Form 10-Q
period 1995-10-31
PMR CORP
filed 1995-12-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1995 or
                                              ----------------

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  0-20488

                                PMR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 23-2491707
-------------------------------               ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)


         3990 Old Town Avenue, Suite 206A, San Diego, California, 92110
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (619)  295-2227
                ------------------------------------------------
                Registrant's Telephone No., Including Area Code)

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes    [X]                             No  [ ]
                         -------                             -------
               (2)  Yes    [X]                             No  [ ]
                         -------                             -------

As of December 9, 1995, the Registrant has issued and outstanding 3,443,742 shares of common stock, par value $.01 per share.

                                PMR CORPORATION

                                     INDEX


PART I                                         FINANCIAL INFORMATION                             Page

                 Item 1.             Consolidated Condensed Balance Sheets as
                                     of  October 31, 1995 (Unaudited) and April
                                     30, 1995                                                      1

                                     Consolidated Condensed Income and Loss
                                     Statements for the three and six months
                                     ended October 31, 1995 and 1994
                                     (Unaudited)                                                   2

                                     Consolidated Condensed Statements of Cash
                                     Flows for the six months ended October 31,
                                     1995 and 1994 (Unaudited)
                                                                                                   3
                                     Notes to Consolidated Condensed Financial
                                     Statements (Unaudited)                                        4

                 Item 2.             Management's Discussion and Analysis of
                                     Financial Condition and Results of
                                     Operations                                                    5


PART II          OTHER INFORMATION

                 Item 1.             Legal Proceedings                                            10
                 Item 2.             Changes in Securities                                        10
                 Item 3.             Defaults Upon Senior Securities                              10
                 Item 4.             Submission of Matters to a Vote of
                                     Security Holders                                             10
                 Item 5.             Other Information                                            10
                 Item 6.             Exhibits and Reports on Form 8-K                             10

                        PMR Corporation and Subsidiaries

                     Consolidated Condensed Balance Sheets

                                                                                          October 31          April 30
                                                                                             1995               1995
                                                                                          -----------        -----------
                                                                                          (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                                   $981,678         $1,382,376
 Notes and accounts receivable, net                                                        11,198,602          8,465,568
 Prepaid expenses and other current assets                                                    364,607            289,996
 Refundable income tax benefits                                                               817,165            817,165
 Deferred income tax benefits                                                               1,217,000          1,217,000
                                                                                          -----------        -----------
Total current assets                                                                       14,579,052         12,172,105
Furniture and office equipment, less accumulated
 depreciation of $740,014 in October 1995 and $579,656 in April 1995                          682,560            790,243
Long-term receivables                                                                         614,372            937,705
Other assets                                                                                2,078,397            910,701
                                                                                          -----------        -----------
                                                                                          $17,954,381        $14,810,754
                                                                                          ===========        ===========
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued compensation                                                 $2,499,057         $1,909,625
 Note payable to bank                                                                       1,200,000          1,200,000
 Current portion of long term debt                                                            190,633            206,550
                                                                                          -----------        -----------
Total current liabilities                                                                   3,889,690          3,316,175

Reserve for contract settlement                                                             4,808,044          3,523,223
Deferred income taxes                                                                         620,000            458,000
Other long term liabilities                                                                   336,246            451,762
Commitments

Stockholders' equity:
 Common Stock, $.01 par value, authorized shares -
  10,000,000; issued and outstanding shares - 3,443,742
   in October 1995; 3,338,656 in April 1995.                                                   35,459             33,385
 Convertible preferred stock, $.01 par value,
  authorized shares - 1,000,000
  Series C - issued and outstanding - 700,000 shares
   (aggregate liquidation preference $1,750,000)                                                7,000              7,000
 Paid-in capital                                                                            8,111,682          7,050,263
 Notes receivable from shareholders                                                           (59,742)           (62,626)
 Retained earnings                                                                            206,002             33,572
                                                                                          -----------        -----------
                                                                                            8,300,401          7,061,594
                                                                                          -----------        -----------
                                                                                          $17,954,381        $14,810,754
                                                                                          ===========        ===========

See notes to consolidated condensed financial statements.

                        PMR Corporation and Subsidiaries

               Consolidated Condensed Income and Loss Statements

                                  (Unaudited)



                                                             Second Quarter                           Year-to-Date
                                                      ----------------------------         --------------------------------
                                                           Three Months Ended                       Six Months Ended
                                                               October 31                              October 31
                                                         1995              1994               1995                 1994
                                                      ----------        ----------         -----------          -----------
Management fees & other revenues                      $8,215,153        $6,035,452         $14,220,704          $12,154,818

Expenses
 Operating expenses                                    6,389,904         5,238,927          11,210,983           10,609,492
 Marketing, general and administrative                 1,079,836           752,961           1,883,610            1,672,847
 Provision for bad debts                                 214,173           216,274             411,568              441,427
 Depreciation and amortization                           151,964           100,479             266,152              197,083
 Interest - net                                           39,987             6,880              47,378               (4,134)
 Minority interest in loss of subsidiary                       -           (33,278)                524              (91,638)
                                                      ----------        ----------         -----------          -----------
                                                       7,875,864         6,282,243          13,820,215           12,825,077

Income (loss) before income taxes                        339,289          (246,791)            400,489             (670,259)

Less income tax expense (benefit)                        139,000           (96,000)            162,000             (270,000)
                                                      ----------        ----------         -----------          -----------
Net income (loss)                                        200,289          (150,791)            238,489             (400,259)
Less dividends on:
 Series C convertible preferred stock                     33,335                 -              66,060                    -
                                                      ----------        ----------         -----------          -----------
Net income (loss) for common stock                    $  166,954        $ (150,791)        $   172,429          $  (400,259)
                                                      ==========        ==========         ===========          ===========
Earnings (loss) per common share
  Primary                                                  $ .04            $ (.05)              $ .04               $ (.12)
                                                      ==========        ==========         ===========          ===========

  Fully diluted                                            $ .04            $ (.05)              $ .04               $ (.12)
                                                      ==========        ==========         ===========          ===========

Shares used in computing earnings
  Primary                                              4,451,395         3,343,285           4,351,283            3,345,624
                                                      ==========        ==========         ===========          ===========

  Fully diluted                                        4,487,591         3,343,285           4,407,086            3,345,624
                                                      ==========        ==========         ===========          ===========


See notes to consolidated condensed financial statements.

                        PMR Corporation and Subsidiaries

                Consolidated Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                                            Second Quarter
                                                                                            Six Months Ended
                                                                                               October 31
                                                                                     ----------------------------
                                                                                         1995             1994
                                                                                     ----------        ----------
OPERATING ACTIVITIES
 Net income (loss)                                                                  $   172,429       $  (400,259)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
  Provision for bad debts                                                               411,568           441,427
  Depreciation and amortization                                                         266,152           197,083
  Provision (benefit) for deferred taxes                                                162,000          (270,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                                               (2,821,269)       (5,414,496)
   Other assets                                                                      (1,091,591)         (196,519)
   Accounts payable and accrued compensation                                            605,209          (738,967)
   Reserve for contract settlement                                                    1,284,821         1,388,376
   Other liabilities                                                                    743,178           (51,032)
                                                                                    -----------       -----------

                                       NET CASH USED IN OPERATING ACTIVITIES           (267,503)       (5,044,387)

INVESTING ACTIVITIES
 Purchases of furniture and equipment                                                   (52,707)          (86,001)
                                                                                    -----------       -----------
                                       NET CASH USED IN INVESTING ACTIVITIES            (52,707)          (86,001)

FINANCING ACTIVITIES
 Decrease (increase) in notes receivable                                                 19,123           463,412
 Payments on notes payable                                                              (99,611)          (93,394)
 Proceeds from notes payable                                                                  -           541,560
 Proceeds from exercise of warrants & options                                                 -           116,013
 Proceeds from sale of stock                                                                  -         1,584,372
                                                                                    -----------       -----------
                                              NET CASH PROVIDED BY (USED IN)
                                                        FINANCING ACTIVITIES            (80,488)        2,611,963
                                                                                    -----------       -----------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                         $  (400,698)      $(2,518,425)
                                                                                    ===========       ===========


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

October 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 1995, are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.


NOTE B - ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

On July 13, 1995, the Company acquired the 49% partnership interest in the Twin Town Outpatient partnership formerly held by a third party by paying $185,000 in cash and 97,087 shares of the Company's Common Stock valued at $550,000. Prior to that date, the Company owned a 51% interest in the partnership which resulted in consolidation for financial statement purposes.

NOTE C - CASE MANAGEMENT AGREEMENTS

The Company entered into management agreements with two case management agencies in Tennessee, effective September 1 and October 1, 1995, respectively. The Company has agreed to issue 50,000 shares of the Company's Common Stock, valued at $225,000 and $256,250, respectively, to each agency in connection with the agreements.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         PMR Corporation (the "Company") is a manager of programs which treat the diseases that comprise Serious and Persistent Mental Illness (SPMI). These diseases are primarily Schizophrenia and Bipolar Disorder (Manic Depression). In addition, the Company manages chemical dependency programs.

         The Company's programs are outpatient and community based. They focus on limiting hospitalization and returning the mentally disabled back to work, or into other productive activities. The Company manages three distinct types of programs.

         First, PMR engages in the development and management of psychiatric partial hospitalization programs (Programs). These are intensive outpatient treatment programs designed for SPMI individuals as an alternative to inpatient acute care. These Programs are operated in conjunction with Hospitals or Community Mental Health Centers (CMHCs).

         Second, the Company manages a complete mental health benefit for the SPMI individuals and has expanded its focus to compete within the managed care segment of the industry. In line with its strategic goals, during the second quarter of fiscal year 1996, the case management division began operating in September in Nashville and a second site was initiated in Memphis in October. Case management for SPMI is continual face to face contacts with patients in the home, community or office. The case manager assists with access to all health care social and daily living services needed to sustain living in the community. It is believed to be the essential service required for SPMI in a managed care environment.

         Third, the Company, through its subsidiary, Twin Town Outpatient, provides outpatient chemical dependency treatment services from detoxification to rehabilitation and recovery for the principally for the commercial managed care market.

RESULTS OF OPERATIONS

Second Quarter Operations

         During the second quarter of fiscal year 1996, the Company earned $167,000 on net revenues of $8.2 million. Comparable figures for the equivalent prior year period reflected a loss of $151,000 on net revenue of $6.0 million. The addition of case management revenues and the improved net revenue per patient and improved margins in the Programs contributed to the improved earnings. The Program's "same store" statistics were: an increase of 9% in patient census, an increase in net revenue of 13%, an increase in operating expenses of 7%, and an increase in gross margin of 26%.

         Management Fee Revenue. Net revenues for the quarter were up $2.2 million, or 36% higher than the net revenues in the equivalent prior year period, primarily as the result of revenue from the case management division of approximately $1.6 million. In addition, patient census in the Programs was up 14% from the equivalent prior year period, but net revenue was up 22%, reflecting an improvement in net revenue per patient of 13%. Net revenue for chemical dependency treatment services was up 11% from the equivalent prior year period.

         Operating expenses. Operating expenses for the quarter of $6.4 million, up $1.2 million, reflected a 22% increase from the equivalent prior year period, also primarily as the result of the case management division's operating expenses of approximately $1.4 million. Program expenses increased 5% from the equivalent prior year period, but decreased 3% on a per patient basis.

         Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $327,000 or 43%, due to the administrative costs associated with the addition of the case management division.

         Depreciation and amortization. Depreciation and amortization increased $52,000 or 52% primarily as the result of the amortization of the covenants not to compete associated with the acquisition of all of the other partner's interest in the Twin Town Outpatient subsidiary.

         Dividends. The Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum.


Six Month Operations

    For the six months ended October 31, 1995, the Company earned $172,000 on net revenues of $14.2 million. Comparable figures for the equivalent prior year period reflected a loss of $400,000 on net revenue of $12.2 million. The Program's "same store" results were: an increase of 9% in patient census, an increase in net revenue of 13%, an increase in operating expenses of 7%, and an increase in gross margin of 26%.

         Management Fee Revenue. Net revenues for the six months were 17% higher than the net revenues in the equivalent prior year period, primarily as the result of revenue from the case management division of approximately $1.6 million. In addition, volume in the Programs was up 6% from the equivalent prior year period, but net revenue was up 15%, reflecting an improvement in net revenue per patient of 9%. Net revenue for chemical dependency treatment services was up 14% from the equivalent prior year period.

         Operating expenses. Operating expenses for the quarter of $11.2 million reflected a 6% increase from the equivalent prior year period, also primarily as the result of operating expenses of the case management division of approximately $1.4 million. Program expenses increased 6% from the equivalent prior year period, but decreased 2% on a per patient basis.

         Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $211,000 or 13%, due to the administrative costs associated with addition of the case management division.

         Depreciation and amortization. Depreciation and amortization increased $69,000 or 35% primarily as the result of the amortization of the covenants not to compete associated with the acquisition of all of the other partner's interest in the Twin Town Outpatient subsidiary.

         Dividends. The Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

         At October 31, 1995, the Company had $981,000 in cash available for working capital purposes, a decrease of approximately $401,000 from the end of the prior year. Borrowings on the line of credit remained unchanged at $1.2 million. Management has received an extension to February 5, 1996, on its $2.0 line of credit and is currently negotiating an increase in the total commitment.

         The ratio of current assets to current liabilities of 3.7 at the end of the current quarter compares to a ratio of 3.6 at April 30, 1995. The average number of days' revenue in accounts receivable of 123 days at the end of the current quarter has declined from 134 at April 30, 1995 and from 142 at the end of the equivalent prior year period.

         Working capital is anticipated to be utilized during the year to continue expansion of the Company's partial hospitalization programs which typically require $45,000 to $60,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening as well as for the implementation and expansion of other Company programs. New programs generally experience operating losses through an average of the first four months of operation. Approximately $700,000 was used in the second quarter of the current fiscal year to fund the initial operations of the case management division. Additional funding of approximately $225,000 is expected to be used in the third quarter for case management operations, but subsequent operations are expected to be funded from cash collections of the case management division. The Company expects to require additional funds for the expansion or start up of additional case management networks, and Management is exploring new sources of financing for expansion.

         The Company has been advised by the Health Care Financing Administration (HCFA) that certain Program-related costs are not allowable for reimbursement. Although the Company believes that its management fee is fully reimbursable, there can be no assurances that, upon regulatory or judicial review, the Company's position will be sustained. If the Company's management fee is not fully allowed, the Company may be responsible for reimbursement of the amounts disallowed, pursuant to warranty obligations that exist with certain Hospital and CMHCs. Even though the Company's financial statements provide a reserve for any such payments, a short-term obligation to provide reimbursement could have a material adverse impact upon the Company's liquidity and capital resources. Management believes, however, that this is unlikely to occur. Certain factors are, in management's view, likely to lessen the impact of any such material adverse effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years; that any disallowance will merely be offset against obligations already owed by the Provider to the Company; and that, in certain instances, funds have already been paid into an escrow account to cover any such eventuality.

         The Focused Medical Review of claims for partial hospitalization services conducted by fiscal intermediaries for the Hospitals and CMHCs has substantially abated. To the extent claims for services have been denied in Programs managed by the Company, the great majority of the denied claims have been appealed and the reversal rate has been favorable. The appeals process continues for a significant number of the denied claims. Generally, to the extent that a denied claim is not reversed, the Company is not entitled to a management fee with respect to the denied claim. Management believes that the Company's reserve for contract settlement should be adequate to offset the negative impact of unsuccessful appeals of denied claims.

         The Company, during the course of its ordinary business operations, from time to time is faced with claims asserted by employees whose employment have been terminated. Presently, one attorney represents two former employees who have filed separate wrongful termination lawsuits against the Company. One of these employees was involuntarily terminated by the Company and the other voluntarily quit. The employee who was involuntarily terminated also filed a complaint against the Company in the United States District Court, Northern District of California, under the federal and state false claims acts alleging the submission of false claims to Medicare. The complaint was filed on August 24, 1994, and was unsealed in June 1995. The United States declined to intervene. The Company requested special counsel to review the assertions regarding false claims. As a result of the Company's internal review and an investigation performed by special counsel, management has concluded that these lawsuits lack merit and will be defended vigorously. Management believes that the resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations, although the Company will be required to incur legal fees and costs in defending these lawsuits.


Uncertainty Associated with Health Care Regulations

         Since approximately 98% of the patients in the Programs administered by the Company are Medicare-eligible persons, much of its revenue is dependent upon Medicare reimbursement rules. Revisions or modifications to Medicare rules and regulations could have a material adverse effect on the Company. The Company and its Hospital and CMHC contracting agencies have quality assurance and utilization review programs to ensure that the Programs are operated in compliance with all Medicare requirements. Management and administrative support services related to patient care have been specifically approved in published Medicare guidelines as a

Medicare-reimbursable expense as long as the costs for such services are reasonable and records are submitted for the purchased services so that the Hospital and CMHC contracting agencies can continue to reassess the effectiveness of such services. In addition, substantially all of the funds paid to the case management agencies that the Company is managing is derived from Federal and State Medicaid funds.

         In the present period of legislative uncertainty and deficit Federal spending, financing the Medicare and Medicaid programs will continue to be a target for reduced spending and the rules and regulations will continue to be refined and changed. It is impossible to predict what changes will be made and, therefore, one cannot speculate as to the impact of future changes on the Company's contracts or revenues. Management believes it is unlikely that funding will cease for the treatment of psychiatric illness. Further, in view of the continued emphasis on outpatient treatment programs, management believes changes in Medicare or Medicaid regulations will not disqualify its Program conceptually, although modification of its contracts or adjustments in its Programs may be required.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Company conducted an Annual Meeting of the stockholders on October 18, 1995.

         b) At the Annual Meeting, the following members were elected to the Company's Board of Directors: Allen Tepper, Susan D. Erskine, Daniel L. Frank, Eugene D. Hill III, Charles C. McGettigan, and Richard A. Niglio.

         c) At the Annual Meeting, the stockholders voted upon and approved three motions in the following manner:

         i)     As to the election of each director:

    Nominee                  Shares Voted in Favor    Shares Opposed    Abstentions
    -------                  ---------------------    --------------    -----------
Allen Tepper                      3,606,926.12              -0-            76,100
Susan D. Erskine                  3,606,926.12              -0-            76,100
Daniel L. Frank                   3,585,198.12              -0-            97,828
Eugene D. Hill III                3,585,198.12              -0-            97,828
Charles C. McGettigan             3,585,198.12              -0-            97,828
Richard A. Niglio                 3,585,198.12              -0-            97,828

         ii) To increase the number of shares of Common Stock available for option grant to 2,000,000 from 500,000; 2,546,639.12 FOR; 273,478 AGAINST; 4,451
ABSTAIN.

         iii) To ratify the selection of Ernst & Young as the Company's Independent Auditor for its fiscal year ending April 30, 1996: 3,524,690.12 FOR; 157,595 AGAINST; 741 ABSTAIN.

ITEM 5 - OTHER INFORMATION

         The management of the Company is not aware of any events required to be reported hereunder.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 1995
                                     PMR CORPORATION


                                     BY:    Allen Tepper
                                        --------------------------------------
                                          ALLEN TEPPER
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     BY:   Susan Yeagley Sullivan
                                        --------------------------------------
                                          SUSAN YEAGLEY SULLIVAN
                                          Chief Financial Officer
                                          (Principal Financial Officer)