Form 10-Q
period 1996-01-31
PMR CORP
filed 1996-03-18
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1996 or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20488

                                PMR CORPORATION
                                ---------------
             (Exact name of registrant as specified in its charter)


                    Delaware                      23-2491707
             --------------------            --------------------
                (State or other                (I.R.S. Employer
                jurisdiction of                 Identification
               incorporation or                     Number)
                 organization)

         3990 Old Town Avenue, Suite 206A, San Diego, California, 92110
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)
                                (619) 295-2227
                                --------------
                Registrant's Telephone No., Including Area Code)
                                      N/A
                                      ---
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes   X       No
              -----        -----

     (2)  Yes   X       No
              -----        -----

As of March 14, 1996 the Registrant has issued and outstanding 3,547,149 shares of common stock, par value $.01 per share.

                                PMR CORPORATION

                                     INDEX



PART I            FINANCIAL INFORMATION                                 Page

       Item 1.    Consolidated Condensed Balance Sheets as of
                  January 31, 1996 (Unaudited) and April 30, 1995         1

                  Consolidated Condensed Statements of Operations
                  for the three and nine months ended January
                  31, 1996 and 1995 (Unaudited)                           2

                  Consolidated Condensed Statements of Cash Flows
                  for the nine months ended January 31, 1996 and
                  1995 (Unaudited)                                        3

                  Notes to Consolidated Condensed Financial
                  Statements (Unaudited)                                  4

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           5

PART II           OTHER INFORMATION

       Item 1.    Legal Proceedings                                      11
       Item 2.    Changes in Securities                                  11
       Item 3.    Defaults Upon Senior Securities                        11
       Item 4.    Submission of Matters to a Vote
                    of Security Holders                                  11
       Item 5.    Other Information                                      11
       Item 6.    Exhibits and Reports on Form 8-K                       11

                        PMR Corporation and Subsidiaries

                     Consolidated Condensed Balance Sheets

                                                                                          January 31         April 30
                                                                                             1996              1995
                                                                                         -----------       -----------
                                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                               $ 1,688,710       $ 1,382,376
 Notes and accounts receivable, net                                                       12,505,408         8,465,568
 Prepaid expenses and other current assets                                                   264,355           289,996
 Refundable income tax benefits                                                              817,159           817,165
 Deferred income tax benefits                                                              1,217,000         1,217,000
                                                                                         -----------       -----------
Total current assets                                                                      16,492,632        12,172,105
Furniture and office equipment, less accumulated depreciation
 of $817,378 in January 1996 and $579,656 in April 1995                                      673,721           790,243
Long-term receivables                                                                        419,705           937,705
Other assets                                                                               2,005,667           910,701
                                                                                         -----------       -----------
                                                                                         $19,591,725       $14,810,754
                                                                                         ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and other liabilities                                                  $ 2,192,762       $ 1,114,134
 Accrued compensation and benefits                                                         1,693,241           861,029
 Note payable to bank                                                                        800,000         1,200,000
 Current portion of long term debt                                                           157,766           206,550
                                                                                         -----------       -----------
Total current liabilities                                                                  4,843,769         3,381,713

Reserve for contract settlement                                                            5,410,999         3,523,223
Deferred income taxes                                                                        425,200           458,000
Other long term liabilities                                                                  363,821           386,225
Commitments

Stockholders' equity:
 Common Stock, $.01 par value, authorized shares -
  10,000,000; issued and outstanding shares - 3,547,149
   in January 1996; 3,338,656 in April 1995.                                                  35,471            33,385
 Convertible preferred stock, $.01 par value,
  authorized shares - 1,000,000
  Series C - issued and outstanding - 700,000 shares
   (aggregate liquidation preference $1,750,000)                                               7,000             7,000
 Paid-in capital                                                                           8,116,216         7,050,262
 Notes receivable from shareholders                                                          (39,351)          (62,626)
 Retained earnings                                                                           428,600            33,572
                                                                                         -----------       -----------
                                                                                           8,547,936         7,061,593
                                                                                         -----------       -----------
                                                                                         $19,591,725       $14,810,754
                                                                                         ===========       ===========



See notes to consolidated condensed financial statements.

                        PMR Corporation and Subsidiaries

                Consolidated Condensed Statements of Operations

                                  (Unaudited)



                                                                            Third Quarter                   Year-to-Date
                                                                      --------------------------      ----------------------------
                                                                          Three Months Ended              Nine Months Ended
                                                                             January 31                      January 31
                                                                         1996            1995            1996             1995
                                                                      -----------     ----------      -----------      -----------
Management fees & other revenues                                      $10,154,252     $5,107,489      $24,374,956      $17,262,307


Expenses
 Operating expenses                                                     8,462,791      5,121,831       19,674,822       15,731,323
 Marketing, general and administrative                                    914,496        840,437        2,798,106        2,513,284
 Provision for bad debts                                                  233,921        162,000          645,489          603,427
 Depreciation and amortization                                            151,680        106,782          417,832          303,865
 Interest - net                                                           (46,048)        15,146            1,330           11,012
 Minority interest in loss of subsidiary                                        -        (44,701)            (524)        (136,339)
                                                                      -----------     ----------      -----------      -----------
                                                                        9,716,840      6,201,495       23,537,055       19,026,572

Income (loss) before income taxes                                         437,412     (1,094,006)         837,901       (1,764,265)

Less income tax expense (benefit)                                         182,000       (453,000)         344,000         (723,000)
                                                                      -----------     ----------      -----------      -----------
Net income (loss)                                                         255,412       (641,006)         493,901       (1,041,265)
Less dividends on:
 Series C convertible preferred stock                                      32,813         32,813           98,873           32,813
                                                                      -----------     ----------      -----------      -----------
Net income (loss) for common stock                                       $222,599      $(673,819)        $395,028      $(1,074,078)
                                                                      ===========     ==========      ===========      ===========
Earnings (loss) per common share
  Primary                                                                   $ .06         $ (.20)           $ .11           $ (.32)
                                                                      ===========     ==========      ===========      ===========
  Fully diluted                                                             $ .06         $ (.20)           $ .11           $ (.32)
                                                                      ===========     ==========      ===========      ===========
Shares used in computing earnings
  Primary                                                               4,556,745      3,338,004        4,419,810        3,337,106
                                                                      ===========     ==========      ===========      ===========
  Fully diluted                                                         4,556,745      3,338,004        4,450,528        3,337,106
                                                                      ===========     ==========      ===========      ===========





See notes to consolidated condensed financial statements.

                        PMR Corporation and Subsidiaries

                Consolidated Condensed Statements of Cash Flows

                                  (Unaudited)

                                                                                            Third Quarter
                                                                                     ---------------------------
                                                                                           Nine Months Ended
                                                                                              January 31
                                                                                        1996            1995
                                                                                     ----------      -----------
OPERATING ACTIVITIES
 Net income (loss)                                                                     $493,901      $(1,041,265)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
  Provision for bad debts                                                               645,489          603,427
  Depreciation and amortization                                                         417,832          303,865
  Provision (benefit) for deferred taxes                                                344,000         (723,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                                               (4,167,329)      (6,009,964)
   Other assets                                                                        (176,819)        (376,748)
   Accounts payable and accrued compensation                                          1,976,378         (387,991)
   Reserve for contract settlement                                                    1,887,776        1,870,150
   Other liabilities                                                                   (315,881)        (107,176)
                                                                                     ----------      -----------
                                                NET CASH PROVIDED BY (USED IN)
                                                          OPERATING ACTIVITIES        1,105,347       (5,868,702)

INVESTING ACTIVITIES
 Purchases of furniture and equipment                                                  (123,049)        (141,910)
                                                                                     ----------      -----------
                                         NET CASH USED IN INVESTING ACTIVITIES         (123,049)        (141,910)

FINANCING ACTIVITIES
 Proceeds from sale of preferred stock                                                                 1,583,059
 Proceeds from sale of common stock                                                                      132,513
 Proceeds from note payable to bank                                                                    2,800,000
 Payments on note payable to bank                                                      (400,000)      (1,600,000)
 Payments on long term debt                                                            (153,575)        (193,742)
 Payment of dividends on preferred stock                                               (126,935)               -
 Proceeds from exercise of warrants & options                                             4,546                -
                                                                                     ----------      -----------
                                                NET CASH PROVIDED BY (USED IN)
                                                          FINANCING ACTIVITIES         (675,963)       2,721,830
                                                                                     ----------      -----------

                                                    NET INCREASE (DECREASE) IN
                                                     CASH AND CASH EQUIVALENTS         $306,334      $(3,288,782)
                                                                                     ==========      ===========



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

January 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For purposes of computing earnings per share, the Series C Preferred Stock is a common stock equivalent and conversion is assumed except when anti-dilutive. Operating results for the three and nine months ended January 31, 1996, are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.


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

     First, PMR engages in the development and management of outpatient acute psychiatric programs (Programs) which include partial hospitalization programs. These are intensive outpatient treatment programs designed for SPMI individuals as an alternative to inpatient acute care. These Programs are operated in conjunction with Hospitals or Community Mental Health Centers (CMHCs), "the Providers." During the third quarter, the Company commenced operations in one new market area, re-opened one site with a new Provider and re-opened the fourth San Diego site in a new location.

     Second, the Company manages a complete mental health benefit for the SPMI individuals and has expanded its focus to compete within the managed care segment of the industry. In line with its strategic goals, during the second quarter of fiscal year 1996, the case management subsidiary began operating in September in Nashville and a second site was initiated in Memphis in October. During the third quarter, the Company signed a General Enabling Agreement with a consortium of CMHCs in Arkansas. Case management for SPMI is continual face to face contacts with patients in the home, community or office. The case manager assists with access to all health care, social and daily living services needed to sustain living in the community. It is believed to be the essential service required for SPMI in a managed care environment.

     Third, the Company, through its subsidiary, Twin Town Outpatient, provides outpatient chemical dependency treatment services from detoxification to rehabilitation and recovery principally for the commercial managed care market. During the third quarter, Twin Town Outpatient began the management of the first ambulatory detoxification program for public sector patients in Arkansas.

RESULTS OF OPERATIONS

Third Quarter Operations

     During the third quarter of fiscal year 1996, the Company earned $223,000 on net revenues of $10.2 million. Comparable figures for the equivalent prior year period reflected a loss of $674,000 on net revenue of $5.1 million. Net revenue for the nine months was 99% higher than the net revenue in the equivalent prior year period, primarily as the result of revenue from the case management subsidiary of approximately $3.0 million and the improved net revenue per patient and improved margins in the outpatient acute psychiatric programs. Patient census in the outpatient acute psychiatric program was up 40% from the equivalent prior year period, but net revenue was up 51%, reflecting an improvement in net revenue per patient of 23%. The outpatient acute psychiatric program's "same store" statistics were: an increase in patient census of 35%, an increase in net revenue of 39%, an increase in operating expenses of 18%, and an increase in gross margin of 105%. Net revenue for chemical dependency treatment services was unchanged from the equivalent prior year period.

     Operating expenses. Operating expenses for the quarter of $8.4 million, up $3.3 million, reflected a 65% increase from the equivalent prior year period, also primarily as the result of the case management subsidiary's operating expenses of approximately $2.7 million. Operating expenses were 83% of net revenue for the current quarter compared to 100% of net revenue for the equivalent prior year period. Outpatient acute psychiatric program expenses increased 21% from the equivalent prior year period, but decreased 1% on a per patient basis.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $74,000 or 9%, due to the administrative costs associated with the addition of the case management subsidiary operations. Marketing, general and administrative expenses have decreased from 16% of revenue in the equivalent prior year quarter to 9% of revenue in the current quarter.

     Depreciation and amortization. Depreciation and amortization increased $45,000 or 42% primarily as the result of the amortization of the covenants not to compete associated with the acquisition of all of the other partner's interest in the Twin Town Outpatient subsidiary.

     Interest - net. Net interest earned is a reflection of the improved cash collections and interest earned on notes receivable as well as the result of the decrease in debt and the increase in cash available for investment.

     Dividends. The Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum.

Nine Month Operations

     For the nine months ended January 31, 1996, the Company earned $395,000 on net revenue of $24.4 million. Comparable figures for the equivalent prior year period reflected a loss of $1.1 million on net revenue of $17.3 million. Net revenue for the nine months was 41% higher than the net revenue in the equivalent prior year period, primarily as the result of revenue from the case management subsidiary of approximately $4.5 million and the improved net revenue per patient and improved margins in the outpatient acute psychiatric programs. In addition, volume in the outpatient acute psychiatric programs was up 17% from the equivalent prior year period, but net revenue was up 26%, reflecting an improvement in net revenue per patient of 8%. The outpatient acute psychiatric program's "same store" results were: an increase of 12% in patient census, an increase in net revenue of 15%, an increase in operating expenses of 5%, and an increase in gross margin of 38%. Net revenue for chemical dependency treatment services was up 9% from the equivalent prior year period.

     Operating expenses. Operating expenses for the nine months of $19.7 million reflected a 25% increase from the equivalent prior year period, primarily as the result of operating expenses of the case management subsidiary of approximately $4.1 million. Operating expenses were 81% of net revenue for the year-to-date compared to 91% of net revenue for the equivalent prior year period. Outpatient acute psychiatric program expenses increased 9% from the equivalent prior year period, but decreased 6% on a per patient basis.

     Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $285,000 or 11%, due to the administrative costs associated with addition of the case management subsidiary operations. Marketing, general and administrative expenses have decreased from 15% of revenue in the equivalent prior year period to 11% of revenue in the current period.

     Depreciation and amortization. Depreciation and amortization increased $114,000 or 38% primarily as the result of the amortization of the covenants not to compete associated with the acquisition of all of the other partner's interest in the Twin Town Outpatient subsidiary.

     Interest - net. Net interest earned is a reflection of the improved cash collections and interest earned on notes receivable as well as the result of the increase in cash and the decrease in debt.

     Dividends. The Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum.

LIQUIDITY AND CAPITAL RESOURCES


General

     At January 31, 1996, the Company had $1,689,000 in cash available for working capital purposes, an increase of approximately $307,000 from the end of the prior fiscal year. Borrowings on the line of credit have been reduced to $800,000. Management has arranged a new line of credit with Sanwa Bank effective February 1, 1996 for a total commitment of $3.0 million at an interest rate of either the bank's reference rate plus one or the Euro dollar rate plus three. The expiration date is August 30, 1997.

     The ratio of current assets to current liabilities of 3.4 at the end of the current quarter compares to a ratio of 3.6 at April 30, 1995. The average number of days' revenue in accounts receivable of 113 days at the end of the current quarter has declined from 134 at April 30, 1995, and from 175 at the end of the equivalent prior year period.

     Working capital is anticipated to be utilized during the year to continue expansion of the Company's outpatient acute psychiatric programs which typically require $45,000 to $60,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening as well as for the implementation and expansion of other Company programs. New outpatient acute psychiatric programs generally experience operating losses through an average of the first four months of operation. The Company is obligated to provide up to $1.0 million for operating expenses of the Tennessee operations to the Company's case management subsidiary. In satisfaction of this obligation, the Company provided $1.0 million in the second and third quarters of the current fiscal year to fund the initial operations of the case management subsidiary. Additional funding of approximately $400,000 may be required in the fourth quarter for case management operations in Tennessee, but subsequent operations are expected to be funded from cash collections of the case management subsidiary. The Company expects to require additional funds for the expansion or start up of additional case management operations, and Management is exploring new sources of financing for expansion.

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


Uncertainty Associated with Health Care Regulations

     For the three and nine month periods ended January 31, 1996, 67% and 76%, respectively, of the Company's revenues were derived from the Company's management of its outpatient acute psychiatric programs. The remaining revenues were derived from operations of the Company's case management and chemical dependency programs. Substantially all of the funds paid to the case management agencies that the Company is managing are derived from Federal and State Medicaid funds.

     Since substantially all of the patients of the Company's outpatient acute psychiatric programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the Hospitals or CMHCs (Providers) on whose behalf these programs are managed.

     The Company maintains a contractual settlement reserve to cover the effect of primarily two uncertainties: 1) that the Company may not receive full payment of the management fees owed to it by the Providers during the periodic review of the Providers' claims by the fiscal intermediaries, and 2) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the Providers' cost report by fiscal intermediaries.

     During the fourth quarter of Fiscal Year 1994, the Company became aware that fiscal intermediaries for Hospitals and CMHCs had begun a Focused Medical Review of claims for partial hospitalization services throughout the country. The Company's initial experience with the Focused Medical Review was that there were numerous denials of Providers' claims and the denials had an impact on the Company's cash flow because Providers delayed payment of the Company's management fee because of the substantial number of denials. On behalf of the Providers, the Company strenuously disputed these denials, particularly the interpretations implemented by one singular fiscal intermediary. The initial review process was particularly complicated by the absence of comprehensive standards governing the partial hospitalization benefit.

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

     The Focused Medical Review of claims for partial hospitalization services conducted by fiscal intermediaries for the Hospitals and CMHCs has substantially abated. During Fiscal 1996, the number of denied claims have been reduced to an insignificant rate. This has occurred as a result of a number of factors, such as the issuance of a Medicare Program Memorandum by HCFA during June 1995 (which defines partial hospitalization eligibility and the scope of covered services), as well as the intensification of the Company's utilization review and utilization management efforts. As the number of denials decrease, the impact on cash flow decreases to what management anticipates will constitute a more normal impact on the Company's cash flow typical of the conditions which existed prior to the Focused Medical Review.

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

     In the present period of legislative uncertainty and deficit Federal spending, financing the Medicare and Medicaid programs will continue to be a target for reduced spending and the rules and regulations will continue to be refined and changed. It is impossible to predict what changes will be made and, therefore, one cannot speculate as to the impact of future changes on the Company's contracts or revenues. Management believes it is unlikely that funding will cease for the treatment of psychiatric illness. Further, in view of the continued emphasis on outpatient treatment programs, management believes changes in Medicare or Medicaid regulations will not disqualify its outpatient acute psychiatric program conceptually, although modification of its contracts or adjustments in its outpatient acute psychiatric programs may be required.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

Dated: March 15, 1996


                                     PMR CORPORATION


                                     BY:    Allen Tepper
                                        -------------------------------------
                                        ALLEN TEPPER
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                     BY:   Susan Yeagley Sullivan
                                        -------------------------------------
                                        SUSAN YEAGLEY SULLIVAN
                                        Chief Financial Officer
                                        (Principal Financial Officer)