Form 10-K/A
period 1995-04-30
PMR CORP
filed 1996-05-09
CIK 829608

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT TO REPORT

                         FILED PURSUANT TO SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                                 PMR CORPORATION
                 ----------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                 AMENDMENT NO. 1

              ----------------------------------------------------

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended April 30, 1995 by revising certain information regarding the "Business of the Company" contained within Item 1 thereof, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within Item 7 thereof and certain footnotes to its financial statements contained within Items 8 and 14(a) thereof.

             -----------------------------------------------------

PART I


ITEM 1.  BUSINESS OF THE COMPANY

General

         PMR Corporation (the "Company") engages principally in the development and management of psychiatric partial hospitalization programs, which are ambulatory treatment programs that include major diagnostic, medical, psychiatric, psychosocial and prevocational treatment modalities designed for patients with serious mental disorders who require coordinated, intensive, comprehensive and multidisciplinary treatment not typically provided in an outpatient clinic setting. These programs have been designed to be operated by or in conjunction with hospitals or Community Mental Health Centers (CMHCs). A CMHC is an entity that provides outpatient services, including specialized outpatient services for children, the elderly, individuals who are chronically mentally ill and residents of its mental health service area who have been discharged from inpatient treatment at a mental health facility; 24-hour-a-day emergency care services; day treatment or other partial hospitalization services or psychosocial rehabilitation services; screening for patients being considered for admission to State mental health facilities to determine the appropriateness of such admission; and consultation and education services. The CMHC must also meet applicable licensing or certification requirements for CMHCs in the State in which it is located.

         The Company provides programs in two administrative and operational formats. In one format, the Company provides administrative and management services while the hospital or CMHC retains full operational and staffing responsibility. In the other "all-inclusive" format, the Company provides medical support personnel and generally assumes a greater operational responsibility.

         The Company's strategic goals continued to evolve throughout the last fiscal year as management has responded to rapid changes and anticipated additional changes in the health care field, in general, and in mental health care, in particular. Increased pressure on health care costs, intense competition among health care insurers and providers, reduced usage of certain mental health care services and a consolidation of large health care organizations, among other factors, have lead management to conclude that it is no longer feasible to remain solely a developer and manager of psychiatric partial hospitalization programs.

         In addition to the development of new partial hospitalization programs, the Company continues to expand its focus so that it can position itself to manage a complete mental health benefit for seriously and persistently mentally ill ("SPMI") individuals and to compete within the managed care segment of the industry. The Company, through its subsidiary, Twin Town Outpatient, provides outpatient chemical dependency treatment services from detoxification to recovery for the managed care market.

         The Company anticipates continuing to add and develop new products and service systems to better enable itself to compete in the rapidly-changing mental health care environment.

Description of the Company's Psychiatric Partial
Hospitalization Programs

         A partial hospitalization program is an ambulatory outpatient treatment program (the "Program") that provides intensive, coordinated clinical services to patients with severe mental illnesses. The Programs are developed in affiliation with acute care hospitals, licensed as an outpatient service of the hospital and receive JCAHO (Joint Commission on Accreditation of Health Care Organizations) accreditation as part of the hospital's review. In 1994, the Company expanded the scope of its business by contracting with certified CMHCs.

         The Company's operations are undertaken pursuant to contractual arrangements with a hospital ("Hospital") or CMHC. These contractual arrangements are generally codified in the form of written contracts (the "Contracts") which establish the respective responsibilities and obligations of the Company and the Hospital or CMHC. See "Contractual Arrangements".

         Program revenues derived by the Company under the Contracts generally fit within two types of arrangements. First, certain Contracts provide for an "all inclusive" fee arrangement based upon per-unit rates which require the Company to assume responsibility for the costs of all patient care and medical support personnel, facilities costs and certain other direct Program costs. Second, in non-all-inclusive arrangements, the Company is not responsible for the costs of patient care and medical support personnel and receives compensation based on a fixed, monthly fee or in the form of per-unit arrangements based upon patient census.

         To a certain extent, the Company's revenues rely, directly and/or indiectly, upon the collection experience of the Hospital or CMHCs. Accordingly, the Company does not enjoy any contractual guarantee of minimum revenues. The all-inclusive arrangements constitute approximately 85% of the Company's revenues. Regardless of the type of arrangement with the Hospital or CMHC, all medical services rendered in the Programs are provided and billed by the Hospital or CMHC.

         Since inception, the Company's business plan focused upon clinical programs for SPMI patients. Since 1991, however, the Company has continued to expand the scope of its business through the implementation of specialty treatment approaches for patients who are dually diagnosed with mental illness and chemical dependency or a developmental disability and patients who can benefit from psychiatric rehabilitation along with their treatment for mental illness. After thorough evaluation of a patient including assessment of psychiatric, psychosocial, pre-vocational and medical problems and history, the patient's physician and Program personnel develop a plan for each patient who is then matched to the array of service that best meets his or her needs. The Company, through research and evaluation, plans to continue the expansion of its specialty programs in order to provide the best "fit" for the most patients possible. The Company also intends to establish additional facilities in the future.

         The Company brings to its Hospitals and CMHCs management expertise with respect to the establishment, development and operation of psychiatric partial hospitalization Programs not usually available in-house to devote to this type of project. The services provided by the Company include:

         (1) Complete Program administration from start-up to ongoing operation. Personnel provided by the Company usually include an on-site Program Administrator, Medical Director, Community Liaison Director with supervision from a Regional Vice President of Operations and in some cases a Clinical Coordinator. In its all-inclusive Contracts, the Company also provides all Program operating personnel in addition to assuming substantially all operating costs and expenses. All Program personnel receive thorough pre-opening training and orientation on documentation, clinical and Program policies and procedures;

         (2) Provision of model policies and a procedures manual that is adapted to meet the individual needs of the Hospital or CMHC;

         (3) Provision of a Clinical Specialist who advises on Program and staff issues;

         (4) Statistical tracking and financial analysis of Program performance;

         (5) Provision of basic and specialty clinical programming with periodic reviews and updates;

         (6) Consistent quality assurance and utilization management reviews;

         (7)      A complete market development program;

         (8)      Development of contracts for services with third party payors;

         (9) Development of procedures to ensure that the Hospital or CMHCs comply with licensing requirements; and

         (10)     Continuing staff education.

         The Company believes the level of service it provides in this specialized field of partial hospitalization, along with the expertise of its management, gives it a distinctive position among providers of mental health management services.


Contractual  Arrangements

         As of April 30, 1995, the Company's Programs were administered and operated pursuant to the terms of seventeen Contracts with Hospitals or CMHCs. Generally, the Contracts provide for terms of two to five years with expiration dates ranging from 1995 to 1999.

         In certain instances, a Contract may be terminated without cause (upon 30-120 days' notice and the payment of severance amounts), whereas in other instances, a Contract may only be terminated with cause or upon the occurrence of certain material events or defaults, such as a material reduction in patient census.

         Management acknowledges that as the Company's Programs mature, it is expected that contract terminations may occur periodically as a matter of normal business development. These may occur as a result of a number of reasons, including a change in market focus, census shifts, varying program needs, change in management or ownership of the Hospital or CMHC or shifts in business goals or relationships. Management recognizes that as a service business, it will periodically experience an ebb and flow of its contract sources such that additional Contracts will be secured and existing Contracts may be terminated. Management is confident, however, that as a general matter, the growth of its Programs will continue, although there can be no assurances that the rate of growth experienced in the past will continue for the long term.

For the year ended April 30, 1995, the following Providers were responsible for ten (10%) percent or more of the Company's consolidated revenues.

                                                               Percentage of
                  Provider                                    Annual Revenue
                  --------                                    --------------

         Scripps Hospital East County                               16%
         Coastal Communities Hospital                               11%
         St. Luke's Hospital                                        11%.


         Each Contract provides that the Company is an independent contractor and that no employer/employee or joint venture relationship exists between the Company and the Hospital or CMHC.

         An analysis of the revenues that are likely to be realized, or the expected dates of expiration of the Company's existing contracts, is subject to a number of variables which makes the process somewhat uncertain.

         The Company's existing Contracts are principally on a fee-for-services basis. Thus, the revenues realizable thereunder are based on a number of variables, including principally patient census, that are beyond the control of the Company. In addition, certain of the contracts can be terminated without cause within varying time frames, notwithstanding stated expiration dates. Thus, projected expiration dates may be uncertain since Contracts may be terminated with or without cause prior to the stated expiration dates. The Company has, in fact, experienced certain terminations in the past. Notwithstanding these terminations, the Company has historically been able to establish new Provider relationships and generally maintain a reasonable continuity of patient care.

         Based purely upon Contracts in existence as of April 30, 1995, and assuming that these Contracts remain in effect until their stated expiration dates, the number and dollar amount of Contracts expiring for the next five years is as follows:



                                                                             Dollar amount of
                      Year                   # of Contracts                    Contracts (1)
                      ----                   --------------                    -------------

                  Fiscal 1996                        3                          $ 2,364,000
                  Fiscal 1997                        8                          $15,590,000
                  Fiscal 1998                        3                          $ 5,649,000
                  Fiscal 1999                        3                          $ 3,875,000
                  Fiscal 2000                     -------                           -0-
- ---------------------------------------

(1) Based solely upon revenues realized during Fiscal 1995. These dollar amounts shall not be viewed as forecasts of future revenue likely to be realized under these contracts.
- ---------------------------------------

The Treatment Program

         Patients admitted to the Programs undergo a complete assessment process that includes psychiatric, psychosocial, medical, and, as needed, other specialized evaluations. An individual treatment plan is developed by the admitting physician for each patient who is then assigned to specific treatment groups that best meets his or her needs. A Care Coordinator is assigned to each patient upon admission and acts as a case manager, coordinating the various services provided to the patient. Each Program site provides comprehensive treatment services including specialty services for geriatric patients, dually diagnosed patients (those having a mental illness along with a substance abuse problem) and core treatment services for the seriously mentally ill patients.

         All Programs provide a minimum of four to five hours of programming five or six days a week. Daily schedules include group therapy, individual therapy, and psychoeducational group therapy. The treatment program is conducted by therapists, nurses and mental health specialists who are supervised by the appropriate department of the Hospital or CMHC and by senior clinical managers in the Programs. The average length of stay for patients admitted to the Program is approximately three to four months.


Existing and Anticipated Program Sites

         As of April 30, 1995, the Company administered twenty-six Programs in Hospital or CMHC facilities. The Programs are located in various counties within California, Arizona, Indiana, Colorado, Arkansas and Texas.

         The Company plans to open additional sites with some of its existing Hospitals or CMHCs based upon economic conditions, the availability of suitable locations and the Company's ability to recruit, train and retain an adequate number of qualified management and Program staff, all of which criteria currently favor continued expansion. The implementation schedule of each new site or Program varies based on contract negotiations, market development, recruitment of qualified personnel, facility improvements and regulatory issues.

         Although management is confident that its plans for expansion are attainable within the near term, there can be no assurances that a dramatic change in the infrastructure of the national health system, an elimination of third-party reimbursement or a restriction in the third-party reimbursement guidelines for psychiatric services, would not have an immediate adverse effect upon such plans for expansion, as well as the Company's present operations.


Development of Additional Businesses

         The Company has added three businesses that are intended to diversify it's historic focus on the development of psychiatric partial hospitalization programs.

         In April 1993, the Company through its newly formed subsidiary, Collaborative Care, Inc., purchased certain proprietary information relating to a complete framework and service design for assisting patients with serious and persistent mental illness to advance through the recovery process within a managed care and cost containment environment. The complete framework and service design includes the protocols, techniques, programs and service development plans (the "System") needed to operate the resulting new business.

         The Company is in the process of developing a network of agencies that provide case management services to manage what it believes will be the core providers for the SPMI population in behavioral healthcare under a managed care scenario. It has entered into an agreement with Mental Health Cooperative, Inc. a case management agency in Tennessee, in preparation for the expansion of Tennessee's managed care Medicaid program, TennCare, to the SPMI population for behavioral health. The expansion of TennCare to the SPMI population has been delayed by the State of Tennessee. The start date of the project is not fixed at this time, but the Company is positioned to take advantage of the expansion of the TennCare program to the SPMI population once it begins. The Company is further negotiating with agencies in other states in its development of its network of case management agencies providing this service.

         In November 1993, the Company entered into a general partnership (Twin Town Outpatient) with Aldine Corporation for the development and operation of free-standing outpatient chemical dependency programs and the creation of chemical dependency programs in its existing facilities. The Company has consolidated its 51% interest in the partnership for financial statement purposes. Subsequent to year end the Company acquired all of the other partner's interest by paying $185,000 in cash and 97,087 shares of the Company's common stock valued at $550,000.

         Twin Town Outpatient is a provider of outpatient chemical dependency services to the managed care markets in Los Angeles and San Francisco where it operates six facilities. The program, which is the only chemical dependency program in California to have received Joint Commission Accreditation with Commendation, is provided exclusively on an outpatient basis from detoxification to recovery. Twin Town Outpatient is recognized as a low cost provider to managed care groups, able to complete the total recovery process for the price that many providers charge for detoxification alone. It is anticipated that Twin Town Outpatient will expand it operations in the future.

         During 1995, the Company discontinued the operation of its home care division due to various operating factors which pointed to declining margins.


Marketing

         The Company's principal marketing efforts, with respect to its partial hospitalization business, are concentrated in two general areas. First, the identification of prospective Hospitals or CMHCs who may be suitable providers. Second, once having established an affiliation, the Company assigns personnel to a Program site for the purpose of educating the local community about the availability of the services, its benefits and the type of patient clinically appropriate for service in the partial hospitalization setting.

         A significant factor in the Company's expansion into new market areas is the ability to develop contractual relationships with new Hospitals or CMHCs. Potential Hospitals or CMHCs are identified through an analysis of the market area, discussions with key individuals in the prospective area and personal contacts.

         The Company's marketing efforts are undertaken by its own marketing and development personnel whose marketing efforts focus upon the dissemination of information about the Company's Programs as well as the generic benefits of partial hospitalization programs.

         The Company believes, and its marketing plan emphasizes, that partial hospitalization programs for psychiatric patients offer a cost effective alternative to inpatient care for many patients and can serve to shorten inpatient stays by providing a transition from the hospital for other patients. Additionally, the Company believes that these cost saving benefits, coupled with the clinical benefits provided by the less restrictive atmosphere of an intensive outpatient setting, make partial hospitalization programs attractive to third party payors, including Medicare.

         Marketing efforts for Collaborative Care have focused on developing opportunities for pilot or demonstration projects utilizing the system and developing relationships with key local provider groups to be in a position to respond with a strong local support base. The Company believes that the Collaborative Care Model provides the means to effectively control costs in a managed public-sector mental health system by reducing the costs for the population that consumes the largest portion of the treatment dollars, the SPMI population. In addition, the Model provides state of the art treatment and rehabilitation services which serve to upgrade the existing provider network in a community. The Company believes these benefits of the Collaborative Care Model are recognized as a distinguishing feature for public-sector managed care efforts. The Company has developed several alliances with large commercial sector managed care organizations to provide the administrative services necessary to jointly pursue opportunities that involve managing a total public sector population. The Company will also market the benefits of the model to other managed care organizations as public sector contracts are awarded.

         Twin Town Outpatient's business development efforts are focused on the growth of future centers to serve the managed care industry and capitated medical groups in markets outside of Southern California. Twin Town Outpatient anticipates expanding current contractual relationships and obtaining new provider contracts. Its marketing success is centered on at-risk payors where ambulatory chemical dependency services are of significant value.


Regulatory Matters

         Medicare Guidelines for Reimbursement of Partial Hospitalization
Services

         A significant component of the Company's revenues are derived from payments for its management and administration of the Programs pursuant to the Contracts with Hospitals or CMHCs. Since a substantial percentage of the patients admitted to the Programs rely upon Medicare for payment, the Programs are predominantly dependent upon continued Medicare funding.

         Medicare is a federal health care program created in 1965 as part of the federal Social Security system. It is administered by the U.S. Department of Health and Human Services which has established the Health Care Financing Administration ("HCFA") to promulgate rules and regulations governing the Medicare program.

         HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal letter No. 1303 (effective January 2, 1987) and in subsequent criteria published in Section
230.50 of the Medicare Coverage Manual, HCFA requires partial hospitalization services to be (1) incident to a physician's service, (2) reasonable and necessary for the diagnosis or treatment of the patient's condition, and (3) provided by a physician with a reasonable expectation of improvement of the patient from the treatment.

         The Company became aware during the fourth quarter of fiscal year 1994 that Medicare fiscal intermediaries had begun a Focused Medical Review of claims for partial hospitalization services throughout the country which continued through fiscal year 1995. This process follows HCFA guidelines for Focused Medical Review and targets claims for services which are at risk of inappropriate program payment. This process often occurs when HCFA identifies significant increases in payments for certain types of services as has been the case with the partial hospitalization benefit, particularly when CMHCs were authorized to provide partial hospitalization services under Medicare Part B, effective October 1, 1991. To the extent claims for services have been denied in Programs managed by the Company, the great majority of the denied claims have been appealed and the reversal rate has been favorable. The appeal process continues for a significant number of the denied claims. Generally, to the extent that a denied claim is not reversed, the Company is not entitled to a fee with respect to the denied claim. Management believes that the Company's contract settlement reserve should be adequate to offset the negative impact of unsuccessful appeals of denied claims.


         In addition, one of the intermediaries has issued guidelines interpreting the regulations in a manner that established more restrictive admission and treatment criteria. The Focused Medical Review process resulted in the delay of payments to several Hospital clients. While the process was disruptive, the Company believes that its Programs meet the Medicare requirements of the outpatient hospital benefit. The Company experienced an adverse effect on cash flow as a result of this process, but cash flow has improved as the effects of the review process diminished.

         To deal with issues developed from the Focused Medical Review, in July, 1995, HCFA issued guidelines in draft form which attempt to clarify HCFA regulations. Management of the Company believes that the Programs which it manages comply with these draft guidelines.

         Medicare Guidelines for Management or Administrative Support Services

The Company manages partial hospitalization programs for Hospitals or CMHCs who are Medicare providers. The services which the Company is obligated to render as specified in its Contracts with various Hospitals and CMHCs are covered Medicare services. The Company bills its management fee to the providers as a purchased management and administrative support service. The providers are reimbursed on an interim basis by Medicare fiscal intermediaries and the providers submit annual cost reimbursement reports to the intermediaries for audit each year. The providers seek reimbursement of the Company's management fees from the intermediaries. The Company has warranted the reimbursability of its fee to some providers. This may result in a charge upon the Company's working capital in the event that its management fee is not fully allowed upon audit of a provider's cost reimbursement report by a fiscal intemediary.

         Medicare guidelines indicate that, subject to certain requirements imposed upon a provider, such contract management services may be used in lieu of or in support of in-house staff of the provider and are reimbursable by Medicare, if reasonable. As a general rule, the guidelines indicate that contract management service costs are reasonable if the costs incurred are comparable with marketplace prices for similar services. Management of the Company believes that the value of the Company's services is comparable with marketplace prices for similar services and are fully reimbursable to the providers who pay management fees to the Company.

         Within the last fiscal year, the Company's contract management fees charged to three separate providers were reviewed by two Medicare fiscal intermediaries, the results of these reviews were inconsistent. The Company applied to HCFA to resolve the differences by establishing appropriate guidelines. Although it did confirm the Company's position that management fees are allowable if reasonable in the marketplace, HCFA has called into question the eligibility for reimbursement of certain Program-related costs. The Company asserts that its management fees are fully reimbursable. The Company has added to its contractual settlement reserve to offset any negative impact that could occur in the event that a portion of the Company's management fees are disallowed. Moreover, if there is a disallowance of a portion of the Company's management fees, the Company may have to alter its contractual arrangements to avoid similar problems in the future.

         Medicare/Medicaid Federal Regulation

         Federal statutes regulating Medicare and Medicaid reimbursement provide criminal and civil sanctions for any person or entity to knowingly and willfully solicit or receive or offer to pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual or purchasing, leasing, ordering, arranging for or recommending any goods, facilities, services or item for which payment may be made, in whole or in part, by Medicare or Medicaid funding. The sanctions for violating these laws can include fines, imprisonment, and exclusion from participating in federally-funded health care programs for a period of years or even permanently. Such exclusion would have a material adverse effect on the Company and could be extremely detrimental to the Company. Similar State laws exist as well. As a result of a thorough, internal examination of the Company's operations, management believes that the Company is in material compliance with applicable regulatory and industry standards. However, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials. Moreover, there can be no assurances that the regulations applicable to the Company's operations and its arrangements with hospitals or CMHCs will not change in the future or that future interpretations of existing laws or new laws will not result in the Company's services under the Contracts being deemed a violation of federal Medicare/Medicaid laws.

Licensing of Programs

         The Company's Programs are operated and licensed as outpatient departments of its Hospitals of CMHCs, thus subjecting such Programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the Programs must comply with the requirements of municipal building, health and fire codes. State licensing of the Program facilities is a prerequisite to participation in the Medicare programs. Additionally, the Programs are subject to periodic inspection and recertification. An inability to maintain licenses or permits for any existing facilities or Programs would adversely affect the Company's ability to administer the Programs, and would thus have a material adverse effect on the Company's revenues.

Other Factors That Could Affect Operations and Reimbursement Levels

         The following factors, among others, may affect the operations of the Company and the reimbursement levels of the Hospitals or CMHCs to an extent that cannot be determined at this time:

         (1) Changes in Medicare's cost-based reimbursement for psychiatric services to the prospective payment system used for medical and surgical services.

         (2) Increased uncertainty due to the pressures being brought by third party payors such as Medicare to limit inpatient and outpatient psychiatric care.

         (3) Development of new medications and wider use of existing medications that would alleviate or effectively control symptoms of mental illness.

         (4) The introduction of a national health insurance program or nationally mandated managed care plan for Medicare beneficiaries.

         (5) A Hospital's or CMHC's closure due to adverse financial conditions or due to loss of required federal or state licensure, certification or compliance with Medicare's conditions for participation.

         (6) A substantiated major liability claim against the Company, its Programs, or a Hospital or CMHC. The Company maintains a professional liability policy.

         (7)   New interpretation of Medicare reimbursement regulations.


Human Resources

         In the aggregate, as of April 30, 1995, the Company employed approximately 410 employees, of which 235 are full-time employees. Approximately 365 employees staff clinical programs and 40 oversee and establish new programs in various regions, develop and monitor the clinical aspects of the programs, provide marketing and development support, and provide administrative and clerical support. In addition, the Twin Town Outpatient program employs 23 full-time and 21 part-time employees.

Competition

         The Company competes with other health care management companies for the establishment of affiliations with acute care hospitals to operate psychiatric partial hospitalization programs. Certain of the Company's competitors have greater financial and personnel resources, however, notwithstanding such greater resources the Company believes that it can compete favorably.

         In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different programs and services.

         In each of the Company's current and anticipated market areas, the Company faces competing partial hospitalization programs. The Company anticipates that competition in the area of partial hospitalization will become more intense as pressure to contain the rising costs of health care continues to intensify, and programs such as those operated by the Company are perceived to help contain mental health care costs.

         Currently, management of the Company is aware of several other non-hospital organizations within the United States that provide similar services as the Company. These organizations may have greater resources than the Company. Competition for profit centers will, in fact, cause other non-hospital organizations or additional hospitals to enter into this field. The Company's primary existing competitors are hospitals or hospital corporations.
There can be no assurances that the Company will be able to compete successfully with such companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table presents a year-by-year analysis of certain of the material items that comprise elements of the Company's Results of Operations for the periods contained within the financial statements made a part of this Annual Report.

                                                                                                Percentage
                                                       Percentage of Revenues              Increase (Decrease)
                                                -------------------------------------- ----------------------------
                                                         Year ended April 30

                                                                                           1995           1994
                                                    1995         1994         1993        vs. 1994       vs. 1993
                                                ------------ ------------ ------------ -------------  -------------
Revenues                                            100%         100%         100%          (5%)           37%
Operating expenses                                   95           75           74           20             40
Gross profit                                          5           25           26          (80)            29
Marketing, general and administrative                14           12           13            7             32
Other operating expense                               7            6            2           (6)           336
Income (loss) from operations                       (16)           6           11         (354)           (29)
Other income                                          -            -            1            -            (75)
Income (loss) before income taxes                   (16)           6           12         (354)           (29)
Provision for income taxes (benefit)                 (6)           2            5         (321)           (29)

Net income (loss) before dividends                  (10)           4            7         (377)           (29)


Results of Operations - Fiscal 1995 (compared with fiscal 1994)


         The Company incurred a loss of $2,352,000 or $.70 per share for the fiscal year ended April 30, 1995, compared to a profit of $797,000 or $.24 per share in the prior fiscal year. Results for fiscal 1995 were adversely affected by a number of factors, including an 18% decrease in Program census, a 20% increase in operating expenses, and a year end adjustment of approximately $2,000,000 to write down management fee revenue to provide for the possible effects of the Health Care Financing Administration's ("HCFA") interpretation of the regulations regarding the allowability of management fees for partial hospitalization programs. HCFA confirmed the Company's position that management fees are allowable if reasonable in the marketplace; however, Company management believes that HCFA may still question the allowability of a portion of the Company's management fees. See Uncertainty of Medicare Regulations.

         Management fee revenue. Operating revenue declined $1,039,000 or 5% from fiscal year 1994. "Same store" census declined approximately 20% while "same store" net revenue declined almost 26%, reflecting the special year end provision of approximately $2,000,000 for HCFA's interpretation of the regulations noted in the preceding paragraph. This decrease in net revenue was offset by an increase in net revenue from sites not qualifying for the "same store" comparison, including revenue from five sites opened during 1995. Visits and revenue for the home health division's nine months of operations were approximately 5% greater than for the full year of operations in fiscal 1994; however, the division was unable to attain the census necessary to offset high fixed costs, resulting in declining margins, and the home health service was discontinued in January 1995. Twin Town Outpatient chemical dependency treatment revenues, reported for a full year in fiscal year 1995 as compared to the six months of operations in fiscal year 1994, increased by approximately $1,000,000 from the prior year.

         Operating expenses. Operating expenses increased by approximately $3,483,000 or 20% from fiscal year 1994. "Same store" operating expenses remained flat, and the majority of the increase is attributable to operating expenses at sites not opened for a full year in both 1994 and 1995, including five sites opened during 1995. Operating expense increases of $753,000 are associated with reporting the full year of operations of Twin Town Outpatient compared to six months of operations in fiscal year 1994.


         Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $196,000 or 7% in 1995, primarily as the result of including the full year of operations for Twin Town Outpatient compared to six months of operations in fiscal year 1994.

         Other expenses (income). In 1995, the Company's provision for bad debts amounted to $1,317,000, representing 6% of revenue, the same percentage as in 1994. Depreciation and amortization expenses increased by $127,000 or 46% from the prior year, due largely to the purchases of equipment and furniture in the prior year. Interest expense net of interest income was $62,000, compared to interest income net of interest expense in the prior year of $40,000, representing an increase of $102,000 or 255%. This increase was due to the Company's use of its line of credit in 1995 to meet its cash flow requirements.

         Minority Interest. Minority interest of $108,000 reflects the 49% allocation of losses on Twin Town Outpatient for the amount not owned by the Company. Subsequent to year end, the Company purchased this minority interest for $185,000 and 97,087 shares of the Company's Common Stock.

         Dividends. For the year ended April 30, 1995, the Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum for six months. Dividends are due and payable in October, 1995; however, the Company has the option to pay these dividends in cash or shares of its Common Stock valued at $2.50 per share.

Results of Operations - Fiscal 1994 (compared with fiscal 1993)

         The Company earned $797,000 or $.24 per share in fiscal year 1994 compared to $864,000 or $.30 per share in fiscal year 1993.

         Management fee revenue. Net revenues increased by 37% in fiscal 1994 compared to fiscal 1993, as the result of the conversion of several contracts to the all-inclusive arrangement (26%), the increase in home health visits and revenue (8%), and the addition of the Twin Town Outpatient substance abuse revenues (3%). The volume of partial hospitalization program visits was flat as compared to 1993, largely due to the rebuilding process required as a consequence of the termination of its contract, without cause, by HarborView Medical Center in the first quarter of 1994. The facilities covered by the HarborView contract accounted for approximately 41% of the Company's historic revenue during fiscal 1993. With four sites under management in San Diego, the Company was providing service at the end of fiscal 1994 to approximately 50% by volume of the clients it had served at the beginning of 1994 in San Diego County. Volume at the Company's other sites increased by 11% while new sites opened in 1994 added approximately 8% of the volume.


         Operating expenses. Operating expenses increased $4,892,000 or 40% in 1994 compared to 1993, a larger percentage increase than the percentage increase in revenues due to the high costs associated with the home health division, which represented approximately 39% of the increase, and the addition of the Twin Town Outpatient operations in November 1993 which represented 8% of the increase. Were it not for these two operations, operating expenses would have increased by only 21%.

         Marketing, general and administrative. Marketing, general and administrative expenses in 1994 increased by $668,000 or 32% compared to 1994, but, as a percentage of revenue, remained constant with 1994 expenses. The cost increases were due to the addition of administrative costs of the Twin Town Outpatient operations and the overhead associated with the product and market development of our managed care model (Collaborative Caresm) for the Seriously and Persistently Mentally Ill (SPMI) population.


         Other expenses (income). In 1994, the Company added significantly to its provision for bad debts in the amount of $1,342,000, representing 6% of revenue compared to 2% of revenue in 1994. The increase was considered necessary due to the worsening financial condition of one of its Hospital contractors in light of payment delays by the fiscal intermediary. The Hospital subsequently filed for Chapter 11 Bankruptcy.

         Dividends. For the year ended April 30, 1994, the Company issued 5,727 shares of common stock in payment of the 10% dividend due on Series B Convertible Preferred Stock in June, 1993.

Liquidity and Capital Resources


         At April 30, 1995, the Company had $1,382,000 of cash and cash equivalents, and working capital of $8,790,000. The ratio of current assets to current liabilities was 3.6 compared to a ratio of 4.1 at April 30, 1994. The average number of days' revenue in accounts receivable increased to 134 days at April 30, 1995, from 88 at the end of 1994. This increase in accounts receivable aging is attributable to several factors: (1) initiation of new programs or transfers with CMHCs that were inexperienced in submitting claims to Medicare, which slowed the process of billing and collection; (2) delay in the payment or denial of claims as the result of the Focused Medical Review; and (3) one Hospital's deteriorating financial condition, the receivable from which is fully reserved.

         For the year, the Company experienced approximately $5,216,000 in negative cash flow from operations primarily as the result of factors discussed in the preceding paragraph. In 1995, the Company's principal sources of working capital were the proceeds of $1,584,000 from the private placement of preferred stock, net financings of $1,200,000 of its $2,000,000 line of credit with a bank, and the use of cash balances retained from prior years. Management plans to achieve positive cash flow in 1996 by instituting better monitoring systems of its Providers' billing procedures and has strengthened utilization management and utilization review procedures in order to reduce the likelihood of denials from a Focused Medical Review.

         In 1996, the Company's primary sources of funds are expected to be cash from operations and financings from its available line of credit. The Company had a line of credit in the principal amount of $2 million dollars which expired during 1995 and was replaced with a $3 million dollar line which has a scheduled expiration date of August 30, 1997. The line of credit is collateralized by essentially all assets of the Company and bears an interest rate of either the bank's reference rate plus one percent of the Euro dollar rate plus three percent.

         Working capital is anticipated to be utilized during the year to continue expansion of the Company's partial hospitalization programs, as well as for the implementation and expansion of other Company programs. The opening of new partial hospitalization sites typically requires $45,000 to $75,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening. New programs generally experience operating losses through an average of the first four months of operation. The Company has made no commitments for capital expenditures. The Company expects to provide cash for the start up of a Collaborative Care unit in amounts that are not yet certain due to the early stage of the program's development.


         The Company has warranted the reimbursement of its management fee charged to certain Hospitals and CHMCs whose partial hospitalization programs are managed by the Company. This may result in a charge upon the Company's working capital in the event that its management fee is not fully allowed upon audit of a Provider's cost reimbursement report by a fiscal intermediary.


         The Company has been advised by HCFA that certain Program-related costs are not allowable for reimbursement. Although the Company believes that its management fee is fully reimbursable, there can be no assurances that, upon regulatory or judicial review, the Company's position will be sustained. If the Company's management fee is not fully allowed, the Company may be responsible for reimbursement of the amounts disallowed pursuant to warranty obligations that exist with certain Hospitals and CMHCs. Even though the Company's financial statements provide a reserve for any such payments, a short-term obligation to provide reimbursement could have a material adverse impact upon the Company's liquidity and capital resources. Management believes, however, that this is unlikely to occur. Certain factors are, in management's view, likely to lessen the impact of any such material adverse effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years; that any disallowance will merely be offset against the obligations owed by the Provider to the Company; and that, in certain instances, funds have already been paid into escrow accounts to cover any such eventuality.


         The Company, during the course of its ordinary business operations from time to time, is faced with claims asserted by employees whose employment have been terminated. Presently, one attorney represents two former employees who have filed separate wrongful termination lawsuits against the Company. One of these employees was involuntarily terminated by the Company and the other voluntarily quit. The employee who was involuntarily terminated also filed a complaint against the Company in the United States District Court, Northern District of California, under the federal and state false claims acts alleging the submission of false claims to Medicare. The complaint was filed on August 24, 1994, and was unsealed in June 1995. The United States declined to intervene. The Company request special counsel to review the assertions regarding false claims. As a result of the Company's internal review and an investigation performed by special counsel, management has concluded that these lawsuits lack merit and will be defended vigorously. Management believes that the resolution of these claims will not have a material adverse effect on the Company's financial position or results of operations, although the Company may be required to incur legal fees and costs in defending these lawsuits.

Uncertainty of Medicare Regulations

         Since a substantial percentage of the patients in the Programs administered by the Company are Medicare-eligible persons, a significant component of its revenue is dependent upon Medicare reimbursement rules. Revisions or modifications to Medicare rules and regulations could have a material adverse effect on the Company. The Company and its Hospital and CMHC contracting agencies have quality assurance and utilization review programs to ensure that the Programs are operated in compliance with all Medicare requirements. Management and administrative support services related to patient care have been specifically approved in published Medicare guidelines as a Medicare-reimbursable expense as long as the costs for such services are reasonable and records are submitted for the purchased services so that the Hospital and CMHC contracting agencies can continue to reassess the effectiveness of such services.

         In the present period of legislative uncertainty and deficit Federal spending, financing the Medicare programs will continue to be a target for reduced spending and the rules and regulations for Medicare will continue to be refined and changed. It is impossible to predict what changes will be made and, therefore, one cannot speculate as to the impact of future changes on the Company's Contracts or revenues. Management believes it is unlikely that Medicare will cease funding the treatment of psychiatric illness. Further, in view of Medicare's continued emphasis on outpatient treatment programs, management believes changes in Medicare regulations will not disqualify its Program conceptually, although modification of its Contracts or adjustments in its Programs may be required.

         During the fourth quarter of Fiscal Year 1994, the Company became aware that Fiscal Intermediaries for the Hospitals and CMHCs had begun a Focused Medical Review of claims for partial hospitalization services throughout the country. This process follows HCFA guidelines for Focused Medical Review and targets claims for services which are at risk of inappropriate program payment. This process often occurs when HCFA identifies significant increases in payments for certain types of services, as has been the case with the partial hospitalization benefit, particularly when CMHCs were authorized to provide partial hospitalization services under Medicare Part B effective October 1, 1991.

         A Focused Medical Review consists of an intensive review of claims by HCFA Fiscal Intermediaries during a specified time period. It can take six to eight months, and often longer, from the date services are provided until the denial is received, thus, the denials received in Fiscal 1995 were predominately for services rendered prior to Fiscal 1995.

         The Company's initial experience with the Focused Medical Review was that there was numerous denials of Provider's claims and the denials had an impact on the Company's cash flow because Providers delayed payment of the Company's management fee because of the substantial number of denials. On behalf of the Providers, the Company strenuously disputed these denials, particularly the interpretations implemented by one singular Fiscal Intermediary.
The initial review process was particularly complicated by the absence of comprehensive standards governing the partial hospitalization benefit.

         The Company has received notification that of the approximately 11,000 claims for reimbursement submitted by its Providers during Fiscal 1995, approximately 1,000 claims were denied as a result of Focused Medical Review. Substantially all of the material denials (i.e. those involving claims of over $500) have been appealed by the Providers to a hearing officer appointed by a Fiscal Intermediary (the "Hearing Officer").

         As of the date of this Amended Report, 20% of the denials have been presented to a Hearing Officer for consideration. The Provider has succeeded in securing reversals in approximately 50% of these claims. The remaining 50% have been submitted to further appellate level review by an independent administrative law judge ("ALJ"). The Provider has succeeded in securing reversals in all of the first ten (10) matters presented to the ALJ. The balance of the claims remain pending.

         Even though only approximately 20% of the denials have been reviewed by a Hearing Officer or ALJ, given the results, to date, and based upon its assessment of the outstanding claims, management is confident that a significant percentage of the dollar amount of the denials will be decided in favor of the Company. Given these results, the Company's experience during Fiscal 1996 (during which the rate of denials has declined to an insignificant rate), and in view of the existing reserves established within the Company's financial statements, management does not believe the continued review of outstanding claims incurred during Focused Medical Review will likely have an adverse effect upon the Company's liquidity and capital resources.

         The impact of Focused Medical Review upon the Company has significantly abated during Fiscal 1996. This has occurred as a result of a number of factors, such as the issuance of a Medicare Program Memorandum by HCFA during June 1995

(which defines partial hospitalization eligibility and the scope of covered services), as well as the intensification of the Company's utilization review and utilization management efforts.

         During Fiscal 1996, the number of denied claims have been reduced to an insignificant rate. As the number of denials decrease, the impact on cash flow decreases to what management anticipates will constitute a more normal impact on the Company cash flow typical of the conditions which existed prior to the Focused Medical Review.

         Although the Company expects that an insignificant number of claims for reimbursement will continue to be denied in the future, management expects these denials will be at a rate typical for Medicare providers. In any event, management is of the opinion that adequate provision has been made in the Company's financial statements in the "Reserve For Contract Settlement" to cover the financial impact of any such denials.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company for the fiscal year ended April 30, 1995 and specific supplementary financial information are included within Item 14(a) of this Report.


                                     PART IV

ITEM 14.          Exhibits and Financial Statement Schedules
                                                                                          Page
(a)      The following documents are filed as part of this Report:                      Reference
                                                                                        ---------

         1.       Financial Statements

                  Report of Independent Auditors                                          F-1

                  Consolidated Balance Sheets as of April 30, 1995 and 1994               F-2

                  Consolidated Statements of Income for the fiscal years ended
                  April 30, 1995, 1994 and 1993                                           F-3

                  Consolidated Statements of Stockholders' Equity for the
                  fiscal years ended April 30, 1995, 1994 and 1993                        F-4

                  Consolidated Statements of Cash Flows for the fiscal years
                  ended April 30, 1995, 1994 and 1993                                     F-5

                  Notes to Consolidated Financial Statements                              F-6

         2. Financial Statement Schedules -- The following financial schedules are included herein:

                                                                                          Page
                                                                                        Reference
                                                                                        ---------
                   Schedule VIII -- PMR Corporation Valuation
                           and Qualifying Accounts                                         S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.


         3.       The following Exhibits are filed as part of this Report

                  Description                                   Method of Filing
                  -----------                                   ----------------

         23.1     Consent of Ernst & Young                      Filed herewith

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PMR CORPORATION

Dated:_________________________
                                                BY:_____________________________
                                                       Allen Tepper,
                                                       Chief Executive Officer

                         Report of Independent Auditors


The Board of Directors and Stockholders
PMR Corporation

We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP

June 23, 1995
San Diego, California

                                 PMR Corporation

                           Consolidated Balance Sheets

                                                                                      April 30
                                                                               1995             1994
                                                                           -----------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $  1,382,376     $  4,040,362
   Accounts receivable, net of  allowance for uncollectible amounts of
     $1,423,000 in 1995 and $400,000 in 1994                                  8,465,568        5,941,346
   Prepaid expenses and other current assets                                    289,996          206,647
   Refundable income taxes                                                      817,165                -
   Deferred income tax benefits                                               1,217,000                -
                                                                           -----------------------------
Total current assets                                                         12,172,105       10,188,355

Furniture and office equipment, net of accumulated depreciation of
   $579,656 in 1995 and $282,416 in 1994                                        790,243          922,567
Long-term receivables                                                           937,705        1,636,697
Other assets                                                                    910,701          923,630
                                                                           -----------------------------
Total assets                                                                $14,810,754      $13,671,249
                                                                           =============================

Liabilities and stockholders' equity
Current liabilities:
   Note payable to bank                                                    $  1,200,000 $              -
   Accounts payable and accrued expenses                                      1,048,597          893,766
   Accrued compensation and employee benefits                                   861,029          874,805
   Income taxes payable                                                               -          356,000
   Current portion of long-term debt                                            206,550          205,985
   Dividends payable                                                             65,537                -
   Deferred income taxes                                                              -          153,000
                                                                           -----------------------------
Total current liabilities                                                     3,381,713        2,483,556

Long-term debt, less current portion                                            125,697          320,004
Deferred rent expense                                                           209,862          126,032
Deferred income taxes                                                           458,000           12,000
Contract settlement reserve                                                   3,523,223        2,871,462
Minority interest                                                                50,666          158,867

Commitments

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value, authorized shares -- 1,000,000;
     Series C -- issued and outstanding shares -- 700,000 in 1994; liquidation preference $1,750,000
                                                                                  7,000                -
   Common Stock, $.01 par value, authorized shares -- 10,000,000; issued and outstanding shares -- 3,338,656 in 1995 and 3,307,653
     in 1994                                                                     33,385           33,075
   Additional paid-in capital                                                 7,050,262        5,280,687
   Notes receivable from stockholders                                           (62,626)               -
   Retained earnings                                                             33,572        2,385,566
                                                                           -----------------------------
                                                                              7,061,593        7,699,328
                                                                           -----------------------------
                                                                            $14,810,754      $13,671,249
                                                                           =============================

See accompanying notes.

                                 PMR Corporation

                      Consolidated Statements of Operations


                                                                      Year Ended April 30
                                                            1995             1994              1993
                                                         ------------------------------------------------

Management fee revenue                                    $21,746,663       $22,785,605      $16,615,406

Expenses:
   Operating expenses                                      20,647,965        17,164,823       12,273,306
   Marketing, general and administrative                    2,976,600         2,780,829        2,111,977
   Provision for bad debts                                  1,317,483         1,341,652          272,353
   Depreciation and amortization                              403,294           276,297           98,911
   Interest -- net                                             61,979           (39,901)         (99,666)
   Minority interest in loss of subsidiary                   (108,201)         (135,133)               -
                                                         ------------------------------------------------
                                                           25,299,120        21,388,567       14,656,881
                                                         ------------------------------------------------

Income (loss) before income taxes                          (3,552,457)        1,397,038        1,958,525
Income tax expense (benefit)                               (1,266,000)          572,000          802,000
                                                         ------------------------------------------------
Net income (loss)                                          (2,286,457)          825,038        1,156,525
Less dividends on:
   Series A Convertible Preferred Stock                             -                 -           84,849
   Series B Convertible Preferred Stock                             -            28,428          207,500
   Series C Convertible Preferred Stock                        65,537                 -                -
                                                         ------------------------------------------------
Net income (loss) for common stock                      $  (2,351,994)       $  796,610      $   864,176
                                                         ================================================

Earnings (loss) per common share                        $        (.70)       $      .24      $       .30
                                                         ================================================

Shares used in computing earnings per share
                                                            3,337,484         3,312,108        2,839,381
                                                         ================================================

See accompanying notes.

                                 PMR Corporation


                 Consolidated Statements of Stockholders' Equity



                                                    Sieries A                       Series B                        Series C
                                           Convertible Preferred Stock   Convertible Preferred Stock     Convertible Preferred Stock
                                          ------------------------------------------------------------------------------------------
                                             Shares         Amount          Shares        Amount           Shares         Amount
                                          ------------------------------------------------------------------------------------------

Balance at April 30, 1992                   160,111        $  1,601        395,238      $   3,952                -         $    -
   Exercise of Redeemable B Warrants
     to purchase common stock                     -               -              -              -                -              -
   Conversion of Series A convertible
     preferred stock to common stock       (160,111)         (1,601)             -              -                -              -
   Dividend paid in cash and stock to
     Series A preferred shareholders              -               -              -              -                -              -
   Issuance of common stock under stock
     option plan                                  -               -              -              -                -              -
   Issuance of common stock for
     proprietary information                      -               -              -              -                -              -
   Dividend declared on Series B
     preferred stock                              -               -              -              -                -              -
   Net income                                     -               -              -              -                -              -
                                          ------------------------------------------------------------------------------------------
Balance at April 30, 1993                         -               -        395,238          3,952                -              -
   Conversion of Series B convertible
     preferred stock to common stock              -               -       (395,238)        (3,952)               -              -
   Issuance of common stock under
     stock option plan                            -               -              -               -               -              -
   Dividend paid in common stock to
     Series B preferred shareholders              -               -              -               -               -              -
   Net income                                     -               -              -               -               -              -
                                          ------------------------------------------------------------------------------------------
Balance at April 30, 1994                         -               -              -               -               -              -
   Issuance of Series C convertible
     preferred stock, net of issuance
     costs of $105,628                            -               -              -               -         700,000          7,000
   Exercise of Redeemable A Warrants
     to purchase common stock                     -               -              -               -               -              -
   Issuance of common stock under
     stock option plan                            -               -              -               -               -
   Accrued interest on stockholder notes          -               -              -               -               -              -
   Dividend payable on Series C
     preferred stock                              -               -              -               -               -              -
   Net loss                                       -               -              -               -               -              -
                                          ------------------------------------------------------------------------------------------
Balance at April 30, 1995                         -      $        -              -       $       -         700,000         $7,000
                                          ==========================================================================================






                                                                         Notes
                                                 Common Stock          Receivable                                       Total
                                          -------------------------      from          Paid-in          Retained     Stockholders
                                             Shares         Amount    Stockholders      Capital         Earnings        Equity
                                          ----------------------------------------------------------------------------------------

Balance at April 30, 1992                  2,405,103      $  24,050    $       -      $ 3,503,873     $   724,780     $ 4,258,256
   Exercise of Redeemable B Warrants
     to purchase common stock                222,500          2,225            -          887,771               -         889,996
   Conversion of Series A convertible
     preferred stock to common stock         160,111          1,601            -                -               -               -
   Dividend paid in cash and stock to
     Series A preferred shareholders           9,504             95            -           64,055         (84,849)        (20,699)
   Issuance of common stock under stock
     option plan                                 122              1            -              288               -             289
   Issuance of common stock for
     proprietary information                  69,118            691            -          586,812               -         587,503
   Dividend declared on Series B
     preferred stock                               -              -            -                -        (207,500)       (207,500)
   Net income                                      -              -            -                -       1,156,525       1,156,525
                                         -----------------------------------------------------------------------------------------
Balance at April 30, 1993                  2,866,458         28,663            -        5,042,799       1,588,956       6,664,370
   Conversion of Series B convertible
     preferred stock to common stock         395,238          3,952            -                -               -               -
   Issuance of common stock under
     stock option plan                           450              5            -            2,415               -           2,420
   Dividend paid in common stock to
     Series B preferred shareholders          45,507            455            -          235,473         (28,428)        207,500
   Net income                                      -              -            -                -         825,038         825,038
                                         -----------------------------------------------------------------------------------------
Balance at April 30, 1994                  3,307,653         33,075            -        5,280,687       2,385,566       7,699,328
   Issuance of Series C convertible
     preferred stock, net of issuance
     costs of $105,628                             -              -      (60,000)       1,637,372               -       1,584,372
   Exercise of Redeemable A Warrants
     to purchase common stock                 29,003            290            -          115,723               -         116,013
   Issuance of common stock under
     stock option plan                         2,000             20            -           16,480               -          16,500
   Accrued interest on stockholder notes           -              -       (2,626)               -               -          (2,626)
   Dividend payable on Series C
     preferred stock                               -              -            -                -         (65,537)        (65,537)
   Net loss                                        -              -            -                -      (2,286,457)     (2,286,457)
                                         ------------------------------------------------------------------------------------------
Balance at April 30, 1995                  3,338,656     $   33,385     $(62,626)     $ 7,050,262    $     33,572      $7,061,593
                                         ==========================================================================================



See accompanying notes.

                                PMR Corporation

                      Consolidated Statements of Cash Flows


                                                                               Year Ended April 30
                                                                       1995             1994              1993
                                                                  ------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                  $(2,286,457)    $     825,038    $   1,156,525
Adjustments to reconcile net (loss) income to net cash (used
   in) provided by operating activities:
     Depreciation and amortization                                     403,294           276,297           98,911
     Provision for losses on accounts receivable                     1,317,483         1,341,652          272,353
     Accrued interest income on notes receivable from
       stockholders                                                     (2,626)                -                -
     Deferred income taxes                                            (924,000)       (1,105,000)         772,000
     Minority interest in loss of joint venture                       (108,201)         (135,133)
     Changes in operating assets and liabilities:
       Accounts receivable                                          (3,142,713)       (2,765,356)      (4,068,479)
       Refundable income tax                                          (817,165)          240,000         (240,000)
       Prepaid expenses and other assets                              (176,474)         (117,879)          32,548
       Accounts payable and accrued expenses                           154,831           426,961          285,656
       Accrued compensation and employee benefits                      (13,776)         (273,700)         638,739
       Contract settlement reserve                                     651,761         1,691,137        1,180,325
       Income taxes payable                                           (356,000)          326,000           25,900
       Deferred rent expense                                            83,830             6,925          105,185
                                                                  ------------------------------------------------
Net cash (used in) provided by operating activities                 (5,216,213)          736,942          259,663

INVESTING ACTIVITIES
Purchases of furniture and office equipment                           (164,916)         (616,938)        (378,176)
Purchase of proprietary information                                          -                 -          (50,000)
                                                                  ------------------------------------------------
Net cash used in investing activities                                 (164,916)         (616,938)        (428,176)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock                                1,584,372                 -                -
Proceeds from sale of common stock                                     132,513             2,420          890,285
Proceeds from note payable to bank                                   2,800,000                 -                -
Payments on note payable to bank                                    (1,600,000)                -          (69,000)
Proceeds from long-term debt                                                 -           417,008          202,688
Payments on long-term debt                                            (193,742)          (93,707)          (4,279)
Cash dividend paid                                                           -                 -          (20,699)
                                                                  ------------------------------------------------
Net cash provided by financing activities                            2,723,143           325,721          998,995
                                                                  ------------------------------------------------

Net (decrease) increase in cash                                     (2,657,986)          445,725          830,482

Cash at beginning of year                                            4,040,362         3,594,637        2,764,155
                                                                  ------------------------------------------------

Cash at end of year                                               $  1,382,376     $   4,040,362    $   3,594,637
                                                                  ================================================

SUPPLEMENTAL INFORMATION
Taxes paid                                                        $    830,000     $   1,073,000    $     244,100
                                                                  ================================================
Interest paid                                                     $    107,831     $      20,447    $       4,634
                                                                  ================================================

See accompanying notes.

                                 PMR Corporation

                   Notes to Consolidated Financial Statements

                                 April 30, 1995


1. Organization and Significant Accounting Policies

Organization, Business and Principles of Consolidation

PMR Corporation develops, manages, and markets psychiatric partial hospitalization programs and conducts its operations in the health care industry segment. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Psychiatric Management Resources, Inc., PMR-CD, Inc. and Collaborative Care, Inc. Also included are the accounts of its 51% owned subsidiary, Twin Town Outpatient, a California general partnership. The partnership was formed during fiscal 1994 to develop and operate chemical dependency treatment programs. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. The Company evaluates the financial strength of institutions in which it invests and believes the related credit risks are limited to an acceptable level.

Concentration of Credit Risk

The Company grants credit to contracting providers in various states without collateral. Losses resulting from bad debts have traditionally not exceeded management's estimates.

Furniture and Office Equipment

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for each of the three years ending April 30, 1995 was $297,240, $179,106 and $86,695, respectively.

Other Assets

Other assets are comprised as follows:

                                                                                    1995           1994
                                                                                --------------------------

Proprietary information and covenant not to compete                             $   637,503     $  637,503
Goodwill                                                                            294,000        294,000
Other                                                                               225,199        132,074
                                                                                --------------------------
                                                                                  1,156,702      1,063,577
Less accumulated amortization                                                       246,001        139,947
                                                                                --------------------------
                                                                                $   910,701     $  923,630
                                                                                ==========================

                                 PMR Corporation

1. Organization and Significant Accounting Policies (continued)

Other assets are being amortized using the straight-line method over their estimated useful lives. The estimated useful life of the proprietary information and related covenant not to compete is approximately 9 years and goodwill is 15 years.

Earnings Per Share

Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of employee and director stock options, warrants and certain Convertible Preferred Stock. Earnings per share on a fully diluted basis are unchanged from primary per share amounts. Earnings per share is affected by the reduction of net income available for common stock by the amount of dividends on Series A, B and C Convertible Preferred Stock. The Series A and Series B shares were converted to common in June 1992 and June 1993, respectively, and all of the Series C shares remain outstanding at April 30, 1995. Assuming the conversion of these preferred stock classes had taken place on April 1, 1993 and April 1, 1994, primary earnings per common share would have been $.36 and $.25 for fiscal 1993 and 1994, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Revenue Recognition and Contract Settlement Reserve

The Company's customers are primarily acute care providers or community mental health centers ("providers") with which it has contracted to manage psychiatric partial hospitalization programs. Typical contractual agreements with providers provide that the Company will provide at its own expense specific management personnel for each program site. The Company's revenue is primarily derived from three types of agreements: 1) an all inclusive fee arrangement based on per diem rates which provide that the Company is responsible for all patient care personnel, all facilities costs, and certain other direct program costs, 2) a per diem arrangement based on patient census whereby the patient care operating costs are the responsibility of the provider, and 3) an agreed upon percentage of the excess of the net revenue earned at each site over the direct costs of operations, which costs are the responsibility of the provider. Patients served by the partial hospitalization programs typically are covered by the Medicare program. The Company also provides its management services to substance abuse and until January 31, 1995, home health customers. Revenue from substance abuse and home health contracts for the years ended April 30, 1995 and 1994 was $2,902,321 and $1,925,000, respectively.

                                 PMR Corporation

1. Organization and Significant Accounting Policies (continued)

Revenue is recognized when services are provided. Revenues are subject to potential denials of payment by Medicare to the various providers and to each provider's settlement of its Medicare cost report for the program being managed by the Company. The Company estimates the effect of such potential denials and settlements and records revenue for services provided at the estimated net realizable value in the period the related services are provided. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its provider customers caused by denials of payment by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 1996.

Insurance

The Company carries "occurrence basis" insurance to cover general liability, property damage and workers' compensation risks. Medical professional liability risk is covered by a "claims made" insurance policy that provides for guaranteed tail coverage. The Company self-insures for all employee and dependent health care costs to a maximum of $40,000 annually per participating employee or dependent. Excess employee health care claims are covered by stop loss insurance. The estimated costs of settling employee health care claims and claims and incidents not reported to the Company's professional liability insurance carrier are accrued currently.

Reclassification

Certain classifications of accounts in the prior year have been reclassified to reflect current year classifications.

2. Purchased Proprietary Information

In April 1993, the Company, through its newly formed subsidiary, Collaborative Care, Inc., purchased certain proprietary information relating to a complete framework and service design for assisting patients with serious and persistent mental illness to advance through the recovery process within a managed care and cost containment environment. The complete framework and service design includes the protocols, techniques, programs and service development plans needed to operate the resulting new business, for which the Company paid $50,000 cash and issued 69,118 shares of common stock valued at $8.50 per share. The seller is entitled to receive up to 225,000 additional shares of the

                                 PMR Corporation

2. Purchased Proprietary Information (continued)

Company's common stock during the four year period through April 1997, based on pre-tax income of the business resulting from the purchased proprietary information, which will be accounted for as additional purchase price when and if issued. The earnings goals necessary in order to entitle the sellers to additional shares of the Company's common stock have not been met through April 30, 1995. The purchase price includes an agreement of the principals of Co-A-Les Corp., the seller, not to compete for a period of up to five years after any possible contingent purchase price shares are earned.

3. Long-Term Receivables

Long term receivables at April 30, 1995 consist primarily of amounts due from contracting providers for which the Company has established specific payment terms for accounts receivable amounts which were past due. These receivables are due in monthly installments at varying amounts for periods ranging from two to five years.

4. Credit Agreement and Debt

Lines of Credit

The Company has a credit agreement with a bank that permits borrowings up to $2,000,000 for working capital needs that expires on September 5, 1995. Interest on borrowings is payable monthly at the bank's prime rate plus 1% (10% at April 30, 1995). The agreement contains certain affirmative covenants. As of April 30, 1995, the Company was not in compliance with certain of these covenants, however, the lender has waived such compliance for the remainder of the loan agreement. Borrowings outstanding under the Agreement were $1,200,000 at April 30, 1995 and are collateralized by substantially all of the Company's assets. There were no borrowings outstanding at April 30, 1994.

                                 PMR Corporation

4. Credit Agreement and Debt (continued)

Long-Term Debt

Long-term debt consists of the following at April 30:

                                                                                      1995             1994
                                                                                  ---------------------------

Note payable to a bank, with principal payments of $5,630 plus interest at 7%
   due monthly through April 5, 1996; collateralized by furniture and office
   equipment                                                                      $  67,564          $135,125

Note payable to a bank, with principal payments of $5,529 plus interest at 7%
   due monthly through November 5, 1996; collateralized by furniture and office
   equipment                                                                         99,344           162,087

Note payable to a bank, with interest at 7.5% and payments of $7,157 due monthly
   through May 5, 1997; collateralized by furniture and office equipment            165,339           228,777


                                                                                  ---------------------------
                                                                                    332,247           525,989
Less current portion                                                                206,550           205,985
                                                                                  ---------------------------
                                                                                   $125,697          $320,004
                                                                                  ===========================

5. Stockholders' Equity

During the year ended April 30, 1993, all Redeemable B Warrants were exchanged for shares of common stock.

In April 1992, the Company elected to redeem all of its outstanding Series A Convertible Preferred Stock shares at $4.50 per share, plus accrued but unpaid dividends. Pursuant to the underlying agreement, holders of all the Series A shares exercised their options to convert such shares to common and accordingly, in June 1992, the Company issued 160,111 shares of common stock. Concurrently, the Company declared a dividend on such Series A shares that was paid in cash of $20,699 and 9,504 common shares.

In April 1992, the Company sold 395,238 shares of Series B Convertible Preferred Stock at $5.25 per share for net proceeds of $1,966,249. The holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at a rate of 10% per annum. Effective for shareholders of record at April 30, 1993, the Company declared a 10% dividend on the Series B Preferred Stock which was paid by distributing 39,780 shares of common stock in June, 1993. In May 1993,

                                 PMR Corporation

5. Stockholders' Equity (continued)

the Company called for redemption of all outstanding shares of Series B Convertible Preferred Stock. Holders of all the Series B shares exercised their options to convert such shares to common and accordingly, in June 1993, the Company issued 395,238 shares of common stock. An additional 5,727 shares of common stock were issued in payment of the 10% dividend due on the Series B shares up to the June conversion date.

In October 1994, the Company sold 700,000 shares of Series C Convertible Preferred Stock at $2.50 per share for net proceeds of $1,584,372. Of the 700,000 shares sold, 24,000 shares were sold pursuant to notes receivable for $60,000. The holders of the Series C Preferred Stock are entitled to receive non-cumulative dividends at a rate of 7.5% per annum.

6. Stock Options and Warrants

During 1990, the Company adopted an incentive stock option plan that, as amended, provides for the granting of options to purchase up to 500,000 shares of common stock to eligible employees. Under the 1990 plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. Option prices must equal or exceed the fair market value of the shares on the date of grant.

In August 1992, the Company adopted a non-qualified stock option plan for its outside directors. The 1992 plan provides for the Company to grant each outside director options to purchase 15,000 shares annually of the Company's common stock through 1997, at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest over the three year period following the date of grant.

Warrants to purchase shares of the Company's common stock were issued in each of the three years in the period ended April 30, 1995 to brokers, consultants and/or preferred stock shareholders in connection with financing and consulting transactions. A summary of all such warrant and employee and director option transactions is as follows:

                                 PMR Corporation

6. Stock Options and Warrants (continued)

                                         Shares           Price per Share
                                     ------------------------------------
Outstanding April 30, 1992               115,690           $2.00 to $8.40
   Granted                               166,987            7.00 to  8.80
   Exercised                                (122)                    2.37
   Forfeited                              (5,840)           2.37 to  8.00
                                     ------------------------------------
Outstanding April 30, 1993               276,715            2.00 to  8.80
   Granted                               159,614            6.50 to  7.15
   Exercised                                (450)                    5.38
   Forfeited                             (22,069)           2.37 to  8.00
                                     ------------------------------------
Outstanding April 30, 1994               413,810            2.00 to  8.80
   Granted                               762,120            2.50 to  7.38
   Exercised                             (29,266)                    4.00
   Forfeited                             (38,184)           2.37 to  8.00
                                     ------------------------------------
Outstanding April 30, 1995             1,108,480           $2.00 to $8.00
                                     ====================================

At April 30, 1995 options and warrants to purchase 833,398 shares of common stock were exercisable and 556,781 shares were available for future grant.

7. Income Taxes

Income tax expense consists of the following:

                                      Year Ended April 30
                              1995            1994               1993
                         ----------------------------------------------
Federal:
   Current               $  (284,000)      $1,330,000          $      -
   Deferred                 (698,000)        (890,000)          673,000
                         ----------------------------------------------
                            (982,000)         440,000           673,000

State:
   Current                   (58,000)         347,000            30,000
   Deferred                 (226,000)        (215,000)           99,000
                         ----------------------------------------------
                            (284,000)         132,000           129,000
                         ----------------------------------------------
                         $(1,266,000)     $   572,000          $802,000
                         ==============================================

                                 PMR Corporation

7. Income Taxes (continued)

Deferred income taxes reflect the tax effects of the use through fiscal 1993 of the cash method of accounting for income tax purposes and temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes. Commencing in 1994, the Company was required to discontinue use of the cash method of accounting for income tax purposes, the effects of which are being recognized over a four year period commencing in fiscal 1994. The significant components of the Company's deferred tax assets and liabilities result at April 30, 1995 and 1994 primarily from the following:

                                                                 Year Ended April 30
                                                                1995             1994
                                                            -----------------------------
Deferred tax assets:
   Contract settlement reserve                               $1,446,000       $1,055,000
   Accrued compensation and employee benefits                   127,000          153,000
   Allowance for bad debts                                      537,000          161,000
   State income taxes                                                 -          106,000
   Other                                                        163,000           79,000
                                                            -----------------------------
Total deferred tax assets                                     2,273,000        1,554,000

Deferred tax liabilities:
   Non-accrual experience method                                218,000                -
   Accrual to cash method of accounting                       1,155,000        1,719,000
   Other                                                        141,000                -
                                                            -----------------------------
Total deferred tax liabilities                                1,514,000        1,719,000
                                                            -----------------------------
Net deferred tax assets (liabilities)                       $  759,000     $    (165,000)
                                                            =============================

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                                      Year Ended April 30
                                                             1995              1994             1993
                                                           -----------------------------------------

Statutory federal income tax rate                             34%               34%              34%
State income taxes, net of federal tax benefit                 6                 6                6
Other                                                         (4)                1                1
                                                           -----------------------------------------
Effective income tax rate                                     36%               41%              41%
                                                           =========================================


                                 PMR Corporation

8. Customers

Approximately 75% of the Company's revenues are derived from contracts with providers in the State of California. The remainder of the Company's revenue is derived from contracts with providers in Arizona, Arkansas, Colorado, Texas and Indiana. The following table summarizes the percent of revenue earned from any individual provider which was responsible for ten percent or more of the Company's consolidated revenues. There is more than one program site for some providers.

                                    Year ended April 30
     Provider            1995              1994               1993
- --------------------------------------------------------------------------

        A                 16%                -                 -
        B                  -                26%               25%
        C                 11                16                 -
        D                 11                 -                 -
        E                  -                14                 -
        F                  -                 -                41

Provider "F" above is Harbor View Hospital, which unilaterally terminated its contract with the Company on May 19, 1993. At April 30, 1995, two individual providers represent 10% or more of the Company's gross accounts receivable. Those are provider "B" - 16% and provider "D" - 13%.

9. Employee Benefits

During fiscal 1994, the Company instituted a tax deferred retirement plan under
Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five year period. For the years ended April 30, 1995 and 1994, the Company contributed $134,000 and $73,000, respectively, to match employee deferrals.

10. Commitments

The Company leases its administrative facilities and certain program site facilities under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. Future minimum lease payments for all leases with initial terms of one year or more at April 30, 1995 are as follows: 1996 -- $1,937,000; 1997 -- $1,772,000; 1998 --
$1,055,000; 1999 -- $682,000; 2000 -- $105,000 and none thereafter.

                                 PMR Corporation

10. Commitments (continued)

Rent expense totaled $1,811,000, $1,307,000 and $910,000  in 1995, 1994, and
1993, respectively.

                                 Schedule VIII

                                PMR Corporation

                       Valuation and Qualifying Accounts


- -----------------------------------------------------------------------------------------------------------------------------

         COL. A                          COL. B                   COL. C                         COL. D            COL E.

- -----------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                  -----------------------------------------
                                       Balance at    Charged to Costs   Charged to Other       Deductions --      Balance at
       Description                    Beginning of     and Expenses        Accounts --            Describe          End of
                                         Period                             Describe                                Period
- -----------------------------------------------------------------------------------------------------------------------------

Year ended April 30, 1995:
Allowance for doubtful accounts       $   400,000    $   1,317,483      $             -       $   419,657 (1)   $  1,297,826
Contract settlement reserve           $ 2,871,462    $   3,899,000      $             -       $ 3,247,239 (2)   $  3,523,223

Year ended April 30, 1994:
Allowance for doubtful accounts       $   183,353    $   1,341,652      $             -       $ 1,125,005 (1)   $    400,000
Contract settlement reserve           $ 1,180,325    $   1,741,352      $             -       $    50,215 (2)   $  2,871,462

Year ended April 30, 1993:
Allowance for doubtful accounts       $         -    $     272,353      $             -       $    89,000 (1)   $    183,353
Contract settlement reserve           $         -    $   1,688,174      $             -       $   507,849 (2)   $  1,180,325


(1) Uncollectible accounts written off, net of recoveries,
(2) Write off of hospital receivables based on denials or estimated adjustments by Medicare

                                  EXHIBIT INDEX

                  Description                                  Method of Filing
                  -----------                                  ----------------

         23.1     Consent of Ernst & Young                     Filed herewith