Form 10-K
period 1996-04-30
PMR CORP
filed 1996-07-24
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-20488
                                                -------

                                 PMR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  23-2491707
     ---------------------------------                ------------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.

                        3990 Old Town Avenue, Suite 206A
                           San Diego, California 92110
                           ---------------------------
                    (Address of principal executive offices)

                                 (619) 295-2227
                             ----------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  YES     NO
                                          ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________________

         As of July 17, 1996, 4,739,084 shares of Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates was approximately $27,703,703.00 based upon the closing sale price of the Registrant's Common Stock upon the NASDAQ National Market System at $11.75 per share of Common Stock. See Footnote (1) below.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended April 30, 1996, filed as Exhibit 13 hereto ("1996 Annual Report"), are incorporated by reference herein into Items 5, 6, 7, and 8 in Part II.

         Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders ("1996 Proxy Statement") are incorporated by reference into Items 10, 11, 12, and 13 in Part III. If the Proxy Statement is not filed by August 28, 1996, an Amendment to this Form setting forth this information will be duly filed with the Securities and Exchange Commission.

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whole holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

         PMR Corporation (the "Company") is a leader in the development and management of programs and services for individuals who have been diagnosed with a Serious Mental Illness ("SMI"). These diseases, which are often chronic and life long, are primarily schizophrenia and bi-polar disorder (manic depression) and afflict more than one percent (1%) of the U.S. population. The Company's programs have been developed to assist providers of health care services in delivering care and treatment programs which serve as alternatives to more costly inpatient behavioral healthcare for the SMI population. The Company's clinical philosophy emphasizes early intervention to identify and reduce the incidence of crises events and thus contain the high costs associated with catastrophic events. Through its disease management approach, the Company believes that its programs may achieve a reduction in health care costs and result in improved clinical outcomes.

         The Company operates three lines of business devoted to behavioral health care: acute outpatient psychiatric services ("Outpatient Program"), case management services ("Case Management Program") and chemical dependency services ("Chemical Dependency Program"). The Company's focus is on the growth of its Outpatient Program and Case Management Program, which are targeted exclusively to serve the SMI population.

         The Company's original program, representing its largest source of revenues, is its Outpatient Program, which serves as an alternative to inpatient hospitalization. The Outpatient Program includes two core programs developed for varying levels of acuity: a partial hospitalization program and a structured outpatient program. It is designed for consumers who require coordinated, intensive, and comprehensive treatment services beyond those typically offered at an outpatient clinical level of care. The objective of the Outpatient Program is to provide stabilization and rehabilitation at costs which are typically less than those offered by inpatient providers. Since 1988, the Company has been a leader in the management of psychiatric partial hospitalization programs serving persons in the SMI population with 30 programs in 8 states, including California, Colorado, Texas, Indiana, Arizona, Arkansas, Hawaii and Michigan. The Company operates these Outpatient Programs under management contracts with local health care providers ("Providers") such as acute care hospitals and community mental health centers ("CMHCs").

         The Case Management Program is an intensive case management service which consists of a proprietary intensive case management model which utilizes detailed protocols for delivering and managing the treatment and care of SMI patients. This program was established to work with community-based providers of mental health care (such as case management agencies and CMHC's) to develop, manage and operate case management and rehabilitation systems designed to serve the SMI population in either a managed care or the more traditional, fee-for-service environment. The Company presently operates its Case Management Programs in Nashville and

Memphis, Tennessee, and has signed contracts which will result in the opening of several additional programs in Arkansas.

         Through a wholly-owned affiliate, the Company is a provider of Chemical Dependency Programs which consist of the treatment of chemical dependency and substance abuse, primarily to patients of managed care organizations in Southern California. The Company has also recently developed and manages an ambulatory detoxification program in Arkansas for public sector (Medicaid and other government funded programs) patients.

         The Company's objective is to be a leading developer and provider of a continuum of programs which deliver cost effective mental health services for individuals within the SMI population. Since the SMI population receives the vast majority of its health care funding from state, local and federal agencies, the Company aims to develop programs which assist these entities in containing rapidly growing and often uncontrolled health care costs. Through the successful development and operation of these programs, the Company's mission is to foster the recovery of individuals from the devastating effects of serious mental illnesses and chemical dependency, and to ensure the cost-effective treatment and rehabilitation services which limit hospitalization, afford significant relief from symptoms, and contribute to better quality health care in the communities within which the Company operates.

STRATEGY

         In order to achieve its objectives, the Company's strategy is to (i) aggressively pursue new contracts for its Outpatient Programs and increase profitability of existing programs; (ii) increase the enrollment and market area of existing Case Management programs; (iii) aggressively seek to develop new markets for case management; and (iv) identify additional services which the Company can provide to the SMI population as part of its comprehensive disease management approach.

THE MARKET AND INDUSTRY BACKGROUND

         According to a recently published study using 1990 data, mental illness consumed $67 billion in annual mental health costs and more than $141 billion in total costs (including estimates of lost productivity). Schizophrenia, which is a chronic, biological and life long disorder, consumed approximately $17.3 billion in 1990 or 26% of total mental health care costs for this period. The Company estimates that current mental health costs for schizophrenia exceed $20 billion annually.

         Schizophrenia is the primary diagnosis among the Company's patient population. Schizophrenia afflicts between 1-3% of the U.S. population. Serious mental illness also includes bi-polar disorder and major depression. The vast majority of the costs of treating these population are borne by federal, state and local government programs.

         States, in particular, play a much larger role in the provision of mental health care than they do in the delivery of general health care services. For more than 150 years, state mental health authorities have been responsible for administering funds to insure that the SMI population received adequate treatment. Typically, the state mental health authorities receive annual appropriations to operate services for individuals that have been designated based on the classification of their illness. Since the 1960's states have been able to access third party federal payments through the Medicare and Medicaid program. State systems were historically dominated by hospitals. However, over recent years outpatient care has grown rapidly as it became recognized as a lower cost alternative and as many in-patient providers came under intense scrutiny over questionable admitting practices. In the late 1970's it became common for states to contract for services which they did not provide, generally using CMHC's, case management agencies and other not for profit service agencies.

         More recently, a major shift has occurred in the delivery of mental health services in the United States. State mental health authorities have now evolved from a provider of funded hospital services to a manager of a broad range of services financed from several public funding sources. Several states now contract with private, for profit, managed care companies to assume the administration and insurance risk of health care benefits for Medicaid populations. Many states now have several managed care vendors which compete to enroll Medicaid eligible citizens. Less prevalent, and more recent is the trend toward states privatizing or creating a "carve out" for mental health benefits. At least six states, including Massachusetts, Minnesota, Utah, Hawaii, Iowa and Tennessee have decided to "carve out" behavioral healthcare from their overall Medicaid managed care programs and have contracted or are expected to contract directly with behavioral health managed care companies to provide such services. As of June 1996, nine states had received approval from the Health Care Financing Administration ("HCFA") of the United States Department of Health and Human Services for a Section 1115 waiver, which allows those states to implement mandatory statewide Medicaid managed care programs, while 10 other states have sought review for similar approval.

         However, contracting for the management of the SMI population is at a very early stage. Individuals with a serious and persistent mental illness have a need for specialized treatment and rehabilitation services. Coordination and monitoring of services is crucial to avoid fragmentation which results because SMI needs often extend across the boundaries of different service sectors and funding streams. As states look toward implementing Medicaid managed care, the ability to effectively identify and manage services for a high utilizing and often transient SMI population becomes crucial to the success of a managed care entity. The Company believes that its contracts in Tennessee and Arkansas represent some of the first examples of third party contracts designed specifically for this population.

         In addition to concerns relative to budgetary matters, the Company's Outpatient Program appeals to health care providers as a more effective means of delivering the mental health care component. Providers have often cited as reasons to outsource the mental health component to specialized outpatient programs, factors such as; delivery of the expertise necessary for the development, management and administration of a mental health program; access to skilled psychiatric professionals and support staff needed to operate mental health care programs; and access to the expertise necessary to develop, design and manage an accredited mental health program that satisfies all regulatory, licensing and accreditation requirements.

         Prior to the commencement of its case management business, the Company's principal source of revenue was the Company's Outpatient Program which relies on Medicare as its source of funding. With the advent of the Case Management Program, the Company will increasingly rely upon state administered Medicaid programs for funding. See "Regulatory Matters."

PROGRAMS AND OPERATIONS

         ACUTE OUTPATIENT PSYCHIATRIC PROGRAMS

         The Company's Outpatient Program consists principally of psychiatric partial hospitalization programs developed by the Company which are ambulatory outpatient programs that provide intensive, coordinated clinical services to patients with serious mental illnesses. These patients generally require coordinated, intensive, comprehensive and multi-disciplinary treatment not typically provided in a traditional outpatient setting. In 1996 the Company introduced a new service, a structured outpatient clinic, to meet the needs of patients who complete the partial hospitalization program. This program is designed to maintain the gains achieved during partial hospitalization and to prevent relapse.

         These programs are operated under management contracts with Providers consisting of acute care hospitals, psychiatric hospitals or CMHC's and are established under the governance and administrative authority of the Provider. They are designed to fit within the Provider's existing operations and are operated under the Provider's name. Contracts with the Providers generally range between two and five years.

         The Company brings to the healthcare Provider management expertise with respect to the establishment, development and operation of the Outpatient Program not usually available on an in-house basis. The Company provides complete program design and administration from start-up through ongoing operation. The Company often retains responsibility for staffing, which may include providing highly trained program administrators responsible for overall management, a medical director, a community liaison director responsible for coordination with community agencies and specialized clinical personnel. The program administrator generally has a degree in psychology or social work and several years of experience in healthcare administration. The medical director is a board certified psychiatrist and the other professionals and care givers have various levels of training and experience usually in nursing, psychology or social work.

         The programs are normally operated in conjunction with proprietary policy and procedure manuals that have been developed by the Company which are customized for each Provider and which establish guidelines to insure that licensing requirements are satisfied. The Company also provides many other services which are often unavailable to the Provider on an in-house basis, such as quality assurance systems, initial and on-going staff training, statistical tracking and financial analysis of program performance and utilization management reviews.

         Patients admitted to these programs undergo a complete assessment process that includes psychiatric, psychosocial, medical, and, as needed, other specialized evaluations. An individual treatment plan is developed by the admitting physician for each patient who is then assigned to specific treatment groups that best meets his or her needs. A care coordinator is assigned to each patient upon admission and acts as a case manager, coordinating the various services provided to the patient. Each program site provides comprehensive treatment services including specialty services for geriatric patients, dually diagnosed patients (those having a mental illness along with a substance abuse problem) and core treatment services for the seriously mentally ill patients.

         All Outpatient Programs provide four to six hours of programming five or six days a week. Structured outpatient clinics offer three to six hours of treatment per week for patients less symptomatic and higher functioning than partial hospitalization. Daily schedules include group psychotherapy, individual therapy, and psychoeducational group therapy. The treatment program is conducted by therapists, nurses and mental health specialists who are supervised by the appropriate department of the Hospital or CMHC and by senior clinical managers in the programs.

         CASE MANAGEMENT PROGRAM

         In 1993 the Company acquired and thereafter further refined its Case Management model, a proprietary service system for managing treatment, rehabilitation and support of services provided to consumers within the SMI population. This model was designed to allow a managed care entity in a capitated financial system to manage the risk associated with the SMI population. It accomplishes this by making available to CMHC's, state Medicaid agencies and other payors responsible for publicly financed behavioral services, a consistent and effective approach to managing the utilization of both acute and community based services. SMI consumers, who are predominately covered by Medicaid and/or Medicare due to their disability, pose a large financial risk in a capitated system due to their heavy utilization of costly services, especially inpatient care. The Company believes that its case management model positions it to carve out the management of this high utilizing SMI population from the managed care entity that has responsibility for managing an entire public managed care system. The model can also operate in a fee for service environment.

         The Case Management Program utilizes comprehensive protocols that are based upon a specific model of intensive service coordination developed at the Boston University Centre for Psychiatric Rehabilitation. The system is designed around a case manager also known as a personal service coordinator, whose activities include: connecting with consumers; educating consumers about the services, policies and procedures of the managed care system; developing proactive, personal crisis plans; responding to consumers in crisis and linking them to emergency services; assessing consumers' service needs and developing personal services plans; and authorizing and reviewing services included in the plan utilizing service specific protocols.

         Case management for the SMI population is fundamentally different from that required for commercially insured populations. The requirements are ongoing rather than episodic; the covered services are broader and include housing and basic support needs; and outcomes measurement is more multi-dimensional and less dependent on direct interviews with the patient.

         The provider network is also different from that accessed by the typical commercial patient. The "primary care" mental health providers are CMHC's or case management agencies. These organizations may have little experience with risk contracts or the information systems required to operate in a managed care environment.

         The mission of the Case Management Program is to facilitate the provision of the necessary and appropriate individualized assistance to individuals within the SMI populations and enable them to live more healthy, independent, productive and satisfying lives in the community. This is applicable in a fee for service environment as well as in a managed care environment.

         Effective September and October 1995, the Company installed and commenced operation of its Case Management Program in conjunction with two case management agencies in Tennessee. The Case Management Program was further expanded to an additional market when in March and April 1996 the Company contracted to implement and manage its Case Management Program for three CMHCs in Arkansas beginning in the summer of 1996.

         CHEMICAL DEPENDENCY PROGRAM

         Through a wholly-owned affiliate, the Company operates and manages programs devoted exclusively to substance abuse and rehabilitation in ambulatory settings, primarily to patients of managed care organizations in Southern California. The Company's chemical dependency and substance abuse programs are operated both as free-standing treatment services or as part of a Management Services Agreement with health care providers. All programs have received accreditation by the Joint Commission of American Health Organization ("JCAHO").

         The Company also offers chemical dependency programs that have been specially developed with application to public sector clients. Public sector clients with chemical dependency problems often are also dually diagnosed with a mental illness. Bridging the gap between the two systems (i.e. chemical abuse and mental health) is often difficult due to different funding streams, treatment philosophies and regulations pertaining to Medicaid and other public sector payors. Meeting the needs of the public sector dually diagnosed client requires cross training of staff and development of linkage between traditional chemical dependency providers and providers of behavioral health services.

         The Company works with providers to develop the programs and technologies including a full range of screening, crisis management, ambulatory care and utilization management services. Through a Management Services Agreement, the Company works with providers to develop the following programs on behalf of public sector clients: sobering and detoxification services, dual diagnosis treatment and rehabilitation, and screening and assessment triage.

         At April 30, 1996 the Company operated four outpatient programs in southern California under the name of Twin Town Treatment. The Company also operates one program in Arkansas which provides ambulatory detoxification services for public sector clients.

PROGRAM LOCATIONS

         ACUTE OUTPATIENT

LOCATION                                CURRENT PROVIDER                       COMMENCEMENT
California
         San Diego                      Hospital                               May 1988
         El Centro                      Hospital                               January 1990
         Culver City                    CMHC                                   July 1990
         Santee                         Hospital                               December 1990
         San Francisco                  Hospital                               February 1991
         Los Angeles                    CMHC                                   October 1991
         Studio City                    Hospital                               October 1991
         Oakland                        Hospital                               January 1992
         Santa Ana                      Hospital                               February 1992
         Escondido                      Hospital                               March 1992
         Union City                     Hospital                               April 1992
         Port Hueneme                   Hospital                               May 1992
         Riverside                      Hospital                               August 1992
         San Bernardino                 Hospital                               November 1992
         Signal Hill                    Hospital                               February 1993
         Bakersfield                    Hospital                               April 1993
         Sacramento                     Hospital                               November 1993
         Orange                         Hospital                               February 1995
         San Jose                       CMHC                                   January 1996
Arizona
         Tucson                         CMHC                                   April 1991
         Phoenix                        CMHC                                   June 1992
         Tempe                          CMHC                                   January 1995
Arkansas
         Little Rock                    CMHC                                   March 1994
         Batesville                     CMHC                                   October 1994
Texas
         Conroe                         CMHC                                   November 1994
         Dallas                         CMHC                                   January 1996
Colorado
         Denver                         Hospital                               June 1993
Hawaii
         Honolulu                       Hospital                               March 1996
Indiana
         Indianapolis                   CMHC                                   July 1992
Michigan
         Detroit                        CMHC                                   June 1996

         CASE MANAGEMENT

LOCATION                                AVERAGE POPULATION                     COMMENCEMENT
Tennessee
         Memphis                        1,800                                  October 1995
         Nashville                      1,500                                  September 1995
Arkansas
         Little Rock                    N/A                                    Summer 1996
         El Dorado                      N/A                                    Summer 1996
         Russelville                    N/A                                    Summer 1996

CONTRACTS

         OUTPATIENT PROGRAM

         The Outpatient Program is generally administered and operated pursuant to the terms of written management contracts ("Contracts"). The Contracts generally govern the term of the program, the method by which the program is to be operated by the Company, the responsibility of the Provider for licensure, billing, insurance and the provision of healthcare services and the methods by which the Company will be compensated. Each Contract also contains certain exclusivity provisions, as well as establishes that the Company is an independent contractor that is not acting as an employee of, or joint venture partner with, the Provider.

         Program revenue derived by the Company under the Contracts generally fit within three types of arrangements: 1) an all inclusive fee arrangement based on fee-for-service rates which provide that the Company is responsible for substantially all program costs, 2) a fee-for-service arrangement whereby substantially all program costs are the responsibility of the Provider, and 3) a fixed fee arrangement. In all cases, the Company provides on-site managerial personnel. The all-inclusive arrangements constitute approximately 72% of the Company's revenues and 24 of the 30 existing Outpatient Programs. Regardless of the type of arrangement with the Provider, all medical services rendered in the programs are provided by the Provider.

         A significant number of the Company's Contracts require the Company to indemnify the Provider for some or all of the management fee paid to the Company if either Medicare reimbursement for mental health services provided to patients of the programs is denied or the management fee paid to the Company is disallowed as a reimbursable cost. See "Regulatory Matters" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         The Contracts are generally for a stated term (normally a duration between two - five years). Generally, Contracts may only be terminated with cause or upon the occurrence of certain material events including changes in applicable laws, rules or regulations

         Generally, the majority of the Company's Contracts operate through their stated expiration dates and are often renewed or satisfactorily re-negotiated. As the Outpatient Programs mature and increase in number, it is expected that as a matter of normal business development, Contract terminations may occur on a periodic basis. Usually even if a Contract is terminated, the Company has been successful in opening a replacement program with another Provider covering the same or similar patient base.

         For the year ended April 30, 1996, the Company's Contracts covering sites operated by Scripps Hospital East County, a San Diego provider, accounted for approximately 11.0% of the Company's revenues.

         CASE MANAGEMENT

         Effective September 1, 1995 and October 1, 1995, pursuant to Management and Affiliation Agreements, the Company commenced the operation of its Case Management Program with two case management agencies in Nashville, Tennessee and Memphis, Tennessee. In March and April 1996, the Company also executed Management and Affiliation Agreements with three CMHCs in Arkansas and those agreements are expected to become operational in the summer of 1996. The terms of the Management and Affiliation Agreements range from four to six years and may only be terminated for cause upon the occurrence of such events such as (i) a loss of accreditation or other required licensing or regulatory qualifications: (ii) material breach by either party; and (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program.

         Pursuant to the terms of the Management and Affiliation Agreements, through a wholly owned subsidiary, the Company has agreed to manage and operate on behalf of each case management provider, the delivery of case management and other covered psychiatric services. Each Management and Affiliation Agreement can be operated in a fee for service or managed care environment. In Tennessee it was anticipated that the payor for services under the Management and Affiliation Agreements would be managed care organizations operating under the Tennessee TennCare State Medicaid Managed Care Program but implementation of the TennCare Program for the SMI population was delayed until July 1, 1996 and thus, the Case Management Program was implemented on a fee for service basis until conversion to the TennCare Program at which time managed care organizations become the payor for services.

         Through implementation of its Case Management Program, the Company is responsible to develop and implement detailed operating protocols relative to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services. The case management provider is responsible to provide staff personnel and program facilities, and retain final discretionary authority to approve the related policy manual, staffing issues and overall program operations.

         For the year ended April 30, 1996, case management contracts accounted for 20.9% of the Company's revenues.

MARKETING

         The Company's principal marketing efforts, with respect to its Outpatient Program is concentrated in the identification of prospective Hospitals or CMHC's who may be suitable Providers. Also once having established an affiliation, the Company assigns personnel to a program site for the purpose of apprising the local community about the availability of the services, its benefits and the type of patient clinically appropriate for service in the Outpatient Program setting. The Company believes that its ability to secure new contracts with Providers is based on its reputation for quality and the uniqueness of its services in its market areas.

         A significant factor in the Company's expansion into new market areas is the ability to develop contractual relationships with new Hospitals or CMHCs. Potential Hospitals or CMHCs are identified through an analysis of market need, discussions with key individuals in the prospective area and an assessment of the financial and clinical profile of the Provider.

         The Company's marketing efforts are undertaken by its own marketing and development personnel who focus upon the dissemination of information about the Company's programs as well as the generic benefits of case management services and outpatient psychiatric programs.

         The Company believes, and its marketing plan emphasizes, that its Outpatient Program offers a cost effective alternative to inpatient care for many patients and can serve to shorten or obviate inpatient stays by providing a transition from the hospital for other patients. Additionally, the Company believes that these cost saving benefits, coupled with the clinical benefits provided by the less restrictive atmosphere of an intensive outpatient setting, make its Outpatient Program attractive to third party payors, including Medicare.

         Marketing efforts for the Company's Case Management Program have focused on developing opportunities for pilot or demonstration projects utilizing the system and developing relationships with key local provider groups to be in a position to respond with a strong, local support base. The Company will also market the benefits of the Case Management Program to managed care organizations as public-sector contracts are awarded.

         The development of the Company's Chemical Dependency Program focuses on expanding current contractual relationships and obtaining new provider contracts. Its marketing success is centered on at-risk payors where ambulatory chemical dependency services are of significant value.

REGULATORY MATTERS

         COMPLIANCE WITH MEDICARE GUIDELINES FOR REIMBURSEMENT OF MANAGEMENT FEES FOR PARTIAL HOSPITALIZATION PROGRAMS

         A significant component of the Company's revenues are derived from payments made by Providers to the Company relative to the management and administration by the Company of Outpatient Programs managed for Providers. The Company bills its management fee to the Provider as a purchased management and administrative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the Providers rely upon payment from Medicare. The Providers are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the Providers submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The Providers seek reimbursement of the Company's management fees from these fiscal intermediaries as part of their overall payments from Medicare. While fees paid to the Company by the Providers are generally not subject to or based upon reimbursement from Medicare, or from any fiscal intermediary, under certain of the Company's contracts the Company is obligated under warranty provisions to refund all or some portion of the Company's management fees that may be disallowed to the Provider. This may have an effect upon the Company's liquidity and capital resources. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         The Medicare Program is part of a federal health program created in 1965 as part of the federal social security system. It is administered by the U.S. Department of Health and Human Services which has established HCFA to promulgate rules and regulations governing the Medicare program and the benefits associated therewith.

         Medicare guidelines indicate that, subject to certain regulatory requirements relating to reasonable costs imposed upon a Provider, contract management services may be used in lieu or in support of in-house staff of the Provider and are reimbursable by Medicare. As a general rule, Medicare guidelines indicate that contract management services costs are reasonable if the costs incurred are comparable with marketplace prices for similar services. Management of the Company believes that the value of the Company's services is comparable with marketplace prices for similar services.

         HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal letter number 1303 (effective January 2, 1987) and in subsequent criteria published in Section
230.50 of the Medicare Coverage Manual, HCFA requires partial hospitalization services to be: (i) incident to a physician's service; (ii) reasonable and necessary for the diagnosis or treatment of the patient's conditions; and (iii) provided by a physician with a reasonable expectation of improvement of the patient from the treatment. The Company and its Providers have quality assurance and utilization review programs to insure that the partial hospitalization programs managed by the Company are operating in compliance with all Medicare requirements.

         The following factors, among others, may effect the operations of the Company and the reimbursement levels of its Providers to an extent that cannot be determined at this time.

1) Changes in Medicare's cost-based reimbursement for psychiatric services to the prospective payment system used for medical and surgical services.

2) Increased uncertainty due to the pressures being brought by third party payors such as Medicare and Medicaid to limit inpatient and outpatient psychiatric care.

3) Development of new medications and wider use of existing medications that would alleviate or effectively control symptoms of mental illness.

4) The introduction of a comprehensive health insurance program or nationally mandated managed care plan for Medicare beneficiaries and parallel developments for Medicaid recipients at the state level.

5) A Hospital's or CMHC's closure due to adverse financial conditions or due to loss of required federal or state licensure, certification or compliance with Medicare's conditions for participation or Medicaid standards.

6) A substantiated major liability claim against the Company, its programs or a Hospital or CMHC. The Company maintains a professional liability policy.

7) New interpretation or modification of Medicare and Medicaid laws and reimbursement regulations.

         COMPLIANCE WITH MEDICAID REGULATIONS AND POTENTIAL CHANGES

         As the Company has been involved with state Medicaid agencies and with providers whose clients are covered by the combined state and federal Medicaid Program, compliance with the law and regulations governing such reimbursement has become a significant consideration. Medicaid is a joint state and federally funded program established as part of the Social Security Act in the mid-1960s to provide certain defined health care benefits to poor, indigent or otherwise eligible general welfare recipients. As states consider methods to control the cost of health care services generally and behavioral health services specifically to such recipients, and because such recipients are heavy users of the type of services which the Company offers, the impact of Medicaid reimbursement and regulatory compliance with its rules could be material.

         Medicaid funding and the methods by which services are supplied to recipients are changing rapidly. As noted, many states have "carved out" behavioral health services from the delivery of other health services to Medicaid recipients and are separately procuring such services on a capitated basis requiring the contractor and permitting subcontracted providers to assume risk.

         The Company cannot predict the extent or scope of changes which will occur in terms of the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are ever-increasing uncertain political pressures on such legislatures in terms of controlling and reducing such appropriations. The overall trend is generally to impose lower reimbursement rates and to negotiate reduced contract rates with providers, including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as the Company. Part of the Company's strategy for growth depends upon continued and increased contracting capacity with managed care organizations to provide behavioral health managed care services to Medicaid recipients.

         The United States Congress continues to consider legislation to substantially alter the overall Medicaid program, to give states greater flexibility in the design and operation of their individual Medicaid program, and to stabilize federal spending for such benefits. Various states are also considering substantial health care reform measures which could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and with respect to other individuals funded by public resources. The reduction in other public resources could impact upon the delivery of services to Medicaid recipients.

         COMPLIANCE WITH OTHER STATE REGULATORY CONSIDERATIONS

         The Company is also sensitive to the particular nature of the delivery of behavioral health services and various state requirements with respect to confidentiality and patient privacy. Indeed, both federal and state laws require providers of certain behavioral health services to maintain strict confidentiality as to treatment records and, indeed, the fact of treatment. There are specific requirements permitting disclosure, but inadvertent or negligent disclosure triggers substantial criminal and other penalties.

         SPECIFIC LICENSING OF PROGRAMS

         The Company's Outpatient Programs are operated and licensed as outpatient departments of Hospitals or CMHC's, thus subjecting such programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the programs must comply with the requirements of municipal building, health and fire codes. State licensing of the program facilities is a prerequisite to participation in the Medicare programs. Additionally, the programs are subject to periodic inspection and recertification.

         COMPLIANCE WITH OTHER MEDICARE/MEDICAID RULES

         Federal statutes regulating Medicare and Medicaid reimbursement also provide criminal and civil sanctions for any person or entity to knowingly and willfully solicit or receive or offer to pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual or purchasing, leasing, ordering, arranging for or recommending any goods, facilities, services or item for which payment may be made, in whole or in part, by Medicare or Medicaid funding. Parallel federal prohibitions relate to referrals by physicians of members of their immediate families to entities in which they have a financial interest and which receive reimbursement for certain designated health services from the Medicare or Medicaid programs, Similarly, the submission of claims for services rendered to beneficiaries of these programs. So called "false claims," when such services were either not rendered or were not in compliance with program requirements also can trigger civil and criminal penalties. The sanctions for violating these laws can include fines, imprisonment, and exclusion from participating in these federally-funded health care programs for a period of years or even permanently. Such exclusion would have a material adverse effect on the Company. Similar state laws exist as well. Management believes that the Company is in material compliance with applicable regulatory and industry standards. However, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for obtaining advisory opinions from government officials. Moreover, there can be no assurances that the regulations applicable to the Company's operations and its arrangements with hospitals, CMHC's, or case management agencies will not change in the future or that future interpretations of existing laws or new laws will not result in the Company's services under Contracts being deemed a violation of federal Medicare/Medicaid laws as to such referral prohibitions.

HUMAN RESOURCES

         In the aggregate, as of April 30, 1996, the Company employed approximately 500 employees, of which 298 are full-time employees. Approximately 435 employees staff clinical programs and 65 oversee and establish new programs in various regions, develop and monitor the clinical aspects of the programs, provide marketing and development support, and provide administrative and clerical support.

COMPETITION

         The Company competes with other health care management companies for the establishment of affiliations with acute care hospitals to operate its Outpatient Programs. Certain of the Company's competitors have greater financial and personnel resources, however, notwithstanding such greater resources the Company believes that it can compete favorably.

         In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different programs and services. The Company believes that the proprietary nature of its policy and procedures manuals as well as the level of service it provides and the expertise of its management and field personnel, provides it with a leading position in the development and management of Outpatient Programs.

         In each of the Company's current and anticipated market areas, the Company faces competition. The Company anticipates that competition in this area of will become more intense as pressure to contain the rising costs of health care continues to intensify, and programs such as those operated by the Company are perceived to help contain mental health care costs.

         The Company believes that the Case Management Program provides the means to effectively control costs in a managed, public-sector mental health system by reducing the costs for the population that consumes the largest portion of the treatment dollars, the SMI population. In addition, the Model provides state-of-the-art treatment and rehabilitation services which serve to upgrade the existing provider network in a community. The Company believes the benefits of the Case Management Model are recognized as a distinguishing feature for public-sector managed care efforts.

         The Company's primary existing competitors in the case management business are predominantly not for profit CMHC's and case management agencies. The Company anticipates that mental health managed care companies will eventually compete for this business. There can be no assurances that the Company will be able to compete successfully with such companies.

ITEM 2.  PROPERTIES

         The Company owns no real property, but currently leases and subleases approximately 150,000 square feet comprised of (i) a seven-year lease for the Company's corporate headquarters expiring in 1999 and (ii) twenty-seven (27) leases for Program sites, ranging from three-to-five years' duration, none of which extend beyond 1999. The Company has invested approximately $388,000 in tenant improvements and carries adequate property and liability insurance where required by lessors and sublessors. The Company believes that its facilities are adequate for its short term needs.

         Leases and subleases, other than the short-term and month-to-month leases, generally provide for annual rental adjustments which are either indexed to inflation or have been agreed upon, and further typically provide for termination on not less than ninety (90) days' written notice. Management is confident that the Company has sufficient capital to finance any rental increases contemplated in the leases and subleases.

ITEM 3.  LEGAL PROCEEDINGS

         There were no matters required to be reported hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION

         The following are the executive officers of the Company as of July 10, 1996 who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified:

Name                                    Age                      Position
Allen Tepper                            48                       Chairman of the Board of Directors, President and
                                                                 Chief Executive Officer
Mark P. Clein                           37                       Executive Vice President and Chief Financial
                                                                 Officer
Susan D. Erskine                        44                       Executive Vice President Development, Secretary
                                                                 and Director
Fred D. Furman                          48                       Executive Vice President-Administration and
                                                                 General Counsel
Daved L. Frerker                        48                       Chief Operating Officer
Susan Yeagley Sullivan                  46                       Senior Vice President-Finance and Treasurer

         ALLEN TEPPER

         Mr. Allen Tepper has been Chairman, President and CEO of the Company since October 31, 1989. Mr. Tepper was a co-founder of Consolidated Medical Corp. in 1979, which was engaged in out-patient clinic management for acute care hospitals in the Philadelphia area. The company was sold to the Berwind Corporation in 1984. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

         MARK P. CLEIN

         Mr. Mark P. Clein joined the Company in 1996 as Executive Vice President and Chief Financial Officer. From 1982 to 1995, Mr. Clein had been employed by several New York based investment banking and venture capital firms, including Jefferies & Co., where he held the position of managing director of investment banking (specializing in the health care industry), Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc. and Merrill Lynch Venture Capital, Inc., where he focused on early stage investing in the healthcare industry. Mr. Clein holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of North Carolina.

         SUSAN D. ERSKINE

         Ms. Susan D. Erskine has been Secretary and a Director of the Company since October 31, 1989. Ms. Erskine was previously staff development director in an acute care hospital and a chemical dependency instructor with the Navy Alcohol & Drug Safety Action Program. She holds a Master's degree in Health Science and completed post graduate work at Stanford University in Education and Psychology. She has extensive experience in program development, marketing and management of psychiatric programs, both inpatient and outpatient.

         FRED D. FURMAN

         Mr. Fred D. Furman has been Executive Vice President Administration and General Counsel since May 1996. Previously, he held the position of Senior Vice President and General Counsel. Prior to that, Mr. Furman was a partner at a Philadelphia law firm from 1980 to 1995. Mr. Furman is a member of the National Health Lawyers Association. He holds a Juris Doctor degree and a Bachelor's degree from Temple University.

         DAVED L. FRERKER

         Mr. Daved L. Frerker joined the Company in July, 1995, as Chief Operating Officer. From 1989 until he joined the Company, Mr. Frerker was the Chief Executive Officer of Psychiatric Centers in San Diego, a large multidisciplinary psychiatric medical group. Prior to that position, Mr. Frerker held operating positions at leading inpatient psychiatric hospital providers including Community Psychiatric Centers, Inc., and National Medical Enterprises, Inc. Mr. Frerker holds a Masters of Hospital Administration from Linwood College and a Bachelor's degree from the University of Missouri.

         SUSAN YEAGLEY SULLIVAN

         Ms. Susan Yeagley Sullivan, CPA, has been Senior Vice President and Treasurer since May of 1996. Previously, she held the position of Chief Financial Officer of the Company since July, 1991. Ms. Yeagley Sullivan was previously the Chief Financial Officer of a San Diego home health agency and of a psychiatric hospital, as well as several real estate development companies in San Diego and Dallas. Prior to that, Ms. Yeagley-Sullivan was in public accounting, holding the position of audit manager at Ernst & Young and for Kenneth Leventhal & Co. She holds a Masters in Business Administration degree from San Diego State University and a Bachelors degree from San Diego State University.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information concerning the market and price history of the Company's Common Stock, plus dividend information, is incorporated herein by reference to pages 5 and 6 of the 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for the Company for each of the past five fiscal years is incorporated herein by reference to page 5 of the 1996 Annual Report or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following table presents a year-by-year analysis of certain of the material items that comprise elements of the Company's result of operations for the periods contained within the financial statements made a part of this Annual Report.

                                                        Percentage of Revenues                      Percentage
                                                         Year Ended April 30                     Increase/Decrease
                                                                                                 1996        1995
                                                   1996            1995           1994         vs. 1995    vs. 1994
                                                   ----            ----           ----         --------    --------
Revenues                                           100%            100%           100%            67%         (5%)
Operating Expenses                                  78%             95%            75%            38%         20%
Marketing, General and                              11%             14%            12%            35%          7%
   Administrative
Depreciation and Amortization                        2%              2%             1%            48%         46%
Other Operating Expense                              4%              6%             5%            14%          9%
                                                   -----------------------------------

Income (Loss) before Income Taxes                    5%            (16%)            6%            N/A         N/A

Provision for Income Taxes (Benefit)                 2%             (6%)            3%            N/A         N/A

Net Income (Loss)                                    3%            (11%)            4%            N/A         N/A

         In Fiscal 1996, the Company recorded net income of $1.0 million, which compares to a net loss of ($2.3) million during Fiscal 1995. The increase in profitability was effected by a significant increase in revenues without a concomitant increase in operating expenses. The Company's outpatient business expanded significantly due to a 24.9% increase in patient census and a 15.4% increase in net revenue per patient as compared to Fiscal 1995. Patient census growth occurred as the Company accommodated increased demand following the abatement of the Focused Medical Review conducted by certain HCFA fiscal intermediaries in Fiscal 1995. Net revenue per patient increased as the Company focused on providing higher intensity services to a higher acuity patient population. As most of the costs of an outpatient center are fixed or semi-fixed, the Company experienced significant unit level operating leverage with respect to its acute outpatient program, resulting in operating expenses declining from 95% of revenue in Fiscal 1995 to 78% of revenue in Fiscal 1996. While the Company anticipates that it may continue to experience additional efficiencies in its outpatient business, it does not anticipate that improvements in margins will continue at the rate realized in Fiscal 1996.

         Revenues from the Company's Outpatient, Case Management, Chemical Dependency and Home Health Care Programs were 73.8%, 20.9%, 5.3% and 0% of total revenues in Fiscal 1996, compared to 86.6%, 0%, 7.2% and 6.2% of total revenues in Fiscal 1996. The changes in the revenue mix were due primarily to commencement of case management revenues in Fiscal 1996 and the termination of home health revenues in Fiscal 1995.

         Marketing, General and Administrative expenses declined as a percentage of revenues in Fiscal 1996 as the Company experienced operating leverage on its corporate administrative infrastructure. The Company anticipates that in the short term marketing, general and administrative expenses may increase modestly as a percentage of revenues as the Company invests in infrastructure to support the growth of the case management business.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1995

         Revenues. Revenues for Fiscal 1996 were $36.3 million, an increase of $14.6 million, or 67.0% as compared to Fiscal 1995. Of this increase, $7.6 million, or 52.1%, resulted from the commencement of the Company's Case Management Program in Tennessee. The remainder of the increase in revenues came predominantly from the Company's Outpatient Program which recorded revenues of $26.8 million, an increase of 33.3% from Fiscal 1996. Same store revenue increased 31.5% as compared to Fiscal 1995. The growth in the Outpatient Program was due to increases in average patient census and net revenue per patient at existing sites, and the opening of five programs at new sites during Fiscal 1996. The Company closed two sites during Fiscal 1996. Revenues at the Company's chemical dependency subsidiary increased 21.5% during Fiscal 1996.

         Operating Expenses. Operating expenses for Fiscal 1996 were $28.5 million, an increase of $7.8 million, or 37.9% as compared to Fiscal 1995. Of this increase, $6.9 million or 88.7%, resulted from the commencement of the Company's Case Management Program in Tennessee. The remainder of the increase in operating expenses was associated with increased costs to support the revenue growth at existing outpatient sites and the net increase of three Outpatient Programs during Fiscal 1996.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for Fiscal 1996 were $4.0 million, an increase of $1.0 million, or 35.0% as compared to Fiscal 1995 and as compared to an increase in revenues of 67.0%. The increase was related primarily to the following factors: the preparation for and commencement of the Company's Case Management service in Tennessee; the preparation for the commencement of the Case Management Program in Arkansas; and increased marketing of the Outpatient Program.

         Depreciation and Amortization. Depreciation and amortization expenses for Fiscal 1996 were $596,000, an increase of $193,000, or 47.8% as compared to Fiscal 1995. The increase was due largely to the amortization of intangible assets associated with the acquisition of the remaining interest of the Twin Town Outpatient subsidiary and covenants not to compete in Tennessee.

         Provision for Bad Debts and Interest Expense(net). Expenses related to the provision for bad debts and interest expense for Fiscal 1996 were $1.4 million, an increase of approximately $70,000, or 5.1% as compared to Fiscal 1995. The percentage increase for this category of expense was substantially less than the percentage increase in revenues and other expenses due to a lower provision for bad debt on Case Management revenues, substantially higher cash balances and the repayment of outstanding bank debt in the fourth fiscal quarter.

         Dividends. Dividends were $132,000, an increase of 100% from Fiscal 1995. In June 1996, subsequent to the end of Fiscal 1996, all shares of Series C Convertible Preferred Stock were surrendered and converted into 700,000 shares of common stock. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 30, 1995 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1994

         The Company incurred a loss of ($2.3) million or ($.70) per share for the fiscal year ended April 30, 1995, compared to a profit of $800,000 or $.24 per share in the prior fiscal year. Results for Fiscal 1995 were adversely affected by a number of factors including an 18% decrease in Outpatient Program census, a 20% increase in operating expenses, and a year end adjustment of approximately $2.0 million to write down management fee revenue to provide for the possible disallowance of certain management fees by virtue of the restrictive interpretation of Medicare reimbursement rules being applied by certain HCFA fiscal intermediaries, and to reflect the still uncertain effects of a Focused Medical Review of claims that commenced during the fourth quarter of Fiscal 1994.

         Management fee revenue. Operating revenue declined $1.0 million or 5% from Fiscal 1994. "Same store" census declined approximately 20% while "same store" net revenue declined almost 26%, reflecting the special year end provision of approximately $2.0 million to take into account the restrictive interpretation of Medicare reimbursement rules by certain HCFA fiscal intermediaries and the possible denial of claims adversely impacting the Company's management fees as a result of HCFA's Focused Medical Review. This decrease in net revenue was offset by an increase in net revenue from five sites opened during 1995. Visits and revenue for the home health division's nine month of operations were approximately 5% greater than for the full year of operations in Fiscal 1994; however, the division was unable to attain the census necessary to offset high fixed costs, resulting in declining margins, and the home health service was discontinued in January 1995. Chemical Dependency revenues, reported for a full year in Fiscal 1995 as compared to the six months of operations in Fiscal 1994, increased by approximately $1.0 million from the prior year.

         Operating expenses. Operating expenses increased by approximately $3.5 million or 20% from Fiscal 1994. "Same store" operating expenses remained flat, and the majority of the increase is attributable to operating expenses at sites not opened for a full year in both Fiscal 1994 and Fiscal 1995, including five sites opened during Fiscal 1995. Operating expense increases of $753,000 are associated with reporting the full year of operations of the Chemical Dependency Program compared to six months of operations in Fiscal 1994.

         Marketing, general and administrative expenses. Marketing, general and administrative expenses increased $196,000 or 7% in Fiscal 1995, primarily as the result of including the full year of operations for the Chemical Dependency Program compared to six months of operations in Fiscal 1994.

         Depreciation and Amortization. Depreciation and amortization expenses increased by $127,000 or 46% from the prior year, due largely to the purchases of equipment and furniture in the prior year.

         Provision for Bad Debts and Interest Expense (net). In Fiscal 1995, the Company's provision for bad debts amounted to $1.3 million representing 6% of revenue, the same percentage as in Fiscal 1994. Interest expense net of interest income was $62,000, compared to interest income net of interest expense in the prior year of $40,000, representing an increase of $102,000 or 255%. This increase was due to the Company's use of its line of credit in Fiscal 1995 to meet its cash flow requirements.

         Minority Interest. Minority interest of $108,000 reflects the 49% allocation of losses on its wholly owned chemical dependency affiliate known as Twin Town Outpatient. During July 1995, the Company purchased this minority interest for $185,000 and 97,087 shares of the Company's Common Stock.

         Dividends. For the year ended April 30,1995, the Company accrued dividends on its Series C Convertible Preferred Stock at the rate of 7.5% per annum for six months.

LIQUIDITY AND CAPITAL RESOURCES

         For Fiscal 1996, net cash provided by operating activities was $4.1 million, which compares to ($5.4) million in Fiscal 1995. Working capital on hand at April 30, 1996 was $10.9 million, an increase of $2.1 million, or 23.9%, as compared to April 30, 1995. Cash on hand at April 30, 1996 was $3.9 million, an increase of $2.5 million, or 184.1% as compared to April 30, 1995.

         The increases in operating cash flow, working capital and cash are due to the substantial improvement in net income during Fiscal 1996, along with significant improvements in the collection of accounts receivable. Accounts receivable, as measured by days of revenue outstanding, declined from 134 at April 30, 1995 to 72 at April 30, 1996. The improvement in the collection of accounts receivable was due to the implementation of new and more stringent control systems and the abatement of the Focused Medical Review (and thus a return to steady payments to the Company's Providers).

         In Fiscal 1996, funds from operations were the principal source of working capital. This reflects an improvement from Fiscal 1995 when the Company relied upon advances on its line of credit and proceeds from a private financing transaction to support a negative cash flow from operations of $5.4 million. During Fiscal 1996, the Company utilized a portion of its funds from operations to fully repay its credit line, which had a balance of $1.2 million at April 30, 1995. Working capital was also utilized to open five additional Outpatient Programs and to fund the start up of the Tennessee Case Management Program. The Company provided $1.1 million in funding for Tennessee in Fiscal 1996. The Company does not anticipate significant additional funding requirements for case management in Tennessee, other than that which can be provided from operating cash flow.

         Working capital is anticipated to be utilized during the year for operations, to continue expansion of the Company's Outpatient Program and Case Management Program, and for the implementation and expansion of other Company programs. During Fiscal 1997, working capital is expected to be realized principally from operations, as well as from a new $3 million line of credit from Sanwa Bank which became effective February 1, 1996. Interest is payable under this line of credit at a rate of either the Bank's reference rate plus one percent or the Eurodollar rate plus three percent. The Company will also realize working capital from the exercise of certain outstanding warrants that were components of a private placement transaction undertaken during Fiscal 1995. In October 1994, the Company issued investment units consisting of shares of Series C Convertible Preferred Stock and 525,000 Warrants. The Warrants, in turn, were comprised of 175,000 Class A Warrants, 175,000 Class B Warrants and 175,000 Class C Warrants which were, respectively, subject to exercise prices of $3.00, $4.50 and $6.00. During June 1996, following notice of redemption, the holders of these investment units converted all of the Series C Preferred Stock into 700,000 shares of the Company's common stock and the Company issued an additional 350,000 shares of common stock upon the exercise of all of the Class A and Class B Warrants. The exercise of these Warrants provided the Company with net proceeds in July 1996 of $1.3 million. The Class C Warrants are scheduled to expire on October 15, 1999 and may be exercised earlier if subject to redemption by the Company provided the average price of the Company's common stock exceeds twelve dollars for a period of thirty trading days.

         The opening of new partial hospitalization sites typically requires $45,000 to $75,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation, however, the Company has made no commitments for material capital expenditures for these programs. The Company expects to provide cash for the start up of the Case Management Program in Arkansas, or other new programs opened during the year, however, in amounts that are not yet certain due to the early stage of the program's development.

         A charge upon the Company's working capital may also occur during the year ending April 30, 1997 or thereafter as a result of certain uncertainties associated with the healthcare reimbursement rules as they apply to the Company's Outpatient Program. During Fiscal 1996, a majority of the Company's revenues were derived from the Company's management of its Outpatient Program. Since substantially all of the patients of the Company's Outpatient Program are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the Hospitals or CMHCs (Providers) on whose behalf these programs are managed.

         The Company maintains reserves to cover the effect of primarily two uncertainties: 1) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the Providers' cost reports by fiscal intermediaries; and 2) that the Company may not receive full payment of the management fees owed to it by the Providers during the periodic review of the Providers' claims by the fiscal intermediaries.

         The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts disallowed pursuant to warranty obligations that exist with certain Providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts when and if they become due, could have a material adverse impact on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years; that any disallowance will merely be offset against obligations already owed by the Provider to the Company; and that, in certain instances, funds have already been paid into an escrow account to cover any such eventuality.

         During the fourth quarter of Fiscal Year 1994, fiscal intermediaries for Hospitals and CMHCs began a Focused Medical Review of claims for partial hospitalization services throughout the country. A Focused Medical Review consists of an intensive review by HCFA fiscal intermediaries on an industry-wide basis of certain targeted claims which HCFA has identified as being at risk of inappropriate program payment. This often occurs when HCFA identifies significant industry-wide increases in payments of certain types of services, as had been the case with the partial hospitalization benefit. The Company's initial experience with the Focused Medical Review was that there were numerous denials of Providers' claims and the denials had an adverse impact on the Company's cash flow during Fiscal 1995 because Providers delayed payment of the Company's management fee because of the substantial number of denials. On behalf of the Providers, the Company strenuously disputed these denials, particularly the interpretations implemented by one singular fiscal intermediary. The initial review process was particularly complicated by the absence of comprehensive standards governing the partial hospitalization benefit.

         The Focused Medical Review of claims for partial hospitalization services conducted by fiscal intermediaries for the Providers continues but its effect has substantially abated on programs managed by the Company. This has occurred as a result of a number of factors, such as the issuance of a Medicare Program Memorandum by HCFA during June 1995 (which defines partial hospitalization eligibility and the scope of covered services), as well as the intensification of the Company's utilization review and utilization management efforts. Specifically, the number of denials reported to the Company in Fiscal 1996 represented approximately 1% of the estimated number of total claims submitted by Providers to fiscal intermediaries. This reflects a significant decrease from the 11% denial rate incurred during Fiscal 1995. Although during Fiscal 1996, the number of denied claims was reduced to an insignificant rate, the periodic review of claims by HCFA fiscal intermediaries will likely continue at one or more programs from time to time.

         To the extent claims for services have been denied in Outpatient Programs managed by the Company, the great majority of the denied claims have been appealed. Approximately 47% of these appeals have reached resolution and the Company has succeeded in securing a reversal in the substantial majority of these cases. The appeals process continues for a majority of the denied claims. Given these results, and given the Company's experience during Fiscal 1996 (during which the rate of denials has declined to an insignificant rate), and in view of the existing reserves established within the Company's financial statements, management does not believe fiscal intermediaries' review of outstanding claims will likely have a material adverse effect upon the Company's liquidity and capital resources during Fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company for the fiscal year ended April 30, 1996 and specific supplementary financial information are included within Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no matters to be reported hereunder.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information with regard to this item is incorporated by reference to the definitive 1996 Proxy Statement under the caption "Election of Directors," or in an Amendment to this Report to be filed with the Securities and Exchange Commission. See "Item 4A. EXECUTIVE OFFICERS OF THE CORPORATION" with regard to Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information with regard to this item is incorporated herein by reference to the definitive 1996 Proxy Statement under the caption "ADDITIONAL INFORMATION - Management Compensation," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with regard to this item is incorporated herein by reference to the definitive 1996 Proxy Statement under the caption "PRINCIPAL STOCKHOLDERS," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with regard to this item is incorporated herein by reference to the definitive 1996 Proxy Statement under the caption "ADDITIONAL INFORMATION - Certain Transactions," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Page
(a)      The following documents are filed as part of this Report:

         1.       Financial Statements                                                  30

                  Report of Independent Auditors                                        30

                  Consolidated Balance Sheets as of April 30, 1996 and 1995             31

                  Consolidated Statements of Operations for the fiscal years            32
                  ended April 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the               33
                  fiscal years ended April 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the fiscal                  34
                  years ended April 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements                            35

         2.       Financial Statement Schedules - The following financial schedule is included herein:

                                                                                 Page Reference
                                                                                 --------------
                  Schedule VIII - PMR Corporation Valuation
                           and Qualifying Accounts                                      46

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

         3.       The following Exhibits are filed as part of this Report:

- -----------------------------------------------------------------------------------------------------------------
Exhibit
   No.           Description                                      Method of Filing
- -----------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation                     Incorporated by reference to the Company's
                                                                  Registration Statement on Form S-18, Commission
                                                                  File No. 33-20095-A, filed under the Securities
                                                                  Act of 1933, effective November 3, 1988 (the
                                                                  "Form S-18").
- -----------------------------------------------------------------------------------------------------------------
3.2              By-Laws of the Company                           Incorporated by reference to the Company's
                                                                  Registration Statement on Form S-18.
- -----------------------------------------------------------------------------------------------------------------
3.3              Certificate of Amendment of Certificate of       Incorporated by reference to the Company's
                 Incorporation of the Company, filed November     Registration Statement on Form S-1, Commission
                 17, 1989                                         File No. 33-41871, filed under the Securities
                                                                  Act of 1933, effective November 18, 1991 (the
                                                                  "Form S-1").
- -----------------------------------------------------------------------------------------------------------------
3.4              Certificate of Amendment of Certificate of       Incorporated by reference to the Company's
                 Incorporation of the Company, filed May 8, 1991  Registration Statement on Form S-1.
- -----------------------------------------------------------------------------------------------------------------
3.5              Certificate of Amendment of Certificate of       Incorporated by reference to the Company's
                 Incorporation of the Company, filed July 9,      Registration Statement on Form S-1.
                 1991
- -----------------------------------------------------------------------------------------------------------------
4.1              Common Stock Specimen Certificate                Incorporated by reference to the Company's
                                                                  Registration Statement on Form S-18.
- -----------------------------------------------------------------------------------------------------------------
13               Annual Report to Stockholders                    Filed herewith.
- -----------------------------------------------------------------------------------------------------------------
21               Subsidiaries of the Corporation                  Filed herewith.
- -----------------------------------------------------------------------------------------------------------------
23.1             Consent of Ernst & Young                         Filed herewith.
- -----------------------------------------------------------------------------------------------------------------

         All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PMR CORPORATION

Dated: July 19, 1996

                                                   BY:/s/ Allen Tepper
                                                      --------------------------
                                                      Allen Tepper
                                                      Chief Executive Officer


                                                   BY:/s/ Mark P. Clein
                                                      --------------------------
                                                      Mark P. Clein
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                          Title                           Date
- ---------                          -----                           ----
/s/ Allen Tepper                   Chief Executive Officer         July 19, 1996
- ---------------------------        President and Director
Allen Tepper

/s/ Susan D. Erskine               Secretary, Treasurer and        July 19, 1996
- ---------------------------        Director
Susan D. Erskine


/s/ Daniel L. Frank                Director                        July 15, 1996
- ---------------------------
Daniel L. Frank

/s/ Charles McGettigan             Director                        July 15, 1996
- ---------------------------
Charles C. McGettigan

/s/ Richard A. Niglio              Director                        July 16, 1996
- ---------------------------
Richard A. Niglio

/s/ Eugene D. Hill                 Director                        July 16, 1996
- ---------------------------
Eugene D. Hill

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PMR Corporation

We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.


                                             ERNST & YOUNG LLP


June 14, 1996,
except for the second paragraph of Note 6, as to which the date is July 3, 1996
San Diego, California

PMR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                           APRIL 30
                                                                                  1996                1995
                                                                             --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  3,917,922        $  1,382,376
   Accounts receivable, net of  allowance for uncollectible amounts of
     $1,759,000 in 1996 and $1,423,000 in 1995                                  9,289,895           8,465,568
   Prepaid expenses and other current assets                                      321,506             289,996
   Refundable income taxes                                                             --             817,165
   Deferred income tax benefits                                                 2,701,000           1,217,000
                                                                             --------------------------------
Total current assets                                                           16,230,323          12,172,105

Furniture and office equipment, net of accumulated depreciation of
   $869,261 in 1996 and $579,656 in 1995                                          649,312             790,243
Long-term receivables                                                           2,444,055             937,705
Other assets                                                                    1,858,102             910,701
                                                                             --------------------------------
Total assets                                                                 $ 21,181,792        $ 14,810,754
                                                                             ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                      $         --        $  1,200,000
   Accounts payable and accrued expenses                                        1,522,721           1,048,597
   Accrued compensation and employee benefits                                   2,276,809             861,029
   Advances from case management agencies                                       1,012,847                  --
   Income taxes payable                                                           308,489                  --
   Dividends payable                                                               71,739              65,537
   Other current liabilities                                                      127,213             206,550
                                                                             --------------------------------
Total current liabilities                                                       5,319,818           3,381,713

Deferred rent expense                                                             149,531             209,862
Deferred income taxes                                                           1,101,000             458,000
Contract settlement reserve                                                     5,499,020           3,523,223
Minority interest                                                                      --              50,666
Other liabilities                                                                      --             125,697

Commitments

Stockholders' equity:
   Convertible Preferred Stock, $.01 par value, authorized shares -
     1,000,000; Series C - issued and outstanding shares - 700,000 in
     1996 and 1995; liquidation preference $1,750,000                               7,000               7,000
   Common Stock, $.01 par value, authorized shares - 10,000,000;
     issued and outstanding shares - 3,577,917 in 1996 and 3,338,656
     in 1995                                                                       35,778              33,385
   Additional paid-in capital                                                   8,259,243           7,050,262
   Notes receivable from stockholders                                            (141,547)            (62,626)
   Retained earnings                                                              951,949              33,572
                                                                             --------------------------------
                                                                                9,112,423           7,061,593
                                                                             --------------------------------
                                                                             $ 21,181,792        $ 14,810,754
                                                                             ================================

See accompanying notes.

PMR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED APRIL 30
                                                  1996             1995             1994
                                              ----------------------------------------------
Management fee revenue                        $ 36,315,921     $ 21,746,663     $ 22,785,605

Expenses:
   Operating expenses                           28,471,644       20,647,965       17,164,823
   Marketing, general and administrative         4,018,685        2,976,600        2,780,829
   Provision for bad debts                       1,447,983        1,317,483        1,341,652
   Depreciation and amortization                   595,896          403,294          276,297
   Interest - net                                    2,174           61,979          (39,901)
   Minority interest in loss of subsidiary            (524)        (108,201)        (135,133)
                                              ----------------------------------------------
                                                34,535,858       25,299,120       21,388,567
                                              ----------------------------------------------

Income (loss) before income taxes                1,780,063       (3,552,457)       1,397,038
Income tax expense (benefit)                       730,000       (1,266,000)         572,000
                                              ----------------------------------------------
Net income (loss)                                1,050,063       (2,286,457)         825,038
Less dividends on:
   Series B Convertible Preferred Stock               --               --             28,428
   Series C Convertible Preferred Stock            131,686           65,537             --
                                              ----------------------------------------------
Net income (loss) for common stock            $    918,377     $ (2,351,994)    $    796,610
                                              ==============================================

Earnings (loss) per common share
   Primary                                    $        .23     $       (.70)    $        .24
                                              ==============================================
   Fully diluted                              $        .21     $       (.70)    $        .24
                                              ==============================================

Shares used in computing earnings (loss)
   per share
     Primary                                     4,540,280        3,337,484        3,312,108
                                              ==============================================
     Fully diluted                               5,042,879        3,337,484        3,312,108
                                              ==============================================

See accompanying notes.

PMR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             SERIES B              SERIES C
                                      CONVERTIBLE PREFERRED CONVERTIBLE PREFERRED                                 NOTES
                                              STOCK                 STOCK            COMMON STOCK               RECEIVABLE
                                      --------------------------------------------------------------  PAID-IN      FROM
                                       SHARES       AMOUNT   SHARES        AMOUNT   SHARES   AMOUNT   CAPITAL  STOCKHOLDERS
                                      -------------------------------------------------------------------------------------
Balance at April 30, 1993              395,238     $ 3,952        -        $    - 2,866,458 $28,663 $5,042,799  $       -
   Conversion of Series B convertible
     preferred stock to common stock  (395,238)     (3,952)       -             -   395,238   3,952          -          -
   Issuance of common stock under
     stock option plan                       -           -        -             -       450       5      2,415          -
   Dividend paid in common stock to
     Series B preferred stockholders         -           -        -             -    45,507     455    235,473          -
   Net income                                -           -        -             -         -       -          -          -
                                      -------------------------------------------------------------------------------------
Balance at April 30, 1994                    -           -        -             - 3,307,653  33,075  5,280,687          -
   Issuance of Series C convertible
     preferred stock, net of issuance
     costs of $105,628                       -           -  700,000         7,000         -       -  1,637,372    (60,000)
   Exercise of Redeemable A Warrants
     to purchase common stock                -           -        -             -    29,003     290    115,723          -
   Issuance of common stock under
     stock option plan                       -           -        -             -     2,000      20     16,480          -
   Accrued interest on stockholder
     notes                                   -           -        -             -         -       -          -     (2,626)
   Dividend payable on Series C
     preferred stock                         -           -        -             -         -       -          -          -
   Net loss                                  -           -        -             -         -       -          -          -
                                      -------------------------------------------------------------------------------------
Balance at April 30, 1995                    -           -  700,000         7,000 3,338,656  33,385  7,050,262    (62,626)
   Issuance of common stock under
     stock option plans                      -           -        -             -    17,174     172     61,202      1,184
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest        -           -        -             -   197,087   1,971  1,029,279          -
   Issuance of common stock for a
     note receiveable                        -           -        -             -    25,000     250    118,500   (118,750)
   Accrued interest on stockholder
     notes                                   -           -        -             -         -       -          -     (4,507)
   Dividend payable on Series C
     preferred stock                         -           -        -             -         -       -          -          -
   Proceeds from payment of
     stockholder notes                       -           -        -             -         -       -          -     43,152
   Net income                                -           -        -             -         -       -          -          -
                                      -------------------------------------------------------------------------------------
Balance at April 30, 1996                    -     $     -  700,000        $7,000 3,577,917 $35,778 $8,259,243  $(141,547)
                                      =====================================================================================

                                                      TOTAL
                                       RETAINED    STOCKHOLDERS'
                                       EARNINGS       EQUITY
                                      --------------------------
Balance at April 30, 1993             $ 1,588,956  $ 6,664,370
   Conversion of Series B convertible
     preferred stock to common stock            -            -
   Issuance of common stock under
     stock option plan                          -        2,420
   Dividend paid in common stock to
     Series B preferred stockholders      (28,428)     207,500
   Net income                             825,038      825,038
                                      --------------------------
Balance at April 30, 1994               2,385,566    7,699,328
   Issuance of Series C convertible
     preferred stock, net of issuance
     costs of $105,628                          -    1,584,372
   Exercise of Redeemable A Warrants
     to purchase common stock                   -      116,013
   Issuance of common stock under
     stock option plan                          -       16,500
   Accrued interest on stockholder
     notes                                      -       (2,626)
   Dividend payable on Series C
     preferred stock                      (65,537)     (65,537)
   Net loss                            (2,286,457)  (2,286,457)
                                      --------------------------
Balance at April 30, 1995                  33,572    7,061,593
   Issuance of common stock under
     stock option plans                         -       62,558
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest           -    1,031,250
   Issuance of common stock for a
     note receiveable                           -            -
   Accrued interest on stockholder
     notes                                      -       (4,507)
   Dividend payable on Series C
     preferred stock                     (131,686)    (131,686)
   Proceeds from payment of
     stockholder notes                          -       43,152
   Net income                           1,050,063    1,050,063
                                      --------------------------
Balance at April 30, 1996             $   951,949  $ 9,112,423
                                      ==========================

See accompanying notes.

PMR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED APRIL 30
                                                                    1996              1995              1994
                                                             -------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $ 1,050,063        $(2,286,457)       $   825,038
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     595,896            403,294            276,297
     Provision for losses on accounts receivable                     1,447,983          1,317,483          1,341,652
     Accrued interest income on notes receivable from
       stockholders                                                     (4,507)            (2,626)                --
     Deferred income taxes                                            (841,000)          (924,000)        (1,105,000)
     Minority interest in loss of joint venture                           (524)          (108,201)          (135,133)
     Changes in operating assets and liabilities:
       Accounts receivable                                          (3,778,660)        (3,142,713)        (2,765,356)
       Refundable income tax                                           817,165           (817,165)           240,000
       Prepaid expenses and other assets                               (88,487)          (176,474)          (117,879)
       Accounts payable and accrued expenses                           474,124            154,831            426,961
       Accrued compensation and employee benefits                    1,415,780            (13,776)          (273,700)
       Advances from case management agencies                        1,012,847                 --                 --
       Other liabilities                                              (205,034)          (193,742)           (93,707)
       Contract settlement reserve                                   1,975,797            651,761          1,691,137
       Income taxes payable                                            308,489           (356,000)           326,000
       Deferred rent expense                                           (60,331)            83,830              6,925
                                                             -------------------------------------------------------
Net cash provided by (used in) operating activities                  4,119,601         (5,409,955)           643,235

INVESTING ACTIVITIES
Purchases of furniture and office equipment                           (179,281)          (164,916)          (616,938)
Acquisition of Twin Town minority interest                            (185,000)                --                 --
                                                             -------------------------------------------------------
Net cash used in investing activities                                 (364,281)          (164,916)          (616,938)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock                                       --          1,584,372                 --
Proceeds from sale of common stock and notes receivable from
   stockholders                                                        105,710            132,513              2,420
Proceeds from note payable to bank                                     800,000          2,800,000                 --
Payments on note payable to bank                                    (2,000,000)        (1,600,000)                --
Proceeds from long-term debt                                                --                 --            417,008
Cash dividend paid                                                    (125,484)                --                 --
                                                             -------------------------------------------------------
Net cash (used in) provided by financing activities                 (1,219,774)         2,916,885            419,428
                                                             -------------------------------------------------------
Net increase (decrease) in cash                                      2,535,546         (2,657,986)           445,725

Cash at beginning of year                                            1,382,376          4,040,362          3,594,637
                                                             -------------------------------------------------------
Cash at end of year                                                $ 3,917,922        $ 1,382,376        $ 4,040,362

SUPPLEMENTAL INFORMATION:                                    =======================================================
Taxes paid                                                         $   380,735        $   830,000        $ 1,073,000
                                                             =======================================================
Interest paid                                                      $   129,108        $   107,831        $    20,447
                                                             =======================================================

See accompanying notes.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

PMR Corporation (the "Company") operates in the healthcare industry segment.
The Company develops, manages and markets acute outpatient psychiatric programs, psychiatric case management programs and substance abuse treatment programs. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, PMR-CD, Inc., Aldine - CD, Inc. and Twin Town Outpatient. Prior to July 1995, Twin Town Outpatient was a 51% owned subsidiary.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. The Company evaluates the financial strength of institutions in which it invests and believes the related credit risks are limited to an acceptable level.

CONCENTRATION OF CREDIT RISK

The Company grants credit to contracting providers in various states without collateral. Losses resulting from bad debts have traditionally not exceeded management's estimates. The Company has receivables, aggregating $3,671,000 at April 30, 1996, from two providers, each of which comprise more than 10% of total receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding at April 30, 1996 are fully collectible.

Substantially all of the Company's cash and cash equivalents is deposited in two banks. The Company monitors the financial status of these banks and does not believe the deposits are subject to a significant degree of risk.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates. The Company's significant accounting estimates are the allowance for uncollectible accounts and the contract settlement reserve.

FURNITURE AND OFFICE EQUIPMENT

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for each of the three years ended April 30, 1996 was $320,212, $297,240 and $179,106, respectively.

OTHER ASSETS

Other assets are comprised of the following at April 30:

                                                                            1996              1995
                                                                      ---------------------------------
Proprietary information and covenants not to compete                        $1,118,753      $   637,503
Goodwill                                                                       978,858          294,000
Other                                                                          282,176          225,199
                                                                      ---------------------------------
                                                                             2,379,787        1,156,702
Less accumulated amortization                                                  521,685          246,001
                                                                      ---------------------------------
                                                                             $1,858,102      $  910,701
                                                                      =================================

Other assets are being amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to nine years and goodwill is 15 years.

EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of employee and director stock options, warrants and Convertible Preferred Stock. Earnings per share is affected by the reduction of net income available for common stock by the amount of dividends on Series B and C Convertible Preferred Stock. The Series B shares were converted to common in June 1993. The Series C shares were outstanding at April 30, 1996 but were converted to common stock subsequent to year end (see Note 6). Assuming the conversion of the Series B preferred stock had taken place on May 1, 1993, primary earnings per common share would have been $.25 for fiscal 1994. Assuming the conversion of the Series C preferred stock had taken place on May 1, 1995 primary earnings per share would have been unchanged in fiscal 1996.

REVENUE RECOGNITION AND CONTRACT SETTLEMENT RESERVE

The Company's acute outpatient psychiatric program customers are primarily acute care hospitals or community mental health centers ("Providers"). Typical contractual agreements with providers require the Company to provide, at its own expense, specific management personnel for each program site. Revenue under these programs is primarily derived from services provided under three types of agreements: 1) an all inclusive fee arrangement based on fee-for-service rates which provide that the Company is responsible for substantially all program costs, 2) a fee-for-service arrangement whereby substantially all of the program costs are the responsibility of the Provider, and 3) a fixed fee arrangement. In all cases, the Company provides on-site managerial personnel. Patients served by the acute outpatient psychiatric programs typically are covered by the Medicare program.

The Company also provides management services to psychiatric case management programs. The Company has been retained to manage the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of the agreement, the Company is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company has signed six-year contracts with two case management agencies which will provide the clinical network necessary to help the Company meet its obligations under the TennCare program. The TennCare program will become effective in July 1996. During fiscal 1996, the Company managed the two case management agencies and was reimbursed by the State of Tennessee on a fee-for-service basis. Revenue under this program was approximately $7,600,000 for the year ended April 30, 1996. There were no revenues under this program in prior years.

The Company also provides management services to substance abuse agencies and until January 31, 1995, home health customers. Revenue from substance abuse agencies and home health contracts for the years ended April 30, 1996, 1995 and 1994 was $1,898,000, $2,902,000 and $1,925,000, respectively.

Revenue is recognized when services are provided. Revenue under acute outpatient psychiatric program is subject to potential denials of payment due to disallowance of certain costs by Medicare to the various Providers and is subject to the Provider's settlement of its Medicare cost report for the program being managed by the Company. The Company estimates the effect of such potential disallowances and settlements, based upon its contractual arrangements with Providers, and records revenue for services provided at the estimated net realizable value in the period the related services are

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

provided. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its Provider customers caused by denials of payment for disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 1997.

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

NEW ACCOUNTING STANDARD - STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's 1997 financial statements. Statement No. 123 allows companies to either account for stock-based compensation under the new provisions of Statement No. 123 or under the provisions of APBO 25, but requires pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APBO 25. Accordingly, the provisions of Statement No. 123 will not impact the financial position or the results of operations of the Company.

NEW ACCOUNTING STANDARD - LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for the Company's fiscal 1997 financial statements. The new Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Any impairment losses identified will be measured by comparing the fair value of the asset to its carrying amount. The Company does not believe, based on current circumstances, the effect of the adoption of Statement No. 121 will have a material impact on its financial position or results of operations.

RECLASSIFICATION

Certain classifications of accounts in the prior year have been reclassified to reflect current year classifications.

2.  ACQUISITION OF MINORITY INTEREST AND OTHER AFFILIATIONS

In July 1995, the Company acquired the 49% minority interest in Twin Town Outpatient for $185,000 in cash and $550,000 in common stock (97,087 shares) for total consideration of $735,000. The total purchase price was allocated to goodwill net of minority interest of $50,142.

In October 1995, the Company entered into exclusive affiliation agreements with two case management agencies in Tennessee (see Note 1). As part of these agreements the Company obtained six year non-compete agreements with the two agencies in exchange for 50,000 shares each of the Company's common stock for an aggregate value of $481,250. The amounts will be amortized over the term of the agreements. The agreements also provide for the Company to grant warrants to the two agencies for the purchase of up to an aggregate 550,000 shares of common stock over a six year period if certain performance criteria are met. No warrants were granted during fiscal 1996.

3. PURCHASED PROPRIETARY INFORMATION

In April 1993, the Company purchased certain proprietary information relating to a complete framework and service design for assisting patients with serious and persistent mental illness to advance through the recovery process within a managed care and cost containment environment. The complete framework and service design includes the protocols, techniques, programs and service development plans needed to operate the resulting new business, for which the Company paid $50,000 cash and issued 69,118.

3. PURCHASED PROPRIETARY INFORMATION (CONTINUED)

shares of common stock valued at $8.50 per share. The seller is entitled to receive up to 225,000 additional shares of the Company's common stock during the four year period through April 1997, based on pre-tax income of the business resulting from the purchased proprietary information, which will be accounted for as additional purchase price when, and if, issued. The earnings goals necessary in order to entitle the sellers to additional shares of the Company's common stock have not been met through April 30, 1996. The purchase price includes an agreement of the principals of Co-A-Les Corp., the seller, not to compete for a period of up to five years after any possible contingent purchase price shares are earned.

4. LONG-TERM RECEIVABLES

Long-term receivables at April 30, 1996 consist primarily of amounts due from contracting Providers for which the Company has established specific payment terms for receivable amounts which were past due or for which payment, due to contract terms, is expected to exceed one year. Management expects to receive payment on the long-term receivables as contract terms are met, none of which are expected to exceed two years.

5. LINE OF CREDIT

The Company has a credit agreement with a bank that permits borrowings up to $3,000,000 for working capital needs that expires on August 30, 1997 and is collateralized by substantially all of the Company's assets. Interest on borrowings is payable monthly at either the Bank's reference rate plus 1% or at the Bank's Eurodollar rate plus 3%. There were no borrowings outstanding at April 30, 1996.

6. STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENT

In April 1992, the Company sold 395,238 shares of Series B Convertible Preferred Stock at $5.25 per share for net proceeds of $1,966,249. The holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at a rate of 10% per annum. Effective for shareholders of record at April 30, 1993, the Company declared a 10% dividend on the Series B Preferred Stock which was paid by distributing 39,780 shares of common stock in June, 1993. In May 1993, the Company called for redemption all outstanding shares of Series B Convertible Preferred Stock. Holders of all the Series B shares exercised their options to convert such shares to common and accordingly, in June.

6. STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENT (CONTINUED)

1993, the Company issued 395,238 shares of Common Stock. An additional 5,727 shares of Common Stock were issued in payment of the 10% dividend due on the Series B shares up to the June conversion date.

In October 1994, the Company sold investment units consisting of 700,000 shares of Series C Convertible Preferred Stock and warrants to purchase 525,000 shares of Common Stock at a per unit price of $2.50 for net proceeds of $1,584,372. The warrants consist of three classes and have exercise prices ranging from $3.00 to $6.00 per share. The holders of the Series C Preferred Stock are entitled to receive non-cumulative dividends at a rate of 7.5% per annum. The Series C Preferred Stock converts into an equal number of shares of Common Stock at the option of the holder. In June 1996, the Company called for redemption all outstanding shares of Series C Convertible Preferred Stock. Holders of all the Series C shares exercised their options to convert such shares to Common Stock and accordingly, in July 1996, the Company issued 700,000 shares of Common Stock. In conjunction with the conversion, the Series C shareholders also exercised warrants to purchase 350,000 shares of the Company's Common Stock for net proceeds of $1,312,500.

7. STOCK OPTIONS AND WARRANTS

During 1990, the Company adopted an incentive stock option plan that, as amended, provides for the granting of options to purchase up to 2,000,000 shares of common stock to eligible employees. Under the 1990 plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. Option prices must equal or exceed the fair market value of the shares on the date of grant.

In August 1992, the Company adopted a non-qualified stock option plan for its outside directors. The 1992 plan provides for the Company to grant each outside director options to purchase 15,000 shares annually of the Company's common stock through 1997, at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three year period following the date of grant.

Warrants to purchase shares of the Company's common stock were issued in each of the three years in the period ended April 30, 1996 to brokers, consultants and/or Preferred Stock shareholders in connection with financing and consulting transactions. A summary of all such warrant and employee and director option transactions is as follows:

                                                                     Shares            Price per Share
                                                             ------------------------------------------
Outstanding April 30, 1993                                            276,715           $2.00 to  $8.80
   Granted                                                            159,614            6.50 to   7.15
   Exercised                                                             (450)                     5.38
   Forfeited                                                          (22,069)           2.37 to   8.00
                                                             ------------------------------------------
Outstanding April 30, 1994                                            413,810            2.00 to   8.80
   Granted                                                            762,120            2.50 to   7.38
   Exercised                                                          (29,266)                     4.00
   Forfeited                                                          (38,184)           2.37 to   8.00
                                                             ------------------------------------------
Outstanding April 30, 1995                                          1,108,480            2.00 to   8.80
   Granted                                                          1,010,279            3.50 to   9.75
   Exercised                                                          (12,911)           2.61 to   4.26
   Forfeited                                                          (13,973)           3.75 to   3.88
                                                             ------------------------------------------
Outstanding April 30, 1996                                          2,091,875           $2.00 to  $9.75
                                                             ==========================================

At April 30, 1996 options and warrants to purchase 1,635,250 shares of common stock were exercisable and 1,257,049 shares and 285,000 shares were available for future grant under the employee incentive stock option plan and the 1992 directors' plan, respectively.

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                                 YEAR ENDED APRIL 30
                                                   1996                 1995                  1994
                                           ---------------------------------------------------------
Federal:
   Current                                     $1,220,000           $  (284,000)          $1,330,000
   Deferred                                      (685,000)             (698,000)            (890,000)
                                           ---------------------------------------------------------
                                                  535,000              (982,000)             440,000

State:
   Current                                        351,000               (58,000)             347,000
   Deferred                                      (156,000)             (226,000)            (215,000)
                                           ---------------------------------------------------------
                                                  195,000              (284,000)             132,000
                                           ---------------------------------------------------------
                                               $  730,000           $(1,266,000)         $   572,000
                                           =========================================================

Deferred income taxes reflect the tax effects of the use through fiscal 1993 of the cash method of accounting for income tax purposes and temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes. Commencing in 1994, the Company was required to discontinue use of the cash method of accounting for income tax purposes, the effects of which are being recognized through April 30, 1997. The significant components of the Company's deferred tax assets and liabilities result at April 30, 1996 and 1995 primarily from the following:

                                                                                1996              1995
                                                                       ---------------------------------
Deferred tax assets:
   Contract settlement reserve                                               $2,405,000       $1,446,000
   Accrued compensation and employee benefits                                   501,000          127,000
   Allowance for bad debts                                                      497,000          537,000
   State income taxes                                                            87,000                -
   Depreciation and amortization                                                 77,000                -
   Other                                                                        129,000          163,000
                                                                       ---------------------------------
Total deferred tax assets                                                     3,696,000        2,273,000

Deferred tax liabilities:
   Non-accrual experience method                                                227,000          218,000
   Accrual to cash method of accounting                                         577,000        1,155,000
   Contractual retainers                                                      1,292,000          141,000
                                                                       ---------------------------------
Total deferred tax liabilities                                                2,096,000        1,514,000
                                                                       ---------------------------------
Net deferred tax assets                                                      $1,600,000      $   759,000
                                                                       =================================

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                                      YEAR ENDED APRIL 30
                                                            1996             1995              1994
                                                     -----------------------------------------------
Statutory federal income tax rate                             34%               34%              34%
State income taxes, net of federal tax benefit                 7                 6                6
Other                                                          -                                  1
                                                                                (4)
                                                     -----------------------------------------------
Effective income tax rate                                     41%               36%              41%
                                                     ===============================================

9. CUSTOMERS

Approximately 56% of the Company's revenues are derived from contracts with providers in the State of California. The remainder of the Company's revenue is derived from contracts with providers in Arizona, Arkansas, Colorado, Hawaii, Indiana, Tennessee and Texas. The following table summarizes the percent of revenue earned from any individual or agency which was responsible for ten percent or more of the Company's consolidated revenues. There is more than one program site for some providers.

                                    YEAR ENDED APRIL 30
     Provider            1996              1995               1994
- --------------------------------------------------------------------------
        A                 21%                -                 -
        B                 11                16%                -
        C                  -                 -                26%
        D                  -                11                16
        E                  -                11                 -
        F                  -                 -                14


10. EMPLOYEE BENEFITS

The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five year period. For the year ended April 30, 1996, 1995 and 1994, the Company contributed $138,000, $134,000 and $73,000, respectively, to match employee deferrals.

11. COMMITMENTS

The Company leases its administrative facilities and certain program site facilities under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. Future minimum lease payments for all leases with initial terms of one year or more at April 30, 1996 are as follows: 1997 - $1,937,000; 1998 - $1,114,000; 1999 - $715,000;
2000 - $117,000 and none thereafter.

Rent expense totaled $1,950,000, $1,811,000 and $1,307,000 for the year ended
                  April 30, 1996, 1995 and 1994, respectively.

                                  Schedule II

                                 PMR Corporation

                        Valuation and Qualifying Accounts

- ----------------------------------------------------------------------------------------------------------------------------------
               COL. A                        COL. B                       COL. C                     COL. .D           COL. E
- ----------------------------------------------------------------------------------------------------------------------------------

                                                              Additions
                                                          --------------------------------------
                                           Balance at     Charged to Costs    Charged to Other                         Balance at
Description                                Beginning of   and Expenses                Accounts -    Deductions -        End of
                                           Period                                     Describe       Describe           Period
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 1996
Allowance for doubtful accounts             $1,423,054    $1,447,983             $   -               $1,111,855 (1)     $1,759,182
Contract settlement reserve                 $3,523,223    $2,390,196             $   -               $  414,399 (2)     $5,499,020

Year ended April 30, 1995
Allowance for doubtful accounts             $  400,000    $1,317,483             $   -               $  294,429 (1)     $1,423,054
Contract settlement reserve                 $2,871,462    $3,899,000             $   -               $3,247,239 (2)     $3,523,223

Year ended April 30, 1994
Allowance for doubtful accounts             $  183,353    $1,341,652             $   -               $1,125,005 (1)     $  400,000
Contract settlement reserve                 $1,180,325    $1,741,352             $   -               $   50,215 (2)     $2,871,462



(1)      Uncollectible accounts written off, net of recoveries
(2) Write off of hospital receivables based on denials or estimated adjustments by Medicare

                                 PMR CORPORATION

             ANNUAL REPORT ON FORM 10-K - YEAR ENDED APRIL 30, 1996

                                  EXHIBIT INDEX

- -----------------------------------------------------------------------------
13               Annual Report to Stockholders                Filed herewith.
- -----------------------------------------------------------------------------
21               Subsidiaries of the Corporation              Filed herewith.
- -----------------------------------------------------------------------------
23.1             Consent of Ernst & Young                     Filed herewith.
- -----------------------------------------------------------------------------