Form 10-Q
period 1996-07-31
PMR CORP
filed 1996-09-16
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ___     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1996 or

              ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20488

                                 PMR CORPORATION

             (Exact name of registrant as specified in its charter)

               Delaware                                 23-2491707
- ----------------------------------------     ----------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification
    incorporation or organization)                        Number)


                  3990 Old Town Avenue, Suite 206A, San Diego,
                California, 92110 (Address of principal executive
                          offices, including zip code)
                                 (619) 295-2227
                Registrant's Telephone No., Including Area Code)
                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                     (1)  Yes    X
No  ____

                                                     (2)  Yes    X
No  ____

As of September 10, 1996 the Registrant has issued and outstanding 4,809,709 shares of common stock, par value $.01 per share.

                                 PMR CORPORATION

                                      INDEX


PART I                        FINANCIAL INFORMATION                       Page

             Item 1.   Condensed Consolidated Balance
                       Sheets as of July 31, 1996
                       (Unaudited) and April 30, 1996                       1

                       Condensed Consolidated Statements
                       of Operations for the three months
                       ended July 31, 1996 and 1995
                       (Unaudited)                                          2

                       Condensed Consolidated Statements
                       of Cash Flows for the three months
                       ended July 31, 1996 and 1995
                       (Unaudited)                                          3

                       Notes to Condensed Consolidated
                       Financial Statements (Unaudited)                     4

             Item 2.   Management's Discussion and
                       Analysis of Financial Condition and
                       Results of Operations                                5


PART II      OTHER INFORMATION

             Item 1.   Legal Proceedings                                    9
             Item 2.   Changes in Securities                                9
             Item 3.   Defaults Upon Senior Securities                      9
             Item 4.   Submission of Matters to a Vote of                   9
                       Security Holders
             Item 5.   Other Information                                    9
             Item 6.   Exhibits and Reports on Form 8-K                    11

                        PMR CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                                     July 31            April 30
                                                                                      1996                1996
                                                                                  ------------        ------------

Assets
Current assets:
   Cash and cash equivalents                                                      $  5,536,509        $  3,917,922
   Notes and accounts receivable, net                                               11,589,150           9,289,895
   Prepaid expenses and other current assets                                           324,246             321,506
   Deferred income tax benefits                                                      2,701,000           2,701,000
                                                                                  ------------        ------------
Total current assets                                                                20,150,905          16,230,323
Furniture and office equipment, less accumulated
   depreciation of $945,613 in July 1996 and $869,261 in April 1996                    671,419             649,312
Long-term receivables                                                                2,420,987           2,444,055
Other assets                                                                         1,807,698           1,858,102
                                                                                  ------------        ------------
                                                                                  $ 25,051,010        $ 21,181,792
                                                                                  ============        ============

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable and other current liabilities                                 $  1,250,036        $  1,522,721
   Accrued compensation and employee benefits                                        2,759,917           2,276,809
   Advances from case management agencies                                            1,008,796           1,012,847
   Income taxes payable                                                                389,129             308,489
   Dividends payable                                                                     2,503              71,739
   Other current liabilities                                                            95,971             127,213
                                                                                  ------------        ------------
Total current liabilities                                                            5,117,223           5,319,818

Deferred rent expense                                                                  138,903             149,531
Deferred income taxes                                                                1,101,000           1,101,000
Contract settlement reserve                                                          6,615,058           5,499,020

Commitments

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 10,000,000; issued and outstanding shares - 4,760,643
        in July 1996; 3,577,917 in April 1996                                           47,605              35,778
   Convertible preferred stock, $.01 par value,
      authorized shares - 1,000,000 issued and outstanding shares
      Series C  - none in July 1996 and 700,000 shares in April 1996                      --                 7,000
   Paid-in capital                                                                  10,130,888           8,259,243
   Notes receivable from stockholders                                                  (23,665)           (141,547)
   Retained earnings                                                                 1,534,868             951,949
                                                                                  ------------        ------------
                                                                                    11,689,696           9,112,423
                                                                                  ------------        ------------
                                                                                  $ 25,051,010        $ 21,181,792
                                                                                  ============        ============

See notes to condensed consolidated financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations





                                                          First Quarter
                                                 --------------------------------
                                                        Three Months Ended
                                                             July 31
                                                     1996                1995
                                                 ------------        ------------
Management fees & other revenues                 $ 13,028,083        $  6,005,551

Expenses
   Operating expenses                               9,566,768           4,821,079
   Marketing, general and administrative            1,692,475             803,774
   Provision for bad debts                            601,511             197,395
   Depreciation and amortization                      180,242             114,188
   Interest - net                                     (31,168)              7,391
   Minority interest in loss of subsidiary               --                   524
                                                 ------------        ------------
                                                   12,009,828           5,944,351

Income before income taxes                          1,018,255              61,200

Less income tax expense                               418,000              23,000
                                                 ------------        ------------
Net income before dividends                           600,255              38,200
Less dividends on:
   Series C convertible preferred stock                17,342              32,725
                                                 ------------        ------------
Net income                                       $    582,913        $      5,475
                                                 ============        ============

Earnings per common share
      Primary                                    $        .12        $        .01
                                                 ============        ============

      Fully diluted                              $        .11        $        .01
                                                 ============        ============

Shares used in computing earnings
      Primary                                       5,102,789           4,252,830
                                                 ============        ============

      Fully diluted                                 5,291,050           4,252,830
                                                 ============        ============







See notes to condensed consolidated financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                                                                         First Quarter
                                                                                           ---------------------------------------
                                                                                                       Three Months Ended
                                                                                                            July 31
                                                                                                       1996               1995
                                                                                           --------------------    ---------------

OPERATING ACTIVITIES
   Net income                                                                                          $600,255           $38,200
   Adjustments to reconcile net income to
      net cash used by operating activities:
      Depreciation and amortization                                                                     180,242           114,188
      Provision for losses on accounts receivable                                                       601,511           197,395
      Provision for deferred taxes                                                                      418,000            23,000
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                                                (2,877,698)         (447,944)
        Prepaid expenses and other assets                                                               (53,751)           15,072
        Accounts payable and accrued compensation                                                       210,423           170,903
        Contract settlement reserve                                                                   1,116,038           653,611
        Other liablities                                                                               (352,029)           25,595
                                                                                           --------------------     -------------
                NET CASH PROVIDED BY (USED IN)
                       OPERATING ACTIVITIES                                                            (157,009)          790,020

INVESTING ACTIVITIES
   Purchases of furniture and equipment                                                                (101,804)          (19,184)
   Acquisition of Twin Town minority interest                                                                 -          (185,000)
                                                                                           --------------------     -------------
                NET CASH USED IN INVESTING ACTIVITIES                                                  (101,804)         (204,184)

FINANCING ACTIVITIES
   Proceeds from exercise of options and warrants                                                     1,729,375                 -
   Proceeds from sale of common stock and
      notes receivable from stockholders                                                                265,844                 -
   Payments on note payable to bank                                                                     (31,242)          (51,359)
   Cash dividend paid                                                                                   (86,577)                -

                                                                                           --------------------     -------------
                  NET CASH PROVIDED BY (USED IN)
                         FINANCING ACTIVITIES                                                         1,877,400           (51,359)
                                                                                           --------------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            $1,618,587          $534,477


   SUPPLEMENTAL INFORMATION:
   Taxes paid                                                                                          $380,735          $830,000
   Interest paid                                                                                       $129,108          $107,831


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

July 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For purposes of computing earnings per share, the Series C Preferred Stock is a common stock equivalent and conversion is assumed except when anti-dilutive. Operating results for the three months ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

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

The Company operates three lines of business: acute outpatient psychiatric services ("Outpatient Program"), case management services ("Case Management Program") and chemical dependency services ("Chemical Dependency Program").

The Company's Outpatient Program includes two core programs developed for varying levels of acuity: a partial hospitalization program and a structured outpatient program. It is designed for consumers who require coordinated, intensive, and comprehensive treatment services beyond those typically offered at an outpatient clinical level of care. The Company operates these Outpatient Programs under management contracts with local health care providers ("Providers") such as acute care hospitals and community mental health centers ("CMHCs").

The Case Management Program is an intensive case management service which consists of a proprietary intensive case management model which utilizes detailed protocols for delivering and managing the treatment and care of SMI patients. This program was established to work with community-based providers of mental health care (such as case management agencies and CMHC's) to develop, manage and operate case management and rehabilitation systems designed to serve the SMI population in either a managed care or the more traditional, fee-for-service environment. The Company presently operates its Case Management Programs in Nashville and Memphis, Tennessee, and Little Rock and Russellville, Arkansas.

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

RESULTS OF OPERATIONS - Quarter Ended July 31, 1996 Compared To Quarter Ended July 31, 1995.

Revenues and Net Income. Revenues for the quarter ended July 31, 1996 were $13.0 million, an increase of $7.0 million, or 116.9% as compared to the quarter ended July 31, 1995. Of this increase, $3.1 million, or 44.2%, resulted from the Company's Case Management programs in Tennessee and Arkansas. These programs commenced commercial operations in September, 1995 and July, 1996 and thus did not contribute revenue in the quarter ended July 31, 1995. The remainder of the increase came substantially from the Company's Outpatient Programs which recorded revenue of $9.2 Million, an increase of 65% from the quarter ended July 31, 1995. The growth in the Outpatient Programs was due to the addition of five new programs combined with "same store" revenue increases of approximately 52% as compared to the first quarter of fiscal year 1996. The same store increases were due to significant growth in both average patient census and net revenue per patient day. The Company expects the rate of same store revenue growth to moderate in future quarters as the Company will no longer be comparing its performance to quarters which were significantly effected by the Focused Medical Review conducted by a HCFA intermediary (see "Liquidity and Capital Resources"). Revenues from the Company's chemical dependency program increased 65% compared to the quarter ended July 31, 1995. The public sector chemical dependency program in Arkansas which commenced operations in January 1996 contributed 93% of this increase. Net income for the quarter ended July 31, 1996 was $583,000, an increase of $577,000, as compared to the quarter ended July 31, 1995.

Operating Expenses. Operating expenses for the quarter ended July 31, 1996 were $9.6 million, an increase of $4.7 million, or 98.4% as compared to the quarter ended July 31, 1995. Of this increase, $2.9 million, or 61% was attributed to the Case Management Programs in Tennessee and Arkansas, which had not commenced commercial operations in the quarter ended July 31, 1995. The remainder of the increase in operating expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, operating expenses declined from 80.3% in the quarter ended July 31, 1995 to 73.4% in the quarter ended July 31, 1996.

Marketing, General and Administrative Expenses.

Marketing, general and administrative expenses for the quarter ended July 31, 1996 were $1.7 million, an increase of $888,000, or 110.6% as compared to the quarter ended July 31, 1995. Of this increase, $653,000, or 73.5% was attributed to the Case Management Programs in Tennessee and Arkansas, which had not commenced commercial operations in the quarter ended July 31, 1995. The remainder of the increase in marketing, general and administrative expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs, preparation for potential Outpatient Program growth associated with the Columbia agreement and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, marketing, general and administrative expenses declined from 13.4% in the quarter ended July 31, 1995 to 13.0% in the quarter ended July 31, 1996.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended July 31, 1996 were $180,000, an increase of $66,000, or 57.9% as compared to the quarter ended July 31, 1995. The increase was due to the amortization of covenants not to compete associated with the commencement of case management operations in Tennessee and to increases in capital assets associated with the addition of five sites for new Outpatient Programs.

Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended July 31, 1996 were $602,000, an increase of $404,000 or 204.7% as compared to the quarter ended July 31, 1995. The increase was due to a combination of a substantial increase in revenues with a modest increase in the percent accrued for the provision of bad debts. As a percentage of revenues, the provision for bad debts increased to 4.6% of revenues from 3.3% of revenues in the prior year quarter.

Dividends. Dividend expense for the quarter ended July 31, 1996 was $17,000, a decrease of $15,000, or 47.0% as compared to the quarter ended July 31,1995. The decrease was due to the conversion in June, 1996, of all shares of the Series C Convertible Preferred Stock into 700,000 shares of common stock. See "Liquidity and Capital Resources."

Liquidity and Capital Resources.

For the quarter ended July 31, 1996, net cash used in operating activities was $157,000. Working capital on hand was $15.0 million, an increase of $4.1 million, or 37.8% as compared to fiscal year end April 30, 1996. Cash on hand at July 31, 1996 was $5.5 million, an increase of $1.6 million, or 41.3% compared to fiscal year end April 30, 1996.

The use of cash from operating activities was due to an increase in receivables associated with the Company's growth in revenues and an increase in days sales outstanding from 72 at fiscal year end April 30, 1996 to 82 at quarter end July 31, 1996. The increase in cash and working capital was due to $1.9 million provided by financing activities (primarily the exercise of certain incentive stock options as well as Class A and Class B Warrants granted in conjunction with the Company's October 1994 issuance of its Series C convertible preferred stock). The exercise of these Warrants provided the Company with net proceeds of $1.3 million in July 1996. The Company also expects that its Class C Warrants, also issued with the Series C Convertible Preferred Stock, will be exercised on or before their redemption scheduled for September 30, 1996. Exercise of the Class C Warrants will yield for the Company additional proceeds of $1,050,000 and will result in the issuance of 175,000 additional shares.

As of July 31, 1996, the Company had no long term debt and had not drawn upon its outstanding line of credit of $3.0 million.

The Company anticipates using its capital resources for the start-up of several new outpatient programs; initial start-up losses in the Case Management Program in Arkansas and development expenses for new case management and managed care projects. The Company expects funds from operations and its $3.0 million line of credit to be sufficient over the next twelve months to meet its financial obligations. The opening of new Outpatient Programs typically requires $45,000 to $75,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operations.

A charge upon the Company's working capital may occur during the year ending April 30, 1997 or thereafter as a result of certain uncertainties associated with the healthcare reimbursement rules as they apply to the Company's Outpatient Program. During fiscal year 1996, a majority of the Company's revenues were derived from the Company's management of its Outpatient Program. Since substantially all of the patients of the Company's Outpatient Program are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the Hospitals or CMHCs (Providers) on whose behalf these programs are managed.

The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts disallowed pursuant to obligations that exist with certain Providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts when and if they become due, could have a material adverse impact on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years; that any disallowance will merely be offset against obligations already owed by the Provider to the Company; and that, in certain instances, funds have already been paid into an escrow account to cover any such eventuality.

During the fourth quarter of fiscal year 1994, fiscal intermediaries for providers began a Focused Medical Review of claims for partial hospitalization services throughout the industry. The Company's initial experience with Focused Medical Review was that there were numerous denials of Providers' claims, and the denials had an adverse impact on the Company's cash flow during fiscal year 1995 because Providers delayed payment of the Company's management fees.

In fiscal year 1996, effects of the Focused Medical Review substantially abated and the number of denied claims was at an insignificant rate. Although during fiscal year 1997, the number of denied claims is likely to remain at an insignificant rate, there can be no assurances that a Focused Medical Review of claims will not recur at the level previously experienced by the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None
ITEM 5 - OTHER INFORMATION
         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the dependence of the Company's revenues upon third party reimbursement under applicable Medicare and Medicaid programs and guidelines; (ii) the sufficiency of reserves established within the Company's financial statements to cover uncertainties relative to reimbursement issues; (iii) the Company's ability to remain in compliance with numerous federal and state regulations as they pertain to the delivery of mental health care in Medicare and Medicaid covered programs;
(iv) the potential impact of healthcare reform proposals intended to control healthcare costs; (v) the Company's ability to maintain or increase its level of revenues through the renewal of existing management contracts and the securing of new management contracts; (vi) the potential adverse effect a decrease in the trading price of Company's Common Stock would have upon future financing efforts; (vii) the Company's ability to obtain additional financing on satisfactory terms and conditions that would permit the continued growth of the Company's programs and operations. (viii) the reliance of the Company upon the continued services of its executive officers and other key personnel; (ix) the Company's ability to remain competitive in national, regional and local markets in an industry which is highly competitive; (x) the Company's ability to manage rapid increases in program size and scope as it continues to pursue an aggressive growth strategy; and (xi) other economic, competitive and governmental factors affecting the Company's overall operations, market, services, and finances. Additional factors are described in the Company's other public reports and registration statements filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made, and which rely on assumptions that, while reasonable when made, could change significantly based upon future events which are often out of the control of the Company. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits
         None
      (b)Reports on Form 8-K
         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 1996
                                       PMR CORPORATION


                                       BY:    Allen Tepper
                                          --------------------------------------
                                           ALLEN TEPPER
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                       BY:    Mark P. Clein
                                          --------------------------------------
                                           MARK P. CLEIN
                                           Chief Financial Officer
                                           (Principal Financial Officer)