Form 10-Q
period 1996-10-31
PMR CORP
filed 1996-12-16
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ----   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1996 or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ----   OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20488

                                 PMR CORPORATION
                                 ---------------

             (Exact name of registrant as specified in its charter)


                Delaware                                   23-2491707
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)


         3990 Old Town Avenue, Suite 206A, San Diego, California, 92110
                  --------------------------------------------
          (Address of principal executive offices, including zip code)
                                 (619) 295-2227
                                 --------------
                Registrant's Telephone No., Including Area Code)
                                       N/A
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of December 10, 1996 the Registrant has issued and outstanding 4,964,147 shares of common stock, par value $.01 per share.

                                 PMR CORPORATION

                                      INDEX
                                      -----



PART I                        FINANCIAL INFORMATION                         Page


            Item 1.        Condensed Consolidated Balance
                           Sheets as of October 31, 1996
                           (Unaudited) and April 30, 1996                     1

                           Condensed Consolidated Statements
                           of Income for the three and six
                           months ended October 31, 1996 and
                           1995 (Unaudited)                                   2

                           Condensed Consolidated Statements
                           of Cash Flows for the six months
                           ended October 31, 1996 and 1995
                           (Unaudited)                                        3

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                   4

            Item 2.        Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations                              5


PART II     OTHER INFORMATION


            Item 1.        Legal Proceedings                                  11
            Item 2.        Changes in Securities                              11
            Item 3.        Defaults Upon Senior Securities                    11
            Item 4.        Submission of Matters to a Vote of                 11
                           Security Holders
            Item 5.        Other Information                                  12
            Item 6.        Exhibits and Reports on Form 8-K                   12

                        PMR CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                              October 31      April 30
                                                                                 1996           1996
                                                                             ------------   ------------
Assets
Current assets:
   Cash and cash equivalents                                                 $  6,591,728   $  3,917,922
   Notes and accounts receivable, net                                          12,045,691      9,289,895
   Prepaid expenses and other current assets                                      326,903        321,506
   Deferred income tax benefits                                                 4,366,096      2,701,000
                                                                             ------------   ------------
Total current assets                                                           23,330,418     16,230,323
Furniture and office equipment, less accumulated
   depreciation of $1,029,809 in October 1996 and
   $869,261 in April 1996                                                         648,434        649,312
Long-term receivables                                                           3,017,531      2,444,055
Other assets                                                                    1,672,246      1,858,102
                                                                             ------------   ------------
                                                                             $ 28,668,629   $ 21,181,792
                                                                             ============   ============

Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable and other current liabilities                            $  1,303,175   $  1,522,721
   Accrued compensation and employee benefits                                   3,095,363      2,276,809
   Advances from case management agencies                                         912,537      1,012,847
   Income taxes payable                                                                --        308,489
   Dividends payable                                                                2,503         71,739
   Other current liabilities                                                       69,411        127,213
                                                                             ------------   ------------
Total current liabilities                                                       5,382,989      5,319,818

Deferred rent expense                                                             129,790        149,531
Deferred income taxes                                                           1,336,125      1,101,000
Contract settlement reserve                                                     8,190,020      5,499,020

Commitments

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares -
      10,000,000; issued and  outstanding shares -
        4,959,475 in October 1996;
        3,577,917 in April 1996                                                    49,594         35,778
   Convertible preferred stock, $.01 par value,
      authorized shares - 1,000,000
      Series C - 700,000 shares at April 30, 1996                                     --           7,000
   Paid-in capital                                                             11,270,466      8,259,243
   Notes receivable from shareholders                                             (24,537)      (141,547)
   Retained earnings                                                            2,334,182        951,949
                                                                             ------------   ------------
                                                                               13,629,705      9,112,423
                                                                             ------------   ------------
                                                                             $ 28,668,629   $ 21,181,792
                                                                             ============   ============


See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                                   Second Quarter               Year-To-Date
                                                 ------------------           ----------------
                                                 Three Months Ended           Six Months Ended
                                                     October 31                  October 31
                                                1996           1995         1996          1995
                                            ------------   -----------  ------------   -----------
Management fees & other revenues            $ 14,293,499   $ 8,215,153  $ 27,321,582   $14,220,704

Expenses
   Operating expenses                         10,406,525     6,389,904    19,973,293    11,210,983
   Marketing, general and administrative       1,623,925     1,079,836     3,316,400     1,883,610
   Provision for bad debts                       793,570       214,173     1,395,081       411,568
   Depreciation and amortization                 169,517       151,964       349,759       266,152
   Interest - net                                (53,362)       39,987       (84,530)       47,378
   Minority interest in loss of subsidiary            --            --            --           524
                                            ------------   -----------  ------------   -----------
                                              12,940,175     7,875,864    24,950,003    13,820,215

Income before income taxes                     1,353,324       339,289     2,371,579       400,489

Less income tax expense                          554,000       139,000       972,000       162,000
                                            ------------   -----------  ------------   -----------
Net income before dividends                      799,324       200,289     1,399,579       238,489
Less dividends on:
   Series C convertible preferred stock               --        33,335        17,342        66,060
                                            ------------   -----------  ------------   -----------
Net income                                  $    799,324   $   166,954  $  1,382,237   $   172,429
                                            ============   ===========  ============   ===========
Earnings per common share
      Primary                               $        .13   $       .04  $        .25   $       .04
                                            ============   ===========  ============   ===========
      Fully diluted                         $        .13   $       .04  $        .24   $       .04
                                            ============   ===========  ============   ===========

Shares used in computing earnings
      Primary                                  6,014,363     4,451,395     5,655,060     4,351,283
                                            ============   ===========  ============   ===========

      Fully diluted                            6,072,632     4,487,591     5,860,384     4,407,086
                                            ============   ===========  ============   ===========


See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                                                      Second Quarter
                                                                           --------------------------------------
                                                                                      Six Months Ended
                                                                                        October 31
                                                                               1996                      1995
                                                                           --------------------------------------
OPERATING ACTIVITIES
   Net income                                                              $ 1,382,237                $   172,429
   Adjustments to reconcile net income to                                  --------------------------------------
      net cash used by operating activities:
      Depreciation and amortization                                            349,759                    266,152
      Provision for losses on accounts receivable                            1,395,081                    411,568
      Provision for deferred taxes                                          (1,429,971)                   162,000
      Changes in operating assets and liabilities:
        Accounts and notes receivable                                       (4,724,353)                (2,821,269)
        Prepaid expenses and other assets                                       (7,137)                (1,091,591)
        Accounts payable and accrued compensation                              599,008                    605,209
        Contract settlement reserve                                          2,691,000                  1,284,821
        Other liablities                                                      (160,516)                   643,567
        Income taxes payable                                                  (308,489)                        --
                                                                           --------------------------------------
                                    NET CASH USED IN OPERATING ACTIVITIES     (213,381)                  (367,114)

INVESTING ACTIVITIES
   Purchases of furniture and equipment                                       (163,025)                   (52,707)
                                                                           --------------------------------------
                                    NET CASH USED IN INVESTING ACTIVITIES     (163,025)                   (52,707)

FINANCING ACTIVITIES
   Decrease in notes receivable from shareholders                              118,750                     19,123
   Proceeds from exercise of options and warrants                            3,018,039                         --
   Cash dividend paid                                                          (86,577)                        --

                                                                           --------------------------------------
                                                     NET CASH PROVIDED BY
                                                     FINANCING ACTIVITIES    3,050,212                     19,123
                                                                           --------------------------------------

                                                  NET INCREASE (DECREASE)
                                             IN CASH AND CASH EQUIVALENTS  $ 2,673,806                $  (400,698)
                                                                           ======================================


See notes to consolidated condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

October 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For purposes of computing earnings per share, the Series C Preferred Stock is a common stock equivalent and conversion is assumed except when anti-dilutive. Operating results for the three and six months ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2.
When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed within the Company's Quarterly Report on Form 10Q for the period ended July 31, 1996. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

The Case Management Program is an intensive case management service which consists of a proprietary intensive case management model which utilizes detailed protocols for delivering and managing the treatment and care of SMI patients. This program was established to work with community-based providers of mental health care (such as case management agencies and CMHCs) to develop, manage and operate case management and rehabilitation systems designed to serve the SMI population in either a managed care or the more traditional, fee-for-service environment. The Company presently operates its Case Management Programs in Nashville and Memphis, Tennessee, and El Dorado, Little Rock and Russellville, Arkansas.

Through a wholly-owned affiliate, the Company is a provider of Chemical Dependency Programs which consist of the treatment of chemical dependency and substance abuse, primarily to patients of managed care organizations in Southern California. The Company has also developed and manages an ambulatory detoxification program in Arkansas for public sector (Medicaid and other government funded programs) patients.

RESULTS OF OPERATIONS - Quarter Ended October 31, 1996 Compared To Quarter Ended October 31, 1995.

Revenues and Net Income. Revenues for the quarter ended October 31, 1996 were $14.3 million, an increase of $6.1 million, or 74.0% as compared to the quarter ended October 31, 1995. Of this increase, $1.6 million, or 26.3%, resulted from the Company's Case Management programs in Tennessee and Arkansas. These programs commenced commercial operations in September, 1995 and July, 1996, respectively, and thus only partly contributed to revenue in the quarter ended October 31, 1995. The remainder of the increase came primarily from the Company's Outpatient Programs which recognized revenue of $10.3 million, an increase of $4.1 million, or 66.7% from the quarter ended October 31, 1995. The growth in the Outpatient Programs was due to the addition of five new programs combined with "same store" revenue increases of approximately 49% as compared to the second quarter of fiscal year 1996. The same store increases were due to significant growth in both average patient census and net revenue per patient day. The Company expects the rate of same store revenue growth to moderate in future quarters as the Company will begin comparing performance to quarters which reflect the shift to higher acuity patients and the abatement of the Focused Medical Review conducted by a HCFA intermediary (see "Liquidity and Capital Resources"). Revenues from the Company's chemical dependency program increased 86.4% compared to the quarter ended October 31, 1995. The public sector chemical dependency program in Arkansas, which commenced operations in January 1996, contributed 91.5% of this increase. Net income for the quarter ended October 31, 1996 was $799,000, an increase of $632,000, as compared to the quarter ended October 31, 1995.

Operating Expenses. Operating expenses for the quarter ended October 31, 1996 were $10.4 million, an increase of $4.0 million, or 62.8% as compared to the quarter ended October 31, 1995. Of this increase, $1.7 million, or 42.9% was attributed to the Case Management Programs in Tennessee and Arkansas, of which only the Tennessee program had commenced commercial operations in the quarter ended October 31, 1995. The remainder of the increase in operating expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, operating expenses declined from 77.8% in the quarter ended October 31, 1995 to 72.8% in the quarter ended October 31, 1996.

Marketing, General and Administrative Expenses.

Marketing, general and administrative expenses for the quarter ended October 31, 1996 were $1.6 million, an increase of $544,000, or 50.4% as compared to the quarter ended October 31, 1995. Of this increase, $86,000, or 15.8% was attributed to the Case Management Programs in Tennessee and Arkansas, of which only the Tennessee program had commenced commercial operations in the quarter ended October 31, 1995. The remainder of the increase in marketing, general and administrative expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs, preparation for potential Outpatient Program growth associated with the Columbia agreement and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, marketing, general and administrative expenses declined from 13.1% in the quarter ended October 31, 1995 to 11.4% in the quarter ended October 31, 1996.

Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended October 31, 1996 were $170,000, an increase of $18,000, or 11.6% as compared to the quarter ended October 31, 1995. The increase was due to the amortization of covenants not to compete associated with the commencement of case management operations in Tennessee and to increases in capital assets associated with the addition of five sites for new Outpatient Programs.

Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended October 31, 1996 were $794,000, an increase of $580,000 or 271.0% as compared to the quarter ended October 31, 1995. The increase was due to a combination of a substantial increase in revenues with an increase in the percent used to accrue for the provision of bad debts. As a percentage of revenues, the provision for bad debts increased to 5.6% of revenues from 2.6% of revenues in the prior year quarter. The company has recorded higher reserve provisions for new programs such as case management, where there is not a long history of collections experience upon which to rely.

Dividends. There was no dividend expense for the quarter ended October 31, 1996 due to the conversion in June 1996, of all shares of the Series C Convertible Preferred Stock into 700,000 shares of common stock. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS - Six Months Ended October 31, 1996 Compared To Six Months Ended October 31, 1995.

Revenues and Net Income. Revenues for the six months ended October 31, 1996 were $27.3 million, an increase of $13.1 million, or 92.1% as compared to the six months ended October 31, 1995. Of this increase, $5.2 million, or 39.6%, resulted from the Company's Case Management programs in Tennessee and Arkansas. These programs commenced commercial operations in September, 1995 and July, 1996, respectively, and thus only partly contributed to revenue in the six months ended October 31, 1995. The remainder of the increase came primarily from the Company's Outpatient Programs which recognized revenue of $20.1 Million, an increase of 70.4% from the six months ended October 31, 1995. The growth in the Outpatient Programs was due to the addition of five new programs combined with "same store" revenue increases of approximately 50% as compared to the first six months of fiscal year 1996. The same store increases were due to significant growth in both average patient census and net revenue per patient day. The Company expects the rate of same store revenue growth to moderate in future quarters as the Company will begin comparing performance to quarters which reflect the shift to higher acuity patients and the abatement of the Focused Medical Review conducted by a HCFA intermediary (see "Liquidity and Capital Resources"). Revenues from the Company's chemical dependency program increased 64.1% compared to the six months ended October 31, 1995. The public sector chemical dependency program in Arkansas which commenced operations in January 1996 contributed 100.5% of this increase. Net income for the six months ended October 31, 1996 was $1.4 million, an increase of $1.2 million, as compared to the six months ended October 31, 1995.

Operating Expenses. Operating expenses for the six months ended October 31, 1996 were $20.0 million, an increase of $8.8 million, or 78.2% as compared to the six months ended October 31, 1995. Of this increase, $4.8 million, or 54.4% was attributed to the Case Management Programs in Tennessee and Arkansas, of which only the Tennessee program had commenced commercial operations in the six months ended October 31, 1995. The remainder of the increase in operating expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, operating expenses declined from 78.8% in the six months ended October 31, 1995 to 73.1% in the six months ended October 31, 1996.

Marketing, General and Administrative Expenses.

Marketing, general and administrative expenses for the six months ended October 31, 1996 were $3.3 million, an increase of $1.4 million or 76.1% as compared to the six months ended October 31, 1995. Of this increase, $291,000 or 20.3% was attributed to the Case Management Programs in Tennessee and Arkansas, of which only the Tennessee program had commenced commercial operations in the six months ended October 31, 1995. The remainder of the increase in marketing, general and administrative expenses was associated with increased costs to support the revenue growth at existing Outpatient Programs, preparation for potential Outpatient Program growth associated with the Company's recent agreement with Columbia/HCA and the net increase of five Outpatient Programs as compared to the prior year period. As a percentage of revenues, marketing, general and administrative expenses declined from 13.2% in the six months ended October 31, 1995 to 12.1% in the six months ended October 31, 1996.

Depreciation and Amortization. Depreciation and amortization expenses for the six months ended October 31, 1996 were $350,000, an increase of $84,000, or 31.5% as compared to the six months ended October 31, 1995. The increase was due to the amortization of covenants not to compete associated with the commencement of case management operations in Tennessee and to increases in capital assets associated with the addition of five sites for new Outpatient Programs.

Provision for Bad Debts. Expenses related to the provision for bad debts for the six months ended October 31, 1996 were $1.4 million, an increase of $984,000 or 238.9% as compared to the six months ended October 31, 1995. The increase was due to a combination of a substantial increase in revenues and an increase in the percent used to accrue for the provision of bad debts. As a percentage of revenues, the provision for bad debts increased to 5.1% of revenues from 2.9% of revenues in the prior six month period. The company has recorded higher reserve provisions for new programs such as case management, where there is not a long history of collections experience upon which to rely.

Dividends. The dividend expense for the six months ended October 31, 1996 was $17,000, a decrease of $49,000 or 74.2%, as compared to the six months ended October 31, 1995. The decrease was due to the conversion in June 1996, of all shares of the Series C Convertible Preferred Stock into 700,000 shares of common stock. See "Liquidity and Capital Resources."

Liquidity and Capital Resources.

For the six months ended October 31, 1996, net cash used in operating activities was $213,000. Working capital on hand was $17.9 million, an increase of $7.0 million, or 64.0% as compared to fiscal year end April 30, 1996. Cash on hand at October 31, 1996 was $6.6 million, an increase of $2.7 million, or 68.2% compared to fiscal year end April 30, 1996.

The use of cash from operating activities was due to several factors including: an increase in receivables associated with the Company's growth in revenues; an increase in days sales outstanding from 72 at fiscal year end April 30, 1996 to 77 at quarter end October 31, 1996; and tax payments associated with taxable income which substantially exceeds reported income. The difference between accrued tax liabilities and taxes paid is primarily due to the significant amount of reserves for contractual allowances which are not recognized as expenses for tax purposes until written off by the Company.

The increase in cash and working capital was due to $3.0 million provided by financing activities (primarily the exercise of certain incentive stock options as well as Class A, Class B and Class C Warrants granted in conjunction with the Company's October 1994 issuance of its Series C convertible preferred stock). The exercise of these Warrants provided the Company with net proceeds of $1.3 million in July 1996 and $1.1 million in September 1996.

Effective October 31, 1996, the company extended and expanded its credit line with Sanwa Bank. The credit line has been expanded to a maximum potential of $10.0 million from a previous maximum of $3.0 million. The amended agreement extends the relationship to December 31, 1997. As of October 31, 1996, the Company had no long term debt and had not drawn upon its outstanding line of credit.

The Company anticipates using its capital resources for the start-up of several new outpatient programs; initial start-up losses in the Case Management Program in Arkansas and development expenses for new case management and managed care projects. The Company expects funds from operations and its $10.0 million line of credit to be sufficient over the next twelve months to meet its financial obligations. The opening of new Outpatient Programs typically requires $45,000 to $75,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operations.

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

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. The Company conducted an Annual Meeting of the stockholders on October 17, 1996.

B. At the Annual Meeting the following members were re-elected to the Company's Board of Directors:

Nominee                Shares Voted in Favor  Shares Opposed  Abstentions
-------                ---------------------  --------------  -----------
Allen Tepper                 3,750,787              450          3,755
Charles C. McGettigan        3,750,787              450          3,755
Susan D. Erskine             3,750,787              450          3,755
Richard A. Niglio            3,646,484              450        108,058
Eugene D. Hill, III          3,750,723              450          3,819
Daniel C. Frank              3,750,723              450          3,819

C. At the Annual Meeting, the stockholders voted upon and approved four motions in the following manner:

    i. As to the consideration and approval of an amendment to the Company's Certificate of Incorporation to provide for the classification of the Board of Directors into three different classes (a "Classified Board"), to establish procedures for filling vacancies on the Board, to provide that directors shall only be removed for cause and by a supermajority vote of stockholders, and requiring Board consent to amend these provisions: 2,646,004 FOR; 130,858 AGAINST; 650 ABSTAIN.

    ii. As to the consideration and approval of an amendment to the Company's Certificate of Incorporation to require a supermajority vote of stockholders to approve amendments to the Company's Certificate of Incorporation in certain circumstances, as described in the Proxy
         Statement: 2,643,479 FOR; 132,833 AGAINST; 1,200 ABSTAIN.

    iii. As to the consideration and approval of an amendment to the Company's Certificate of Incorporation to require a supermajority vote of stockholders to approve amendments to the Company's By-laws: 2,640,679 FOR; 135,933 AGAINST; 900 ABSTAIN.

    iv. As to ratifying the appointment of Ernst & Young LLP as independent auditors for the Company: 3,750,492 FOR; 3,700 AGAINST; 800 ABSTAIN.

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     27 Financial Data Schedule

 (b) Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 1996
       -----------------
                                     PMR CORPORATION


                                     BY:    Allen Tepper
                                        --------------------------------
                                        ALLEN TEPPER
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                     BY:    Mark P. Clein
                                        --------------------------------
                                        MARK P. CLEIN
                                        Chief Financial Officer
                                        (Principal Financial Officer)