Form 10-Q
period 1997-01-31
PMR CORP
filed 1997-03-13
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1997 or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20488

                                 PMR CORPORATION

             (Exact name of registrant as specified in its charter)

            Delaware                                      23-2491707
------------------------------------------    ----------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)



         3990 Old Town Avenue, Suite 206A, San Diego, California, 92110
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)
                                 (619) 295-2227
                Registrant's Telephone No., Including Area Code)
                                      N/A
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  Yes    X                                No
                            -----                                  ----

                  (2)  Yes    X                                No
                            -----                                  ----

As of March 12, 1997 the Registrant has issued and outstanding 4,968,866 shares of common stock, par value $.01 per share.

                                 PMR CORPORATION

                                      INDEX


PART I                           FINANCIAL INFORMATION                                Page

                  Item 1.        Condensed Consolidated Balance
                                 Sheets as of  January 31, 1997
                                 (Unaudited) and April 30, 1996                       1

                                 Condensed Consolidated Statements
                                 of Income for the three and nine
                                 months ended January 31, 1997 and
                                 1996 (Unaudited)                                    2

                                 Condensed Consolidated Statements
                                 of Cash Flows for the nine months
                                 ended January 31, 1997 and 1996
                                 (Unaudited)                                         3

                                 Notes to Condensed Consolidated
                                 Financial Statements (Unaudited)                    4

                  Item 2.        Management's Discussion and
                                 Analysis of Financial Condition and
                                 Results of Operations                               5



PART II                            OTHER INFORMATION

                  Item 1.        Legal Proceedings                                   10
                  Item 2.        Changes in Securities                               10
                  Item 3.        Defaults Upon Senior Securities                     10
                  Item 4.        Submission of Matters to a Vote of                  10
                                 Security Holders
                  Item 5.        Other Information                                   10
                  Item 6.        Exhibits and Reports on Form 8-K                    10

                        PMR CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                January 31      April 30
                                                                   1997           1996
                                                                ----------      --------
Assets
Current assets:
   Cash and cash equivalents                                  $  7,342,019   $  3,917,922
   Notes and accounts receivable, net                           11,605,442      9,289,895
   Prepaid expenses and other current assets                       357,656        321,506
   Deferred income tax benefits                                  4,425,096      2,701,000
                                                              ------------   ------------
Total current assets                                            23,730,212     16,230,323
Furniture and office equipment, less accumulated
   depreciation of $1,104,375 in January 1997 and
   $869,261 in April 1996                                          837,164        649,312
Long-term receivables                                            3,153,002      2,444,055
Other assets                                                     1,586,934      1,858,102
                                                              ------------   -------------
                                                              $ 29,307,312   $ 21,181,792
                                                              ============   ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and other current liabilities             $  1,153,073   $  1,522,721
   Accrued compensation and employee benefits                    2,911,596      2,276,809
   Advances from case management agencies                          679,467      1,012,847
   Income taxes payable                                               --          308,489
   Dividends payable                                                  --           71,739
   Other current liabilities                                       236,103        127,213
                                                              ------------   ------------
Total current liabilities                                        4,980,238      5,319,818

Deferred rent expense                                              120,088        149,531
Deferred income taxes                                              553,377      1,101,000
Contract settlement reserve                                      9,161,482      5,499,020

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares -
      10,000,000; issued and outstanding shares - 4,961,247
         in January 1997; 3,577,917 in April 1996                   49,612         35,778
   Convertible preferred stock, $.01 par value,
      authorized shares - 1,000,000
      Series C  - 700,000 shares at April 30, 1996                    --            7,000
   Paid-in capital                                              11,277,213      8,259,243
   Notes receivable from shareholders                                 --         (141,547)
   Retained earnings                                             3,165,301        951,949
                                                              ------------   ------------
                                                                14,492,126      9,112,423
                                                              ------------   ------------
                                                              $ 29,307,312   $ 21,181,792
                                                              ============   ============

See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income





                                                     Third Quarter                     Year-To-Date
                                             ----------------------------     ---------------------------
                                                   Three Months Ended               Nine Months Ended
                                                       January 31                      January 31
                                                  1997            1996            1997            1996
                                             ------------    ------------    ------------    ------------
Management fees & other revenues             $ 14,190,480    $ 10,154,252    $ 41,512,063    $ 24,374,956

Expenses
   Operating expenses                          10,343,441       8,462,791      30,316,734      19,674,822
   Marketing, general and administrative        1,464,524         914,496       4,780,924       2,798,106
   Provision for bad debts                        851,617         233,921       2,246,698         645,489
   Depreciation and amortization                  167,271         151,680         517,030         417,832
   Interest - net                                 (45,492)        (46,048)       (130,022)          1,330
   Minority interest in loss of subsidiary           --              --              --              (524)
                                             ------------    ------------    ------------     -----------
                                               12,781,361       9,716,840      37,731,364      23,537,055

Income before income taxes                      1,409,120         437,412       3,780,699         837,901

Less income tax expense                           578,000         182,000       1,550,000         344,000
                                             ------------    ------------    ------------    ------------
Net income before dividends                       831,120         255,412       2,230,699         493,901
Less dividends on:
   Series C convertible preferred stock              --            32,813          17,342          98,873
                                             ------------    ------------    ------------    ------------
Net income                                   $    831,120    $    222,599    $  2,213,357    $    395,028
                                             ============    ============    ============    ============

Earnings per common share
      Primary                                $        .14    $        .06    $        .38    $        .11
                                             ============    ============    ============    ============

      Fully diluted                          $        .14    $        .06    $        .38    $        .11
                                             ============    ============    ============    ============

Shares used in computing earnings
      Primary                                   6,057,804       4,556,745       5,828,560       4,419,810
                                             ============    ============    ============    ============

      Fully diluted                             6,101,244       4,556,745       5,961,329       4,450,528
                                             ============    ============    ============    ============


See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                                                        --------------------------
                                                                                              Nine Months Ended
                                                                                                  January 31
                                                                                            1997             1996
                                                                                        --------------------------
OPERATING ACTIVITIES
     Net income                                                                         $ 2,230,699    $   493,901
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                    517,030        417,832
           Provision for losses on accounts receivable                                    2,246,698        645,489
           Provision for deferred taxes                                                  (2,271,719)       344,000
           Changes in operating assets and liabilities:
                  Accounts and notes receivable                                          (5,271,192)    (4,167,329)
                  Prepaid expenses and other assets                                         (36,150)      (176,819)
                  Advances from case management agencies                                   (333,380)          --
                  Accounts payable and accrued compensation                                 265,139      1,976,378
                  Contract settlement reserve                                             3,662,462      1,887,776
                  Other liabilities                                                          79,443       (315,881)
                  Income taxes payable                                                     (308,489)          --
                                                                                        --------------------------

                                           NET CASH PROVIDED BY  OPERATING ACTIVITIES       780,541      1,105,347

INVESTING ACTIVITIES
     Purchases of furniture and equipment                                                  (433,714)      (123,049)
                                                                                        ---------------------------
                                             NET CASH USED IN INVESTING ACTIVITIES         (433,714)      (123,049)

FINANCING ACTIVITIES
     Decrease in notes receivable from shareholders                                         141,547           --
     Proceeds from note payable to bank                                                        --
     Payments on note payable to bank                                                          --         (553,575)
     Proceeds from exercise of options and warrants                                       3,024,804          4,546
     Cash dividend paid                                                                     (89,082)      (126,935)
                                                                                        ---------------------------
                                                    NET CASH PROVIDED BY (USED IN)
                                                              FINANCING ACTIVITIES        3,077,269       (675,963)
                                                                                        ---------------------------


                                            NET INCREASE IN CASH AND CASH EQUIVALENTS   $ 3,424,096    $   306,334
                                                                                        ===========================




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

January 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed within the Company's Quarterly Report on Form 10Q for the period ended January 31, 1997. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect these ends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

The Company operates in three program areas: acute outpatient psychiatric services ("Outpatient Program"), case management services ("Case Management Program") and chemical dependency services ("Chemical Dependency Program").

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1997, COMPARED TO QUARTER ENDED JANUARY 31, 1996

         Revenues. Revenues for the quarter ended January 31, 1997 were $14.2 million, an increase of $4.0 million, or 39.7 % as compared to the quarter ended January 31, 1996. The Company's Outpatient Programs recorded revenues of $9.8 million, an increase of $3.0 million or 44.1%, from the quarter ended January 31, 1996. The growth in the Outpatient Programs was the result of "same store" increases in gross revenues of 37%, and the addition of six new programs versus the year ago quarter. The increase in "same store" gross revenues was due to increases in both average patient census and revenue per patient day. The Company expects the rate of "same store" revenue growth to continue to moderate in future quarters as the Company compares performance to quarters which reflect the shift to higher acuity patients and the associated increase in units of service provided. The remainder of the increase in revenues came predominantly from the Company's Collaborative Care Case Management programs in

Tennessee and Arkansas, which recorded revenues of $3.6 million, an increase of 22.5% from the quarter ended January 31, 1996. Revenues at the Company's Chemical Dependency programs were $776,000, an increase of 109.6% versus the quarter ended January 31, 1996. The revenue growth was attributable to the launch of two programs in Arkansas which were not in the prior year period and strong "same store" growth in the commercial Chemical Dependency subsidiary.

         Operating Expenses. Operating expenses for the quarter ended January 31, 1997 were $10.3 million, an increase of $1.9 million, or 22.2% as compared to the quarter ended January 31, 1996. As a percentage of revenues, operating expenses were 72.9%, compared to 83.3% in the quarter ended January 31, 1996. The margin improvement in operating expenses was due largely to the "same store" revenue growth in the Outpatient Programs which did not require concomitant increases in operating expenses.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the quarter ended January 31, 1997, were $1.5 million, an increase of $550,000, or 60.2% as compared to the quarter ended January 31, 1996. The increase was related primarily to the establishment and staffing of regional offices in Nashville, Tennessee and Dallas, Texas. The Nashville office was established due to the anticipation of several new Outpatient Programs affiliated with Columbia/HCA Healthcare Corporation and to provide additional support for the case management programs in Tennessee. The Dallas office was established to provide additional support for the programs launched during the past year in Arkansas and for the existing and anticipated programs in the southwestern region of the country. As a percentage of revenues, marketing, general and administrative expenses were 10.3% in the quarter ended January 31, 1997, as compared to 9.0% in the quarter ended January 31, 1996.

         Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended January 31, 1997, were $167,000, an increase of $16,000, or 10.3% as compared to the quarter ended January 31, 1996. The increase was due largely to capital equipment and leasehold improvements associated with the addition of six new Outpatient Programs and two new Chemical Dependency programs and three Case Management programs versus the third quarter of fiscal 1996.

         Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended January 31, 1997, were $852,000, an increase of $618,000, or 264.1% as compared to the quarter ended January 31, 1996. The increase was due to a combination of a substantial increase in revenues and an increase in the percent used to accrue for the provision of bad debts. As a percent of revenues, the provision for bad debts increased to 6.0% of revenues from 2.3% of revenues in the prior year quarter. The Company has recorded higher reserve provisions for new programs such as case management where there is not a long history of collections experience and where the Company serves a significant number of indigent clients without a third party reimbursement source. The Company has also increased its bad debt expense for its commercial Chemical Dependency program as a result of its experience with this commercial and self-pay clientele.

         Dividends. There was no dividend expense for the quarter ended January 31, 1997 due to the conversion in June 1996, of all shares of the Series C Convertible Preferred Stock into 700,000 shares of common stock (see Liquidity and Capital Resources).

RESULTS OF OPERATIONS - NINE MONTHS ENDED JANUARY 31, 1997, COMPARED TO NINE MONTHS ENDED JANUARY 31, 1996

         Revenues. Revenues for the nine months ended January 31, 1997 were $41.5 million, an increase of $17.1 million, or 70.3 % as compared to the nine months ended January 31, 1996. Of this increase, $5.4 million, or 31.6%, resulted from the Company's Case Management programs in Tennessee and Arkansas. These programs commenced commercial operations in September 1995 and July 1996, respectively, and thus only partly contributed to revenue in the nine months ended January 31, 1996. The remainder of the increase came primarily from the Company's Outpatient Programs which recognized revenue of $29.4 million, an increase of 58.6% versus the nine months ended January 31, 1996. The growth in the Outpatient Programs was the result of "same store" increases in gross revenue of 52%, and the addition of six new programs versus the year ago period. The increase in "same store" gross revenue was due to increases in both average patient census and revenue per patient day. The Company expects the rate of "same store" gross revenue growth to moderate in future quarters as the Company compares performance to quarters which reflect the shift to higher acuity patients and the associated increase in units of service provided. Revenues at the Company's Chemical Dependency programs increased 78.7% versus the nine months ended January 31, 1996, due to the launch of two programs in Arkansas which were not in the prior year period and strong "same store" growth in the commercial Chemical Dependency subsidiary.

         Operating Expenses. Operating expenses for the nine months ended January 31, 1997 were $30.3 million, an increase of $10.6 million, or 54.1% as compared to the nine months ended January 31, 1996. Of this increase, $5.0 million or 47.0% was attributed to the Case Management programs in Tennessee, which commenced operations in September 1995 and did not incur expenses in the full nine month period ended January 31, 1996. As a percentage of revenues, operating expenses were 73.0%, compared to 80.7% in the nine months ended January 31, 1996. The margin improvement in operating expenses was due largely to the "same store" revenue growth in the Outpatient Programs which did not require concomitant increases in operating expenses.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended January 31, 1997, were $4.8 million, an increase of $2.0 million, or 70.9% as compared to the nine months ended January 31, 1996. The increase was related primarily to the establishment and staffing of regional offices in Nashville, Tennessee and Dallas, Texas. The Nashville office was established due to the anticipation of several new Outpatient Programs affiliated with Columbia/HCA Healthcare Corporation and to provide support for the Case Management programs in Tennessee (which commenced in September 1995 and thus were only partly reflected in the nine months ended January 31, 1996). The Dallas office was established to provide additional support for the programs launched during the past year in Arkansas and the existing and anticipated programs in the southwestern region of the country. As a percentage of revenues, marketing, general and administrative expenses were 11.5% in the nine months ended January 31, 1997, approximately equivalent to that experienced in the nine months ended January 31, 1996.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended January 31, 1997, were $517,000, an increase of $99,000, or 23.7% as compared to the nine months ended January 31, 1996. The increase was due largely to capital equipment and leasehold improvements associated with the addition of six new Outpatient Programs, two new Chemical Dependency programs and three new Case Management programs in the nine months ended January 31, 1997.

         Provision for Bad Debts. Expenses related to the provision for bad debts for the nine months ended January 31, 1997, were $2.2 million, an increase of $1.6 million, or 248.1% as compared to the nine months ended January 31, 1996. The increase was due to a combination of a substantial increase in revenues and an increase in the percent used to accrue for the provision of bad debts. As a percent of revenues, the provision for bad debts increased to 5.4% of revenues from 2.6% of revenues in the prior year nine month period. The Company has recorded higher reserve provisions for new programs such as case management where there is not a long history of collections experience and where the Company serves a significant number of indigent clients. The Company has also increased its bad debt expense for its commercial Chemical Dependency program as a result of its experience with this commercial and self-pay clientele.

         Dividends. The dividend expense for the nine months ended January 31, 1997 was $17,000, a decrease of $82,000, or 82.5% as compared to the nine months ended January 31, 1996. The decrease was due to the conversion in June 1996, of all shares of the Series C Convertible Preferred Stock into 700,000 shares of common stock (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 31, 1997, net cash provided by operating activities was $779,000. Working Capital was $18.8 million, an increase of $7.8 million, or 76.4%, as compared to fiscal year end April 30, 1996. Cash on hand at January 31, 1997 was $7.3 million, an increase of $3.4 million, or 87.4%, as compared to April 30, 1996.

The cash flow from operating activities during the nine months ended January 31, 1997 was due to substantial growth in net income and the contract settlement reserve which was offset in part by growth in accounts receivable and reductions in deferred taxes. Accounts receivable growth was a result of significant revenue increases combined with a modest increase in days sales outstanding (75 versus 72). Taxable income, and thus tax payments, significantly exceeded reported income due to the significant amount of reserves for contractual allowance which have not been currently recognized as expenses for tax purposes until written off by the Company.

In addition to cash flows from operations, cash and working capital increased due to $3.0 million in proceeds from financing activities ( primarily the exercise of certain incentive stock options as well as Class A, Class B and Class C Warrants granted in conjunction with the Company's October 1994 issuance of its Series C convertible preferred stock). The exercise of these Warrants provided the Company with net proceeds of $1.3 million in July 1996 and $1.1 million in September 1996.

Effective October 31, 1996, the company extended and expanded its credit line with Sanwa Bank. The credit line has been expanded to a maximum potential of $10.0 million from a previous maximum of $3.0 million. The amended agreement extends the relationship to December 31, 1997. As of October 31, 1996, the Company had no long term debt and had not drawn upon its outstanding line of credit.

The Company anticipates using its capital resources for the start-up of several new Outpatient Programs; start-up losses in the Case Management Program in Arkansas and development expenses for new case management, managed care and clinical research projects. The Company expects funds from operations and its $10.0 million line of credit to be sufficient over the next twelve months to meet its financial obligations. The opening of new Outpatient Programs typically requires $45,000 to $75,000 for office equipment, supplies, lease deposits, and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operations.

During fiscal year 1996 as well as fiscal year 1997, the majority of the Company's revenues were derived from the Company's management of its Outpatient Program. Substantially all of the patients of the Company's Outpatient Program are eligible for Medicare. The Company manages the Outpatient Program for hospitals or CMHCs (Providers) who seek reimbursement of their costs (including the Company's management fees) from Medicare fiscal intermediaries.

The Company has reserved for certain program related costs that HCFA has interpreted as not being allowable for reimbursement. The Company will be responsible for reimbursement of the amounts disallowed pursuant to obligations that exists with certain Providers and this will result in a charge against the Company's working capital during the fiscal year ending April 30, 1997 and thereafter. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts when they become due could have a material adverse impact on the Company's short-term liquidity. Certain factors in Management's view, substantially mitigate the impact of any such effect, including that when such claims arise, they arise on a periodic basis over several years; that any disallowance will be offset against obligations already owed by the Provider to the Company; and that, in certain instances, funds have already been paid into an escrow account to cover any such eventuality.

The Company maintains reserves to cover the effect of primarily three uncertainties: 1) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the Providers' cost reports by fiscal intermediaries; and 2) that the Company may not receive full payment of the management fees owed to it by the Providers during the periodic review of the Providers' claims by the fiscal intermediaries, and 3) Customer credit risk in the ordinary course.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27.1 Financial Data Schedule

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 11, 1996
                                        PMR CORPORATION


                                        BY:    Allen Tepper
                                           -------------------------------------
                                           ALLEN TEPPER
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                        BY:    Mark P. Clein
                                           -------------------------------------
                                           MARK P. CLEIN
                                           Chief Financial Officer
                                           (Principal Financial Officer)