Form 10-K
period 1997-04-30
PMR CORP
filed 1997-07-29
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-20488

                                 PMR CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                            23-2491707
       (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                   Identification No.

                        3990 Old Town Avenue, Suite 206A
                           San Diego, California 92110
                    (Address of principal executive offices)

                                 (619) 295-2227
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 24, 1997, 5,045,778 shares of Common Stock, par value $.01 per share, were outstanding and the aggregate market value of the shares of Common Stock held by non-affiliates was approximately $51,692,000.00 based upon the closing sale price of the Registrant's Common Stock upon the NASDAQ National Market at $21.6875 per share of Common Stock. See Footnote (1) below.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders ("1997 Proxy Statement") are incorporated by reference into Items 10, 11, 12, and 13 in Part III. If the Proxy Statement is not filed by August 28, 1997, an Amendment to this Form setting forth this information will be duly filed with the Securities and Exchange Commission.

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

GENERAL

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include without limitation, those discussed in the description of the Company's business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in our documents incorporated herein by reference.

         PMR Corporation (the "Company") is a leader in the development and management of programs and services for individuals who have been diagnosed with a Serious Mental Illness ("SMI"). These diseases, which are often chronic and life long, are primarily schizophrenia and bi-polar disorder (manic depression) and according to studies sponsored by the National Institute of Mental Health
(NIMH), afflict approximately 2.8% of the U.S. population. The Company's programs have been developed to assist providers of health care services in delivering care and treatment programs which serve as alternatives to more costly inpatient behavioral healthcare for the SMI population. The Company's clinical philosophy emphasizes early intervention to identify and reduce the incidence of crises events and thus contain the high costs associated with catastrophic events. Through its disease management approach, the Company believes that its programs may achieve a reduction in health care costs and result in improved clinical outcomes.

         The Company operates three lines of business devoted to behavioral health care: acute outpatient psychiatric services ("Outpatient Program"), case management services ("Case Management Program") and chemical dependency services ("Chemical Dependency Program"). In recent years, the Company's principal focus has been on the growth of its Outpatient Program and Case Management Program, which are targeted exclusively to serve the SMI population. Looking forward, the Company intends to blend these products into a single, integrated continuum of outpatient services and may develop new services in the areas of site management, clinical information, outcomes analysis and residential services.

         The Company's original program, representing its largest source of revenues, is its Outpatient Program, which serves as an alternative to inpatient hospitalization. The Outpatient Program includes two core programs developed for varying levels of acuity: a partial hospitalization program and a structured outpatient program. It is designed for consumers who require coordinated, intensive, and comprehensive treatment services beyond those typically offered at an outpatient clinical level of care. The objective of the Outpatient Program is to provide stabilization and/or rehabilitation at costs which are typically less than those offered by inpatient providers. Since 1988, the Company has been a leader in the management of psychiatric partial hospitalization programs serving persons in the SMI population with 36programs in 11 states, including Arizona, Arkansas, California, Colorado, Hawaii, Kentucky, Illinois, Indiana, Michigan,

Tennessee and Texas. The Company also has signed contracts to open programs in Ohio and Washington in the second half of Fiscal 1998. The Company operates these Outpatient Programs under management contracts with local health care providers ("Providers") such as acute care hospitals and community mental health centers ("CMHCs").

         The Case Management Program is an intensive case management service which consists of a proprietary intensive case management model which utilizes detailed protocols for delivering and managing the treatment and care of SMI patients. This program was established to work with community-based providers of mental health care (such as case management agencies and CMHC's) to develop, manage and operate case management and rehabilitation systems designed to serve the SMI population in either a managed care or the more traditional, fee-for-service environment. The Company presently operates its Case Management Programs in Nashville and Memphis, Tennessee, and in Little Rock, Russellville and El Dorado, Arkansas.

        Through wholly-owned subsidiaries, the Company is a provider of Chemical Dependency Programs which consist of the treatment of chemical dependency and substance abuse, primarily to patients of managed care organizations in Southern California. The Company also manages ambulatory detoxification programs in Arkansas for public sector (Medicaid and other government funded programs) patients.

         In fiscal 1997 the Company also began the development of a site management and clinical information division. The Company believes that it has a unique opportunity to collect, analyze and process clinical and pharma-economic data on the diseases of schizophrenia and bi-polar disorder. This information may be extremely valuable in outcomes analysis and development of "best practices" for the treatment of this patient population. The Company plans to market its network and its information to pharmaceutical companies, clinical research organizations, CMHC's and other providers. This division also intends to participate in clinical research trials as the Company has access to several thousand individuals who may be candidates for new treatments in these areas. On January 24, 1997 the Company entered into an agreement with the Applied Informatics division of United HealthCare with respect to developing this business.

         The Company's objective is to be a leading developer and provider of a continuum of programs which deliver cost effective mental health services for individuals within the SMI population. Since the SMI population receives the vast majority of its health care funding from state, local and federal agencies, the Company aims to develop programs which assist these entities in containing rapidly growing and often uncontrolled health care costs. Through the successful development and operation of these programs, the Company's mission is to foster the recovery of individuals from the devastating effects of serious mental illnesses and chemical dependency, and to ensure the cost-effective treatment and rehabilitation services which limit hospitalization, afford significant relief from symptoms, and contribute to better quality health care in the communities within which the Company and its subsidiaries operate.

STRATEGY

         In order to achieve its objectives, the Company's strategy is to (i) actively pursue new contracts for its Outpatient Programs and increase profitability of existing programs; (ii) increase the enrollment and market area of existing Case Management Programs and seek to develop new markets for case management; (iii) combine the outpatient and case management services into an integrated service and expand it to the Company's existing markets; (iv) develop the infrastructure for its site management and clinical information business and identify business opportunities to capitalize on that infrastructure; and (v) identify additional services which the Company can provide to the SMI population and the Providers which serve these clients, as part of its comprehensive disease management approach.

THE MARKET AND INDUSTRY BACKGROUND

         According to the National Advisory Mental Health Council, which is part of the NIMH, in 1995 severe mental illness consumed $27 billion in direct medical costs and more than $74 billion in total costs (including estimates of lost productivity). Studies by the Council indicate that approximately 5.6 million Americans over the age of nine suffer from a severe mental illness such as schizophrenia, manic depression, autism, panic disorder and obsessive compulsive disorder.

         Schizophrenia is the primary diagnosis among the Company's patient population. Schizophrenia afflicts approximately 1% of the U.S. population. The vast majority of the costs of treating these populations are borne by federal, state and local government programs, primarily Medicare and Medicaid.

         According to a study by Dorothy Rice and Leonard Miller of the University of California, as of 19901, the direct medical costs of Schizoprenia are consumed in the following categories:


    Mental health organizations (such as CMHC's)                38%
    Nursing homes                                               31%
    Short stay hospitals                                        15%
    Support costs                                                8%
    Other professional services                                  4%
    Physician services                                           2%
    Pharmaceuticals                                              2%

         The Company believes that its services participate in (or provide alternatives to) 96% of the market for clinical services as defined above. Moreover, the Company believes that in most cases,


--------
1 The Company believes that the costs allocation has shifted since 1990 towards a higher pharmaceutical component due to the introduction and rapid adoption of several new and more costly anti-psychotic drugs.

its services offer cost effective alternatives to existing services offered primarily by locally managed not-for-profit providers.

         According to the NIMH, serious mental illness is defined as neuro-biological disorders of the brain and are characterized by measurable disturbances in brain function and structure. The specific biological causes of these diseases remains unknown. With the exception of autism, effective medications exist which generate medical responses in 60-90% of individuals with a serious mental illness. Unfortunately, approximately 40% of the SMI population, or 2.2 million people, do not receive these effective treatments, or often treatment of any kind. For schizophrenia, several studies have shown even higher percentages of non-treatment.

         The effect of de-institutionalization on the SMI population, and its link to widespread homelessness among the SMI, has been described in E. Fuller Torrey's 1997 work on the mental illness crisis, Out of the Shadows. Torrey points out that the population of SMI patients in public psychiatric hospitals declined from 558,239 in 1955 to 71,619 in 1994. The true impact of this phenomenon is actually larger since the U.S. population grew 58% over this period (and the incidence of serious mental illness has not changed). Torrey estimates that 60-75% of the de-institutionalized patients were diagnosed with schizophrenia or bi-polar disorder, which is the population of the Company's focus. Based on numerous studies of homelessness over the past fifteen years, Torrey estimates that approximately 35% of the homeless population has a severe mental illness.

         Although health care for SMI is funded by numerous public sources, states play a much larger role for mental health care than they do in the delivery of general health care services. For more than 150 years, state mental health authorities have been responsible for administering funds to ensure that the SMI population received adequate treatment. Typically, the state mental health authorities receive annual appropriations to operate services for individuals that have been designated based on the classification of their illness. Since the 1960s, states have been able to access third party federal payments through the Medicare and Medicaid program. State systems were historically dominated by hospitals. However, over recent years outpatient care has grown rapidly as it became recognized as a lower cost alternative and as many in-patient providers came under intense scrutiny over questionable admitting practices. In the late 1970s it became common for states to contract for services which they did not provide, generally using CMHC's, case management agencies and other not for profit service agencies.

         More recently, a major shift has occurred in the delivery of mental health services in the United States. State mental health authorities have now evolved from a provider of funded hospital services to a manager of a broad range of services financed from several public funding sources. Several states now contract with private, for profit, managed care companies to assume the administration and insurance risk of health care benefits for Medicaid populations. At least nine states, including Colorado, Hawaii, Iowa, Massachusetts, Minnesota, Montana, Ohio, Utah, and Tennessee have implemented "carve out" behavioral healthcare contracts within their overall Medicaid managed care programs and have contracted or are expected to contract directly with behavioral health managed care companies to provide such services.

         However, contracting for the management of the SMI population is at an early stage. Individuals with a serious and persistent mental illness have a need for specialized treatment and rehabilitation services. Coordination and monitoring of services is crucial to avoid fragmentation which results because SMI needs often extend across the boundaries of different service sectors and funding streams. As states look toward implementing Medicaid managed care, the ability to effectively identify and manage services for a high utilizing and often transient SMI population becomes crucial to the success of a managed care entity. The Company believes that its contracts in Tennessee and Arkansas represent some of the early examples of third party contracts designed specifically for this population.

         Prior to the commencement of its case management business, the Company's principal source of revenue was the Company's Outpatient Program which relies on Medicare as its primary source of funding. With respect to the Case Management Program, the Company will largely rely upon state administered Medicaid programs for funding.
See "Regulatory Matters."

PROGRAMS AND OPERATIONS

         ACUTE OUTPATIENT PSYCHIATRIC PROGRAMS

        The Company's Outpatient Program consists principally of psychiatric partial hospitalization programs developed by the Company which are ambulatory outpatient programs that provide intensive, coordinated clinical services to patients with a SMI. These patients generally require coordinated, intensive, comprehensive and multi-disciplinary treatment not typically provided in a traditional outpatient setting. In 1996 the Company introduced a new service, a structured outpatient clinic, to meet the needs of patients who complete the partial hospitalization program. This program is designed to maintain the gains achieved during partial hospitalization and to prevent relapse. In 1997 the Company intends to expand its structured outpatient program to include clients that are at a lower level of clinical risk but still require maintenance to reduce the likelihood of decompensation. This expansion, which includes three levels of care, is designed to introduce techniques and protocols utilized by the Company's Case Management Program.

         The Outpatient Programs are operated under management contracts with Providers consisting of acute care hospitals, psychiatric hospitals and CMHC's, and are established under the governance and administrative authority of the Provider. They are designed to fit within a Provider's existing operations and are operated under the Provider's name. Duration of contracts with Providers generally range between two and five years.

         The Company brings to the health care Provider management expertise with respect to the establishment, development and operation of the Outpatient Program that is not usually available on an in-house basis. The Company provides complete program design and administration from start-up through ongoing operation. The Company often retains responsibility for staffing, which may include providing highly trained program administrators responsible for overall management, a medical director, a community liaison director responsible for coordination with community agencies and specialized clinical personnel. The program administrator generally has a degree in psychology or social work and several years of experience in health care administration. Typically, the medical director is a board eligible or certified psychiatrist and the other professionals and care givers have various levels of training and experience, usually in nursing, psychology or social work.

         The programs are normally operated in conjunction with proprietary policy and procedure manuals that have been developed by the Company which are customized for each Provider and which establish guidelines to ensure that licensing requirements are satisfied. The Company also provides many other services which are often unavailable to the Provider on an in-house basis, such as quality assurance systems, initial and on-going staff training, statistical tracking and financial analysis of program performance and utilization management reviews.

         Patients admitted to these programs undergo a complete assessment process that includes psychiatric, psycho-social, medical, and, as needed, other specialized evaluations. An individual treatment plan is developed by the admitting physician for each patient who is then assigned to specific treatment groups that best meets his or her needs. A care coordinator is assigned to each patient upon admission, coordinating the various services provided to the patient. Each program site provides comprehensive treatment services which may include specialty services for geriatric patients, dually diagnosed patients (those having a mental illness along with a substance abuse problem) and core treatment services for the seriously mentally ill patients.

        All Outpatient Programs provide programming five or six days a week. Structured outpatient services offer treatment for patients who are less symptomatic and higher functioning than patients needing partial hospitalization. Daily schedules include group psychotherapy and individual therapy. The treatment program is conducted by therapists, nurses and mental health specialists who are supervised by the appropriate department of the Hospital or CMHC and by senior clinical managers in the programs.

         The Company believes that its Outpatient Program appeals to health care providers as a more effective means of delivering the mental health care component. Providers have often cited as reasons to outsource the mental health component to specialized outpatient programs, factors such as; delivery of the expertise necessary for the development, management and administration of a mental health program; access to skilled psychiatric professionals and support staff needed to operate mental health care programs; and access to the expertise necessary to develop, design and manage an accredited mental health program that satisfies all regulatory, licensing and accreditation requirements.

         As of June 1997 the Company operates 36 outpatient programs in 11 states and has approximately 1,500 patients receiving care under programs it manages.

         CASE MANAGEMENT PROGRAM

         In 1993 the Company acquired and thereafter further refined its Case Management model, a proprietary service system for managing treatment, rehabilitation and support of services provided to consumers within the SMI population. This model was designed to allow a managed care entity in a capitated financial system to manage the risk associated with the SMI population. It accomplishes this by making available to CMHC's, state Medicaid agencies and other payors responsible for publicly financed behavioral services, a consistent and effective approach to managing the utilization of both acute and community based services. SMI consumers, who are predominately covered by Medicaid and/or Medicare due to their disability, pose a large financial risk in a capitated system due to their heavy utilization of costly services, especially inpatient care. The Company believes that its case management model positions it to carve out the management of this high utilizing SMI population from the managed care entity that has responsibility for managing an entire public managed care system. The model can also operate in a fee-for-service environment.

         The Case Management Program utilizes comprehensive protocols that are based upon a specific model of intensive service coordination developed at the Boston University Center for Psychiatric Rehabilitation. The system is designed around a case manager, also known as a personal service coordinator, whose activities include: connecting with consumers; educating consumers about the services, policies and procedures of the managed care system; developing proactive, personal crisis plans; responding to consumers in crisis and linking them to emergency services; assessing consumers' service needs and developing personal services plans; and authorizing and reviewing services included in the plan utilizing service-specific protocols.

         Case management for the SMI population is fundamentally different from that required for commercially insured populations. The requirements are ongoing rather than episodic; the covered services are broader and include housing and basic support needs; and outcomes measurement is more multi-dimensional including components related to impairment and disability.

         The provider network is also different from that accessed by the typical commercial patient. The "primary care" mental health care providers are CMHC's or case management agencies. These organizations may have little experience with risk contracts or the information systems required to operate in a managed care environment.

         The mission of the Case Management Program is to facilitate the provision of the necessary and appropriate individualized assistance to individuals within the SMI population and enable them to live more healthy, independent, productive and satisfying lives in the community. This is applicable in a fee-for-service environment as well as in a managed care environment.

         In the Fall of 1995, the Company installed and commenced operation of its Case Management Program in conjunction with two case management agencies in Tennessee. The Case Management Program was further expanded in July 1996 when a program was launched in Little Rock, Arkansas in conjunction with a leading CMHC in that market. Subsequently, programs were opened with CMHC's in Russellville and El Dorado, Arkansas. As of June, 1997, the Company has enrolled more than 5,100 clients in its Case Management Programs.

         The Company has developed a new clinical program which provides psychiatric rehabilitation and community support services. This program is complementary to Case Management and designed to be integrated with an existing case management program. The program includes a continuum of rehabilitative services including three levels of day treatment, skills development, skills maintenance, and individual and small group rehabilitation services designed to assist individuals with an SMI reach recovery goals.

         CHEMICAL DEPENDENCY PROGRAM

        Through wholly-owned subsidiaries, the Company operates and manages programs devoted exclusively to substance abuse and rehabilitation in ambulatory settings, primarily to patients of managed care organizations in Southern California. The Company's chemical dependency and substance abuse programs are operated both as free-standing treatment services or as part of a Management Services Agreement with health care providers. All programs have received accreditation by the Joint Commission of American Health Organizations ("JCAHO").

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

         As of June 30, 1997 the Company operated four outpatient programs in southern California under the name of Twin Town Treatment. The Company also manages two programs in Arkansas which provides ambulatory detoxification services for public sector clients.

         SITE MANAGEMENT AND CLINICAL INFORMATION

         In January 1997, the Company began the development of a site management and clinical information division. This division, which is still in a start up phase of development, will seek to establish the infrastructure to participate in clinical trials and collect clinical information related to pharmaceutical and non-pharmaceutical clinical practice. The Company's objective is to build a business model that contributes to the Company's revenues and earnings and to develop an information asset that can improve and define "best practices" for the SMI patient population. On January 24, 1997, the Company signed an agreement with the Applied Healthcare Informatics division of United HealthCare with respect to developing this business.

         The Company believes that its expanding service base is an excellent platform for the development of research and clinical information business lines. Key to that assumption is the Company's direct access to a large number of individuals with SMI. Presently, the Company believes that it has access, through programs it manages and through its Providers, to more than 20,000 individuals diagnosed with an SMI.

         The genetic and neurobiological bases of severe mental disorders will continue to be the focus of intensive research attention in the field. Presently, numerous pharmaceutical companies and drug development companies have compounds in various stages of development which are targeted for the treatment of these disorders. The development of these compounds requires extensive pre-clinical and clinical testing phases, many aspects of which are outsourced to global contract research organizations ("CROs").

As the need to reduce drug development time increases, the need for increasingly effective management of clinical trials is growing. Delays in recruiting and enrolling qualified patients, along with patient compliance with the protocols are significant concerns for the CROs which manage the trials. Site Management Organizations ("SMOs") are emerging as a new industry which provides commercialized clinical trials services under contract with CROs or directly with the pharmaceutical sponsor. The Company is currently in the process of developing its capabilities as a site management organization. Through its Outpatient and Case Management Programs, the Company has a large, multi-state patient base. The company is identifying qualified investigators and study coordinators, and may participate in an SMO capacity in Phase III - IV clinical trials in Fiscal 1998.

PROGRAM LOCATIONS

         OUTPATIENT PROGRAM

               LOCATION                           CURRENT PROVIDER                         COMMENCEMENT
California
         San Diego                                    Hospital                               May 1988
         El Centro                                    Hospital                             January 1990
         Culver City                                    CMHC                                 July 1990
         Santee                                       Hospital                             December 1990
         San Francisco                                Hospital                             February 1991
         Los Angeles                                    CMHC                               October 1991
         Studio City                                    CMHC                               October 1991
         Oakland                                      Hospital                             January 1992
         Santa Ana                                    Hospital                             February 1992
         Vista                                        Hospital                              March 1992
         Union City                                   Hospital                              April 1992
         Riverside                                    Hospital                              August 1992
         San Bernardino                               Hospital                             November 1992
         Signal Hill                                  Hospital                             February 1993
         Sacramento                                   Hospital                             November 1993

         Orange                                       Hospital                             February 1995
         San Jose                                      County                              January 1996
         La Jolla                                     Hospital                               July 1996
         Chula Vista                                  Hospital                             January 1997
Arizona
         Tucson                                         CMHC                                April 1991
         Phoenix                                        CMHC                                 June 1992
         Tempe                                          CMHC                               January 1995
Arkansas
         Little Rock                                    CMHC                                March 1994
         Batesville                                     CMHC                               October 1994
         Russellville                                   CMHC                                August 1996
Texas
         Conroe                                         CMHC                               November 1994
         Dallas                                         CMHC                               January 1996
Colorado
         Denver                                       Hospital                               June 1993
Hawaii
         Honolulu                                     Hospital                              March 1996
Illinois
         Chicago                                      Hospital                              April 1997
Indiana
         Indianapolis                                   CMHC                                 July 1992
Kentucky
         Frankfort                                    Hospital                              April 1997
Tennessee
         Kingsport                                    Hospital                              April 1997
         Madison                                      Hospital                              April 1997
         Nashville                                    Hospital                               May 1997
Michigan
         Detroit                                        CMHC                                 June 1996

         CASE MANAGEMENT

               LOCATION                 AVERAGE CLIENT POPULATION                          COMMENCEMENT
Tennessee
         Memphis                                        2,361                              October 1995
         Nashville                                      1,946                             September 1995
Arkansas
         Little Rock                                     750                                 July 1996
         El Dorado                                       522                              September 1996
         Russellville                                    480                              September 1996

         CHEMICAL DEPENDENCY

               LOCATION                                                                    COMMENCEMENT
California / Twin Town
         Burbank                                                                           November 1993
         Los Alamitos                                                                      November 1993
         Orange                                                                             April 1994
         Torrance                                                                            July 1996
Arkansas
         Little Rock                                                                       January 1995
         Russellville                                                                     September 1996

CONTRACTS

         OUTPATIENT PROGRAM

         The Outpatient Program is generally administered and operated pursuant to the terms of written management contracts ("Contracts") with Providers. The Contracts generally govern the term of the program, the method by which the program is to be operated by the Company, the responsibility of the Provider for licensure, billing, insurance and the provision of healthcare services and the methods by which the Company will be compensated. Each Contract also contains certain exclusivity provisions, and establishes that the Company is an independent contractor that is not acting as an employee of, or joint venture partner with, the Provider.

         Program revenue derived by the Company under the Contracts generally fit within three types of arrangements: 1) an all inclusive fee arrangement based on fee-for-service rates which provide that the Company is responsible for substantially all program costs, 2) a fee-for-service arrangement whereby substantially all program costs are the responsibility of the Provider, and 3) a fixed fee arrangement. In all cases, the Company provides on-site managerial personnel. The all-inclusive arrangements constituted approximately 70% of the Company's revenues and 33 of the 36 existing Outpatient Programs. Regardless of the type of arrangement with the Provider, all medical services rendered in the programs are provided by the Provider.

         A significant number of the Company's Contracts require the Company to indemnify the Provider for some or all of the management fee paid to the Company if either third party reimbursement for mental health services provided to patients of the programs is denied or the management fee paid to the Company is disallowed as a reimbursable cost by Medicare. See "Regulatory Matters" and "Risk Factors" below, and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         The Contracts are generally for a stated term (normally a duration between two and five years). Generally, Contracts may only be terminated with cause or upon the occurrence of certain material events including changes in applicable laws, rules or regulations

         In the past, the majority of the Company's Contracts have operated through their stated expiration dates and have been renewed or satisfactorily re-negotiated. As the Outpatient Programs mature and increase in number, the Company anticipates that as a matter of normal business development, Contract terminations may occur on a periodic basis. In the past, if a Contract was terminated, the Company has been successful in opening a replacement program with another Provider in the Program's geographic area, although no assurance can be given that the Company will successfully replace such terminated Contracts or programs in the future

         For the year ended April 30, 1997, the Company's Contracts covering sites operated by hospitals operating under Scripps Health, a San Diego provider, accounted for approximately 13% of the Company's revenues.

         In August 1996 the Company signed an enabling agreement (the "Columbia Agreement") with Columbia Healthcare Corporation ("Columbia"). The Columbia Agreement relates specifically to the Company's Outpatient Program and Columbia's ten state Mid-America Group which includes Alabama, Illinois, Indiana, Iowa, Kentucky, Minnesota, Mississippi, Tennessee, Wisconsin and West Virginia. The Columbia Agreement grants both Columbia and the Company mutual rights of first refusal with respect to developing Outpatient Programs for the SMI in markets of the Mid-America Group where Columbia owns or manages a hospital. As of June 1997 the Company manages five programs for Columbia hospitals in Illinois, Kentucky and Tennessee and has signed contracts for two additional programs.

         CASE MANAGEMENT

         Through implementation of its Case Management Program, the Company is responsible to develop and implement detailed operating protocols relative to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services and under certain contracts, the provision of mental health services. The case management provider is responsible to provide to the Company or in affiliation with the Company, staff personnel and program facilities, and retain final discretionary authority to approve the related policy manual, staffing issues and overall program operations.

         In the Fall of 1995, pursuant to Management and Affiliation Agreements, the Company commenced the operation of its Case Management Program with two case management agencies in Nashville, Tennessee and Memphis, Tennessee. In March and April 1996, the Company also executed Management and Affiliation Agreements with three CMHCs in Arkansas and those agreements became operational in the summer of 1996. The terms of the Management and Affiliation Agreements range from four to six years and may only be terminated for cause upon the occurrence of such events such as (i) a loss of accreditation or other required licensing or regulatory qualifications: (ii) material breach by either party; (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program; and (iv) failure to achieve certain performance targets after designated notice and cure periods.

         Pursuant to the terms of the Management and Affiliation Agreements, through a wholly owned subsidiary, the Company manages and operates on behalf of each case management provider, the delivery of case management and other covered psychiatric services. Each Management and Affiliation Agreement can be operated in a fee for service or managed care environment. In Tennessee it was anticipated that the payor for services under the Management and Affiliation Agreements would be managed care organizations operating under the Tennessee TennCare Partners State Medicaid Managed Care Program ("TennCare") but implementation of TennCare for the SMI population was delayed until July 1, 1996 and thus, the Case Management Program was implemented on a fee for service basis until conversion to TennCare at which time managed care organizations became the payor for services.

         Commencing on July 1, 1996, two managed care consortiums became the payors for mental health care services under TennCare. These consortiums, known respectively as Tennessee Behavioral Health ("TBH") and Premier Behavioral Health ("Premier"), were fully at risk for the approximately 1.15 million individuals who qualified for coverage based on Medicaid eligibility or other indigency standards. The Company, through its Collaborative Care subsidiary holds contracts for case management services with both of the managed care consortiums. The Company has received information that Premier has notified the state that it would withdraw from Tenncare effective, June 30, 1997. However, the Company understands that the State of Tennessee has contested the termination and that Premier has continued in its role as a managed care consortium. Effective July 1, 1997 TBH amended its contract with Tenncare and is attempting to restructure its agreements with its providers. Significant uncertainty exists as to the future structure of Tenncare and the Company's ability to maintain its case management revenues subsequent to a restructuring. For the year ended April 30, 1997, case management contracts in Tennessee accounted for 23.7% of the Company's revenues. The Company may find it necessary to significantly restructure its contracts and relationships, depending on the outcome of ongoing discussions among the interested parties in Tenncare. The potential changes, which the Company cannot predict with any degree of certainty, may have a material adverse impact on the Company's financial condition and results of operations. SEE THE SECTION ENTITLED RISK FACTORS-POTENTIAL CHANGES IN TENNCARE.

         For the year ended April 30, 1997, case management contracts accounted for 24.2% of the Company's revenues.

MARKETING AND COMMUNITY DEVELOPMENT

         The Company's principal marketing efforts with respect to its Outpatient Program is concentrated in the identification of prospective Hospitals or CMHC's who may be suitable Providers. Also once having established an affiliation, the Company assigns personnel to a program site for the purpose of apprising health care and social service professionals in the local community about the availability of the services, its benefits and the type of patient clinically appropriate for service in the Outpatient Program setting. The Company believes that its ability to secure new contracts with Providers is based on its reputation for quality and the uniqueness of its services in its market areas.

         A significant factor in the Company's expansion into new market areas is the ability to develop new contractual relationships with Hospitals or CMHCs. Hospitals or CMHCs who may contract for the Company's services are identified through an analysis of market need, discussions with key individuals in the prospective area and an assessment of the financial and clinical profile of the Provider.

         The Company's marketing efforts with providers are undertaken by its own marketing and development personnel who focus upon the dissemination of information about the Company's programs as well as the generic benefits of case management services and outpatient psychiatric programs.

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

         Marketing efforts for the Company's Case Management Program have focused on developing opportunities for utilizing the Company's proprietary systems and developing relationships with key local provider groups to be in a position to respond with a strong, local support base. The Company will also market the benefits of the Case Management Program to managed care organizations and their provider networks as public-sector contracts are awarded.

         The development of the Company's Chemical Dependency Program focuses on expanding current contractual relationships and obtaining new provider contracts. The Company's marketing for this program is focused on at-risk payors where ambulatory chemical dependency services are of significant value.

REGULATORY MATTERS

         COMPLIANCE WITH MEDICARE GUIDELINES FOR REIMBURSEMENT AND COVERAGE OF MANAGEMENT FEES FOR PARTIAL HOSPITALIZATION PROGRAMS

         A significant component of the Company's revenues are derived from payments made by Providers to the Company for the management and administration by the Company of Outpatient Programs managed for Providers. The Company bills its management fee to the Provider as a purchased management and administrative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the Providers rely upon payment from Medicare. The Providers are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the Providers submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The Providers seek reimbursement of the Company's management fees from these fiscal intermediaries as part of their overall payments from Medicare. Under certain of the Company's contracts the Company is obligated under warranty provisions to indemnify the provider for all or some portion of the Company's management fees that may be disallowed to the Provider. In the event a significant amount of such fees are disallowed for Providers, there could be a material adverse effect upon the Company's financial condition and results of operations. In addition, to the extent that Providers who contract with the Company for management services suffer material losses in Medicare payments, there is a greater risk of non-payment by the Providers, and a risk that the Providers will terminate or not renew their contracts with the Company. Thus, even though the Company does not submit claims to Medicare, it may be adversely affected by reductions in Medicare payments or other Medicare policies. See "Risk Factors-Dependence Upon Third Party Reimbursement" below and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         The Medicare Program is part of a federal health program created in 1965 as part of the federal social security system. It is administered by the U.S. Department of Health and Human Services which has established Health Care Financing Administration ("HCFA") to promulgate rules and regulations governing the Medicare program and the benefits associated therewith.

         Medicare guidelines indicate that, subject to certain regulatory requirements relating to reasonable costs imposed upon a Provider, contract management services may be used in lieu or in support of in-house staff of the Provider and are reimbursable by Medicare. As a general rule, Medicare guidelines indicate that contract management services costs related to furnishing services covered by Medicare are reasonable if the costs incurred are comparable with marketplace prices for similar services. Management of the Company believes that the value of the Company's services is comparable with marketplace prices for similar services.

        HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal letter number 1303 (effective January 2, 1997) and in subsequent criteria published in Section
230.50 of the Medicare Coverage Manual, HCFA requires partial hospitalization services to be: (i) incident to a physician's service; (ii) reasonable and necessary for the diagnosis or treatment of the patient's conditions; and (iii) provided by a physician with a reasonable expectation of improvement of the patient from the treatment. The Medicare criteria for coverage, specifically what is "reasonable and necessary" in particular cases is a subjective determination on which health care professionals may disagree. How Medicare applies its "reasonable and necessary" standard is not always consistent, and that standard may be interpreted in the future in a manner which is more restrictive than prevailing current interpretations. The Company and its Providers have quality assurance and utilization review programs to monitor partial hospitalization programs managed by the Company to ensure that such programs operate in compliance with the Company's understanding of all Medicare coverage requirements.

        All of the partial hospitalization programs managed by the Company are treated as "provider based" programs by HCFA, which administers the Medicare program. This designation is important since partial hospitalization services are covered only when furnished by a "provider", i.e., a hospital or a CMHC. To the extent that partial hospitalization programs are not located in a site which is deemed by HCFA to be "provider-based", there would not be Medicare coverage for the services furnished at that site under Medicare's partial hospitalization benefit. In August, 1996, HCFA published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider-based" programs. The proper interpretation and application of these criteria are not entirely clear, and there is a risk that some of the sites managed by the Company will be found not to be "provider-based". If such determination is made, HCFA has not ruled out, in some situations, the possibility that it would seek retrospective recoveries from providers.

         Historically, CMHCs, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHCs to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that all the CMHCs which contract with the Company should be found in compliance with the applicable requirements, but it is possible that some CMHCs contracting with the Company will be terminated from the Medicare program. It is also possible that the government will attempt to recover payments made to such CMHCs for services which had been furnished and paid for by Medicare.

         CHANGES IN MEDICARE'S COST BASED REIMBURSEMENT FOR PARTIAL HOSPITALIZATION SERVICES

        Currently proposed legislation would implement a prospective payment system ("PPS") for all outpatient hospital services, including partial hospitalization, for the calendar year beginning January 1, 1999. While the actual reimbursement rates have not been determined and thus their effect, positive or negative, is unknown, the Company may need to negotiate modifications to its contracts with Providers if such legislation is enacted.

        The Medicare partial hospitalization benefit has a coinsurance feature, which means that the amount paid by Medicare is the provider's reasonable cost less "coinsurance" which is ordinarily to be paid by the patient. The coinsurance amount is 20 percent of the charges for the services. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as "allowable Medicare bad debts." The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since most of the patients in programs managed by the Company are indigent or have very limited resources. The pending budget reconciliation bills in Congress would reduce the amount of Medicare allowable bad debts payable to providers, if enacted. Since the House and Senate provisions are identical, the Company expects the following reductions in Medicare allowable bad debts to occur: 25 percent for provider fiscal years beginning on or after October 1, 1997; 40 percent for provider fiscal years beginning on or after October 1, 1998; and 50 percent for provider fiscal years beginning on or after October 1, 1999. The reduction in "allowable Medicare bad debts" could have a materially adverse impact on Medicare reimbursement to the Company's Providers and could further result in the restructuring or loss of Provider contracts with the Company.

         COMPLIANCE WITH MEDICAID REGULATIONS AND POTENTIAL CHANGES

         Since the Company is involved with state Medicaid agencies and with Providers whose clients are covered by Medicaid, the Company must comply with the laws and regulations governing such reimbursement. Medicaid is a joint state and federally funded program established as part of the Social Security Act in the mid-1960s to provide certain defined health care benefits to poor, indigent or otherwise eligible general welfare recipients. As states consider methods to control the cost of health care services generally and behavioral health services specifically to Medicaid recipients, and because such recipients are, as a group, heavy users of the type of services which the Company offers, the impact of Medicaid reimbursement and regulatory compliance with its rules could be material to the Company's financial condition and results of operations.

         Medicaid funding and the methods by which services are supplied to recipients are changing rapidly. As noted, many states have "carved out" behavioral health services from the delivery of other health services to Medicaid recipients and are separately procuring such services on a capitated basis requiring the contractor, and permitting subcontracted providers, to assume risk.

         The Company cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are ever-increasing uncertain political pressures on such legislatures in terms of controlling and reducing such appropriations. The overall trend is generally to impose lower reimbursement rates and to negotiate reduced contract rates with providers, including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as the Company. Part of the Company's strategy for growth depends upon obtaining continued and increased contracts with managed care organizations to provide behavioral health managed care services to Medicaid recipients. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on the Company's financial condition and results of operations.

         The United States Congress continues to consider legislation to substantially alter the overall Medicaid program, to give states greater flexibility in the design and operation of their individual Medicaid program, and to stabilize federal spending for such benefits. Various states are also considering substantial health care reform measures which could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and with respect to other individuals funded by public resources. The reduction in other public resources could have an impact upon the delivery of services to Medicaid recipients.

         COMPLIANCE WITH OTHER STATE REGULATORY CONSIDERATIONS

         The Company is also sensitive to the particular nature of the delivery of behavioral health services and various state requirements with respect to confidentiality and patient privacy. Indeed, both federal and state laws require providers of certain behavioral health services to maintain strict confidentiality as to treatment records and, indeed, the fact of treatment. There are specific requirements permitting disclosure, but inadvertent or negligent disclosure can trigger substantial criminal and other penalties.

         SPECIFIC LICENSING OF PROGRAMS

         The Company's Outpatient Programs are operated as outpatient departments of Hospitals or CMHC's, thus subjecting such programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the programs must comply with the requirements of municipal building, health and fire codes. Inclusion of hospital space where the Outpatient Programs are furnished within the hospitals license is a prerequisite to participation in the Medicare programs. Additionally, the Provider's premises and programs are subject to periodic inspection and recertification.

         AGGRESSIVE INVESTIGATION AND ENFORCEMENT OF HEALTH CARE FRAUD LAWS

        The Office of the Inspector General within the U.S. Department of Health and Human Services, as well as other Federal, state, and private organizations, are aggressively enforcing their interpretation of Medicare and Medicaid laws and policies, and other applicable standards. Often in such enforcement efforts, the government has relied on the Federal False Claims Act. Under that law, if the government prevails in a case, it is entitled to treble damages plus not less than $5,000 nor more than $10,000 per claim, plus reasonable attorney fees and costs. In addition, a person found to have submitted false claims can be excluded from governmental health care programs including Medicare and Medicaid. If a Provider contracting with the Company were excluded from governmental health programs, no services furnished by that Provider would be covered by any governmental health program. Some of the Providers contracting with the Company are reported to be under active investigation for health care fraud, although the Company is not aware of any allegations that any alleged fraud relates to programs with which the Company is involved. If the Company were excluded from governmental health programs, Providers contracting with the Company could not be reimbursed for amounts paid to the Company.

         To prevail in a False Claims Act case, the government need show only that incorrect claims were submitted with "reckless disregard" or in "deliberate ignorance" of the applicable Medicare law. The government does not have to prove that the claims were submitted with the intent to defraud a governmental or private health care payor. The quitam provisions of the Federal False Claims Act permit individuals to do so is that he or she will usually be entitled to approximately 15 to 30 percent of any ultimate recovery. Under the Federal False Claims Act, the Office of the Inspector General, in conjunction with the Department of Justice, have successfully made demands on thousands of providers to settle alleged improper billing disputes at double damages or more. Although the Company does not bill governmental programs directly, it could possibly be liable under the False Claims Act to the extent that it is found to have "caused" false claims to have been presented.

        There are many other civil and criminal statutes at the federal and state levels that may penalize conduct related to submitting false claims for health care services or for offering or receiving anything of value in exchange for the referring of patients. The penalties under many of those statutes are severe, and the government often need not prove intent to defraud in order to prevail. Management believes that the Company is in material compliance with applicable regulatory and industry standards. However, in light of the complexity of the policies governing governmental health care programs together with changing and uncertain interpretations of those policies, it is impossible to be absolutely assured that the government (or a quitam relator in the name of the government) will not assert that some conduct by the Company has given rise to potentially a large liability.

HUMAN RESOURCES

         In the aggregate, as of April 30, 1997, the Company employed approximately 800 employees, of which 434 are full-time employees. Approximately 714 employees staff clinical programs and 86 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, human resources and legal. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

COMPETITION

         The Company competes with other health care management companies for the establishment of affiliations with acute care hospitals to operate its Outpatient Programs. Certain of the Company's competitors have greater financial and personnel resources than the Company.

         In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different programs and services. The Company believes that the proprietary nature of its policy and procedures manuals as well as the level of service it provides and the expertise of its management and field personnel provides it with a leading position in the development and management of Outpatient Programs.

         In each of the Company's current and anticipated market areas, the Company faces competition. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, and programs such as those operated by the Company are perceived to help contain mental health care costs.

         The Company believes that the Case Management Program provides the means to effectively control costs in a managed, public-sector mental health system by reducing the costs for the population that consumes the largest portion of the treatment dollars, the SMI population. In addition, the Company believes that the Company's Case Management Model provides state-of-the-art treatment and rehabilitation services which serve to upgrade the existing provider network in a community. The Company believes the benefits of its Case Management Model are recognized as a distinguishing feature for public-sector managed care efforts.

         The Company's primary existing competitors in the case management business are predominantly not for profit CMHC's and case management agencies. The Company anticipates that mental health managed care companies will eventually compete for this business. There can be no assurances that the Company will be able to compete successfully with its present or future competitors.

RISK FACTORS

         In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully by holders of the Company's Common Stock.

1.       DEPENDENCE UPON THIRD PARTY REIMBURSEMENT

         A significant component of the Company's revenues derived from payments made by Hospitals and CMHC's ("Providers") to the Company relative to the management and administration by the Company of outpatient programs (the "Programs") managed for Providers. The Company bills its management fee to the Provider as a purchased management and administrative support service. Substantially all of the patients admitted to these Programs are eligible for Medicare coverage, thus, the Providers rely upon payment from Medicare. The Providers are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the Providers submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The Providers seek reimbursement of the Company's management fees from these fiscal intermediaries as part of their overall payments from Medicare. As a general matter, payment of the Company's management fee may be directly affected by the reimbursement experience of the Provider. In certain instances, Providers are not obligated to pay the Company's management fee if related claims submitted by the Provider are denied by the fiscal intermediary. In other instances, the Company may be obligated to indemnify a Provider to the extent the Company's management fee charged to the Provider, is disallowed by Medicare's fiscal intermediaries for reimbursement on the Provider's cost reimbursement report. The occurrence of either of these events can have an adverse impact upon the Company's cash flow and ultimate receipt of its management fees.

         Applicable Medicare guidelines permit the reimbursement of contracted for management services provided that, among other things, the associated fees are "reasonable." As a general rule, Medicare guidelines indicate that contract management services costs are "deemed" reasonable if the costs incurred are comparable with marketplace prices for similar services. Although management of the Company believes that the value of the Company's services is comparable with marketplace prices for similar services, the determination of reasonableness may be interpreted by HCFA or a fiscal intermediary in a manner inconsistent with the Company's belief. Notwithstanding the Company's belief, a determination that the Company's management fees may not be reasonable could have a material adverse effect on the Company's finances.

         HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal letter number 1303 (effective January 2, 1987) and in subsequent criteria published in Section
230.50 of the Medicare Coverage Manual, HCFA requires partial hospitalization services to be: (i) incident to a physician's service; (ii) reasonable and necessary for the diagnosis or treatment of the patient's conditions; and (iii) provided by a physician with a reasonable expectation of improvement of the patient from the treatment. Although the Company and its Providers have quality assurance and utilization review programs to ensure that the partial hospitalization Programs managed by the Company are operating in compliance with all Medicare requirements, there can be no assurances that in the future certain aspects of the Company's Programs will not be found to have failed to satisfy all applicable criteria for Medicare eligibility.

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

         The Focused Medical Review of claims for partial hospitalization services conducted by fiscal intermediaries for the Providers has substantially abated on programs managed by the Company. Although during Fiscal 1997, the number of denied claims was reduced to a modest rate, the periodic review of claims by HCFA fiscal intermediaries will likely continue at one or more programs from time to time, and there can be no assurances that a Focused Medical Review of claims will not recur at the level previously experienced by the Company.

2. CHANGES IN MEDICARE'S COST BASED REIMBURSEMENT FOR PARTIAL HOSPITALIZATION SERVICES

         Based on proposed legislation, a prospective payment system ("PPS") for all outpatient hospital services, including partial hospitalization, would be implemented for the calendar year beginning January 1, 1999. While the actual reimbursement rates have not been determined and thus their effect, positive or negative, is unknown, the Company may need to negotiate modifications to its contracts with Providers.

         The Medicare partial hospitalization benefit has a coinsurance feature, which means that the amount paid by Medicare is the provider's reasonable cost less "coinsurance" which is ordinarily to be paid by the patient. The coinsurance amount is 20 percent of the charges for the services. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as "allowable Medicare bad debts." The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since most of the patients in programs managed by the Company are indigent or have very limited resources. The pending budget reconciliation bills in Congress would reduce the amount of Medicare allowable bad debts payable to providers. Since the House and Senate provisions are identical, the Company expects the following reductions in Medicare allowable bad debts to occur: 25 percent for provider fiscal years beginning on or after October 1, 1997; 40 percent for provider fiscal years beginning on or after October 1, 1998; and 50 percent for provider fiscal years beginning on or after October 1, 1999. The reduction in "allowable Medicare bad debts" could have a materially adverse impact on

Medicare reimbursement to the Company's Providers and could further result in the restructuring or loss of Provider contracts with the Company.

3. SUFFICIENCY OF EXISTING RESERVES TO COVER UNCERTAINTIES RELATIVE TO REIMBURSEMENT ISSUES

         Reimbursement of the Company's management fees to Providers under the Medicare program provides a substantial source of the Company's revenues. Accordingly, the Company's Programs must at all times operate in compliance with applicable Medicare guidelines. Failure to meet such criteria could have an adverse effect on the Company's finances should a Provider elect to withhold payment of the Company's management fees or in the alternative seek a refund of such fees following an event of disallowance.

         The Company maintains significant reserves identified within its financial statements to cover the effect of primarily two uncertainties: (i) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of a Provider's cost report by fiscal intermediaries; and (ii) that the Company may not receive full payment of the management fees owed to it by a Provider during the periodic review of the Provider's claims by the fiscal intermediaries.

         The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain Providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurances to that effect. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), when and if they become due, could have a material adverse impact on the Company's short term liquidity.

4.       CONTINUITY OF MANAGEMENT CONTRACTS

         Substantially all of the revenues of the Company are derived from contracts with Providers, behavioral health organizations, and case management agencies. These contracts generally have defined terms of duration and many have automatic renewal terms subject to termination by either party. The contracts often provide for early termination either by the Provider if specified performance criteria are not satisfied or by Company under various other circumstances.

         The continued success of the Company is subject to its ability to maintain, renew or extend existing management contracts and obtain new management contracts. Contract renewals and extensions are likely to be subject to competing proposals from other contract management companies as well as consideration by certain Providers to convert their mental health programs from independently managed programs to programs operated internally or to terminate their mental health programs. There can be no assurance that any Provider or case management agency will continue to do business with the Company following expiration of its management contract or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare or Medicaid program which have the effect of limiting or reducing reimbursement levels for mental health services provided by Programs managed by the Company could result in the early termination of existing management contracts and would adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition or results of operations.

         For the Fiscal Year ended April 30, 1997 ("Fiscal 1997"), there was only one Provider that accounted for more than ten (10%) percent of the Company's revenues. Furthermore, although not attributed to a particular "customer," the Company's case management programs accounted for 24.2% of the Company's revenues during Fiscal Year 1997. These programs were largely operated under contracts with TBH and Premier and management agreements with two (2) case management agencies. A termination or non-renewal of any of these contracts could have a material adverse effect on the Company's business, financial condition or results of operation.

5.       POTENTIAL CHANGES IN TENNCARE

         The Company, through its Collaborative Care subsidiary holds contracts for case management services with both of the managed care consortiums. Premier has notified the state that it would withdraw from Tenncare effective, June 30, 1997. But the effectiveness of that notice is in question and Premier has continued in its role as a managed care consortium. Effective July 1, 1997 TBH amended its contract with Tenncare and is attempting to restructure its agreements with its providers. Significant uncertainty exists as to the future structure of Tenncare and the opportunity for the Company and its subsidiary subsequent to a restructuring. The Company may find it prudent to significantly restructure its contracts and relationships, depending on the outcome of ongoing discussions among the interested parties in Tenncare. The potential changes, which the Company cannot predict with any degree of certainty, may have a material adverse impact on the Company's financial condition and results of operations.

6.       LIMITED OPERATING HISTORY OF CASE MANAGEMENT PROGRAMS

        For the fiscal year ended April 30, 1997, the Company's Case Management Programs accounted for 24.2% of the Company's total revenues. This reflects an increase from 20.9% of revenues accounted for by these Programs during Fiscal 1996. The operations of the Company's Case Management Programs are subject to limited operating history. Thus, the success of these Programs will be dependent upon the Company's ability to manage and expand operations effectively, control costs and recognize operating efficiencies. By virtue of the lack of operating history, there can be no assurances that the Company will be able to maintain these operations at the level realized during Fiscal 1997 or expand these Programs after Fiscal 1997.

7.       DIFFICULTIES OF MANAGING RAPID GROWTH

         The Company expects that its outpatient psychiatric management services business and the number of its acute outpatient, case management and chemical dependency programs may increase significantly as it pursues its growth strategy. If it materializes, this rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operation, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

8.       GOVERNMENT REGULATION

         Mental health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payers. The Company is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. The Company must operate in compliance with applicable Medicare and Medicaid guidelines. The Company is also subject to fraud and abuse and other laws, violations of which may result in civil and criminal penalties and exclusions from participation in such programs. The Company at all times attempts to comply with all such applicable laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

         The success of the Company will be dependent in part upon its ability to satisfy the applicable regulations and requirements imposed upon its operations. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care and implementation of certain licensing and certification standards. There can be no assurance that federal, state or local laws or regulatory procedures which might adversely affect the Company's business, financial condition, results or operations or prospects will not be expanded or imposed. There can be no assurances that the regulations applicable to the Company's operations and its arrangements with Providers will not change in the future or that future interpretations of existing laws or new laws will not result in the Company's services under its management contracts being deemed not in compliance with federal Medicare/Medicaid laws.

9.       DEPENDENCE ON KEY PERSONNEL

         The Company depends, and will continue to depend, upon the services of its senior management and skilled personnel. The Company presently has no employment agreements with any of its senior executive officers. The Company is also dependent upon its ability to attract and retain management personnel who will be responsible for the day-to-day operations of the Company. The loss of the services of any or all such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

         The Company's success and growth strategy also depend on its ability to attract and retain qualified clinical, marketing and other personnel. The Company competes with general acute care hospitals and other health care providers for the services of psychiatrists, psychologists, social workers, therapists and other clinical personnel. Demand for such clinical personnel is high and they are often subject to competing offers. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business in the future.

10.      COMPETITION

         The mental health services industry is highly competitive. There are many other companies engaged in the management of outpatient psychiatric Programs, and some of these companies are substantially more established and have greater financial and other business resources than those presently possessed by the Company. In addition, the Company's current and potential Providers may choose to operate mental health programs themselves rather than contract with the Company. The inability of the Company or its Providers to compete effectively could have a material adverse effect on the Company's business, financial condition or results of operations.

11.      POSSIBLE VOLATILITY OF STOCK PRICES

         The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including the liquidity of the market for the Common Stock, variations in the Company's operating results, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or mental health services in particular. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock. The Company's Common Stock is traded on the Nasdaq National Market System. There can be no assurances as to the future trading prices of the Common Stock. Trading of a Company's securities depends upon a number of variables most of which are beyond the control of the Company.

12.      HEALTHCARE REFORM

        The Clinton Administration and various federal legislators have considered health care reform proposals intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals have included reductions to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. In addition, some states in which the Company operates are considering various health care reform proposals. It is uncertain at this time what legislation on health care reform may ultimately be proposed or enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition or results of operations.

13.      CONCENTRATION OF OWNERSHIP; ANTI-TAKEOVER PROVISIONS

         The officers and directors of the Company and their affiliates own over fifty (50%) percent of the Company's issued and outstanding Common Stock. Consequently, such persons will be able to elect a majority of the Company's Board of Directors and control the Company's policies and day to day management at least for the foreseeable future. The Company's Board of Directors has the authority, without action by the stockholders, to issue additional shares of Preferred Stock and to fix the rights and preferences of such shares. The ability to issue additional shares of Preferred Stock together with certain provisions of the Company's Certificate of Incorporation, such as staggered terms for directors, limitations on the Stockholders' ability to call a meeting or remove directors and the requirement of a two-thirds vote of stockholders for amendment of certain provisions of the Certificate of Incorporation or approval of certain business combinations, may delay, deter or prevent a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, the Common Stock.

14.      AVAILABILITY AND ADEQUACY OF INSURANCE

         The provision of mental health care services entails an inherent risk of liability. In recent years, participants in the industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains liability insurance intended to cover such claims and the Company believes that its insurance is in conformity with industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance coverage could have a material adverse effect upon the Company's financial condition and results of operations. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

15.      POTENTIAL MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

         Future sales by existing stockholders could adversely affect the prevailing market price of the Common Stock. The Company presently has 5,045,303 shares of Common Stock outstanding. Of these shares, 2,548,487 are eligible for public resale as free-trading securities, and 2,661,222 shares are held by the Company's affiliates (directors, officers and principal stockholders) and are considered "restricted securities" under Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

16.      NEED FOR ADDITIONAL FINANCING TO FUND FUTURE GROWTH

         The Company may require additional equity or debt financing, collaborative arrangements with corporate partners or funds from other sources in order to continue the establishment, development, management and marketing of outpatient programs. No assurance can be given that funds will be available for the Company for those purposes on acceptable terms, if at all. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution.

ITEM 2.  PROPERTIES

         The Company owns no real property, but currently leases and subleases approximately 205,000 square feet comprised of (i) a lease for the Company's corporate headquarters expiring in 2002 and (ii) two leases for regional administration offices for five years' duration, (iii) thirty (30) leases for Program sites, ranging from three-to-five years' duration, none of which extend beyond 2002. The Company anticipates that it will be moving into its new facility in September 1997. The Company carries property and liability insurance where required by lessors and sublessors. The Company believes that its facilities are adequate for its short term needs.

         Leases and subleases, other than the short-term and month-to-month leases, generally provide for annual rental adjustments which are either indexed to inflation or have been agreed upon, and further typically provide for termination on not less than ninety (90) days' written notice.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings required to be reported hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION

         The executive officers of the Company and their ages as of July 25, 1997 are as follows:

                       NAME                AGE                          POSITION
           Allen Tepper                     49     Chairman of the Board of Directors and Chief
                                                   Executive Officer
           Fred D. Furman                   49     President
           Mark P. Clein                    38     Executive Vice President and Chief Financial Officer
           Susan D. Erskine                 45     Executive Vice President Development, Secretary and
                                                   Director
           Susan Yeagley Sullivan           47     Senior Vice President-Finance and Treasurer

         ALLEN TEPPER

         Mr. Allen Tepper has been Chairman and CEO of the Company since October 31, 1989. Mr. Tepper was a co-founder of Consolidated Medical Corp. in 1979, which was engaged in out-patient clinic management for acute care hospitals in the Philadelphia area. The company was sold to the Berwind Corporation in 1984. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

         FRED D. FURMAN

         Mr. Fred D. Furman has been President since April 1997. Previously, he held the position of Executive Vice President - Administration and General Counsel. Prior to that, Mr. Furman was a partner at a Philadelphia law firm from 1980 to 1995. Mr. Furman is a member of the National Health Lawyers Association. He holds a Juris Doctor degree and a Bachelor's degree from Temple University.

         MARK P. CLEIN

         Mr. Mark P. Clein joined the Company in 1996 as Executive Vice President and Chief Financial Officer. From 1982 to 1995, Mr. Clein had been employed by several New York-based investment banking and venture capital firms, including Jefferies & Co., where he held the position of managing director of investment banking (specializing in the health care industry), Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc. and Merrill Lynch Venture Capital, Inc., where he focused on early stage investing in the healthcare industry. Mr. Clein holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of North Carolina.

         SUSAN D. ERSKINE

         Ms. Susan D. Erskine has been Secretary and a Director of the Company since October 31, 1989. Ms. Erskine previously held management positions in the areas of operations, marketing and development for acute care hospitals and a public sector focused management services organization. She holds a Master's degree in Health Science and completed post graduate work at Stanford University in Education and Psychology. She has extensive experience in program development, marketing and management of psychiatric programs, both inpatient and outpatient.

         SUSAN YEAGLEY SULLIVAN

         Ms. Susan Yeagley Sullivan, CPA, has been Senior Vice President and Treasurer since May of 1996. From July 1991 through May, 1996, she held the position of Chief Financial Officer of the Company. Ms. Yeagley Sullivan was previously the Chief Financial Officer of a San Diego home health agency and of a psychiatric hospital, as well as several real estate development companies in San Diego and Dallas. Prior to that, Ms. Yeagley Sullivan was in public accounting, holding the position of audit manager at Kenneth Leventhal & Co and Ernst & Young. She holds a Masters in Business Administration degree and a Bachelors of Science in Accounting degree from San Diego State University.

All officers are elected annually by the Board of Directors. Each officer serves at the discretion of the Board of Directors. There are no family relationships among the directors, officers or key employees of the Company.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (NASDAQ symbol "PMRP") is traded publicly through the NASDAQ National Market System. The following table represents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions:

                        QUARTERS FOR THE YEAR ENDED APRIL 1997

                     7/31/96     10/31/96     1/31/97     4/30/97
                    ----------- ------------ ----------- -----------

     High             15.50        35.25       31.44       29.75
     Low               8.50        14.13       20.25       16.75

                         QUARTERS FOR THE YEAR ENDED APRIL 1996
                     7/31/95     10/31/95       1/31/96      4/30/96
                    ----------- ------------ -------------- -----------

     High              6.00        5.63          5.63         10.19
     Low               3.00        3.50          4.25          4.50

RECENT SALES OF UNREGISTERED SECURITIES

From May 1, 1996 to April 30, 1997, the Company has sold and issued (without payment of any selling commission to any person) the following unregistered securities:

1. During the period, the Company granted incentive stock options to employees and officers of the Company under its Employees' Stock Option Plan of 1990 (the "1990 Plan") (as amended and restated, the "1997 Equity Incentive Plan") covering an aggregate of 375,080 shares of the Company's Common Stock. The incentive stock options had exercise prices equal to at least 100% of the fair market value of a share of Common Stock on the date of grant and ranged from $11.00 to $28.50. Certain of these options vest over a period of time following their respective dates of grant.

2. On April 30, 1997, the Company granted stock options to certain executive officers of the Company in connection with the employment of such officers, covering an aggregate 87,757 shares of Common Stock at an exercise price of $19.875 per share.

3. During May and June 1996, 48,000 shares of Common Stock were issued to Ronald Slack, a former director of the Company, upon exercise of warrants for an aggregate exercise price of $242,500.00.

4. During June 1996, the Company issued 700,000 shares of Common Stock upon conversion of the Company's Series C Convertible Preferred Stock by the holders thereof. In addition, 525,000 shares of Common Stock were issued upon the exercise of Class A Warrants, Class B Warrants and Class C Warrants (which were issued in connection with the sale of Series C Convertible Preferred Stock in a private placement transaction), for aggregate exercise prices for each class of $525,000, $787,500 and $1,050,000, respectively. See "ITEM 7.
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- Liquidity and Capital Resources."

5. On July 1, 1996, the Company granted a consultant an option to purchase up to 4,000 shares of Common Stock at an exercise price of $11.375 per share, in connection with the services provided by the consultant.

6. On January 3, 1997, the Company granted a consultant an option to purchase up to 20,000 shares of Common Stock at an exercise price of $23.375 per share, in connection with the services provided by the consultant.

7. On April 27, 1997, the Company issued 39,524 shares of Common Stock to Proactive Partners, L.P. and Proactive Investment Managers L.P. upon the exercise of warrants issued to them in an earlier private placement transaction, for an aggregate exercise price of $332,001.60.

         The grant of stock options described in paragraphs 1 and 2 above were exempt from registration under the Securities Act because such transactions did not involve a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

         The sales and issuances of securities in the transactions described in paragraphs 3 and 4 above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

         The grant of stock options to the consultants described in paragraphs 5 and 6 above, were exempt from registration under the Securities Act because such transactions did not involve a "sale" of securities as such term is used in
Section 2(3) of the Securities Act. Alternatively, if such grants did involve a sale, such grants were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

         The recipients of the securities set forth above in paragraphs 2, 3, 4, 5, 6 and 7 represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to all stock certificates issued in such transactions. All recipients either received adequate information about the Registrant or had access through employment or other relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

     (in thousands, except per share amounts)

                                                                  FOR THE YEAR ENDED APRIL 30

                                            1997            1996             1995             1994          1993
                                          ---------       ---------        ---------        ---------     ---------
INCOME STATEMENT INFORMATION
Revenues                                  $  56,637       $  36,315        $  21,747        $  22,786     $  16,615
Net Income (loss)                             3,107             918           (2,352)             825         1,157
Net Income (loss) per share
  Primary                                       .54             .23             (.70)             .24           .30
  Fully Diluted                                 .54             .21             (.70)             .24           .30

Weighted Shares Outstanding
  Primary                                     5,772           4,540            3,337            3,312         2,839
  Fully Diluted                               5,772           5,043            3,337            3,313         2,858

BALANCE SHEET INFORMATION
Working Capital                           $  20,641       $  10,911         $  8,790         $  7,705      $  7,843
Total Assets                                 33,085          21,182           14,811           13,671        11,289
Long Term Debt                                    0               0              126              320           135
Total Liabilities                            16,837          12,070            7,749            5,972         4,625
Stockholders' Equity                         16,248           9,112            7,062            7,699         6,664

                            QUARTERS FOR THE YEAR ENDED APRIL 1997           QUARTERS FOR THE YEAR ENDED APRIL 1996

                          7/31/96       10/31/96    1/31/97     4/30/97     7/31/95     10/31/95     1/31/96     4/30/96
                          -------       --------    -------     -------     -------     --------     -------     -------
Revenues                   13,028        14,293      14,190      15,126       6,006        8,215      10,154      11,940
Net Income (loss)             583           799         831         894           5          167         222         524
Net   Income   (loss)
per share
   Primary                    .12           .13         .14         .15         .00          .04         .06         .11
   Fully Diluted              .11           .13         .14         .15         .00          .04         .06         .10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially form those discussed here. Factors that could cause or contribute to such differences include, without limitation, those discussed in "ITEM 1. Business", including the section entitled "Risk Factors", as well as those discussed in any document incorporated herein by reference.

OVERVIEW

         The following table presents a year-by-year analysis of certain of the material items that comprise elements of the Company's result of operations for the periods contained within the financial statements included in this Form 10-K. References to "fiscal year" refer to the Company's fiscal years ended April 30 of the relevant year.

                                                        Percentage of Revenues                      Percentage
                                                         Year Ended April 30                     Increase/Decrease
                                                                                                1997         1996
                                                    1997           1996           1995         vs. 1996    vs. 1995
                                                    ----           -----          -----        ---------   --------
Revenues                                            100%            100%           100%           56%          67%
Operating Expenses                                   73%             78%            95%           45%          38%
Marketing, General and                               11%             11%            14%           58%          35%
   Administrative
Depreciation and Amortization                         1%              2%             2%           18%          48%
Other Operating Expense                               6%              4%             6%           98%          14%

Income (Loss) before Income Taxes                     9%              5%           (17%)         198%          N/A

Provision for Income Taxes (Benefit)                  4%              2%            (6%)         198%          N/A

Net Income (Loss)                                     5%              3%           (11%)         238%          N/A

         In Fiscal 1997, the Company recorded net income of $3.1 million, which compares to net income of $.9 million during Fiscal 1996. The increase in profitability was due to a significant increase in revenues without a concomitant increase in operating expenses.

         In Fiscal 1997, revenues in the Company's Outpatient Program expanded by 49.3% as compared to Fiscal 1996 due to a significant increase in both patient census and net revenue per patient. Net revenue per patient increased as the Company maintained the focus initiated in Fiscal 1996 of providing higher intensity services to a higher acuity patient population. As most of the costs of an outpatient center are fixed or semi-fixed, the Company experienced significant unit level operating leverage with respect to its acute outpatient program, which was the primary factor in reducing operating expenses from 78.4% of revenue in Fiscal 1996 to 73.1% of revenue in Fiscal 1997. These improvements were realized notwithstanding a significant increase in operational infrastructure in the Company's Mid-America region in anticipation of expected growth in Fiscal 1998 and beyond. While the Company anticipates that it may continue to experience additional efficiencies in its Outpatient business, it does not anticipate that improvements in margins will continue at the rate realized in Fiscal 1997.

         In Fiscal 1997, revenues in the case management business grew 80.3% due to the effect of a full year of operation in Tennessee, increases in enrollment in Tennessee and the launch of the business in Arkansas. Before corporate allocation, case management was modestly unprofitable as increased profits in Tennessee were balanced by start-up losses in Arkansas. The Company anticipates increasing pressure on revenues and profit margins in Tennessee given the potential restructuring of Tenncare and the continued losses experienced by Premier and TBH, the consortiums which have contracted with the Company to provide case management services. See - "ITEM 1. BUSINESS - CONTRACTS - CASE MANAGEMENT".

         Marketing, General and Administrative expenses increased slightly as a percentage of revenues in Fiscal 1997 as the Company invested significantly in operational infrastructure in the Company's Mid-America region in anticipation of expected growth in Fiscal 1998 and beyond. The Company does not anticipate material improvements in margins at the marketing, general and administrative level until several of the recently launched and anticipated programs in the Mid-America region begin to mature.

         Revenues from the Company's Outpatient, Case Management and Chemical Dependency Programs were 70.6%, 24.2%, and 5.2% respectively of total revenues in Fiscal 1997, compared to 73.8%, 20.9%, 5.3% respectively of total revenues in Fiscal 1996. The changes in the revenue mix were due primarily to the effect of a full year of operation of the Tennessee Case Management Program in Fiscal 1997 as compared to approximately eight months of operation in Fiscal 1996 as well as the commencement of the Arkansas Case Management Program in Fiscal 1997. Internal growth rates were strong within all of the business lines.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED APRIL 30, 1997 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996

         Revenues. Revenues for Fiscal 1997 were $56.6 million, an increase of $20.3 million, or 56.0% as compared to Fiscal 1996. Of this increase, $6.1 million, or 30.0%, resulted from the Company's Case Management Program in Tennessee and Arkansas. Five percent of the increase in revenues, or $1.0 million, was attributed to growth in the Chemical Dependency Programs. These programs benefited from a full year of operation of the Little Rock public sector program in Arkansas, and from growth in the managed care business in California. Total revenue growth in Chemical Dependency was 53.0% in Fiscal 1997. The remainder of the increase in revenues came from the Company's Outpatient Program which recorded revenues of $40.0 million, an increase of 49.3% from Fiscal 1996. The growth in this business line was a combination of same site revenue increases of 40% as compared to Fiscal

1996 and the addition of eight new programs in Fiscal 1997. The Company closed two sites during Fiscal 1997.

         Operating Expenses. Operating expenses for Fiscal 1997 were $41.4 million, an increase of $13 million, or 45.5% as compared to Fiscal 1996. Of this increase, $5.4 million or 42.0%, resulted from the effect of a full year of operations of the Case Management Program in Tennessee and the launch of the Case Management Program in Arkansas. The remainder of the increase in operating expenses was associated primarily with increased costs to support the revenue growth at existing outpatient sites and the net increase of six Outpatient Programs during Fiscal 1997.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for Fiscal 1997 were $6.4 million, an increase of $2.3 million, or 58.0% as compared to Fiscal 1996. The increase was related to the following factors: the reorganization of the Company into three regions; the significant investment in the Mid-America region to prepare for anticipated growth associated with the agreement with Columbia Healthcare Corporation; the start-up of the site management and clinical information division; and increases in personnel in information systems, product development and utilization review.

         Depreciation and Amortization. Depreciation and amortization expenses for Fiscal 1997 were $701,000, an increase of $105,000, or 17.6% as compared to Fiscal 1996. The increase was due to additional capital expenditures associated with the start up of eight new programs and to increased capital expenditures for information systems.

         Provision for Bad Debts. Expenses related to the provision for bad debts for Fiscal 1997 were $3.1 million, an increase of approximately $1.6 million or 112.4% as compared to Fiscal 1996. The growth in the provision was due to an increase in the accrual rate for bad debt from 4.0% in Fiscal 1996 to 5.4% in Fiscal 1997 partially associated with higher rates of indigent clients in the Case Management Program, limited collection experience in the Case Management and Arkansas Chemical Dependency Program, and a more conservative accrual for denials by third party payors.

          Interest. Interest income was $217,000 in Fiscal 1997, compared to interest expense of $2,000 in Fiscal 1996. The improvement was due to growing cash balances throughout Fiscal 1997 and the absence of bank debt.

          Dividends. Dividends were $17,000, a decrease of 114,000, or 86.9% from Fiscal 1996. In June 1996, all shares of Series C Convertible Preferred Stock were surrendered and converted into 700,000 shares of common stock, thus ceasing any future dividend requirements on the Preferred Stock. See "Liquidity and Capital Resources."

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

LIQUIDITY AND CAPITAL RESOURCES

         For Fiscal 1997, net cash provided by operating activities was $3.2 million, which compares to $4.1 million in Fiscal 1996. Working capital at April 30, 1997 was $20.6 million, an increase of $9.7 million, or 90.4%, as compared to April 30, 1996. Cash and cash equivalents at April 30, 1997 were $10.0 million, an increase of $6.1 million, or 156.4% as compared to April 30, 1996.

         The increases in operating cash flow, working capital and cash and cash equivalents are due to the substantial improvement in net income during Fiscal 1997, stabilization of collections of accounts receivable, and proceeds from the exercise of outstanding options and warrants.

         Accounts receivable increased by $2.0 million, or 21.3% during Fiscal 1997, substantially less than the 56.0% increase in revenues during the same period. As measured by days of revenue outstanding, accounts receivable declined from 69 at April 30, 1996 to 66 at April 30, 1997.

         In Fiscal 1997 the Company received $3.5 million in proceeds from the exercise of outstanding options and warrants. Approximately $2.3 million of these proceeds were generated from the exercise of certain outstanding warrants that were components of a private placement transaction undertaken during Fiscal 1995.

         Working capital was utilized to open six additional Outpatient Programs and to fund the start up of the Arkansas Case Management Program. The Company anticipates modest additional funding requirements for case management in Arkansas in Fiscal 1998, and expects this program to be cash flow neutral during Fiscal 1998.

         Working capital is anticipated to be utilized during the year for operations, to continue expansion of the Company's Outpatient and Case Management Programs, for the development of the site management and clinical information business, and for the implementation and expansion of other Company programs. During Fiscal 1998, working capital is expected to be realized principally from operations, as well as from a new $10 million line of credit from Sanwa Bank which became effective November 1, 1996. Interest is payable under this line of credit at a rate of either the Bank's reference rate plus one-half percent or the Eurodollar rate plus two and one-half percent.

         The opening of a new Outpatient Program site typically requires $45,000 to $150,000 for office equipment, supplies, lease deposits, leasehold improvements and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation. The Company expects to provide cash for the start up of the site management and clinical information business, however, in amounts that are not yet certain due to the early stage of the program's development. The Company is also in the process of refining the specifications for the purchase and development of a new care management information system which will be a state of the art data collection and repository system for the Company's clinical information. The Company anticipates investing approximately $500,000 in this system during Fiscal 1998.

         From time to time, the Company recognizes charges upon working capital as a result of certain uncertainties associated with the health care reimbursement rules as they apply to the Company's Outpatient Program. During Fiscal 1997, a majority of the Company's revenues were derived from the Company's management of its Outpatient Program. Since substantially all of the patients of the Company's Outpatient Program are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the Hospitals or CMHCs (Providers) on whose behalf these programs are managed. See "ITEM 1. BUSINESS - RISK FACTORS - DEPENDENCE ON THIRD PARTY REIMBURSEMENT".

         The Company maintains reserves to cover the effect of primarily two uncertainties: 1) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the Providers' cost reports by fiscal intermediaries; and 2) that the Company may not receive full payment of the management fees owed to it by the Providers during the periodic review of the Providers' claims by the fiscal intermediaries. In the event that a significant amount of fees payable to the Company are disallowed, the Company's financial condition and results of operations would be materially adversely affected.

         The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. Under the Company's contracts with its Providers, the Company may be responsible to indemnify Provider's for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain Providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts when and if they become due, could have a material adverse impact on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years; that any disallowance will merely be offset against obligations already owed by the Provider to the Company. During Fiscal 1997, the Company recognized $634,000 in charges to working capital as a result of satisfying indemnity obligations for Providers that experienced disallowances related to the Company's management fee. The Company was fully reserved for these disallowances.

         The Focused Medical Review of claims for partial hospitalization services conducted by fiscal intermediaries for the Providers has substantially abated on programs managed by the Company. This has occurred as a result of a number of factors, such as the issuance of a Medicare Program Memorandum by HCFA during June 1995 (which defines partial hospitalization eligibility and the scope of covered services), as well as the intensification of the Company's utilization review and utilization management efforts. Specifically, the number of denials reported to the Company in Fiscal 1997 represented less than 2% of the estimated number of total claims submitted by Providers to fiscal intermediaries. The periodic review of claims by HCFA fiscal intermediaries will likely continue at one or more programs from time to time.

         To the extent claims for services have been denied in Outpatient Programs managed by the Company, the great majority of the denied claims have been appealed. Approximately 47% of these appeals have reached resolution and the Company has succeeded in securing a reversal in the substantial majority of these cases. The appeals process continues for the substantial balance of the denied claims. Given these results, and given the Company's experience during Fiscal 1997 (during which the rate of denials has declined to a modest rate), and in view of the existing reserves established within the Company's financial statements, management does not believe fiscal intermediaries' review of outstanding claims will likely have a material adverse effect upon the Company's liquidity and capital resources during Fiscal 1998. However, there could be no assurance that increased review of outstanding claims will not recur at the level previously experienced by the Company. See "ITEM 1. BUSINESS Risk Factors."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements of the Company for the three fiscal years ended April 30, 1997 and specific supplementary financial information are included in this Report on pages S-1 and F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no matters to be reported hereunder.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information with regard to this item is incorporated by reference to the definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1997, under the caption "Election of Directors," or in an Amendment to this Report to be filed with the Securities and Exchange Commission. See "Item 4A. EXECUTIVE OFFICERS OF THE CORPORATION" with regard to Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1997, under the caption "ADDITIONAL INFORMATION - Management Compensation," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1997, under the caption "PRINCIPAL STOCKHOLDERS," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with regard to this item is incorporated herein by reference to the definitive 1997 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1997, under the caption "ADDITIONAL INFORMATION - Certain Transactions," or in an Amendment to this Report to be filed with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Page
(a) The following documents are filed as part of this Report:

         1.       Financial Statements

                  Report of Independent Auditors                                        F-1

                  Consolidated Balance Sheets as of April 30, 1997 and 1996             F-2

                  Consolidated Statements of Operations for the fiscal years            F-3
                  ended April 30, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the               F-4
                  fiscal years ended April 30, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the fiscal                  F-5
                  years ended April 30, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements                            F-6-F-16

         2.       Financial Statement Schedules - The following financial schedule is included herein:
                                                                                        Page Reference
                  Schedule II - PMR Corporation Valuation
                           and Qualifying Accounts                                      S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

         3.       The following Exhibits are filed as part of this Report:

Exhibit
   No.           Description                                                    Method of Filing
-------          -----------                                                    ----------------

3.1              Restated Certificate of Incorporation of the Registrant        Filed herewith


3.2              Amended and Restated ByLaws of the Registrant                 Filed herewith


4.1              Common Stock Specimen Certificate                              Incorporated by reference to the
                                                                                Company's Registration Statement
                                                                                on Form S-18 (Reg. No. 23-20095-A)
                                                                                filed on February 11, 1988.


10.1             1997 Equity Incentive Plan (the "1997 Plan").                  Filed herewith.


10.2             Form of Incentive Stock Option Agreement under the 1997 Plan.  Filed herewith.


10.3             Form of Nonstatutory Stock Option Agreement under the 1997     Filed herewith.
                 Plan.


10.4             Outside Directors' NonQualified Stock Option Plan of 1992     Filed herewith.
                 (the "1992 Plan").


10.5             Form of Outside Directors' NonQualified Stock Option          Filed herewith.
                 Agreement.


10.6             Amended and Restated Stock Option Agreement dated April 30,    Filed herewith.
                 1996, evidencing aware to Allen Tepper.


10.7             Amended and Restated Stock Option Agreement dated April 30,    Filed herewith.
                 1996, evidencing award to Susan Erskine.


10.8             Amended and Restated Stock Option Agreement dated February     Filed herewith.
                 1, 1996, evidencing award to Mark Clein.


10.9             Amended and Restated Stock Option Agreement dated February     Filed herewith.
                 1, 1996, evidencing award to Mark Clein.


10.10            Amended and Restated Stock Option Agreement dated February     Filed herewith.
                 1, 1996, evidencing award to Mark Clein.


10.11            Amended and Restated Warrant dated July 9, 1997, evidencing    Filed herewith.
                 award to Fred Furman.


10.12            Restated Management Agreement dated April 11, 1997 with        Filed herewith.
                 Scripps Health.


10.13            Sublease dated April 1, 1997 with CMS Development and          Filed herewith.
                 Management Company, Inc.


10.14            Management and Affiliation Agreement dated April 13, 1995,     Filed herewith.
                 between Mental Health Cooperative, Inc. and Tennessee Mental
                 Health Cooperative, Inc. (Tennessee Mental Health
                 Cooperative, Inc. subsequently changed its name to
                 Collaborative Care Corporation)


10.15            Provider Services Agreement dated April 13, 1995,              Filed herewith.

                 between Tennessee Mental Health Cooperative, Inc. and
                 Mental Health Cooperative, Inc. (Tennessee Mental Health
                 Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation)


10.16            Management and Affiliation Agreement dated April 13, 1995,     Filed herewith.
                 between Case Management, Inc. and Tennessee Mental Health
                 Cooperative, Inc. (Tennessee Mental Health Cooperative,
                 Inc. subsequently changed its name to Collaborative Care
                 Corporation)


10.17            Provider Services Agreement dated April 13, 1995, between      Filed herewith.
                 Tennessee Mental Health Cooperative, Inc. and Case
                 Management, Inc. (Tennessee Mental Health Cooperative,
                 Inc. subsequently changed its name to Collaborative Care
                 Corporation)


21               Subsidiaries of the Corporation                                Filed herewith.


23.1             Consent of Ernst & Young                                       Filed herewith.


27               Financial Data Schedule                                        Filed herewith.


         All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PMR CORPORATION

Dated: July 19, 1997
                                  BY:/s/ Allen Tepper
                                     -------------------------------
                                     Allen Tepper
                                     Chief Executive Officer


                                  BY:/s/ Mark P. Clein
                                     -------------------------------
                                     Mark P. Clein
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Allen Tepper                            Chairman, Chief Executive Officer   July 19, 1997
---------------------------                 and Director
Allen Tepper


/s/ Susan D. Erskine                        Secretary, Treasurer and            July 19, 1997
---------------------------                 Director
Susan D. Erskine


/s/ Daniel L. Frank                         Director                            July 15, 1997
---------------------------
Daniel L. Frank


/s/ Charles McGettigan                      Director                            July 15, 1997
---------------------------
Charles C. McGettigan


/s/ Richard A. Niglio                       Director                            July 16, 1997
---------------------------
Richard A. Niglio


/s/ Eugene D. Hill                          Director                            July 16, 1997
---------------------------
Eugene D. Hill

                                   Schedule II

                                 PMR Corporation

                        Valuation and Qualifying Accounts


                    COL. A                     COL. B          COL. C                         COL. D             COL. E
                                                             Additions
                                                                            Charged to
                  Description                Balance at      Charged to        Other
                                            Beginning of     Costs and       Accounts       Deductions -      Balance at End
                                               Period         Expenses       Describe        Describe           of Period
                                               ------         --------       --------        --------           ---------
Year ended April 30, 1997
Allowance for doubtful accounts              $1,759,182     $3,084,166       $     --       $  (237,829)(1)    $5,081,177
Contract settlement reserve                  $5,499,020     $3,927,371       $     --       $   634,463 (2)    $8,791,928

Year ended April 30, 1996
Allowance for doubtful accounts              $1,423,054     $1,447,983       $     --       $ 1,111,855 (1)    $1,759,182
Contract settlement reserve                  $3,523,223     $2,390,196       $     --       $   414,399        $5,499,020

Year ended April 30, 1995
Allowance for doubtful accounts              $  400,000     $1,317,483       $     --       $   294,429        $1,423,054
Contract settlement reserve                  $2,871,462     $3,899,000       $     --       $ 3,247,239 (2)    $3,523,223

(1)      Uncollectible accounts written off, net of recoveries
(2) Write off of hospital receivables based on disallowances of the Company's management fee on Provider's cost reimbursement report and the Company's indemnity obligation.

                         Report of Independent Auditors


The Board of Directors and Stockholders
PMR Corporation

We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





San Diego, California
June 13, 1997

                                PMR Corporation

                          Consolidated Balance Sheets

                                                                                           APRIL 30
                                                                                1997                  1996
                                                                            ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 10,048,203          $  3,917,922
  Accounts receivable, net of  allowance for uncollectible
    amounts of $5,081,177 in 1997 and $1,759,000 in 1996                      11,268,962             9,289,895
  Prepaid expenses and other current assets                                      572,136               321,506
  Deferred income tax benefits                                                 6,069,000             2,701,000
                                                                            ----------------------------------
Total current assets                                                          27,958,301            16,230,323

Furniture and office equipment, net of accumulated depreciation of
  $1,175,980 in 1997 and $869,261 in 1996                                      1,263,743               649,312
Long-term receivables                                                          2,360,872             2,444,055
Other assets                                                                   1,501,622             1,858,102
                                                                            ----------------------------------
Total assets                                                                $ 33,084,538          $ 21,181,792
                                                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $  1,735,658          $  1,522,721
  Accrued compensation and employee benefits                                   2,951,867             2,276,809
  Advances from case management agencies                                         926,712             1,012,847
  Income taxes payable                                                         1,703,000               308,489
  Dividends payable                                                                 --                  71,739
  Other current liabilities                                                         --                 127,213
                                                                            ----------------------------------
Total current liabilities                                                      7,317,237             5,319,818

Deferred rent expense                                                             92,822               149,531
Deferred income taxes                                                            635,000             1,101,000
Contract settlement reserve                                                    8,791,928             5,499,020

Commitments

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value, authorized shares
    - 1,000,000; Series C - issued and outstanding shares -
    700,000 in 1996; liquidation preference $1,750,000                              --                   7,000
  Common Stock, $.01 par value, authorized shares - 10,000,000;
    issued and outstanding shares - 5,033,507 in 1997 and
    3,577,917 in 1996                                                             50,334                35,778
  Additional paid-in capital                                                  12,138,569             8,259,243
  Notes receivable from stockholders                                                --                (141,547)
  Retained earnings                                                            4,058,648               951,949
                                                                            ----------------------------------
                                                                              16,247,551             9,112,423
                                                                            ----------------------------------
                                                                            $ 33,084,538          $ 21,181,792
                                                                            ==================================

See accompanying notes.

                                PMR Corporation

                     Consolidated Statements of Operations



                                                                               YEAR ENDED APRIL 30
                                                                1997                    1996                  1995
                                                            ----------------------------------------------------------
Revenue                                                     $ 56,636,902           $ 36,315,921           $ 21,746,663

Expenses:
  Operating expenses                                          41,423,157             28,471,644             20,647,965
  Marketing, general and administrative                        6,350,101              4,018,685              2,976,600
  Provision for bad debts                                      3,084,166              1,447,983              1,317,483
  Depreciation and amortization                                  700,734                595,896                403,294
  Interest, (income), expense                                   (217,297)                 2,174                 61,979
  Minority interest in loss of subsidiary                           --                     (524)              (108,201)
                                                            ----------------------------------------------------------
                                                              51,340,861             34,535,858             25,299,120
                                                            ----------------------------------------------------------

Income (loss) before income taxes                              5,296,041              1,780,063             (3,552,457)
Income tax expense (benefit)                                   2,172,000                730,000             (1,266,000)
                                                            ----------------------------------------------------------
Net income (loss)                                              3,124,041              1,050,063             (2,286,457)
Less dividends on:
  Series C Convertible Preferred Stock                            17,342                131,686                 65,537
                                                            ----------------------------------------------------------
Net income (loss) for common stock                          $  3,106,699           $    918,377           $ (2,351,994)
                                                            ==========================================================

Earnings (loss) per common share
  Primary                                                   $        .54           $        .23           $       (.70)
                                                            ==========================================================

  Fully diluted                                             $        .54           $        .21           $       (.70)
                                                            ==========================================================

Shares used in computing earnings (loss) per share
    Primary                                                    5,772,210              4,540,280              3,337,484
                                                            ==========================================================
    Fully diluted                                              5,772,210              5,042,879              3,337,484
                                                            ==========================================================

See accompanying notes.

                                PMR Corporation
                Consolidated Statements of Stockholders' Equity





                                                                   SERIES C
                                                                  CONVERTIBLE
                                                               PREFERRED STOCK             COMMON STOCK
                                                          --------------------------------------------------------
                                                          SHARES           AMOUNT           SHARES          AMOUNT
                                                          -------------------------------------------------------------
Balance at April 30, 1994                                      -     $         -         3,307,653          $33,075
  Issuance of Series C convertible preferred stock,
    net of issuance costs of $105,628                     700,000           7,000               -                -
  Exercise of Redeemable A Warrants to purchase
    common stock                                               -               -            29,003              290
  Issuance of common stock under stock option plan             -               -             2,000               20
  Accrued interest on stockholder notes                        -               -                -                -
  Dividend payable on Series C preferred stock                 -               -                -                -
  Net loss                                                     -               -                -                -
                                                          -------------------------------------------------------------
Balance at April 30, 1995                                 700,000           7,000        3,338,656           33,385
  Issuance of common stock under stock option plans            -               -            17,174              172
  Issuance of common stock for non-compete
    agreements and acquisition of minority interest            -               -           197,087            1,971
  Issuance of common stock for a note receivable               -               -            25,000              250
  Accrued interest on stockholder notes                        -               -                -                -
  Dividend payable on Series C preferred stock                 -               -                -                -
  Proceeds from payment of stockholder notes                   -               -                -                -
  Net income                                                   -               -                -                -
                                                          -------------------------------------------------------------
Balance at April 30, 1996                                 700,000           7,000        3,577,917           35,778
  Issuance of common stock under stock option plans
    including realization of income tax benefit of
    $369,000                                                   -               -            96,016              960
  Dividend payable on Series C preferred stock                 -               -                -                -
  Proceeds from payment of stockholder notes                   -               -                -                -
  Exercise of warrants to purchase common stock                -               -           657,524            6,575
  Issuance of common stock for consulting services             -               -             2,050               21
  Conversion of Series C convertible preferred stock     (700,000)         (7,000)         700,000            7,000
  Net income                                                   -               -                -                -
                                                          -------------------------------------------------------------
Balance at April 30, 1997                                      -     $         -         5,033,507          $50,334
                                                          =============================================================



                                                                           NOTES RECEIVABLE
                                                              PAID-IN            FROM           RETAINED     TOTAL STOCKHOLDERS'
                                                              CAPITAL        STOCKHOLDERS       EARNINGS           EQUITY
                                                         -----------------------------------------------------------------------
Balance at April 30, 1994                                  $5,280,687   $           -        $2,385,566         $7,699,328
  Issuance of Series C convertible preferred stock,
    net of issuance costs of $105,628                       1,637,372          (60,000)              -           1,584,372
  Exercise of Redeemable A Warrants to purchase
    common stock                                              115,723               -                -             116,013
  Issuance of common stock under stock option plan             16,480               -                -              16,500
  Accrued interest on stockholder notes                            -            (2,626)              -              (2,626)
  Dividend payable on Series C preferred stock                     -                -           (65,537)           (65,537)
  Net loss                                                         -                -        (2,286,457)        (2,286,457)
                                                         -----------------------------------------------------------------------
Balance at April 30, 1995                                   7,050,262          (62,626)          33,572          7,061,593
  Issuance of common stock under stock option plans            61,202            1,184               -              62,558
  Issuance of common stock for non-compete
    agreements and acquisition of minority interest         1,029,279               -                -           1,031,250
  Issuance of common stock for a note receivable              118,500         (118,750)              -                  -
  Accrued interest on stockholder notes                            -            (4,507)              -              (4,507)
  Dividend payable on Series C preferred stock                     -                -          (131,686)          (131,686)
  Proceeds from payment of stockholder notes                       -            43,152               -              43,152
  Net income                                                       -                -         1,050,063          1,050,063
                                                         -----------------------------------------------------------------------
Balance at April 30, 1996                                   8,259,243         (141,547)         951,949          9,112,423
  Issuance of common stock under stock option plans
    including realization of income tax benefit of
    $369,000                                                  729,189               -                -             730,149
  Dividend payable on Series C preferred stock                     -                -           (17,342)           (17,342)
  Proceeds from payment of stockholder notes                       -           141,547               -             141,547
  Exercise of warrants to purchase common stock             3,104,801               -                -           3,111,376
  Issuance of common stock for consulting services             45,336               -                -              45,357
  Conversion of Series C convertible preferred stock
                                                                   -                -                -                  -
  Net income                                                       -                -         3,124,041          3,124,041
                                                         -----------------------------------------------------------------------
Balance at April 30, 1997                                 $12,138,569   $           -        $4,058,648        $16,247,551
                                                         =======================================================================



 See accompanying notes.

                                PMR Corporation

                     Consolidated Statements of Cash Flows


                                                                                          YEAR ENDED APRIL 30
                                                                          1997                    1996                     1995
                                                                      ----------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                     $  3,124,041           $  1,050,063           $ (2,286,457)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                          700,734                595,896                403,294
    Issuance of stock for consulting services                               45,357                   --                     --
    Provision for losses on accounts receivable                          3,084,166              1,447,983              1,317,483
    Accrued interest income on notes receivable from
      stockholders                                                            --                   (4,507)                (2,626)
    Deferred income taxes                                               (3,834,000)              (841,000)              (924,000)
    Minority interest in loss of joint venture                                --                     (524)              (108,201)
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                     (4,980,050)            (3,778,660)            (3,142,713)
      Refundable income tax                                                   --                  817,165               (817,165)
      Prepaid expenses and other assets                                   (250,630)               (88,487)              (176,474)
      Accounts payable and accrued expenses                                212,937                474,124                154,831
      Accrued compensation and employee benefits                           675,058              1,415,780                (13,776)
      Advances from case management agencies                               (86,135)             1,012,847                   --
      Other liabilities                                                   (127,213)              (205,034)              (193,742)
      Contract settlement reserve                                        3,292,908              1,975,797                651,761
      Income taxes payable                                               1,394,511                308,489               (356,000)
      Deferred rent expense                                                (56,709)               (60,331)                83,830
                                                                      ----------------------------------------------------------
Net cash provided by (used in) operating activities                      3,194,975              4,119,601             (5,409,955)

INVESTING ACTIVITIES
Purchases of furniture and office equipment                               (958,685)              (179,281)              (164,916)
Acquisition of Twin Town minority interest                                    --                 (185,000)                  --
                                                                      ----------------------------------------------------------
Net cash used in investing activities                                     (958,685)              (364,281)              (164,916)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock                                         --                     --                1,584,372
Proceeds from sale of common stock and notes receivable from
  stockholders                                                           3,983,072                105,710                132,513
Proceeds from note payable to bank                                            --                  800,000              2,800,000
Payments on note payable to bank                                              --               (2,000,000)            (1,600,000)
Cash dividend paid                                                         (89,081)              (125,484)                  --
                                                                      ----------------------------------------------------------
Net cash provided by (used in) financing activities                      3,893,991             (1,219,774)             2,916,885
                                                                      ----------------------------------------------------------
Net increase (decrease) in cash                                          6,130,281              2,535,546             (2,657,986)

Cash at beginning of year                                                3,917,922              1,382,376              4,040,362
                                                                      ----------------------------------------------------------

Cash at end of year                                                   $ 10,048,203           $  3,917,922           $  1,382,376
                                                                      ==========================================================

SUPPLEMENTAL INFORMATION:
Taxes paid                                                            $  4,611,489           $    380,735           $    830,000
                                                                      ==========================================================
Interest paid
                                                                      $     17,612           $    129,108           $    107,831
                                                                      ==========================================================

See accompanying notes.

                                 PMR Corporation

                   Notes to Consolidated Financial Statements

                                April 30, 1997




1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

PMR Corporation ("the Company") develops, manages and markets acute outpatient psychiatric programs, psychiatric case management programs and substance abuse treatment programs. The Company operates in the healthcare industry segment. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, PMR-CD, Inc., Aldine - CD, Inc. and Twin Town Outpatient. Prior to July 1995, Twin Town Outpatient was a 51% owned subsidiary.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less.

CONCENTRATION OF CREDIT RISK

The Company grants credit to contracting providers in various states without collateral. Losses resulting from bad debts have traditionally not exceeded management's estimates. The Company has receivables, aggregating $6,593,000 at April 30, 1997, from four providers, each of which comprise more than 10% of total receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding at April 30, 1997 are fully collectible.

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

                                 PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND OFFICE EQUIPMENT

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for each of the three years ended April 30, 1997 was $344,254, $320,212 and $297,240, respectively.

OTHER ASSETS

Other assets are comprised of the following at April 30:

                                                                  1997              1996
                                                              ------------------------------
Proprietary information and covenants not to compete          $1,118,753          $1,118,753
                                                              ------------------------------
Goodwill                                                         978,858             978,858
Other                                                            282,176             282,176
                                                              ------------------------------
                                                               2,379,787           2,379,787
Less accumulated amortization                                    878,165             521,685
                                                              ------------------------------
                                                              $1,501,622          $1,858,102
                                                              ==============================

Other assets are being amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to nine years and goodwill is 15 years.

EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of employee and director stock options, warrants and Convertible Preferred Stock. Earnings per share is affected by the reduction of net income available for common stock by the amount of dividends on Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock shares were outstanding at April 30, 1996 but were converted to common stock during fiscal 1997 (see Note 6). Assuming the conversion of the Series C preferred stock had taken place on May 1, 1995, primary earnings per share would have been unchanged in fiscal 1996.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and replaces APB Opinion 15, "Earnings per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of this entity. The Company plans to adopt SFAS No. 128 beginning with its financial statements for the third fiscal quarter ended January 31, 1998. The impact of SFAS No. 128 on the calculation of either basic or diluted net income (loss) per share for the years ended April 30, 1997, 1996 and 1995 is not expected to be material.

REVENUE RECOGNITION AND CONTRACT SETTLEMENT RESERVE

The Company's acute outpatient psychiatric program customers are primarily acute care hospitals or community mental health centers ("Providers"). Typical contractual agreements with providers require the Company to provide, at its own expense, specific management personnel for each program site. Revenue under these programs is primarily

                                 PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company is also responsible for providing the related clinical care under the agreements. The Company has signed six-year contracts with two case management agencies to provide the clinical network necessary for the Company to meet its obligations under the TennCare program. Revenue under this program was approximately $7,600,000 and $13,429,000 for the years ended April 30, 1996 and 1997, respectively. There were no such revenues in fiscal 1995.

The Company also operates chemical dependency rehabilitation programs. Revenue from these programs for the years ended April 30, 1997, 1996 and 1995 was $1,673,000, $1,898,000 and $1,592,000, respectively.

Revenue under the Acute Outpatient Psychiatric Programs is recognized when services are rendered based upon contractual arrangements with Providers at the estimated net realizable amounts. Under certain of the Company's contracts the Company is obligated under warranty provisions to indemnify the Provider for all or some portions of the Company's management fees that may be disallowed as reimbursable to the Provider by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its Provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 1998.

                                 PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue under the TennCare managed care program is recognized in the period in which the related service is to be provided.

INSURANCE

The Company carries "occurrence basis" insurance to cover general liability, property damage and workers' compensation risks. Medical professional liability risk is covered by a "claims made" insurance policy that provides for guaranteed tail coverage.

NEW ACCOUNTING STANDARDS

On May 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," Statement No. 123 allows companies to either account for stock-based compensation under the new provisions of Statement No. 123 or under the provisions of APB Opinion 25, but requires pro-forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement No. 123 had been adopted. The Company has elected to continue accounting for its stock-based compensation in accordance with the provisions of APB Opinion 25. Accordingly, the provisions of Statement No. 123 will not impact the financial position or the results of operations of the Company.

The Company also adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on May 1, 1996. The new Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Any impairment losses identified will be measured by comparing the fair
value of the asset to its carrying amount.   The adoption of Statement No.  121
did not have any material impact on the financial position or results of operations of the Company.

                                 PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 1995, the Company entered into exclusive affiliation agreements with two case management agencies in Tennessee (see Note 1). As part of these agreements, the Company issued 50,000 shares each of the Company's common stock for an aggregate value of $481,250. The agreements also provide for the Company to grant warrants to the two agencies for the purchase of up to an aggregate 550,000 shares of common stock at fair value over a six year period if certain performance criteria are met. During fiscal 1997, warrants for the purchase of 30,000 shares of the Company's Common Stock at the fair market value at the date of grant were earned by the case management agencies.

3. PURCHASED PROPRIETARY INFORMATION

In April 1993, the Company purchased certain proprietary information relating to a complete framework and service design for assisting patients with serious and persistent mental illness to advance through the recovery process within a managed care and cost containment environment. The complete framework and service design includes the protocols, techniques, programs and service development plans needed to operate the resulting new business, for which the Company paid $50,000 cash and issued 69,118 shares of common stock valued at $8.50 per share. The seller was entitled to receive up to 225,000 additional shares of the Company's common stock during the four year period through April 1997, based on pre-tax income of the business resulting from the purchased proprietary information, which would have been accounted for as additional purchase price when, and if, issued. The earnings goals necessary in order to entitle the sellers to additional shares of the Company's common stock were not met. The purchase price included an agreement of the principals of Co-A-Les Corp., the seller, not to compete for a period of up to five years after any possible contingent purchase price shares were earned.

                                PMR Corporation

4. LONG-TERM RECEIVABLES

Long-term receivables at April 30, 1997 consist primarily of amounts due from contracting Providers for which the Company has established specific payment terms for receivable amounts which were past due or for which payment, due to contract terms, is expected to exceed one year. Management expects to receive payment on the long-term receivables as contract terms are met, none of which are expected to exceed two years.

5. LINE OF CREDIT

The Company has a credit agreement with a bank that permits borrowings up to the lesser of 50% of the aggregate amount of eligible accounts receivable of the Company or $10,000,000 for working capital needs that expires on December 31, 1997 and is collateralized by substantially all of the Company's assets. Interest on borrowings is payable monthly at either the Bank's reference rate plus 0.5% or at the Bank's Eurodollar rate plus 2.5%. There were no borrowings outstanding at April 30, 1997.

6. STOCKHOLDERS' EQUITY

In June 1996, the Company called for redemption all outstanding shares of Series C Convertible Preferred Stock. Holders of all the Series C shares exercised their options to convert such shares to Common Stock and accordingly, in July 1996, the Company issued 700,000 shares of Common Stock. In conjunction with the conversion, the Series C shareholders also exercised warrants to purchase 525,000 shares of the Company's Common Stock for net proceeds of $2,362,500.

7. STOCK OPTIONS AND WARRANTS

During 1997 the board of directors of the Company amended the Employees' Incentive Stock Option Plan of 1990 and renamed it the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan provides for the granting of options to purchase up to 2,000,000 shares of common stock to eligible employees and consultants to the Company. Options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the shares on the date of grant.

The Company has a non qualified stock option plan for its outside directors ("the 1992 Plan"). The 1992 Plan provides for the Company to grant each outside director options to purchase 15,000 shares annually, at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three year period following the date of grant. In 1997, the board of directors amended the 1992 Plan to provide for full vesting of all outstanding options under certain change of control events.

                                 PMR Corporation

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants to purchase shares of the Company's common stock were issued in each of the three years in the period ended April 30, 1997 to brokers in connection with financing transactions (See Note 6). As of April 30, 1997, broker warrants to purchase 53,000 shares of the Company's common stock at $2.50 per share were outstanding. These warrants expire on October 31, 1999.

Adjusted pro forma information regarding net income or loss and net income or loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted average assumptions for both 1996 and 1997: risk-free interest rates of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 88%; and a weighted-average expected life of the option of 6 years.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 1997 and 1996, follows:

                                                        1997              1996
                                                    ----------------------------
Pro forma net income (in thousands)                 $      1,968       $      98
Pro forma income per share                          $        .34       $     .02
Pro forma income per share, fully diluted           $        .34       $     .02

The pro forma effect on net income for the year ended April 30, 1997 and 1996 is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect only two years or one year of vesting, respectively.

                                 PMR Corporation

7. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended April 30, is as follows:

                                                                         WEIGHTED-AVERAGE
                                                                             EXERCISE
                                                      SHARES                  PRICE
                                                  -------------------------------------------
Outstanding April 30, 1994                           401,739              $    4.99
  Granted                                            355,620                   3.55
  Exercised                                          (29,003)                  4.00
  Forfeited                                          (29,232)                  4.50
                                                  -------------------------------------------
Outstanding April 30, 1995                          (699,124)                  4.41
  Granted                                            897,526                   7.57
  Exercised                                          (13,174)                  3.40
  Forfeited                                          (32,423)                  4.11
                                                  -------------------------------------------
Outstanding April 30, 1996                         1,551,053                   6.63
  Granted                                            486,837                  20.50
  Exercised                                         (228,540)                  5.17
  Forfeited                                          (27,744)                  8.44
                                                  -------------------------------------------
Outstanding April 30, 1997                         1,781,606              $   14.72
                                                  ===========================================

At April 30, 1997 options to purchase 974,913 shares of common stock were exercisable and 1,069,772 shares and 270,000 shares were available for future grant under the 1997 Plan and the 1992 Plan, respectively.

The weighted-average fair value of options granted was $15.21 and $4.48 in fiscal years 1997 and 1996, respectively.

A summary of options outstanding and exercisable as of April 30, 1997 follows:

                                              WEIGHTED-       WEIGHTED-                      WEIGHTED-
      OPTIONS                                 AVERAGE         AVERAGE         OPTIONS         AVERAGE
    OUTSTANDING          EXERCISE PRICE       EXERCISE       CONTRACTUAL      EXERCISABLE     EXERCISE
   (IN THOUSANDS)             RANGE            PRICE            LIFE        (IN THOUSANDS)      PRICE
-------------------------------------------------------------------------------------------------------
         964              $2.37 - $6.50          $4.21           7.23             771            $4.18
         732             $7.00 - $19.875        $16.81           9.43             204           $15.244
         86             $20.875 - $28.50        $23.71           9.68              -             $    -

                                 PMR Corporation

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                            YEAR ENDED APRIL 30
                            1997                   1996                  1995
                        -------------------------------------------------------
Federal:
  Current               $ 4,868,000           $ 1,220,000           $  (284,000)
  Deferred               (3,009,000)             (685,000)             (698,000)
                        -------------------------------------------------------
                          1,859,000               535,000              (982,000)

State:
  Current                 1,138,000               351,000               (58,000)
  Deferred                 (825,000)             (156,000)             (226,000)
                        -------------------------------------------------------
                            313,000               195,000              (284,000)
                        -------------------------------------------------------
                        $ 2,172,000           $   730,000           $(1,266,000)
                        =======================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                                         1997                 1996
                                                      ----------          ----------
Deferred tax assets:
  Contract settlement reserve                         $3,609,000          $2,405,000
  Accrued compensation and employee benefits             531,000             501,000
  Allowance for bad debts                              1,979,000             497,000
  State income taxes                                     280,000              87,000
  Depreciation and amortization                          163,000              77,000
  Other                                                  159,000             129,000
                                                      ----------          ----------
Total deferred tax assets                              6,721,000           3,696,000

Deferred tax liabilities:
  Non-accrual experience method                          326,000             227,000
  Accrual to cash method of accounting                        --             577,000
  Contractual retainers                                  961,000           1,292,000
                                                      ----------          ----------
Total deferred tax liabilities                         1,287,000           2,096,000
                                                      ----------          ----------
Net deferred tax assets                               $5,434,000          $1,600,000
                                                      ==========          ==========

                                 PMR Corporation

8. INCOME TAXES (CONTINUED)

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                             YEAR ENDED APRIL 30
                                                       1997           1996         1995
                                                       --------------------------------
Statutory federal income tax rate                        35%           34%           34%

State income taxes, net of federal tax benefit            6             7             6
Other                                                    --            --            (4)
                                                       --------------------------------

Effective income tax rate                                41%           41%           36%
                                                       ================================

9. CUSTOMERS

Approximately 47% of the Company's revenues are derived from contracts with providers in the State of California. The remainder of the Company's revenue is derived from contracts with providers in Arizona, Arkansas, Colorado, Hawaii, Indiana, Michigan, Tennessee and Texas. The following table summarizes the percent of revenue earned from any individual or agency which was responsible for ten percent or more of the Company's consolidated revenues. There is more than one program site for some providers.

                                                        YEAR ENDED APRIL 30
                          Provider           1997              1996              1995
                          -----------------------------------------------------------
                             A                23                21%                -
                             B                13                11                16%
                             C                                   -                11
                             D                                                    11

10. EMPLOYEE BENEFITS

The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five year period. For the year ended April 30, 1997, 1996 and 1995, the Company contributed $186,000, $138,000 and $134,000, respectively, to match employee deferrals.

                                 PMR Corporation

11. COMMITMENTS

The Company leases its administrative facilities and certain program site facilities under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. Future minimum lease payments for all leases with initial terms of one year or more at April 30, 1997 are as follows: 1998 - $2,272,000; 1999 - $1,836,000; 2000 -
$1,232,000; 2001 - $1,011,000; 2002 - $666,000 and $102,000 thereafter.

Rent expense totaled $2,690,800, $1,950,000 and $1,811,000 for the year ended April 30, 1997, 1996 and 1995, respectively.

                                    Schedule

                                   Schedule II

                                 PMR Corporation

                        Valuation and Qualifying Accounts



----------------------------------------------------------------------------------------------------------------------------------
                     COL. A                       COL. B          COL. C                                  COL. D         COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                             ----------------------------------
                                                                                     CHARGED TO
                  DESCRIPTION                   BALANCE AT     CHARGED TO              OTHER                           BALANCE AT
                                               BEGINNING OF    COSTS AND             ACCOUNTS-      DEDUCTIONS -        END OF
                                                  PERIOD        EXPENSES              DESCRIBE       DESCRIBE           PERIOD
----------------------------------------------------------------------------------------------------------------------------------
 Year ended April 30, 1997
 Allowance for doubtful accounts               $1,759,182      $3,084,166                           $(237,829) (1)     $5,081,177
 Contract settlement reserve                   $5,499,020      $3,927,371                            $634,463  (2)     $8,791,928

 Year ended April 30, 1996
 Allowance for doubtful accounts               $1,423,054      $1,447,983            $       -     $1,111,855 (1)     $1,759,182
 Contract settlement reserve                   $3,523,223      $2,390,196            $       -       $414,399 (2)     $5,499,020

 Year ended April 30, 1995
 Allowance for doubtful accounts                 $400,000      $1,317,483            $       -       $294,429 (1)     $1,423,054
 Contract settlement reserve                   $2,871,462      $3,899,000            $       -     $3,247,239 (2)     $3,523,223

------------------

(1)   Uncollectible accounts written off, net of recoveries
(2) Write off of hospital receivables based on denials or estimated adjustments by Medicare