Form 10-Q
period 1997-07-31
PMR CORP
filed 1997-09-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended                July 31, 1997
                               --------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to_________________

                         Commission file number 0-20488
                                               ---------------
                                 PMR CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       23-2491707
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

3990 Old Town Avenue, Suite 206A San Diego, California                 92110
------------------------------------------------------              ----------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code       619-295-2227
                                                  ------------------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by [X] check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes [X]  No
                                             --------    -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court       Yes       No
                              ------    ------

                                 PMR CORPORATION

                                      INDEX


PART I                      FINANCIAL INFORMATION                                Page

         Item 1.   Condensed Consolidated Balance Sheets as of
                   July 31, 1997 (Unaudited) and April 30, 1997
                                                                                   1
                   Condensed Consolidated Statements of
                   Income for the three months ended July
                   31, 1997 and 1996 (Unaudited)
                                                                                   2
                   Condensed Consolidated Statements of Cash
                   Flows for the three months ended July 31,
                   1997 and 1996 (Unaudited)
                                                                                   3
                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                          4

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                                                                   5


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                               9
         Item 2.   Changes in Securities                                           9
         Item 3.   Defaults Upon Senior Securities                                 9
         Item 4.   Submission of Matters to a Vote of Security                     9
                   Holders
         Item 5.   Other Information                                               9
         Item 6.   Exhibits and Reports on Form 8-K                                9

                        PMR CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JULY 31,         APRIL 30,
                                                      1997             1997
                                                  -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 8,619,595       $10,048,203
  Notes and accounts receivable, net               13,887,987        11,268,962
  Prepaid expenses and other current assets           501,580           572,136
  Deferred income tax benefits                      6,069,000         6,069,000
                                                  -----------       -----------
Total current assets                               29,078,162        27,958,301
Furniture and office equipment, less accumulated
  depreciation of $1,306,203 in July 1997 and
  $1,175,980 in April 1997                          1,827,024         1,263,743
Long-term receivables                               2,595,435         2,360,872
Other assets                                        1,416,298         1,501,622
                                                  -----------       -----------
                                                  $34,916,919       $33,084,538
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities  $ 1,197,458       $ 1,735,658
  Accrued compensation and employee benefits        3,044,205         2,951,867
  Advances from case management agencies              643,677           926,712
  Income taxes payable                              2,291,067         1,703,000
                                                  -----------       -----------
Total current liabilities                           7,176,407         7,317,237

Deferred rent expense                                 108,949            92,822
Deferred income taxes                                 635,000           635,000
Contract settlement reserve                         9,659,603         8,791,928

Stockholders' equity:
  Common Stock, $.01 par value, authorized
    shares - 10,000,000; issued and
    outstanding shares - 5,055,500 in July
    1997; 5,033,507 in April 1997                      50,555            50,334
  Paid-in capital                                  12,257,032        12,138,569
  Retained earnings                                 5,029,373         4,058,648
                                                  -----------       -----------
                                                   17,336,960        16,247,551
                                                  -----------       -----------
                                                  $34,916,919       $33,084,538
                                                  ===========       ===========

See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                THREE MONTHS ENDED
                                                      JULY 31,
                                            ---------------------------
                                               1997            1996
                                            -----------     -----------
Management fees and other revenues          $16,176,780     $13,028,083

Expenses
  Operating expenses                         11,626,432       9,741,050
  Marketing, general and administrative       2,114,652       1,518,193
  Provision for bad debts                       663,530         601,511
  Depreciation and amortization                 215,615         180,242
  Interest - net                                (88,748)        (31,168)
                                            -----------     -----------
                                             14,531,481      12,009,828

Income before income taxes                    1,645,299       1,018,255

Less income tax expense                         674,574         418,000
                                            -----------     -----------
Net income before dividends                     970,726         600,255
Less dividends on:
  Series C convertible preferred stock                -          17,342
                                            -----------     -----------
Net income                                  $   970,726     $   582,913
                                            ===========     ===========

Earnings per common share
   Primary                                  $      0.16     $      0.12
                                            ===========     ===========

   Fully diluted                            $      0.16     $      0.11
                                            ===========     ===========
Shares used in computing earnings
   Primary                                    6,011,977       5,102,789
                                            ===========     ===========

   Fully diluted                              6,011,977       5,291,050
                                            ===========     ===========



See notes to consolidated condensed financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Three Months Ended
                                                                               July 31,
                                                                    ----------------------------
                                                                         1997            1996
                                                                     -----------     -----------
OPERATING ACTIVITIES
  Net income                                                         $   970,726        $600,255
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                      215,615         180,242
      Provision for losses on accounts receivable                        663,530         601,511
      Provision for deferred taxes                                          --           418,000
      Changes in operating assets and liabilities:
        Receivables                                                   (3,517,119)     (2,877,698)
        Prepaid expenses and other current assets                         70,556         (53,751)
        Advances from case management agencies                          (283,035)           --
        Accounts payable and accrued compensation                       (445,862)        210,423
        Contracts settlement reserve                                     867,675       1,116,038
        Deferred rent expense                                             16,127        (352,029)
        Income taxes payable                                             588,067            --
                                                                     -----------     -----------
          NET CASH USED IN OPERATING ACTIVITIES                         (853,720)       (157,009)

INVESTING ACTIVITIES
  Purchases of furniture and equipment                                  (693,571)       (101,804)
                                                                     -----------     -----------
          NET CASH USED IN INVESTING ACTIVITIES                         (693,571)       (101,804)

FINANCING ACTIVITIES
  Decrease in notes receivable from shareholders                            --           265,844
  Payments on note payable to bank                                          --           (31,242)
  Proceeds from exercise of options and warrants                         118,684       1,729,375
  Cash dividend paid                                                        --           (86,577)
                                                                     -----------     -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        118,684       1,877,400
                                                                     -----------     -----------
                                 NET INCREASE (DECREASE) IN
                                  CASH AND CASH EQUIVALENTS          $(1,428,608)    $ 1,618,587
                                                                     ===========     ===========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PMR CORPORATION AND SUBSIDIARIES

January 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

NOTE B - RECLASSIFICATION

Certain first quarter 1997 amounts have been reclassified to conform to the first quarter 1998 presentation.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below as well as those discussed within the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

PMR Corporation ("PMR" or the "Company") is a leading provider of specialized programs designed to provide cost-effective treatments to individuals diagnosed with a Serious Mental Illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e. manic depression). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 39 intensive outpatient programs (the "Outpatient Programs"), five case management programs (the "Case Management Programs") and seven chemical dependency programs (the "Chemical Dependency Programs"). Through its various programs, PMR employs or contracts with more than 400 mental health professionals and currently provides services to approximately 8800 patients. The Company currently offers its services in twelve states, comprised of Arizona, Arkansas, California, Colorado, Hawaii, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee and Texas. PMR believes that it is the only private sector company focused on providing a full continuum of care to the SMI patient population.

PMR's Outpatient Programs serve as alternatives to inpatient hospitalization and include partial hospitalization and lower intensity outpatient services designed for patients who require comprehensive treatment beyond that typically offered at an outpatient clinic. The Company's Case Management Programs provide an intensive, primary care service which consists of a proprietary case management model utilizing protocols for delivering care to SMI patients. The Company also provides Chemical Dependency Programs to patients affiliated with managed care organizations and government funded programs.

RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1997 COMPARED TO QUARTER ENDED JULY 31, 1996

         Revenues. Revenues for the quarter ended July 31, 1997 were $16.2 million, an increase of $3.1 million, or 24.2 % as compared to the quarter ended July 31, 1996. The Company's

Outpatient Programs recorded revenues of $11.5 million, an increase of $2.2 million, or 24.0%, from the quarter ended July 31, 1996. The growth in the Outpatient Programs was the result of "same store" increases in gross revenues of 7%, and the addition of eight new programs as compared to the year ago quarter. The increase in "same store" gross revenues was due to increases in revenue per patient day attributable to the emphasis on a higher acuity patient population. Patient census on a "same store" basis was comparable to the year ago period, although there was substantial variance by region. The Company expects the rate of "same store" revenue growth to remain modest until several of the recently opened programs mature. The remainder of the increase in revenues came predominantly from the Company's Case Management Programs in Tennessee and Arkansas, which recorded revenues of $3.9 million, an increase of 25.3% from the quarter ended July 31, 1996. Revenues at the Company's Chemical Dependency programs were $786,000, an increase of 30.6% as compared to the quarter ended July 31, 1996. The revenue growth was attributable to the launch of one Case Management Program in Arkansas which was not in the prior year period and strong census growth in the first Arkansas Chemical Dependency Program.

         Operating Expenses. Operating expenses for the quarter ended July 31, 1997 were $11.6 million, an increase of $1.9 million, or 19.4% as compared to the quarter ended July 31, 1996. As a percentage of revenues, operating expenses were 71.9%, down from 74.8% in the quarter ended July 31, 1996. Operating expenses grew less rapidly than revenues due to the substantial component of fixed and semi-fixed costs in the Outpatient and Case Management Programs.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the quarter ended July 31, 1997, were $2.1 million, an increase of $597,000, or 39.3% as compared to the quarter ended July 31, 1996. The increase was due to investment in regional offices to support existing and anticipated programs, as well as increases in home office infrastructure including utilization review and information technology. As a percentage of revenues, marketing, general and administrative expenses were 13.1% in the quarter ended July 31, 1997, as compared to 11.7% in the quarter ended July 31, 1996.

         Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended July 31, 1997, were $216,000, an increase of $35,000, or 19.6% as compared to the quarter ended July 31, 1996. The increase was due largely to capital equipment, leasehold improvements and start-up costs associated with the addition of eight new Outpatient Programs and one new Chemical Dependency Program as compared to the quarter ended July 31, 1997.

         Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended July 31, 1997, were $663,000, an increase of $62,000, or 10.3% as compared to the quarter ended July 31, 1996. The increase was due to a combination of an increase in revenues and a modest decrease in the percent used to accrue for the provision of bad debts. As a percent of revenues, the provision for bad debts decreased to 4.1% of revenues from 4.6% of revenues in the prior year quarter. The Company has modestly reduced this accrual based on its collection experience over the past year. However, the Company expects this accrual to fluctuate based on the aggressiveness of fiscal intermediaries in reviewing claims in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended July 31, 1997, net cash used in operating activities was $854,000. Working capital was $21.9 million, an increase of $1.3 million, or 6.1%, as compared to fiscal year end April 30, 1997. Cash on hand at July 31, 1997 was $8.6 million, a decrease of $1.6 million, or 13.9%, as compared to April 30, 1997.

         The negative cash flow from operating activities during the three months ended July 31, 1997 was due to growth in net income offset by growth in accounts receivables. Accounts receivable growth was a result of significant revenue increases combined with an increase in days sales outstanding to 79 (versus 67 at year end). The increase in days sales outstanding was due to delays in payments associated with six of the Company's Outpatient Programs that are presently subject to a review of claims. The other significant use of cash was the purchase of fixed assets associated with recently opened sites and investment in information technology.

         Working capital is anticipated to be utilized during the year for operations, to continue expansion of the Company's Outpatient and Case Management Programs, for the development of the site management and clinical information business, and for the implementation and expansion of other Company programs. During fiscal 1998, working capital is expected to be realized principally from operations, as well as from a $10 million line of credit from Sanwa Bank which became effective November 1, 1996. Interest is payable under this line of credit at a rate of either the Bank's reference rate plus one-half percent or the Eurodollar rate plus two and one-half percent.

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

         From time to time, the Company recognizes charges upon working capital as a result of certain uncertainties associated with the health care reimbursement rules as they apply to the Company's Outpatient Program. During fiscal 1997, a majority of the Company's revenues were derived from the Company's management of its Outpatient Programs. Since substantially all of the patients of the Company's Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the Hospitals or CMHCs ("Providers") on whose behalf these programs are managed.

         The Company maintains reserves to cover the effect of primarily two uncertainties: i) that the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the Providers' cost reports by fiscal intermediaries; and ii) that the Company may not receive full payment of the management fees owed to it by the Providers during the periodic review of the Providers' claims by the fiscal intermediaries. In the event that a significant amount of fees payable to the Company are disallowed, the Company's financial condition and results of operations would be materially adversely affected.

         The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. Under the Company's contracts with its Providers, the Company may be responsible to indemnify Providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts when and if they become due, could have a material adverse impact on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the Provider to the Company.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 12, 1997
                                    PMR CORPORATION


                                    BY:    Allen Tepper
                                       -----------------------------------------
                                        ALLEN TEPPER
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                    BY:    Mark P. Clein
                                       -----------------------------------------
                                        MARK P. CLEIN
                                        Chief Financial Officer
                                        (Principal Financial Officer)