Form 10-Q
period 1997-10-31
PMR CORP
filed 1997-12-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              -------------------
                                    FORM 10-Q

(Mark One)
[X]QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

For the quarterly period ended October 31, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

                         Commission file number 0-20488

                                 PMR CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   23-2491707
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

501 Washington Street, 5th Floor San Diego, California               92103
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code        619-610-4001

Former Address: 3990 Old Town Avenue, Suite 206A San Diego, California 92110
                     Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report.

        Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuers's classes of common stock or of the latest practicable date. 6,914,638.00 Shares of common stock as of November 30, 1997.

                                 PMR CORPORATION

                                      INDEX


PART I                        FINANCIAL INFORMATION                         Page

       Item 1.        Condensed Consolidated Balance
                      Sheets as of October 31, 1997
                      (Unaudited) and April 30, 1997                           1

                      Condensed Consolidated Statements
                      of Income for the three and six
                      month periods ended October 31,
                      1997 and 1996 (Unaudited)                                2

                      Condensed Consolidated Statements
                      of Cash Flows for the six months
                      ended October 31, 1997 and 1996
                      (Unaudited)                                              3

                      Notes to Condensed Consolidated
                      Financial Statements (Unaudited)                         4

       Item 2.        Management's Discussion and
                      Analysis of Financial Condition and
                      Results of Operations                                    5

       Item 3         Quantitative and Qualitative                            10
                      Disclosures about Market Risks

PART II        OTHER INFORMATION

       Item 1.        Legal Proceedings                                       11

       Item 2.        Changes in Securities and Use of Proceeds               11

       Item 3.        Defaults Upon Senior Securities                         11

       Item 4.        Submission of Matters to a Vote of Security Holders     11

       Item 5.        Other Information                                       11

       Item 6.        Exhibits and Reports on Form 8-K                        11


PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                        PMR CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31       APRIL 30
                                                                 1997            1997
                                                              -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                  $40,697,134    $10,048,203
   Notes and accounts receivable, net                          16,890,997     11,268,962
   Prepaid expenses and other current assets                      367,538        572,136
   Deferred income tax benefits                                 6,069,000      6,069,000
                                                              -----------    -----------
Total current assets                                           64,024,669     27,958,301
Furniture and office equipment, less accumulated
   depreciation of $1,312,053 in October 1997 and
   $1,175,980 in April 1997                                     2,321,891      1,263,743
Long-term receivables                                           3,451,817      2,360,872
Other assets                                                    1,324,866      1,501,622
                                                              -----------    -----------
                                                              $71,123,243    $33,084,538
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities             $ 1,742,898    $ 1,735,658
   Accrued compensation and employee benefits                   2,761,260      2,951,867
   Advances from case management agencies                         702,035        926,712
   Income taxes payable                                         2,555,462      1,703,000
                                                              -----------    -----------
Total current liabilities                                       7,761,655      7,317,237

Deferred rent expense                                             139,449         92,822
Deferred income taxes                                             635,000        635,000
Contract settlement reserve                                    10,075,478      8,791,928

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares -
     10,000,000; issued and outstanding shares - 6,911,810
       at October 31, 1997; 5,033,507 at April 30, 1997            69,117         50,334
   Paid-in capital                                             46,251,658     12,138,569
   Retained earnings                                            6,190,886      4,058,648
                                                              -----------    -----------
                                                               52,511,661     16,247,551
                                                              -----------    -----------
                                                              $71,123,243    $33,084,538
                                                              ===========    ===========

See notes to condensed consolidated financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   SECOND QUARTER                    YEAR-TO-DATE
                                            -----------------------------     -----------------------------
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      OCTOBER                            OCTOBER
                                                1997             1996             1997            1996
                                            ------------     ------------     ------------     ------------
Management fees & other revenues            $ 17,560,514     $ 14,293,499     $ 33,737,294     $ 27,321,582

Expenses
   Operating expenses                         12,350,295       10,517,390       23,976,727       20,258,440
   Marketing, general and administrative       2,315,470        1,513,060        4,430,122        3,031,253
   Provision for bad debts                       758,231          793,570        1,421,761        1,395,081
   Depreciation and amortization                 255,654          169,517          471,268          349,759
   Interest - net                                (87,796)         (53,362)        (176,544)         (84,530)
                                            ------------     ------------     ------------     ------------
                                              15,591,854       12,940,175       30,123,334       24,950,003

Income before income taxes                     1,968,660        1,353,324        3,613,960        2,371,579

Less income tax expense                          807,147          554,000        1,481,721          972,000
                                            ------------     ------------     ------------     ------------
Net income before dividends                    1,161,513          799,324        2,132,239        1,399,579
Less dividends on:
   Series C convertible preferred stock                -                -                -           17,342
                                            ------------     ------------     ------------     ------------
Net income                                  $  1,161,513     $    799,324     $  2,132,239     $  1,382,237
                                            ============     ============     ============     ============

Earnings per common share
     Primary                                $       0.19     $       0.13     $       0.35     $       0.25
                                            ============     ============     ============     ============

     Fully diluted                          $       0.19     $       0.13     $       0.35     $       0.24
                                            ============     ============     ============     ============

Shares used in computing earnings
     Primary                                   6,228,047        6,014,363        6,108,960        5,655,060
                                            ============     ============     ============     ============

     Fully diluted                             6,260,637        6,072,632        6,140,216        5,860,384
                                            ============     ============     ============     ============



See notes to condensed consolidated financial statements.

                        PMR CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               SECOND QUARTER
                                                                       ----------------------------
                                                                              SIX MONTHS ENDED
                                                                                  OCTOBER 31
                                                                            1997            1996
                                                                       ----------------------------
OPERATING ACTIVITIES
     Net income                                                        $  2,132,239     $ 1,382,237
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                      471,268         349,759
         Provision for losses on accounts receivable                      1,421,761       1,395,081
         Provision for deferred taxes                                             -      (1,429,971)
         Changes in operating assets and liabilities:
               Receivables                                               (8,134,741)     (4,724,353)
               Prepaid expenses and other current assets                    204,598          (7,137)
               Advances from case management agencies                      (224,677)              -
               Accounts payable and accrued compensation                   (183,367)        599,008
               Contract settlement reserve                                1,283,550       2,691,000
               Deferred rent expense                                         46,627        (160,516)
               Income taxes payable                                         852,462        (308,489)
                                                                       ------------     -----------

                             NET CASH USED IN  OPERATING ACTIVITIES      (2,130,280)       (213,381)

INVESTING ACTIVITIES
     Purchases of furniture and equipment                                (1,352,661)       (163,025)
                                                                       ------------     -----------
                             NET CASH USED IN  INVESTING ACTIVITIES      (1,352,661)       (163,025)

FINANCING ACTIVITIES
     Decrease in notes receivable from shareholders                               -         118,750
     Proceeds from secondary offering - net of expenses                  33,307,750               -
     Proceeds from exercise of options and warrants                         824,122       3,018,039
     Cash dividend paid                                                           -         (86,577)
                                                                       ------------     -----------

                         NET CASH PROVIDED BY  FINANCING ACTIVITIES      34,131,872       3,050,212
                                                                       ------------     -----------


                          NET INCREASE IN CASH AND CASH EQUIVALENTS      30,648,931       2,673,806


      Cash at beginning of year                                          10,048,203       3,917,922
                                                                       ------------     -----------
      Cash at end of period                                            $ 40,697,134     $ 6,591,728
                                                                       ============     ===========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PMR CORPORATION AND SUBSIDIARIES

October 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the six months ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

NOTE B - RECLASSIFICATION

Certain first and second quarter 1997 amounts have been reclassified to conform to the first and second quarter 1998 presentation

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below and in the Company's Annual Report on form 10K for the fiscal year ended April 30, 1997, and the Company's Prospectus dated October 21, 1997. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

        PMR Corporation ("PMR" or the "Company") is a leading manager of specialized mental health care programs designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 41 intensive outpatient programs (the "Outpatient Programs"), four case management programs (the "Case Management Programs") and seven chemical dependency and substance abuse programs (the "Chemical Dependency Programs"). Through its various programs, PMR employs or contracts with more than 400 mental health professionals and currently provides services to approximately 8,300 patients. The Company currently offers its services in twelve states, comprised of Arizona, Arkansas, California, Colorado, Hawaii, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee and Texas. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

PMR's Outpatient Programs serve as a comprehensive alternative to inpatient hospitalization and include partial hospitalization and lower intensity outpatient services. The Case Management Programs provide an intensive, individualized primary care service which consists of a proprietary case management model utilizing clinical protocols for delivering care to SMI patients. The Company also provides Chemical Dependency Programs to patients affiliated with managed care organizations and government-funded programs. Recently, PMR began development of a site management and clinical information initiative. The Company believes that its access to a large SMI patient base provides it with a unique opportunity to collect, process and analyze clinical and pharmacoeconomic data on schizophrenia and bi-polar disorder. The Company has entered into strategic agreements with United HealthCare Corporation and its

Applied HealthCare Informatics division (January 1997), and InSite Clinical Trials, LLC. (December 1997), to assist in developing this initiative.

RESULTS OF OPERATIONS - QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31, 1996

        Revenues. Revenues for the quarter ended October 31, 1997 were $17.6 million, an increase of $3.3 million, or 22.9 %, as compared to the quarter ended October 31, 1996. The Company's Outpatient Programs recorded revenues of $12.4 million, an increase of $2.1 million, or 20.4%, from the quarter ended October 31, 1996. The growth in the Outpatient Programs was the result of the addition of nine new programs versus the year ago quarter and increases in "same site" revenues of 4%. The increase in "same site" revenues was due to substantial increases in demand for the recently implemented and expanded outpatient program which was offset in part by declines in census at certain programs, several of which were subject to focused reviews of claims by fiscal intermediaries. The remainder of the increase in revenues came from the Company's Case Management Programs in Tennessee and Arkansas, which recorded revenues of $4.4 million, an increase of 36.6% from the quarter ended
October 31, 1996. The growth in revenues was due to an increase in lives under management in Tennessee. Revenues at the Company's Chemical Dependency Programs were $761,000, a decrease of 1.4% versus the quarter ended October 31, 1996.

        Operating Expenses. Operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Operating expenses for the quarter ended October 31, 1997 were $12.4 million, an increase of $1.8 million, or 17.4%, as compared to the quarter ended October 31, 1996. As a percentage of revenues, operating expenses were 70.3%, down from 73.6% in the quarter ended October 31, 1996. The improvement in the operating expense ratio was due to the operating leverage realized as a result of revenue growth in the Outpatient and Case Mangement Programs which was spread across existing fixed and semi-variable cost structures.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses consist of corporate overhead expense and regional administrative, development and clinical expenses which are not direct program expenses. Marketing, general and administrative expenses for the quarter ended October 31, 1997, were $2.3 million, an increase of $802,000, or 53.0%, as compared to the quarter ended October 31, 1996. The increase was related to investment in both the regional and home offices to support existing and anticipated programs. As a percentage of revenues, marketing, general and administrative expenses were 13.2% in the quarter ended October 31, 1997, as compared to 10.6% in the quarter ended October 31, 1996.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended October 31, 1997, were $758,000, a decrease of $35,000, or 4.5% as compared to the quarter ended October 31, 1996. The decrease was due to a better than anticipated collection experience in the Case Management Program. As a percent of revenues, the provision for bad debts decreased to 4.3% of revenues from 5.6% of revenues in the prior year quarter. However, the Company expects this accrual to fluctuate based on the amount of claims under review in its

Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended October 31, 1997, were $256,000, an increase of $86,000, or 50.8%, as compared to the quarter ended October 31, 1996. The increase was due largely to capital equipment, leasehold improvements and start-up costs associated with the addition of nine new Outpatient Programs as well as fixed assets associated with the Company's new home office, versus the first quarter of fiscal 1997.

        Interest (income), Expense. Interest income increased from $53,000 for the three months ended October 31, 1996 to $88,000 for the three months ended October 31, 1997, an increase of $34,000, or 64.5%. This increase resulted from higher cash and cash equivalent balances.

        Income (loss) before income taxes. Income before income taxes increased from $1.4 million three months ended October 31, 1996 to $2.0 million for the three months ended October 31, 1997, an increase of $615,000 or 45.5%. Income before income taxes as a percentage of revenue increased from 9.5% to 11.2% over this period of time.

RESULTS OF OPERATIONS - SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996

        Revenues. Revenues for the six months ended October 31, 1997 were $33.7 million, an increase of $6.4 million, or 23.5 %, as compared to the six months ended October 31, 1996. The Company's Outpatient Programs recorded revenues of $23.9 million, an increase of $4.3 million, or 22.1%, from the six months ended October 31, 1996. The growth in the Outpatient Programs was the result of the addition of nine new programs versus the year ago period and increases in "same site" net revenues of 8%. The increase in "same site" revenues was due to 1) increases in revenue per patient day associated with a focus on higher acuity patients and 2) substantial increases in demand for the recently implemented, expanded, Outpatient Program which was offset in part by declines in census at certain programs, several of which were subject to focused reviews of claims by fiscal intermediaries. The remainder of the increase in revenues came from the Company's Case Management Programs in Tennessee and Arkansas, which recorded revenues of $8.3 million, an increase of $1.9 million or 30.0%, from the six months ended October 31, 1996. The growth in revenues was primarily due to an increase in lives under management in Tennessee. Revenues at the Company's Chemical Dependency Programs were $1.5 million, an increase of 12.6% versus the six months ended October 31, 1996.

        Operating Expenses. Operating expenses for the six months ended
October 31, 1997 were $24.0 million, an increase of $3.7 million, or 18.4%, as compared to the six months ended October 31, 1996. As a percentage of revenues, operating expenses were 71.1%, down from 74.1% in the six months ended
October 31, 1996. The improvement in the operating expense ratio was due to the operating leverage realized as a result of revenue growth in the Outpatient and Case Management Programs which was spread across existing fixed and semi-variable cost structures.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six months ended October 31, 1997, were $4.4 million, an increase of $1.4 million, or 46.1%, as compared to the six months ended October 31, 1996. The increase was due to investment in both the regional and home offices to support existing and anticipated programs. As a percentage of revenues, marketing, general and administrative expenses were 13.1% in the six months ended October 31, 1997, as compared to 11.1% in the six months ended October 31, 1996.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the six months ended October 31, 1997, were $1.4 million, an increase of $27,000, or 1.9%, as compared to the six months ended October 31, 1996. The increase was due to substantial increases in revenue offset by a reduction in the accrual rate for bad debt. The reduced accrual rate was due to a better than anticipated collection experience in the Case Management Program. As a percent of revenues, the provision for bad debts decreased to 4.2% of revenues from 5.1% of revenues in the prior year six month period. However, the Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the six months ended October 31, 1997, were $471,000, an increase of $122,000, or 34.7%, as compared to the six months ended October 31, 1996. The increase was due largely to capital equipment, leasehold improvements and start-up costs associated with the addition of nine new Outpatient Programs as well as fixed assets associated with the Company's new home office, versus the first six months of fiscal 1997.

        Interest (income), Expense. Interest income increased from $85,000 for the six months ended October 31, 1996 to $177,000 for the six months ended October 31, 1997, an increase of $92,000, or 108.9%. This increase resulted from higher cash and cash equivalent balances.

        Income (loss) before income taxes. Income before income taxes increased from $2.4 million six months ended October 31, 1996 to $3.6 million for the six months ended October 31, 1997, an increase of $1.2 million or 52.4%. Income before income taxes as a percentage of revenue increased from 8.7% to 10.7% over this period of time.


LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended October 31, 1997, net cash used in operating activities was $2.1 million. Working Capital at October 31, 1997 was $56.3 million, an increase of $35.6 million, or 172.6%, as compared to working capital at April 30, 1997. Cash and cash equivalents at October 31, 1997 was $40.7 million, an increase of $30.7 million, or 305.0%, as compared to April 30, 1997. The increase in working capital and cash was due to the completion of a follow-on public offering of shares of common stock of the Company which was consummated on October 27, 1997, and resulted in proceeds to the Company, net of expenses of approximately

$29.3 million. In addition, on October 31, 1997, the overallotment option with respect to the offering was consummated, resulting in additional gross proceeds to the Company of $4.0 million.

        The negative cash flow from operating activities during the six months ended October 31, 1997 was due to growth in net income offset by growth in accounts receivables. Accounts receivable growth was a result of significant revenue increases combined with an increase in days sales outstanding to 88 (versus 67 at year end). The increase in days sales outstanding was due primarily to focused reviews of claims by fiscal intermediaries at several Outpatient Programs. The other significant use of cash was the purchase of fixed assets associated with recently opened sites and investment in information technology.

        Working capital is anticipated to be utilized during fiscal 1998 for operations, to continue expansion of the Company's Outpatient and Case Management Programs, for the development of the site management and clinical information business, and for the implementation and expansion of other Company programs. During fiscal 1998, working capital is expected to be realized principally from operations, as well as from a $10 million line of credit from Sanwa Bank which became effective November 1, 1996. Interest is payable under this line of credit at a rate of either the Bank's reference rate plus one-half percent or the Eurodollar rate plus two and one-half percent. As of October 31, 1997 no balance was outstanding on the line of credit.

        The opening of a new Outpatient Program site typically requires $45,000 to $150,000 for office equipment, supplies, lease deposits, leasehold improvements and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation. The Company expects to provide cash for the start up of the site management and clinical information business, however, in amounts that are not yet certain due to the early stage of the program's development. The Company is also in the process of refining the specifications for the purchase and development of a new care management information system which will be a state of the art data collection and repository system for the Company's clinical information. The Company anticipates investing approximately $1,000,000 in this system during fiscal 1998.

        From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Program. During fiscal 1997 and fiscal 1998, a majority of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or Community Mental Health Centers on whose behalf these programs are managed. Under the Company's contracts with its providers, the Company may be responsible to indemnify providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

        The Company maintains significant reserves to cover the potential impact of two primary uncertainties: i) the Company may have an obligation to indemnify certain Providers for some portions of its management fee which may be subject to disallowance upon audit of the provider's cost report by fiscal intermediaries; and ii) the Company may not receive full payment of the management fees owed to it by a provider during the periodic review of the provider's claims by the fiscal intermediaries.

        The Company has been advised by Health Care Financing Administration("HCFA") that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such grater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations.


Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
        None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held an annual meeting of stockholders on October 16, 1997.

        The stockholders elected the Board's nominees as directors for the Class expiring at the 2000 annual meeting as indicated:

 NOMINEE                  VOTES IN FAVOR             VOTES WITHHELD
 -------                  --------------             --------------

 Daniel L. Frank             4,290,330                    2,280
 Eugene D. Hill III          4,290,330                    2,280

        The term of office of each of Allen Tepper, Susan D. Erskine, Charles C. McGettigan and Richard A. Niglio as directors continued after the meeting.

        The selection of Ernst & Young, LLP as the Company's independent auditors was ratified with 4,292,035 votes in favor, 0 votes against and 575 abstentions.

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

Dated: December 15, 1997
                                               PMR CORPORATION


                                               BY:    Allen Tepper
                                                   -----------------------------
                                                   ALLEN TEPPER
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               BY:    Mark P. Clein
                                                   -----------------------------
                                                   MARK P. CLEIN
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)