Form 10-Q
period 1998-01-31
PMR CORP
filed 1998-03-06
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           January 31, 1998
                               -------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              --------------------------   ---------------------

                         Commission file number 0-20488

                                 PMR CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      23-2491707
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


501 Washington Street, 5th Floor San Diego, California                92103
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code         619-610-4001
                                                  ------------------------------

Former Address:3990 Old Town Avenue, Suite 206A San Diego, California 92110
       Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court                                   Yes           No
                                                          ---------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        At January 31, 1998, PMR Corporation had 6,928,386 shares of common stock.

                                 PMR CORPORATION

                                      INDEX


PART I                         FINANCIAL INFORMATION                      Page

      Item 1.           Condensed Consolidated Balance
                        Sheets as of January 31, 1998
                        (Unaudited) and April 30, 1997                      1

                        Condensed Consolidated Statements
                        of Income for the three and nine
                        month periods ended January 31,
                        1998 and 1997 (Unaudited)                           2

                        Condensed Consolidated Statements
                        of Cash Flows for the nine months
                        ended January 31, 1998 and 1997
                        (Unaudited)                                         3

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)                    4

      Item 2.           Management's Discussion and
                        Analysis of Financial Condition and
                        Results of Operations                               5

      Item 3            Quantitative and Qualitative                       11
                        Disclosures about Market Risks

PART II        OTHER INFORMATION

      Item 1.           Legal Proceedings                                  12

      Item 2.           Changes in Securities and Use of                   12
                        Proceeds

      Item 3.           Defaults Upon Senior Securities                    12

      Item 4.           Submission of Matters to a Vote of                 12
                        Security Holders

      Item 5.           Other Information                                  12

      Item 6.           Exhibits and Reports on Form 8-K                   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS


                                 PMR CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JANUARY 31,       APRIL 30,
                                                                                   1998             1997
                                                                                -----------     -----------
                                                                                (UNAUDITED)
                                ASSETS

Current assets:
   Cash and cash equivalents                                                    $40,219,174     $10,048,203
   Accounts receivable, net                                                      16,406,606      11,268,962
   Prepaid expenses and other current assets                                      1,067,523         572,136
   Deferred income tax benefits                                                   5,000,473       6,069,000
                                                                                -----------     -----------
Total current assets                                                             62,693,776      27,958,301

Furniture and office equipment, net of accumulated depreciation of
   $1,508,908 at January 31, 1998 and $1,175,980 at April 30, 1997                3,009,579       1,263,743
Long-term receivables                                                             3,877,158       2,360,872
Other assets                                                                      1,230,377       1,501,622
                                                                                -----------     -----------
Total assets                                                                    $70,810,890     $33,084,538
                                                                                ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other current liabilities                               $   848,566     $ 1,735,658
   Accrued compensation and employee benefits                                     2,192,691       2,951,867
   Advances from case management agencies                                         1,122,157         926,712
   Income taxes payable                                                           2,399,590       1,703,000
                                                                                -----------     -----------
Total current liabilities                                                         6,563,004       7,317,237

Note payable                                                                        415,088            --
Deferred rent expense                                                               135,609          92,822
Deferred income taxes                                                               635,000         635,000
Contract settlement reserve                                                       9,329,302       8,791,928

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 10,000,000; issued and outstanding shares - 6,928,386 at January 31,1998 and
        5,033,507 at April 30, 1997                                                  69,283          50,334
   Paid-in capital                                                               46,145,175      12,138,569
   Retained earnings                                                              7,518,429       4,058,648
                                                                                -----------     -----------
   Total stockholders' equity                                                    53,732,887      16,247,551
                                                                                -----------     -----------
   Total liabilities and stockholders' equity                                   $70,810,890     $33,084,538
                                                                                ===========     ===========



            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             JANUARY 31,                         JANUARY 31,
                                                    ------------------------------      -----------------------------
                                                        1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
Revenue                                             $ 16,522,304      $ 14,190,480      $ 50,259,598      $ 41,512,062
Expenses:
    Operating expenses                                11,541,613        10,498,303        35,518,340        30,756,743
    Marketing, general and administrative              2,188,307         1,309,661         6,618,429         4,340,914
    Provision for bad debts                              769,725           851,617         2,191,486         2,246,698
    Depreciation and amortization                        293,372           167,271           764,641           517,030
    Interest - Net                                      (521,536)          (45,492)         (698,079)         (130,022)
                                                    ------------      ------------      ------------      ------------
                                                      14,271,481        12,781,360        44,394,817        37,731,363
                                                    ------------      ------------      ------------      ------------

    Income before income taxes                         2,250,823         1,409,120         5,864,781         3,780,699
    Income tax expense                                   923,279           578,000         2,405,000         1,550,000
                                                    ------------      ------------      ------------      ------------
    Net income                                         1,327,544           831,120         3,459,781         2,230,699
    Less dividends on:
       Series C convertible preferred stock                 --                --                --              17,342
                                                    ------------      ------------      ------------      ------------
    Net income for common stock                     $  1,327,544      $    831,120      $  3,459,781      $  2,213,357
                                                    ============      ============      ============      ============

    Earnings per common share
       Basic                                        $       0.19      $       0.17      $       0.60      $       0.48
                                                    ============      ============      ============      ============
       Diluted                                      $       0.18      $       0.14      $       0.54      $       0.40
                                                    ============      ============      ============      ============

    Shares used in computing earnings per share
       Basic                                           6,919,204         4,960,361         5,765,758         4,644,762
                                                    ============      ============      ============      ============
       Diluted                                         7,544,509         5,818,032         6,453,494         5,607,760
                                                    ============      ============      ============      ============



            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  JANUARY 31,
                                                        ------------      ------------
                                                            1998               1997
                                                        ------------      ------------
OPERATING ACTIVITIES
Net income                                              $  3,459,781      $  2,230,699
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                           764,641           517,030
     Provision for losses on accounts receivable           2,191,486         2,246,698
     Provision for deferred taxes                          1,068,527        (2,271,719)
     Changes in operating assets and liabilities:
         Receivables                                      (8,845,416)       (5,271,192)
         Prepaid expenses and other current assets          (495,387)          (36,150)
         Advances from case management agencies              195,445          (333,380)
         Accounts payable and accrued compensation        (1,734,577)          265,139
         Contract settlement reserve                         537,374         3,662,462
         Deferred rent expense                                42,787            79,443
         Income taxes payable                                696,591          (308,489)
                                                        ------------      ------------
Net cash (used in) provided by operating activities       (2,118,748)          780,541

INVESTING ACTIVITIES
Purchases of furniture and equipment                      (2,239,233)         (433,714)
                                                        ------------      ------------
Net cash used in investing activities                     (2,239,233)         (433,714)

FINANCING ACTIVITIES
Decrease in notes receivable from stockholders                  --             141,547
Proceeds from note payable to bank                           517,396              --
Payments on note payable to bank                             (13,999)             --
Proceeds from sale of common stock, net of expenses       33,127,791              --
Proceeds from exercise of options and warrants               897,764         3,024,804
Cash dividend paid                                              --             (89,082)
                                                        ------------      ------------
Net cash provided by financing activities                 34,528,952         3,077,269
                                                        ------------      ------------

Net increase in cash & cash equivalents                   30,170,971         3,424,096
Cash at beginning of period                               10,048,203         3,917,923
                                                        ------------      ------------
Cash at end of period                                   $ 40,219,174      $  7,342,019
                                                        ============      ============



            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The balance sheet at April 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the nine months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

NOTE B - RECLASSIFICATION

Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which supersedes APB Opinion No. 15. SFAS 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including PMR Corporation, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 3, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects in earnings per share computations of common stock and common stock equivalents issued at prices below the IPO price prior to the effectiveness of the IPO. The Company has properly adopted the provisions of SFAS 128 and SAB 98 for all periods presented.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below and in the Company's Annual Report on form 10K for the fiscal year ended April 30, 1997, the Company's Prospectus dated October 21, 1997, and the Company's periodic reports and other filings with the Securities and Exchange Commission. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

        PMR Corporation ("PMR" or the "Company") is a leading manager of specialized mental health care programs designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 44 intensive outpatient programs and one crisis service (the "Outpatient Programs"), four case management programs (the "Case Management Programs") and seven chemical dependency and substance abuse programs (the "Chemical Dependency Programs"). Through its various programs, PMR employs or contracts with more than 400 mental health professionals and currently provides services to approximately 8,300 patients. The Company currently offers its services in thirteen states, comprised of Arizona, Arkansas, California, Colorado, Hawaii, Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, Texas and Washington. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

PMR's Outpatient Programs serve as a comprehensive alternative to inpatient hospitalization and include partial hospitalization, crisis response and lower intensity outpatient services. The Case Management Programs provide an intensive, individualized primary care service which consists of a proprietary case management model utilizing clinical protocols for delivering care to SMI patients. The Company also provides Chemical Dependency Programs to patients affiliated with managed care organizations and government-funded programs. Recently, PMR began development of a site management and clinical information initiative. The Company believes that its access to a large SMI patient base provides it with a unique opportunity to collect, process and analyze clinical and pharmacoeconomic data on schizophrenia and bi-polar disorder. The Company has entered into strategic agreements with United HealthCare Corporation and its

Applied HealthCare Informatics division (January 1997), and InSite Clinical Trials, LLC. (December 1997), to assist in developing this initiative. This initiative recorded its first revenues in the quarter ended January 31, 1998.

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

        Revenues. Revenues for the quarter ended January 31, 1998 were $16.5 million, an increase of $2.3 million, or 16.4%, as compared to the quarter ended January 31, 1997. The Company's Outpatient Programs recorded revenues of $12.3 million, an increase of $2.6 million, or 26.2%, from the quarter ended January 31, 1997. The growth in the Outpatient Programs was the result of the addition of fourteen new programs, representing 28% of total programs under management and an increase in "same site" net revenues of 3.6% versus the year ago quarter. The Company's Case Management Programs in Tennessee and Arkansas recorded revenues of $3.6 million, a decrease of 5.6% from the quarter ended January 31, 1997. The decrease in revenues was due to a decrease in case rates from Tennessee Behavioral Health ("TBH"), one of the two behavioral health organizations which contract with the Company to provide case management services. This decrease in case rates primarily affected the results of the Memphis, Tennessee case management agency due to this agency's high proportion of TBH insured clients. Revenues at the Company's Chemical Dependency Programs were $661,000, a decrease of 14.8% from the quarter ended January 31, 1997. The decrease in revenues was primarily associated with a seasonal drop in census which was not experienced in the quarter ended January 31, 1997.

        Operating Expenses. Operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Operating expenses for the quarter ended January 31, 1998 were $11.5 million, an increase of $1.0 million, or 9.9%, as compared to the quarter ended January 31, 1997. As a percentage of revenues, operating expenses were 69.9%, down from 74.0% for the quarter ended January 31, 1997. The improvement in the operating expense ratio was due to a reduction in certain operating expenses in both the Outpatient Programs and the Case Management Programs.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses consist of corporate overhead expenses and regional administrative, development and clinical expenses which are not direct program expenses. Marketing, general and administrative expenses for the quarter ended January 31, 1998, were $2.2 million, an increase of $879,000, or 67.1%, as compared to the quarter ended January 31, 1997. The increase was related to investment in both the regional and home offices to support existing and anticipated programs. As a percentage of revenues, marketing, general and administrative expenses were 13.2% in the quarter ended January 31, 1998, as compared to 9.2% for the quarter ended January 31, 1997.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended January 31, 1998, were $770,000, a decrease of $82,000, or 9.6% as compared to the quarter ended January 31, 1997. The decrease was due to substantial increases in revenue offset by a reduction in the accrual rate for bad debts. As a percent of revenues, the provision for bad debts decreased to 4.7% of revenues from 6.0% of revenues in the prior year quarter. However, both the amount of the provision for bad debts, as well as its amount as a percentage of revenue, had increased in the two sequentially preceding quarters due to the increases in claims under review and the uncertainty associated with the Tenncare program. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended January 31, 1998, were $293,000, an increase of $126,000, or 75.4%, as compared to the quarter ended January 31, 1997. The increase was due primarily to capital equipment, leasehold improvements and start-up costs associated with the addition of fourteen new Programs during fiscal year 1998 as well as fixed assets associated with the Company's new home office.

        Net Interest Income. Interest income increased from $45,000 for the three months ended January 31, 1997 to $522,000 for the three months ended January 31, 1998, an increase of $476,000, or 1,046.4%. This increase resulted from higher cash and cash equivalent balances resulting from the completion of the Company's follow on common stock offering in October 1997.

        Income Before Income Taxes. Income before income taxes increased from $1.4 million for the three months ended January 31, 1997 to $2.3 million for the three months ended January 31, 1998, an increase of $842,000 or 59.7%. Income before income taxes as a percentage of revenue increased from 9.9% to 13.6% over this period of time.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1997

        Revenues. Revenues for the nine months ended January 31, 1998 were $50.3 million, an increase of $8.7 million, or 21.1%, as compared to the nine months ended January 31, 1997. The Company's Outpatient Programs recorded revenues of $36.3 million, an increase of $6.9 million, or 23.5%, from the nine months ended January 31, 1997. The growth in the Outpatient Programs was the result of the addition of fourteen new programs versus the year ago period and increases in "same site" net revenues of 7.3%. The remainder of the increase in revenues came from the Company's Case Management Programs in Tennessee and Arkansas, which recorded revenues of $11.7 million, an increase of $1.8 million or 17.9%, from the nine months ended January 31, 1997. The growth in revenues was primarily due to an increase in lives under management in Tennessee which was offset in part by a decrease in case rates from TBH in the quarter ended January 31, 1998. Revenues at the Company's Chemical Dependency Programs were $2.2 million, an increase of 2.7% from the nine months ended January 31, 1997.

        Operating Expenses. Operating expenses for the nine months ended January 31, 1998 were $35.5 million, an increase of $4.8 million, or 15.5%, as compared to the nine months ended January 31, 1997. As a percentage of revenues, operating expenses were 70.7%, down from 74.1% for the nine months ended January 31, 1997. The improvement in the operating expense ratio was due to reductions in certain expenses as well as operating leverage realized as a result of revenue growth in the Outpatient and Case Management Programs which was spread across existing fixed and semi-variable cost structures.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended January 31, 1998, were $6.6 million, an increase of $2.3 million, or 52.5%, as compared to the nine months ended January 31, 1997. The increase was due to investment in both the regional and home offices to support existing and anticipated programs. As a percentage of revenues, marketing, general and administrative expenses were 13.2% for the nine months ended January 31, 1998, as compared to 10.5% for the nine months ended January 31, 1997.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the nine months ended January 31, 1998, were $2.2 million, a decrease of $55,000, or 2.5%, as compared to the nine months ended January 31, 1997. The decrease was due to substantial increases in revenue offset by a reduction in the accrual rate for bad debts. The reduced accrual rate was due to a better than anticipated collection experience in the Case Management Program. As a percent of revenues, the provision for bad debts decreased to 4.4% of revenues from 5.4% of revenues in the prior year nine month period. However, the Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended January 31, 1998, were $765,000, an increase of $248,000, or 47.9%, as compared to the nine months ended January 31, 1997. The increase was due primarily to capital equipment, leasehold improvements and start-up costs associated with the addition of fourteen new Programs during fiscal year 1998 as well as fixed assets associated with the Company's new home office.

        Net Interest Income. Interest income increased from $130,000 for the nine months ended January 31, 1997 to $698,000 for the nine months ended January 31, 1998, an increase of $568,000, or 436.9%. This increase resulted from higher cash and cash equivalent balances.

        Income Before Income Taxes. Income before income taxes increased from $3.8 million for the nine months ended January 31, 1997 to $5.9 million for the nine months ended January 31, 1998, an increase of $2.1 million or 55.1%. Income before income taxes as a percentage of revenue increased from 9.1% to 11.7% over this period of time.


LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended January 31, 1998, net cash used in operating activities was $2.1 million. Working capital at January 31, 1998 was $56.1 million, an increase of $35.5 million, or 171.9%, as compared to working capital at April 30, 1997. Cash and cash equivalents at January 31, 1998 were $40.2 million, an increase of $30.2 million, or 300.3%, as compared to

April 30, 1997. The increase in working capital and cash was due to the completion of a follow-on public offering of shares of common stock of the Company during October 1997, which resulted in net proceeds of $33.1 million.

        The negative cash flow from operating activities during the nine months ended January 31, 1998 was due to growth in net income offset by growth in accounts receivables. Accounts receivable growth was a result of significant revenue increases combined with an increase in days revenue outstanding to 91 (versus 67 at April 30, 1997). The increase in days revenue outstanding was due to focused reviews of claims by fiscal intermediaries, and reduced revenue from the preceding quarter in the Case Management Program which has historically experienced quicker payment cycles than the Outpatient Programs. The other significant use of cash was the purchase of fixed assets associated with recently opened sites and investment in information technology.

        During fiscal 1998, working capital is expected to be realized principally from operations, as well as from a $10 million line of credit from Sanwa Bank which became effective November 1, 1996. Interest is payable under this line of credit at a rate of either the Bank's reference rate or the Eurodollar rate plus two percent. As of January 31, 1998 no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 1998, to continue expansion of the Company's Outpatient and Case Management Programs, for the development of the site management and clinical information business, and for the development of a risk based managed care project under the recently passed Provider Sponsored Organization legislation. The Company also anticipates using working capital on selective acquisitions. The Company has signed a non-binding letter of intent to acquire the provider division of American Psych Systems. If completed, this acquisition is anticipated to require the use of approximately $4.5-$5.0 million in cash. Consummation of the acquisition is subject to various conditions, including satisfactory completion of due diligence and the negotiation and execution of a definitive acquisition agreement.

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

        From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Program. During fiscal 1997 and fiscal 1998, a substantial majority of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or Community Mental Health Centers on whose behalf these programs are managed. Under the Company's contracts with its providers, the Company may be responsible to indemnify providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

        The Company has been advised by Health Care Financing Administration ("HCFA") that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations.

RECENT EVENTS

        The Company has been informed that its largest customer, which represents approximately 14% of the Company's revenues, has received a letter from an official of Region IX of HCFA, informing the customer that the customer's partial hospitalization programs managed by PMR can no longer be considered "provider-based" for Medicare reimbursement purposes. The letter states that the "provider-based" status for the customer's programs will be removed March 1, 1998. Based on its understanding of HCFA's "provider-based" policy, the Company believes that Region IX's determination is incorrect. The Company's largest customer is engaged in discussions with HCFA Region IX to clarify the contract modifications necessary to maintain provider based designation for the Company's programs. Further the Company anticipates that HCFA's Central Office will review Region IX's determination. To the extent necessary to conform to HCFA's definition of "provider-based" status, the Company intends to make reasonable changes within its control to its contract and operations, so that the programs it manages meet HCFA's definition of "provider-based." In addition, the Company is investigating an alternative basis for its customer to receive Medicare reimbursement for services to the extent that the programs managed by PMR are not deemed to be "provider-based".

        The extent of any impact on profitability will be determined by the nature of any contract restructuring with the provider and HCFA's concurrence with such restructuring with regard to the "provider-based" designation. In the event that the "provider-based" determination is not re-established for this customer's programs or such programs are not otherwise eligible for reimbursement, or if the required contract modifications result in a material reduction to revenue or net income, or if similar determinations are made to other programs managed by the Company, there would be a material adverse effect on the Company's revenue and net income.

        The Company is engaged in disputes with a case management agency, Case Management Inc. ("CMI"), and TBH, a behavioral health organization in Tennessee. With regard to CMI the dispute focuses on the relationship between the parties and various financial issues. There have been several discussions with CMI regarding a restructuring of the relationship but no issues have been resolved at this time. CMI has filed a lawsuit against the Company arising out of these disputes seeking damages and injunctive relief. CMI's request for injunctive relief was denied and the case is being referred to a special master for arbitration. The Company believes that the lawsuit is without merit and will have no material impact on the Company's results of operations or financial condition. In subsequent reporting periods, the changes that result from any restructuring of the relationship with CMI may include a significant reduction in reported revenue for case management services in Memphis, Tennessee, but are not expected to have a material impact on operating earnings. CMI presently provides case management services to approximately 2,500 seriously mentally ill individuals in the Memphis area under a long term management agreement with a subsidiary of the Company. For the nine months ended January 31, 1998, revenues related to the Memphis market were approximately $4.6 million. With respect to TBH, TBH disputes certain payments made to the Company for case management services provided by the case management agencies. TBH has made a claim, based on a sample audit, for approximately $4.2 million relating to payments made to the Company for case management services. The Company believes that the claim is without merit and is in the process of discussing the issue with TBH. The matter may be referred to arbitration if the parties do not resolve the dispute.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        As previously announced in a press release, the Company has been informed that the outpatient program that it formerly managed in Dallas, Texas is subject to a civil investigation being conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas (collectively the "Agencies"). The investigation is a result of a HCFA review of partial hospitalization services rendered to 63 patients at this location. The Dallas program was operational from January 1996 to February 6, 1998.

        A representative of the Agencies has indicated that the investigation is civil in nature and focuses on eligibility of patients for partial hospitalization services. The eligibility determinations for participation at the Dallas program were made by board certified or board eligible psychiatrists. The Company is cooperating fully with the Agencies and, to date, no formal complaint or demand has been made by the Agencies.

        Due to the preliminary nature of the investigation, the Company is unable to predict the ultimate outcome of the investigation, or the material impact, if any, on the Company's business, financial condition or results of operations.

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

Dated: March 6, 1998
                                               PMR CORPORATION


                                               BY:   Allen Tepper
                                                  ------------------------------
                                                   ALLEN TEPPER
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               BY:    Mark P. Clein
                                                  ------------------------------
                                                   MARK P. CLEIN
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)