Form 10-K405
period 1998-04-30
PMR CORP
filed 1998-07-28
CIK 829608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                           COMMISSION FILE NO. 0-20488
                                 PMR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                23-2491707
     State or other jurisdiction of         I.R.S. Employer Identification No.
     incorporation or organization

    501 WASHINGTON STREET, 5TH FLOOR                       92103
         SAN DIEGO, CALIFORNIA                          (Zip Code)
(Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 610-4001

                      ------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         As of July 24, 1998, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $44,582,569, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $9.3125 per share. See footnote (1) below.

         The number of shares of Common Stock outstanding as of July 24, 1998 was 6,959,810.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive Proxy Statement, to be filed not later than 120 days after April 30, 1998 in connection with the registrant's 1998 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.


-----------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include without limitation, those discussed in the description of the Company's business below and the section entitled "Risk Factors," in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report, as well as those discussed in documents incorporated herein by reference.

OVERVIEW

         PMR Corporation and its subsidiaries ("PMR" or the "Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 37 intensive outpatient programs (the "Outpatient Programs"), two case management programs (the "Case Management Programs") and four chemical dependency and substance abuse programs (the "Chemical Dependency Programs"). In June 1998, the Company announced an agreement to form a new company to be called Stadt Solutions, LLC ("Stadt Solutions") that will be jointly owned by the Company and Stadtlander Drug Distribution Co., Inc. ("Stadtlander"). Stadt Solutions will offer a specialty pharmacy program for individuals with an SMI, initially serving approximately 6,000 individuals through fourteen pharmacies in thirteen states.

         PMR, with Stadt Solutions, will operate in twenty-three states and is expected to employ or contract with more than 400 mental health and pharmaceutical industry professionals and currently provides services to approximately 11,000 individuals diagnosed with SMI. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

         A four-decade old public policy trend of de-institutionalizing the mentally ill from long-term care hospitals into the community has resulted in a deterioration in SMI patient care. In response to this trend, a fragmented, community-based system of care has evolved that does not adequately provide the patient management or coordination of benefits required by the medically complex SMI patient population. SMI patients typically enter the health care system through multiple, uncoordinated points of care where services are provided in reaction to patient crises rather than proactively to manage patient care. Multiple physicians, case workers and other care providers handle patients in various sites across the spectrum of care with little or no coordination. This disjointed system of care results in low levels of patient monitoring and medication compliance among the SMI population, which increases the incidence rate of high-cost catastrophic events. Coordination and monitoring of patient services is essential to avoid the debilitating effects of fragmented care delivered by diverse outpatient providers which are reimbursed by disparate, uncoordinated funding sources. PMR's clinical philosophy focuses on improving outcomes and lowering costs by utilizing intensive, community-based treatment of the SMI population in outpatient settings.

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

         During fiscal 1998, the Company continued to establish the initial infrastructure and relationships for its site management and clinical information initiative. The Company believes that its access to a large SMI patient base provides it with a unique opportunity to collect, process and analyze clinical and pharmacoeconomic data on schizophrenia and bi-polar disorder. In January 1997, PMR entered into a collaborative agreement with United HealthCare Corporation and its Applied HealthCare Informatics division ("Applied Informatics") to assist in developing this initiative. In November 1997, the Company established a strategic relationship with InSite Clinical Trials to assist in the training and development of clinical research sites. In June 1998, PMR entered into an agreement with Stadtlander to form Stadt Solutions and to contribute the site management and clinical information initiative to the new venture.

         PMR's objective is to be the leader in the management of cost-effective programs which provide quality care and foster the successful recovery of individuals from the devastating effects of SMI. The Company intends to achieve this objective by (i) obtaining new contracts for its Outpatient and Case Management Programs, (ii) expanding Stadt Solutions, a new specialty pharmacy program, (iii) establishing new programs and ancillary services, and (iv) combining its outpatient, case management and chemical dependency capabilities into a fully-integrated mental health disease management model. PMR believes that its proprietary mental health disease management model will position it to accept risk for SMI benefits and directly manage the costs associated with providing care to the SMI population.

         PMR was incorporated in the State of Delaware in 1988. The operations of the Company include the operations of the Company's wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, Collaborative Care, Inc., and PMR-CD, Inc. The principal executive offices of the Company are located at 501 Washington Street, 5th Floor, San Diego, California 92103. The Company's telephone number is (619) 610-4001.

THE MARKET AND INDUSTRY BACKGROUND

         According to the National Institute of Mental Health (the "NIMH") and its National Advisory Mental Health Council (the "NAMHC"), serious mental illnesses are neurobiological disorders of the brain and include schizophrenia, schizoaffective disorder, manic-depressive illness and autism, as well as severe forms of other disorders such as major depression, panic disorder and obsessive-compulsive disorder. These diseases are chronic and represent one of the highest cost segments of the health care system. Industry sources indicate that approximately 2.8% of the adult population and 3.2% of children ages 9-17 are affected by SMI, for a total SMI population in the United States of approximately 5.6 million people. According to industry sources, in 1995, individuals diagnosed with SMI consumed $27 billion in direct medical costs relating to the provision of mental health services and consumed more than $74 billion in total costs, including estimates of lost productivity. Based on industry data, the Company estimates that the direct medical expenditures associated with SMI represent in excess of 25% of total direct mental health care costs. However, the potential costs of direct medical care may exceed these levels due to the approximately 2.2 million Americans estimated to be suffering from untreated SMI. Substantially all costs of treating and managing the SMI population are borne by federal, state and local programs, including Medicare and Medicaid. The SMI population accesses care primarily through community mental health centers ("CMHCs") and other community-based health care facilities such as psychiatric and acute care hospitals and nursing homes. CMHCs typically are not-for-profit organizations which lack access to capital, sophisticated management information and financial systems, and comprehensive programs for treating SMI patients.

         Since 1955, the SMI population in the United States has experienced extensive de-institutionalization resulting in the public psychiatric hospital census declining from approximately 560,000 individuals in 1955 to approximately 72,000 individuals in 1994. The effect of de-institutionalization is exacerbated by the fact that the general population grew 58% over this same period, while the SMI incidence rate remained stable. Industry sources estimate that there are approximately 763,000 individuals in the United States currently diagnosed with SMI who otherwise would have received inpatient treatment prior to de-institutionalization, of which 60%-75% are patients with schizophrenia or bi-polar disorder. The result of this trend has been increased rates of transinstitutionalism and homelessness among SMI patients. Transinstitutionalism is a term utilized to describe the mechanism by which de-institutionalized individuals receive care in one or more alternate settings such as nursing homes, general hospitals, jails and prisons. Industry estimates indicate that 23% of nursing home residents have a mental disorder and that more than 98,000 acute care hospital beds are occupied by SMI patients. Furthermore, approximately 10% of all prison and jail inmates are SMI diagnosed and 35% of the approximately 350,000 homeless individuals in the United States are currently suffering from SMI disorders.

         The most frequently occurring primary diagnosis of the SMI population treated by PMR is schizophrenia, an incurable biological disorder which affects approximately 1% of the general population. Approximately 70% of the patients treated at the Company's programs are diagnosed with schizophrenia or schizoaffective disorder. The remainder are afflicted with bi-polar disorder, major depression, or other personality disorders. Industry sources indicate that up to 50% of patients suffering from schizophrenia receive no treatment for symptoms. In addition, due to the stigma and social constraints that accompany schizophrenia, 25% of schizophrenics attempt to end their lives through suicide. In general, each year a significant percentage of individuals with schizophrenia are admitted for an inpatient hospitalization and virtually all of the diagnosed population is prescribed a chronic medication regimen. It is not uncommon that these individuals also suffer from a substance abuse or chemical dependency diagnosis. Based on industry data, the Company estimates that schizophrenia consumes approximately $20 billion in annual mental health care expenditures. The direct medical costs of schizophrenia are consumed primarily in CMHCs, nursing homes and acute care hospitals.

         Since the introduction of Clozaril in the United States in 1989, several pharmaceutical products have been developed for SMI patients that have resulted in significant improvements in treatment. Although the specific biological causes of SMI remain unknown, the efficacy of many treatment regimens has been found to be comparable to that in other branches of medicine. For example, with the exception of autism, medications exist which generate medical responses in 60%-90% of patients with SMI. For schizophrenia and schizoaffective disorder, research has shown that standard anti-psychotic medication will reduce psychotic symptoms in 60% of patients and in 70%-85% of those experiencing symptoms for the first time. These newer medications, with proper compliance, offer significant potential for recovery to individuals afflicted with SMI.

PROGRAMS AND OPERATIONS

OUTPATIENT PROGRAMS

         PMR's Outpatient Programs are operated under management or administrative contracts with acute care hospitals, psychiatric hospitals and CMHCs, and consist principally of intensive outpatient programs which serve as alternatives to inpatient care. These programs target patients in crisis or those recovering from crisis and thus provide more intensive clinical services than those generally available in a traditional outpatient setting. The Company currently manages 37 Outpatient Programs in Arizona, Arkansas, California, Colorado, Hawaii, Illinois, Kentucky, Michigan, North Carolina, Ohio, Tennessee, Texas and Washington. The Company contracts with 27 separate providers including Scripps Health, Sutter Health System, St. Luke's Hospital of San Francisco and the University of California, Irvine. Typically, the Company's contracts are two to five years in length. While contract expirations occur from time to time in the ordinary course of business, the Company vigorously attempts to extend and renew existing contracts and to maintain its market share through the addition of new contracts.

         The Outpatient Programs consist principally of psychiatric partial hospitalization programs which are ambulatory in nature and provide intensive, coordinated clinical services to patients diagnosed with SMI. In 1996, the Company introduced its structured outpatient clinic which is a lower intensity "step-down" outpatient service designed to continue the care, maintain the gains achieved and prevent the relapse of patients who have completed the partial hospitalization program. To further expand the Company's potential client population, in August 1997, the Company broadened its structured outpatient program to include clients who are at a lower level of clinical risk.

         Patients admitted to the Outpatient Programs undergo a complete assessment and treatment planning process that includes psychiatric, psycho-social, medical and other specialized evaluations. Each SMI individual is assigned a care coordinator responsible for managing the comprehensive treatment available to the patient, which includes specialty services for geriatric and dually diagnosed patients. All Outpatient Programs provide programming five or six days a week. Treatments include daily group psychotherapy and individual therapy conducted by therapists, nurses and mental health specialists who are supervised by the appropriate department of the hospital or CMHC and by senior clinical managers in the programs. In Outpatient Programs where the Company retains designated staffing responsibilities, the Company provides program administrators, and medical directors, and may provide nurses, community liaisons and other clinical personnel. In these cases, the program administrator generally has a degree in psychology or social work and several years of experience in health care administration. Typically, the medical director is a board-eligible or certified psychiatrist and the other professionals have various levels of training in nursing, psychology or social work.

         Through its Outpatient Programs, the Company brings management expertise to the health care provider with respect to the establishment, development and operation of an outpatient program for SMI patients that is not usually available on an in-house basis. Services provided under Outpatient Program management contracts include complete program design and administration from start-up through ongoing program operation. These programs are intended to enhance the delivery of outpatient mental health services by introducing proprietary clinical protocols and procedures, conducting quality assurance and utilization reviews, advising on compliance with government regulations and licensure requirements, supplying highly trained personnel, and expanding the range of services provided. In addition, the programs also enhance the management of financial and administrative services by providing support to the providers and performing budget, financial and statistical analyses designed to monitor facility performance. The Company believes these comprehensive features enhance the efficiency and quality of care provided by its Outpatient Programs.

CASE MANAGEMENT PROGRAMS

         PMR's Case Management Programs were created in 1993 to treat the SMI population in a managed care environment. The case management model was developed in part from proprietary clinical protocols and assessment tools which were purchased in 1993 from leading researchers in the field of psychiatric rehabilitation. Specifically, the Company's programs provide SMI individuals with personalized, one-on-one services designed to stabilize their daily lives and provide early intervention in crisis situations, thereby limiting the catastrophic events which lead to inpatient hospitalizations. The Case Management Programs utilize comprehensive protocols based upon a specific model of intensive service coordination in conjunction with a case manager whose responsibilities include consumer education, the development of crisis plans, responding to crisis events, linking patients to emergency services, assessing patient needs, reviewing patient treatment plans, and authorizing and reviewing services. Case management services vary by market and need of the population and may include 24-hour case management, crisis intervention, respite services, housing assistance, medication management and routine health screening. PMR believes that its Case Management Programs represent the core clinical tool for managing the SMI population in either a capitated or fee-for-service environment and enable its patients to live more healthy, independent, productive and satisfying lives in the community.

         PMR offers its case management services through long-term exclusive management agreements with leading independent case management agencies or CMHCs. Pursuant to those agreements, the Company contributes its proprietary protocols and management expertise and, when necessary, negotiates case management rates and contracts on behalf of the providers. The Company also provides training, management information systems support, and accounting and financial services. Presently, the Company has management agreements with two case management agencies in Tennessee.

         PMR provides its Case Management services principally in Davidson County, Tennessee, presently serving approximately 2,200 consumers located primarily in Nashville, Tennessee. The Company is in the process of terminating or substantially restructuring its relationship with a case management agency in Memphis due to contractual disputes and differences in operating philosophy. During fiscal 1998, the Company reached agreement with its CMHC providers in Arkansas to terminate Case Management services due to the repeated delays in transitioning the Arkansas Medicaid program to a managed care environment.

         In 1998, the Company introduced an additional service in Tennessee, known as Urgent Care. Urgent Care is a high acuity, crisis intervention service designed for triage and stabilization of a patient at the time of highest clinical need. The service involves a physician intervention and thus combines a medical model at crises and assessment with the case management model for on-going maintenance. The Company anticipates introducing this service into additional markets in Tennessee in fiscal 1999.

CHEMICAL DEPENDENCY PROGRAMS

         Through a wholly-owned subsidiary, the Company operates and manages programs devoted exclusively to substance abuse and rehabilitation in ambulatory settings, primarily to patients of managed care organizations in Southern California. The Company's chemical dependency and substance abuse programs are operated both as free-standing treatment services or as part of a Management Services Agreement with health care providers. All programs have received accreditation by the Joint Commission of American Health Organizations ("JCAHO").

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

         The Company operates four outpatient programs in southern California under the name of Twin Town Treatment.

SITE MANAGEMENT AND CLINICAL INFORMATION

         In January 1997, the Company began the development of a site management and clinical information division. This division seeks to participate in clinical trials and collect clinical information related to pharmaceutical and non-pharmaceutical clinical practice. The Company's objective is to build a business model that contributes to the Company's revenues and earnings and to develop an information asset that can improve and define "best practices" for the SMI patient population. On January 24, 1997, the Company signed an agreement with the Applied Healthcare Informatics division of United Healthcare with respect to developing this business.

         The Company believes that its expanding service base is an excellent platform for the development of research and clinical information business lines. Key to that assumption is the Company's direct access to a large number of individuals with SMI. Presently, the Company believes that it has access, through programs it manages and through contracts providers, to more than 20,000 individuals diagnosed with SMI. In November 1997 the Company signed an agreement with Insite Clinical Trials, Inc. for the specific development and training of Company sites for participation in clinical trials, as well as the marketing of those sites to sponsors of clinical trials. InSite Clinical Trials is now a wholly owned subsidiary of United Healthcare, Inc.

         The genetic and neurobiological bases of severe mental disorders will continue to be the focus of intensive research attention in the field. Presently, numerous pharmaceutical companies and drug development companies have compounds in various stages of development which are targeted for the treatment of these disorders. The development of these compounds requires extensive pre-clinical and clinical testing phases, many aspects of which are outsourced to global contract research organizations ("CROs"). The Company's current research network includes six locations with qualified investigators and study coordinators. The Company plans to expand the network to between ten and twelve locations by the end of fiscal 1999. The Company anticipates that the site management and clinical information initiative will be contributed to Stadt Solutions as part of the venture between the Company and Stadtlander.

STADT SOLUTIONS

         The Company and Stadtlander have entered into a binding subscription agreement to form Stadt Solutions, a Delaware limited liability company. Stadt Solutions will offer specialty pharmaceutical services to individuals with SMI. The joint venture will also offer site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. It is expected that ownership of Stadt Solutions will be held 50.1% by PMR and 49.9% by Stadtlander. Following formation, Stadtlander will be entitled to receive a priority distribution approximately equivalent to the operating income Stadtlander expected to be generated by Stadtlander's existing base of approximately 6,000 clients whom the parties expect will choose to receive services from the venture. The incremental operating income in excess of this base, if any, will be distributed equally to the Company and Stadtlander.

         The venture will commence business with operations serving clients through fourteen pharmacies in thirteen states serving approximately 6,000 clients. These individuals are presently receiving the drug clozaril, an anti-psychotic for schizophrenia, as well as blood monitoring services. Stadt Solutions will seek to offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members. The Company believes that Stadt Solutions will be the first specialty pharmacy company devoted to serving the needs of individuals with an SMI.

PROGRAM LOCATIONS

LOCATION (STATE, CITY)                   SERVICE PROVIDED
-------------------------------------    ----------------
California       San Diego               Outpatient, Clinical Research
                 Culver City             Outpatient
                 Santee                  Outpatient
                 San Francisco           Outpatient
                 Los Angeles             Outpatient
                 Studio City             Outpatient
                 Oakland                 Outpatient
                 Santa Ana               Outpatient
                 Vista                   Outpatient
                 Union City              Outpatient
                 Riverside               Outpatient
                 San Bernardino          Outpatient
                 Rosemead                Outpatient
                 Sacramento              Outpatient, Clinical Research
                 Orange                  Outpatient, Chemical Dependency
                 San Jose                Outpatient
                 La Jolla                Outpatient
                 Burbank                 Chemical Dependency
                 Los Alamitos            Chemical Dependency
                 Torrance                Chemical Dependency
                 Encinitas               Clinical Research

Alabama          Birmingham              Pharmacy*

Arizona          Phoenix                 Outpatient
                 Tempe                   Outpatient

Arkansas         Little Rock             Outpatient (2), Clinical Research

Colorado         Denver                  Outpatient (2)

Georgia          Atlanta                 Pharmacy*

Hawaii           Honolulu                Outpatient, Pharmacy*

Illinois         Chicago                 Outpatient, Pharmacy*

Kentucky         Frankfort               Outpatient
                 Bowling Green           Outpatient
                 Mayfield                Outpatient

Maine            Portland                Pharmacy*

Massachusetts    Boston                  Pharmacy*

Michigan         Detroit                 Outpatient (2), Clinical Research

Minnesota        Minneapolis             Pharmacy*

Missouri         St. Louis               Pharmacy*

New York         Long Island             Pharmacy*

North Carolina   Charlotte               Outpatient

Ohio             Cleveland               Outpatient

Pennsylvania     Pittsburgh              Pharmacy*
                 Philadelphia            Pharmacy*

South Carolina   Columbia                Pharmacy*

Tennessee        Kingsport               Outpatient
                 Madison                 Outpatient
                 Nashville               Outpatient, Case Management, Clinical Research
                 Memphis                 Case Management

Texas            Austin                  Outpatient

Utah             Salt Lake City          Pharmacy*

Washington       Bellevue                Outpatient

LOCATION (STATE, CITY)                   SERVICE PROVIDED
-------------------------------------    ----------------

                 Seattle                 Pharmacy*


----------

     *    Anticipated service and location upon formation of Stadt Solutions.


CONTRACTS

OUTPATIENT PROGRAMS

         Each Outpatient Program is generally administered and operated pursuant to the terms of written management or administrative contracts with providers. These contracts generally govern the term of the program, the method by which the program is to be managed by the Company, the responsibility of the provider for licensure, billing, insurance and the provision of health care services, and the methods by which the Company will be compensated. The contracts are generally for a stated term between two and five years. Generally, contracts may only be terminated with cause or upon the occurrence of certain material events including changes in applicable laws, rules or regulations.

         Revenues derived by the Company under these contracts generally fit within three types of arrangements: (i) an all-inclusive fee arrangement based on fee-for-service rates which provides that the Company is responsible for substantially all program costs; (ii) a fee-for-service arrangement whereby substantially all program costs are the responsibility of the provider; and
(iii) a fixed fee arrangement. The all-inclusive arrangements were in effect at 34 of the 39 Outpatient Programs operated during fiscal 1998 and constituted approximately 62.4% of the Company's revenues for the year ended April 30, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or CMHCs, require the Company to provide, at its own expense, specific management personnel for each program site. Regardless of the type of arrangement with the provider, all medical services rendered in the programs are provided by the provider.

         A significant number of the Company's contracts require the Company to indemnify the provider for some or all of the management fee paid to the Company if either third-party reimbursement for mental health services provided to patients of the programs is denied or if the management fee paid to the Company is not reimbursable by Medicare. See "Risk Factors -- Dependence Upon Medicare Reimbursement," "-- Sufficiency of Existing Reserves to Cover Reimbursement Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Regulatory Matters."

         In February 1998, the Company announced that Scripps Health had received a letter from an official at Region IX of HCFA, informing Scripps Health that its partial hospitalization programs managed by the Company could no longer be considered "provider based" for Medicare reimbursement purposes. In July 1998, HCFA notified Scripps Health that certain of the programs are approved as "provider based" and that certain other program locations are not "provider based" because they did not meet HCFA's service area requirements. As a result of HCFA's notice, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs and one of the locations was acquired by another provider who engaged the Company to manage the program. While to the Company's knowledge, no other Company programs have received provider based challenges to date, it is possible that these challenges will emerge with other providers and that the Company may not be able to amend its contracts to satisfy HCFA or its provider customers.

         As the Outpatient Programs mature and increase in number, the Company anticipates that as a matter of normal business development, contract terminations may occur on a periodic basis. In the past, if a contract was terminated, the Company has been successful in contracting with another provider in the program's geographic area. There can be no assurance that the Company will be able to successfully replace such terminated contracts or programs in the future.

         The Company's Outpatient Program contracts covering sites operated by hospitals operating under Scripps Health, a San Diego provider, accounted for approximately 13.9% and 12.6% of the Company's revenues for fiscal

1998 and fiscal 1997, respectively. No other provider accounted for more than 10% of the Company's revenues for fiscal 1998.

CASE MANAGEMENT PROGRAMS

         Each Case Management Program is generally administered pursuant to a management and affiliation agreement with a contracting provider and operates through a wholly owned subsidiary of the Company. The Company is responsible for developing and implementing detailed operating protocols relating to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services, and, under certain contracts, the provision of mental health services. Pursuant to the terms of the management and affiliation agreements, the Company manages and operates, on behalf of each case management provider, the delivery of case management and other covered psychiatric services. The case management provider is responsible for staff personnel and program facilities, and retains final discretionary authority to approve the related policy manual, staffing issues and overall program operations.

         The terms of the management and affiliation agreements are six years and may only be terminated for cause upon the occurrence of such events as (i) a loss of accreditation or other required licensing or regulatory qualifications,
(ii) material breach by either party, (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program and (iv) failure to achieve certain performance targets after designated notice and cure periods. In the Fall of 1995, the Company commenced the operation of its Case Management Programs with two case management agencies in Nashville, Tennessee and Memphis, Tennessee. In March and April of 1996, the Company also executed management and affiliation agreements with three CMHCs in Arkansas, which became operational in 1996. In September 1997 and in May 1998 the Company reached agreement with its CMHC providers to close its Case Management Programs in Arkansas. The Company is engaged in arbitration with a case management agency in Memphis regarding disputes involving the management and affiliation agreement. The Company cannot predict the outcome of the arbitration. The Company expects to terminate or substantially restructure the relationship with the case management agency in fiscal 1999. See "Risk Factors --Concentration of Revenues" and "-- Limited Operating History of Case Management Programs."

         Commencing in July 1996, two managed care consortiums became the payors for mental health care services under the Tennessee Tenncare Partners State Medicaid Managed Care Program ("TennCare"). These consortiums, known as Tennessee Behavioral Health ("TBH") and Premier Behavioral Health ("Premier"), were fully at-risk for the approximately 1.2 million individuals who qualified for coverage based on Medicaid eligibility or other indigency standards. The Company has a contract for a Case Management Program with Premier. The Company received notice of termination of its contract with TBH effective December 10, 1997. The parties were unable to negotiate a new contract, however, the Company has continued to provide services to, and receive payments from, TBH at reduced rates. In February 1998, Magellan Health Services, Inc. acquired Merit Behavioral Health Care, Inc. and thus became the managing shareholder of TBH. Magellan, through its Green Spring subsidiary, is also the managing shareholder of Premier. The Company is presently renegotiating its rates with Premier and anticipates that Premier will take over TBH's business, which may result in the Company's contract with Premier applying to all the Company's case management services in Tennessee. Some uncertainty exists as to the future structure of TennCare. See "Risk Factors -- Potential Changes in TennCare."

         Case management contracts in Tennessee accounted for 21.6% and 23.7% of the Company's revenues for fiscal 1998 and fiscal 1997, respectively.

MARKETING AND DEVELOPMENT

         PMR's principal marketing efforts with respect to its Outpatient and Case Management Programs are concentrated in the identification of prospective hospitals, CMHCs and case management agencies which may be suitable providers. Providers that may contract for the Company's services are identified through an analysis of market need, discussions with key individuals in the prospective area, and an assessment of the financial and clinical profile of the provider. The Company also markets the benefits of its Outpatient, Case Management and Urgent Care Programs to managed care organizations and their provider networks as public sector contracts are awarded. The development of the Chemical Dependency Programs focuses on expanding current contractual relationships, obtaining new provider contracts and marketing primarily to at-risk payors where ambulatory chemical dependency services are of significant value.

         The Company's marketing efforts with providers are undertaken by its own marketing and development personnel who focus upon the dissemination of information about the benefits of the Company's programs. The Company believes that its ability to secure new contracts with providers is based on its reputation for quality and the uniqueness of its services in its market areas.

REGULATORY MATTERS

COMPLIANCE WITH MEDICARE GUIDELINES; REIMBURSEMENT FOR PARTIAL HOSPITALIZATION PROGRAMS

         A significant component of the Company's revenues are derived from payments made by providers to the Company for the management and administration by the Company of Outpatient Programs managed for providers. The Company bills its management fee to the provider as a purchased management and administrative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the providers rely upon payment from Medicare. The providers are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the providers submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The providers seek reimbursement of the Company's management fees from these fiscal intermediaries as part of their overall payments from Medicare. Under certain of the Company's contracts the Company is obligated to indemnify the provider for all or some portion of the Company's management fees that may be disallowed to the provider. In the event a significant amount of such fees are disallowed for providers, there could be a material adverse effect upon the Company's financial condition and results of operations. In addition, to the extent that providers who contract with the Company for management services suffer material losses in Medicare payments, there is a greater risk of non-payment by the providers, and a risk that the providers will terminate or not renew their contracts with the Company. Thus, even though the Company is not paid by Medicare, it may be adversely affected by reductions in Medicare payments or other Medicare policies. See "Risk Factors-Dependence Upon Third Party Reimbursement" below and "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

         The Medicare Program is part of a federal health program created in 1965 as part of the federal social security system. It is administered by the U.S. Department of Health and Human Services which has established Health Care Financing Administration ("HCFA") to promulgate rules and regulations governing the Medicare program and the benefits associated therewith.

         Medicare guidelines indicate that, subject to certain regulatory requirements relating to reasonable costs imposed upon a Provider, contract management services may be used in lieu of or in support of in-house staff of the provider and are reimbursable by Medicare. As a general rule, Medicare guidelines indicate that contract management services costs related to furnishing services covered by Medicare are reasonable if the costs incurred are comparable with marketplace prices for similar services. Management of the Company believes that the value of the Company's services is comparable with marketplace prices for similar services.

         HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal number 1303 (effective January 2, 1997) and in subsequent criteria published in Section
230.50 of the Medicare Coverage Manual, HCFA requires partial hospitalization services to be: (i) incident to a physician's service; (ii) reasonable and necessary for the diagnosis or treatment of the patient's conditions; and (iii) provided by a physician with a reasonable expectation of improvement of the patient from the treatment. The Medicare criteria for coverage, specifically what is "reasonable and necessary" in particular cases is a subjective determination on which health care professionals may disagree. Moreover, the fiscal intermediaries which administer the Medicare program and evaluate and process claims for payment, establish local medical review policies which may have a material adverse effect on the Company's results of operations. How Medicare applies its "reasonable and necessary" standard is not always consistent, and that standard may be interpreted in the future in a manner which is more restrictive than currently prevailing interpretations. The Company and its providers have quality assurance and utilization review programs to monitor partial hospitalization programs managed by the Company to ensure that such programs operate in compliance with the Company's understanding of all Medicare coverage requirements.

         All of the partial hospitalization programs managed by the Company are required to be "provider based" programs by HCFA, which administers the Medicare program. This designation is important since partial hospitalization services are covered only when furnished by or "under arrangement" with, a "provider", i.e., a hospital or a CMHC. To the extent that partial hospitalization programs are not operated in a manner which is deemed by HCFA to satisfy its "provider based" criteria, there would not be Medicare coverage for the services furnished at that site under Medicare's partial hospitalization benefit. In August 1996, HCFA published (and in 1998 substantially reissued) criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider based" programs. The proper interpretation and application of these criteria are not entirely clear, and are applied on a case by case basis, thereby creating a risk that some of the sites managed by the Company will be found not to be "provider based." If such a determination is made, HCFA may cease reimbursing for the services of the provider and has not ruled out, in some situations, the possibility that it would seek retrospective recoveries from providers. Any such cessation of reimbursement for services or retrospective recoveries could result in non-payment by providers and have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Dependence Upon Third Party Reimbursement."

         In February 1998, the Company announced that Scripps Health had received a letter from an official at Region IX of HCFA, informing Scripps Health that its partial hospitalization programs managed by the Company could no longer be considered "provider based" for Medicare reimbursement purposes. In July 1998, HCFA notified Scripps Health that certain of the programs were approved as "provider based" and that certain other program locations are not "provider based" because they did not meet HCFA's service area requirements. As a result of HCFA's notice, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs and one of the locations was acquired by another provider who engaged the Company to manage the program. While to the Company's knowledge, no other Company programs have received provider based challenges to date, it is possible that these challenges will emerge with other providers and that the Company may not be able to amend its contracts to satisfy HCFA or its provider customers. See "Business - Contracts - Outpatient Programs."

         Historically, CMHCs, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHCs to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that all the CMHCs which contract with the Company should be found to be in compliance with the applicable requirements, but it is possible that some CMHCs contracting with the Company will be terminated from the Medicare program. It is also possible that the government will attempt to recover payments made to such CMHCs for services which had been furnished by the Company and paid for by Medicare.

CHANGES IN MEDICARE'S COST BASED REIMBURSEMENT FOR PARTIAL HOSPITALIZATION SERVICES

         The Balanced Budget Act of 1997 requires the implementation of a prospective payment system ("PPS") for all outpatient hospital services, including partial hospitalization, for the calendar year beginning January 1, 1999. Under such a system, a predetermined rate would be paid to providers regardless of the provider's reasonable costs. While the actual reimbursement rates have not been determined and thus their effect, positive or negative, is unknown, the Company anticipates that it may need to negotiate modifications to its contracts with providers if the system is implemented. The initial date for publishing the proposed PPS rates was May 1998. Recent concerns over HCFA's compliance with year 2000 computer issues have raised the possibility of significant delays in such implementation. The uncertainty regarding PPS has negatively effected the Company's marketing of new programs due to provider's uncertainty regarding the economic impact of the new rates. While the Company cannot predict the impact of continued delays on the Company's marketing program, it could have a material adverse effect on the Company's ability to sign new contracts and retain existing contracts.

         The Medicare partial hospitalization benefit has a coinsurance feature, which means that the amount paid by Medicare is the provider's reasonable cost less "coinsurance" which is ordinarily to be paid by the patient. The coinsurance amount is 20% of the charges for the services and must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as "allowable Medicare bad debts." The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since most of the patients in programs managed by the Company are indigent or have very limited resources. The Balanced Budget Act of 1997 reduces the amount of Medicare allowable bad debts payable to hospital providers, as follows: 25% for provider fiscal years beginning on or after October 1, 1997; 40% for provider fiscal years beginning on or after October 1, 1998; and 45% for provider fiscal years beginning on or after October 1, 1999. The reduction in "allowable Medicare bad debts" could have a materially adverse effect on Medicare reimbursement to the Company's hospital providers and could further result in the restructuring or loss of Provider contracts with the Company. It is also possible that the reduction in reimbursable allowable bad debt by Medicare could be extended to CMHC providers.

COMPLIANCE WITH MEDICAID REGULATIONS AND POTENTIAL CHANGES

         Since the Company is involved with state Medicaid agencies and with providers whose clients are covered by Medicaid, the Company must comply with the laws and regulations governing such reimbursement. Medicaid is a joint state and federally funded program established as part of the Social Security Act in the mid-1960s to provide certain defined health care benefits to poor, indigent or otherwise eligible general welfare recipients. As states consider methods to control the cost of health care services generally, and behavioral health services specifically, to Medicaid recipients, and because such recipients are, as a group, heavy users of the type of services which the Company offers, the effect of Medicaid reimbursement and regulatory compliance with its rules could be material to the Company's financial condition and results of operations.

         Medicaid funding and the methods by which services are supplied to recipients are changing rapidly. Many states have "carved out" behavioral health services from the delivery of other health services to Medicaid recipients and are separately procuring such services on a capitated basis requiring the contractor, and permitting subcontracted providers, to assume risk.

         The Company cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are ever-increasing uncertain political pressures on such legislatures in terms of controlling and reducing such appropriations. The overall trend is generally to impose lower reimbursement rates and to negotiate reduced contract rates with providers, including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as the Company. Part of the Company's strategy for growth depends upon obtaining continued and increased contracts with managed care organizations to provide behavioral health managed care services to Medicaid recipients. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Many of the patients served in the Outpatient Programs managed by the Company are indigent or have very limited resources. Accordingly, many of those patients have Medicaid coverage in addition to Medicare coverage. In some of the states where the Company furnishes services, the state Medicaid plans have paid the Medicare coinsurance amount. However, under the Balanced Budget Act of 1997, states will no longer have to pay such amounts if the amount paid by Medicare for the service equals or exceeds what Medicaid would have paid had it been the primary insurer. To the extent that states take advantage of this new legislation and refuse to pay the Medicare coinsurance amounts on behalf of the Outpatient Program patients to the extent that they had in the past, it will have an adverse effect on the providers with whom the Company contracts, and thus, may have a material adverse effect on the Company's business, financial condition and results of operations.

COMPLIANCE WITH OTHER STATE REGULATORY CONSIDERATIONS

         The Company is also sensitive to the particular nature of the delivery of behavioral health services and various state and federal requirements with respect to confidentiality and patient privacy. Indeed, federal and state laws require providers of certain behavioral health services to maintain strict confidentiality as to treatment records and, the fact of treatment. There are specific requirements permitting disclosure, but inadvertent or negligent disclosure can trigger substantial criminal and other penalties.

SPECIFIC LICENSING OF PROGRAMS

         The Company's Outpatient Programs are operated as outpatient departments of hospitals or CMHCs, thus subjecting such programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the programs must comply with the requirements of municipal building, health and fire codes. Inclusion of hospital space where the Outpatient Programs are furnished within the hospitals' license, when required under applicable state laws, is a prerequisite to participation in the Medicare programs. Additionally, the Provider's premises and programs are subject to periodic inspection and recertification.

FALSE CLAIMS INVESTIGATIONS AND ENFORCEMENT OF HEALTH CARE FRAUD LAWS

         The Office of the Inspector General within the U.S. Department of Health and Human Services, as well as other federal, state, and private organizations, are aggressively enforcing their interpretation of Medicare and Medicaid laws and policies, and other applicable standards. Often in such enforcement efforts, the government has relied on the Federal False Claims Act. Under that law, if the government prevails in a case, it is entitled to treble damages plus not less than $5,000 nor more than $10,000 per claim, plus reasonable attorney fees and costs. In addition, a person found to have submitted false claims can be excluded from governmental health care programs including Medicare and Medicaid. If a provider contracting with the Company were excluded from governmental health programs, no services furnished by that provider would be covered by any governmental health program. Some of the providers contracting with the Company are reported to be under active investigation for health care fraud, although the Company is not aware of those investigations relating to programs with which the Company is involved. If the Company were excluded from governmental health programs, providers contracting with the Company could not be reimbursed for amounts paid to the Company.

         To prevail in a False Claims Act case, the government need show only that incorrect claims were submitted with "reckless disregard" or in "deliberate ignorance" of the applicable Medicare law. The government does not have to prove that the claims were submitted with the intent to defraud a governmental or private health care payor. The qui tam provisions of the Federal False Claims Act permit individuals also to bring suits under the False Claims Act. The incentive for an individual to do so is that he or she will usually be entitled to approximately 15% to 30% of any ultimate recovery. Under the Federal False Claims Act, the Office of the Inspector General, in conjunction with the Department of Justice, have successfully made demands on thousands of providers to settle alleged improper billing disputes at double damages or more. Although the Company does not bill governmental programs directly, it could possibly be liable under the False Claims Act to the extent that it is found to have "caused" false claims to have been presented.

         In February 1998, the Company announced that an Outpatient Program that it formerly managed in Dallas, Texas was the subject of a civil investigation conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas. See "Item 3. Legal Proceedings."

         In addition, the Company was informed on July 20, 1998 that a qui tam suit had been filed by a former employee of the Company against a subsidiary of the Company. See "Item 3. Legal Proceedings."

         There are many other civil and criminal statutes at the federal and state levels that may penalize conduct related to submitting false claims for health care services or for offering or receiving anything of value in exchange for the referral of patients. The penalties under many of those statutes are severe, and the government often need not prove intent to defraud in order to prevail. Management believes that the Company is in material compliance with applicable regulatory and industry standards. However, in light of the complexity of the policies governing governmental health care programs together with changing and uncertain interpretations of those policies, it is impossible to be absolutely assured that the government (or a qui tam relator in the name of the government) will not assert that some conduct by the Company has given rise to potentially a large liability.

         In the past, there have been occasions when Medicare fiscal intermediaries have denied coverage for all or substantially all of the claims submitted by the providers where the Company had a management contract. Such denials have occurred even though a physician has certified that the Outpatient Program services were medically necessary. Notwithstanding the Company's ongoing efforts to assure that the Outpatient Program services furnished by it under contract are consistent with its understanding of the Medicare coverage criteria, it is possible that there will be future occasions when a substantial number of services furnished at a site managed by the Company will be denied coverage. The Health Insurance Portability and Accountability Act of 1996 grants the U.S. Department of Health and Human Services broad authority to impose civil monetary penalties on providers for certain activities. Among those activities are the repeated submission of claims for services which are not medically necessary. If there were again to be occasions when a Medicare fiscal intermediary denied a large number of claims for a site managed by the Company, it is possible that the government would seek sanctions from the provider and possibly from the Company. While the Company believes that it would be inappropriate for the government to seek such sanctions for services for which the coverage criteria are interpreted differently at different times and which have been ordered by a physician, it is not clear at this time how the government will apply this new authority.

COMPETITION

         In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different health care programs and services. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by the Company are perceived to help contain mental health care costs. Many other companies engaged in the management of outpatient psychiatric programs compete with the Company for the establishment of affiliations with acute care hospitals. Furthermore, while the Company's existing competitors in the case management business are predominantly not-for-profit CMHCs and case management agencies, the Company anticipates that other health care management companies will eventually compete for this business. Many of these present and future competitors are substantially more established and have greater financial and other resources than the Company. In addition, the Company's current and potential providers may choose to operate mental health programs themselves rather than contract with the Company. There can be no assurance that the Company will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the proprietary nature of its policy and procedures manuals as well as the level of service it provides and the expertise of its management and field personnel provides it with a leading position in the development and management of Outpatient Programs. The Company believes that the Case Management Programs provide the means to effectively control costs in a managed, public-sector mental health system by reducing the costs for the population that consumes the largest portion of the treatment dollars, the SMI population. In addition, the Company believes that the Company's case management model provides state-of-the-art treatment and rehabilitation services which serve to upgrade the existing provider network in a community. The Company believes the benefits of its case management model are recognized as a distinguishing feature for public-sector managed care efforts.

         The Company's primary existing competitors in the case management business are predominantly not for profit CMHCs and case management agencies. The Company anticipates that mental health managed care companies will eventually compete for this business. There can be no assurances that the Company will be able to compete successfully with its present or future competitors.

         The specialty pharmacy business is intensely competitive. There are numerous local, regional and national companies which can dispense pharmaceuticals locally or through the mail. There are also numerous companies which provide lab work and analysis services necessary for blood monitoring. Many of these companies have
                                      14.

substantially greater resources than Stadt Solutions. While the Company believes that Stadt Solutions will be the first specialty pharmacy company to focus on SMI and further believes that Stadt Solutions will offer value added disease management services not typically provided by competitors, there can be no assurance that Stadt Solutions will be able to compete successfully with its present or future competitors.

EMPLOYEES

         As of July 15, 1998, PMR employed approximately 818 employees, of which 397 are full-time employees. Approximately 713 employees staff clinical programs and approximately 105 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, human resources and legal areas. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.


RISK FACTORS

         The Company's business is subject to a number of risks, including the risks described in this section and elsewhere in this Annual Report on Form 10-K. The Company's actual results could differ materially from the results projected in this Report or in any other forward-looking statements presented by management from time to time, due to some or all of such risks.

         Dependence Upon Medicare Reimbursement. A significant component of the Company's revenues is derived from payments made by providers to the Company for managing and administering Outpatient Programs for providers. Substantially all of the patients admitted to the Outpatient Programs are eligible for Medicare coverage. A provider's Medicare payments can be adversely affected by actions of HCFA or fiscal intermediaries in several ways including: (i) denials of coverage on claims for services furnished to Medicare eligible patients; (ii) disallowances of costs claimed on the annual cost report on the grounds that such costs are unreasonable, relate to uncovered services or are otherwise non-allowable; or (iii) changes in the law or interpretation of the law governing Medicare coverage and payment. Providers generally seek reimbursement of the Company's management fees from the fiscal intermediaries as part of their overall payments from Medicare, and payment of the Company's management fee may be directly affected by the reimbursement experience of the provider.

         In certain instances, providers are not obligated to pay the Company's management fee if coverage for claims submitted by the provider related to services furnished by the Company are denied by Medicare's fiscal intermediary. In other instances, the Company may be obligated to indemnify a provider to the extent the Company's management fee charged to the provider is disallowed by Medicare's fiscal intermediary for reimbursement. The occurrence of either of these events with respect to a significant number of providers or a significant amount of fees could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         The Company's programs have in the past, and may in the future, from time to time, be subject to Focused Medical Reviews. A "Focused Medical Review" consists of an intensive review by fiscal intermediaries of HCFA, on an industry-wide basis, of certain targeted claims. Focused Medical Reviews may occur for a number of reasons including, without limitation, an intermediary's concern about coverage for claims at a specific site or because HCFA has identified certain services as being at risk of inappropriate program payment. This generally occurs when HCFA identifies significant industry-wide increases in payments for certain types of services, as had been the case with partial hospitalization benefits.

         During 1997 and 1998, HCFA has increased its scrutiny of outpatient psychiatric services due to a significant increase in charges to Medicare for outpatient partial hospitalization and other mental health services. The Company believes that Focused Medical Reviews and related denials are increasing throughout the industry, including at programs managed by the Company. Any denied claims resulting from future Focused Medical Reviews could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business --Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         All of the partial hospitalization programs managed by the Company are required under HCFA's current interpretation of the Medicare regulations, to be "provider based" programs by HCFA. This designation is important since partial hospitalization services are covered only when furnished by or "under arrangement" with, a "provider", i.e., a hospital or a CMHC. To the extent that partial hospitalization programs are not deemed by HCFA to be "provider based" under HCFA's current interpretation of the Medicare regulations, there would not be Medicare coverage for the services furnished at that site under Medicare's partial hospitalization benefit. HCFA has published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider based" programs. The proper interpretation and application of these criteria are not entirely clear, and there is a risk that some of the sites managed by the Company will be found not to be "provider based". If such a determination is made, HCFA may cease reimbursing for the services at the provider, and HCFA has not ruled out the possibility that, in some situations, it would seek retrospective recoveries from providers. Any such cessation of reimbursement for services or retrospective recoveries could result in non-payment by providers and have a material adverse effect on the Company's business, financial condition and results of operations.

         In February 1998, the Company announced that Scripps Health had received a letter from an official at Region IX of HCFA, informing Scripps Health that its partial hospitalization programs managed by the Company could no longer be considered "provider based" for Medicare reimbursement purposes. In July 1998, HCFA notified Scripps Health that certain of the programs are approved as "provider based" and that certain other program locations were not "provider based" because they did not meet HCFA's service area requirements. As a result of HCFA's notice, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs and one of the locations was acquired by another provider who engaged the Company to manage the program. While to the Company's knowledge, no other Company programs have received provider based challenges to date, it is possible that these challenges will emerge with other providers and that the Company may not be able to amend its contracts to satisfy HCFA or its provider customers. In addition, there can be no assurance that HCFA will not challenge the "provider based" status of the Scripps Health program in the future. If the Company is unable to amend its contracts to satisfy any "provider based" challenge in the future, the potential termination of any such contracts could have a material adverse effect upon the Company's business, financial condition and results of operations.

         See "Business -- Contracts -- Outpatient Programs," "-- Regulatory Matters -- Compliance with Medicare Guidelines; Reimbursement for Partial Hospitalization Programs."

         Impact of Health Care Reform and the Balanced Budget Act of 1997. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Changes in the law, new interpretations of existing laws, or changes in payment methodology or amounts may have a dramatic effect on the relative costs associated with doing business and the amount of reimbursement provided by government or other third-party payors. In addition to specific health care legislation, both the Clinton Administration and various federal legislators have considered health care reform proposals intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals have included cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of the Medicaid program. In addition, some states in which the Company operates are considering various health care reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate on these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment, implementation and interpretation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. Accordingly, there can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition and results of operations.

         The Balanced Budget Act of 1997 could adversely affect reimbursements to certain providers and payments to the Company. The Medicare partial hospitalization benefit has a coinsurance feature, which means that the amount paid by Medicare is the provider's reasonable cost less "coinsurance" which is ordinarily to be paid by the patient. The Medicare program has historically paid amounts designated as the patient's coinsurance obligation where the patient is indigent or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts. Those amounts are characterized as "allowable Medicare bad debts." The allowability of bad debts to providers is significant because most of the patients in programs managed by the Company are indigent or have very limited resources. The Balanced Budget Act of 1997 reduces the amount of allowable Medicare bad debts payable to hospital providers, as follows: 25% for provider fiscal years beginning on or after October 1, 1997; 40% for provider fiscal years beginning on or after October 1, 1998; and 45% for provider fiscal years beginning on or after October 1, 1999. The reduction in "allowable Medicare bad debts" could have a material adverse impact on Medicare reimbursement to the Company's hospital Providers and could further result in the restructuring or loss of provider contracts with the Company. It is also possible that the reduction in reimbursable allowable bad debt by Medicare could be expanded to CMHC providers. An adverse effect on Medicare reimbursement to the Company's hospital providers, and if so expanded, on reimbursement to CMHC providers, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         In addition, under the Balanced Budget Act of 1997, state Medicaid plans that have historically paid the Medicare coinsurance amount will no longer have to pay such amounts if the amount paid by Medicare for the service equals or exceeds what Medicaid would have paid had it been the primary insurer. To the extent that states take advantage of this new legislation and refuse to pay the Medicare coinsurance amounts on behalf of the Outpatient Program patients to the degree that they had in the past, it will have an adverse impact on the providers with whom the Company contracts, and thus may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Changes In Medicare's Cost Based Reimbursement For Partial Hospitalization Services" and "-- Compliance With Medicaid Regulations and Potential Changes."

         The PPS to be implemented under the Balanced Budget Act of 1997 could have an adverse effect on the business of certain providers and the Company. While the actual reimbursement rates and methodology for the PPS have not been determined and thus their effect is unknown, the Company may need to negotiate modifications to its contracts with providers, which could have a material adverse effect on the Company's business, financial condition and results of operations. Recent concerns over HCFA's compliance with year 2000 computer issues have raised the possibility of significant delays in the implementation of PPS. The uncertainty regarding PPS has negatively effected the Company's marketing of new programs due to provider's uncertainty regarding the economic impact of the new rates. While, the Company cannot predict the impact of continued delays on the Company's marketing program, it could have a material adverse impact on the Company's ability to sign new contracts and retain existing contracts. See "Business -- Regulatory Matters -- Changes in Medicare's Cost Based Reimbursement For Partial Hospitalization Services."

         Sufficiency of Existing Reserves to Cover Reimbursement Risks. The Company maintains significant reserves to cover the potential impact of two primary uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the management fees owed to it by a provider during the periodic review of the provider's claims by the fiscal intermediaries. The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Regulatory Matters - Compliance with Medicare Guidelines; Reimbursement for Partial Hospitalization Programs.

         Continuity of Management Contracts. Substantially all of the revenues of the Company are derived from contracts with providers, behavioral health organizations and case management agencies. The continued success of the Company is subject to its ability to maintain, renew, extend or replace existing management contracts and obtain new management contracts. These contracts generally have defined terms of duration and many have automatic renewal provisions. The contracts often provide for early termination either by the provider if specified performance criteria are not satisfied or by the Company under various other circumstances.

         Contract renewals and extensions are likely to be subject to competing proposals from other contract management companies as well as consideration by certain providers to terminate their mental health programs or convert their mental health programs from independently managed programs to programs operated internally. There can be no assurance that any provider or case management agency will continue to do business with the Company following expiration of its management contract or that such management contracts will not be terminated prior to expiration. In addition, any changes in the Medicare or Medicaid program which have the effect of limiting or reducing reimbursement levels for mental health services provided by programs managed by the Company could result in the early termination of existing management contracts and could adversely affect the ability of the Company to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a significant number of management contracts could result in a significant decrease in the Company's net revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Contracts."

         Potential Changes in TennCare. The Company has a contract for a Case Management Program with Premier. In addition, the Company is presently renegotiating its rates with Premier. The Company previously received a notice of termination of its contract with TBH. The Company anticipates that Premier may take over TBH's business, possibly resulting in the Company's contract with Premier applying to all of the Company's case management services in Tennessee. However, there can be no assurance that the Company's relationship with Premier and TBH will be resolved as currently anticipated by the Company, and there can be no assurance that the ultimate resolution of such matters will not have a material adverse effect on the Company's business, financial condition and results of operations. The TennCare program has been subjected to substantial criticism which could result in structural changes which the Company cannot predict with any degree of certainty, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company is in the process of arbitrating its agreement with a case management agency in Memphis and anticipates terminating or substantially restructuring the agreement. See "Business -- Contracts -- Case Management Programs." While the Company does not anticipate that the outcome of this arbitration will have a material adverse effect on the Company's business, the Company cannot predict the outcome of this matter or other potential related changes or outcomes, with any degree of certainty, and such results could individually or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations.

         Concentration of Revenues. For fiscal 1998, only one provider accounted for more than 10% of the Company's revenue. In addition, although not attributed to a particular "customer," the Case Management Programs accounted for 22.4% of the Company's revenue for fiscal 1998. These programs were largely operated under contracts with two managed care consortiums in the State of Tennessee and management agreements with two case management agencies. A termination or non-renewal of any of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Potential Changes in TennCare," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business --Programs and Operations" -- Case Management Programs" and "Contracts -- Case Management Programs."

         Limited Operating History of Case Management Programs. The operations of the Company's Case Management Programs are subject to limited operating history. Thus, the success of these programs will be dependent upon the Company's ability to manage and expand operations effectively, control costs and recognize operating efficiencies. By virtue of the lack of operating history, there can be no assurance that the Company will be able to maintain these operations at their current level or expand these programs in the future. See "Risk Factors -- Potential Changes in TennCare," "-- Concentration of Revenues" and "Business -- Programs and Operations" "-- Case Management Programs" and "Contracts -- Case Management Programs."

          Government Regulation. Mental health care is an area subject to extensive regulation and frequent changes in those regulations. Changes in the laws or new interpretations of existing laws can have a significant effect on the methods of doing business, costs of doing business and amounts of reimbursement available from governmental and other payors. In addition, a number of factors, including changes in the healthcare industry and the availability of investigatory resources, have resulted in increased scrutiny, inquiry and investigations by various federal and state regulatory agencies relating to the operation of healthcare companies, including the Company. The Company is and will continue to be subject to varying degrees of regulation, licensing, inquiry and investigation by health or social service agencies and other regulatory and enforcement authorities in the various states and localities in which it operates or intends to operate. The Company's business is subject to a broad range of federal, state and local requirements including, but not limited to, fraud and abuse laws, licensing and certification standards, and regulations governing the scope and quality of care. Violations of these requirements may result in civil and criminal penalties and exclusions from participation in federal and state-funded programs. The Company at all times attempts to comply with all such laws including applicable Medicare and Medicaid regulations; however, there can be no assurance that the expansion or interpretation of existing laws or regulations, or the imposition of new laws or regulations, will not have a material adverse effect on the Company's provider relationships or the Company's business, financial condition and results of operations.

         The U.S. Department of Health and Human Services has established HCFA to administer and interpret the rules and regulations governing the Medicare program and the benefits associated therewith. Applicable Medicare guidelines permit the reimbursement of contracted management services provided that, among other things, the associated fees are "reasonable." As a general rule, Medicare guidelines indicate that the costs incurred by a provider for contract management services relating to furnishing Medicare-covered services are deemed "reasonable" if the costs incurred are comparable with marketplace prices for similar services. Although management believes that the Company's charges for its services are comparable with marketplace prices for similar services, the determination of reasonableness may be interpreted by HCFA or a fiscal intermediary in a manner inconsistent with the Company's belief. Notwithstanding the Company's belief, a determination that the Company's management fees may not be "reasonable" may have a material adverse effect on the Company's business, financial condition and results of operations.

         HCFA requires that partial hospitalization programs must meet certain published criteria to qualify for Medicare funding, including that the partial hospitalization services be reasonable and necessary for the diagnosis or treatment of the patient's condition. The Medicare criteria for coverage, specifically what is "reasonable and necessary" in particular cases, is a subjective determination on which health care professionals may disagree. Moreover, the fiscal intermediaries which administer the Medicare program and evaluate and process claims for payment, establish local medical review policies which may have a material adverse effect on the Company's results of operations. Medicare does not always apply its "reasonable and necessary" standard consistently, and that standard may be interpreted in the future in a manner which is more restrictive than currently prevailing interpretations. Although the Company and its providers have quality assurance and utilization review programs to ensure that the partial hospitalization programs managed by the Company are operating in compliance with the Company's understanding of all Medicare coverage requirements, there can be no assurance that in the future certain aspects of the Company's programs will not be found to have failed to satisfy all applicable criteria for Medicare eligibility. See "Business -- Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         In February 1998, the Company announced that an Outpatient Program that it formerly managed in Dallas, Texas was the subject of a civil investigation conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas. The investigation resulted from a HCFA review of certain partial hospitalization services rendered by the program. As of July 27, 1998, no formal complaint, demand, or additional request for information has been made by the investigating agencies. The Company is unable to predict the impact, if any, on the Company's business, financial condition or results of operations, which may result from the investigation or any claim or demand which may arise therefrom. See "Business -- Regulatory Matters -- False Claims Investigations And Enforcement Of Health Care Fraud Laws."

         The Company was informed that a qui tam suit had been filed by a former employee of the Company against a subsidiary of the Company. The Company is unable to predict the impact, if any, that the claim and ultimate resolution thereof may have on the Company's business, financial condition or results of operations. See "Item 3. Legal Proceedings."

         Historically, CMHCs, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHCs to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that all the CMHCs that contract with the Company should be found in compliance with the applicable requirements. However, there can be no assurance that some CMHCs contracting with the Company will not be terminated from the Medicare program or that the government will not attempt to recover payments made to such CMHCs for services, including payments relating to the Company's services, which had been furnished and paid for by Medicare. See "Business -- Regulatory Matters."

         Risks Associated with Acquisitions. The Company currently intends as part of its business strategy to pursue acquisitions of complementary businesses as it seeks to compete in the rapidly changing healthcare industry. Acquisitions involve numerous risks, including difficulties in assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. The Company's management will be required to devote substantial time and attention to the integration of any such businesses and to any material operational or financial problems arising as a result of any such acquisitions. There can be no assurance that operation or financial problems will not occur as a result of any such acquisitions. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company intends to continue to evaluate potential acquisitions of, or investments in, companies which the Company believes will complement or enhance its existing business. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets which could adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will consummate any acquisition in the future or if consummated, that any such acquisition will ultimately be beneficial to the Company.


         Management of Rapid Growth. The Company expects that its outpatient psychiatric management services business and the number of its Outpatient, Case Management and Chemical Dependency Programs may increase significantly as it pursues its growth strategy. If it materializes, this rapid growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems, and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

         Dependence on Key Personnel. The Company depends, and will continue to depend, upon the services of its current senior management for the management of the Company's operations and the implementation of its business strategy. In addition, the Company's success is also dependent upon its ability to attract and retain additional qualified management personnel to support the Company's growth. The loss of the services of any or all such individuals or the Company's inability to attract additional management personnel in the future may have a material adverse effect on the Company's business, financial condition and results of operations. The Company presently has no employment agreements with any of its senior executive officers.

         The Company's success and growth strategy also will depend on its ability to attract and retain qualified clinical, marketing and other personnel. The Company competes with general acute care hospitals and other health care providers for the services of psychiatrists, psychologists, social workers, therapists and other clinical personnel. Demand for such clinical personnel is high and they are often subject to competing offers. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary to support its business in the future. Any such inability may have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition. In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different health care programs and services. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by the Company are perceived to help contain mental health care costs. Many other companies engaged in the management of outpatient psychiatric programs compete with the Company for the establishment of affiliations with acute care hospitals. Furthermore, while the Company's existing competitors in the case management business are predominantly not-for-profit CMHCs and case management agencies, the Company anticipates that other health care management companies will eventually compete for this business. Many of these present and future competitors are substantially more established and have greater financial and other resources than the Company. In addition, the Company's current and potential providers may choose to operate mental health programs themselves rather than contract with the Company. There can be no assurance that the Company will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

         The specialty pharmacy business is intensely competitive. There are numerous local, regional and national companies which can dispense pharmaceuticals locally or through the mail. There are also numerous companies which provide lab work and analysis services necessary for blood monitoring. Many of these companies have substantially greater resources than Stadt Solutions. While the Company believes that Stadt Solutions will be the first specialty pharmacy company to focus on SMI and further believes that Stadt Solutions will offer value added disease management services not typically provided by competitors, there can be no assurance that Stadt Solutions will be able to compete successfully with its present or future competitors.

         Availability and Adequacy of Insurance. The provision of mental health care services entails an inherent risk of liability. In recent years, participants in the industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. The Company currently maintains annually renewable liability insurance intended to cover such claims and the Company believes that its insurance is in conformity with industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company not covered by, or in excess of, the Company's insurance coverage could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, claims asserted against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's reputation and ability to expand its business, and could require management to devote time to matters unrelated to the operation of the Company's business. There can be no assurance that the Company will be able to obtain liability insurance coverage on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims.

          Shares Eligible For Sale. Sales by holders of substantial amounts of Common Stock could adversely affect the prevailing market price of the Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 ("Rule 144") under the Securities Act. As of July 24, 1998, the Company had 6,959,810 shares of Common Stock outstanding. Of these shares, the officers and directors of the Company and their affiliates own 2,172,420 shares and may acquire up to 768,175 shares that may be issued upon the exercise of outstanding stock options and warrants. These outstanding shares and shares issued upon the exercise of the options and warrants are considered "restricted securities" and may be sold, subject to the volume limitations under Rule 144.

         Possible Volatility of Stock Price. The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including, but not limited to, the liquidity of the market for the Common Stock, variations in the Company's quarterly results of operations, revisions to existing earnings estimates by research analysts and new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the health care industry generally or mental health services in particular, some of which are unrelated to the Company's operating performance. In addition, the stock market in recent years has generally experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock.

         Concentration of Ownership, Anti-Takeover Provisions. The officers and directors of the Company and their affiliates own over 20% of the Company's issued and outstanding Common Stock (and over 30% including shares issuable upon currently exercisable stock options and warrants). Although the officers and directors do not have any arrangements or understandings among themselves with respect to the voting of the shares of Common Stock beneficially owned by such persons, such persons acting together could elect a majority of the Company's Board of Directors and control the Company's policies and day-to-day management. The Company's Board of Directors has the authority, without action by the stockholders, to issue shares of preferred stock and to fix the rights and preferences of such shares. The ability to issue shares of preferred stock, together with certain provisions of Delaware law and certain provisions of the Company's Restated Certificate of Incorporation, such as staggered terms for directors, limitations on the stockholders' ability to call a meeting or remove directors and the requirement of a two-thirds vote of stockholders for amendment of certain provisions of the Restated Certificate of Incorporation or approval of certain business combinations, may delay, deter or prevent a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of, and the voting and other rights of the holders of, the Common Stock.

         Year 2000 Compliance. The year 2000 issue is the result of computer applications being written using two digits rather than four to define the applicable year. Computer applications may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations causing disruption of operations. The Company has reviewed its material computer applications for year 2000 compliance and is working with vendors and suppliers to make its computer applications year 2000 compliant. However, if any such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

         The Company has not determined whether and to what extent computer applications of contract providers and Medicare and other payors will be year 2000 compliant. In addition, the Company has not determined the extent to which any disruption in the billing practices of providers or the payment practices of Medicare or other payors caused by the year 2000 issues will affect the Company's operations. However, any such disruption in the billing or reimbursement process could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion And Analysis of Financial Condition And Results of Operations -- Impact of Year 2000 Computer Issues."

ITEM 2.  PROPERTIES

         The Company owns no real property, but currently leases and subleases approximately 205,000 square feet comprised of (i) a lease for the Company's corporate headquarters expiring on April 3, 2002, (ii) two leases for regional administration offices expiring in July 2001 and September 2001, respectively, and (iii) thirty (30) leases for program sites, averaging three years duration, none of which extend beyond 2002. The Company carries property and liability insurance where required by lessors and sublessors. The Company believes that its facilities are adequate for its short term needs. Leases and sub-leases, other than the short-term and month-to-month leases, generally provide for annual rental adjustments which are either indexed to inflation or have been agreed upon, and typically provide for termination on not less than ninety (90) days' written notice.

ITEM 3.  LEGAL PROCEEDINGS

         In February 1998, the Company announced that it had been informed that the Outpatient Program that it formerly managed in Dallas, Texas is the subject of a civil investigation being conducted by the U.S. Department of Health and Human Services' Office of inspector General and the U.S. Attorney's office in Dallas, Texas (collectively the "Agencies"). The investigation resulted from a HCFA review of the eligibility for payment under Medicare's coverage guidelines of certain partial hospitalization services rendered by the program. As of July 27, 1998, no formal complaint, demand, or additional request for information has been made by the investigating agencies.

         A representative of the Agencies has indicated that the investigation is civil in nature and focuses on eligibility of patients for partial hospitalization services. The eligibility determinations for participation at the Dallas program were made by board certified or board eligible psychiatrists. The Company is cooperating fully with the Agencies.

         Due to the preliminary nature of the investigation, the Company is unable to predict the ultimate outcome of the investigation, or the material impact, if any, on the Company's business, financial condition or results of operations. See "Risk Factors -- Government Regulation."

         The Company is engaged in disputes with TBH regarding certain payments made to the Company for case management services provided by the case management agencies. TBH has made a claim based on a sample audit, for approximately $4.2 million relating to payments made to the Company for case management services. The Company believes that the claim is without merit and is in the process of discussing the issue with TBH. The matter may be referred to arbitration if the parties do not resolve the dispute.

         The Company is engaged in arbitration with a case management agency in Memphis regarding disputes involving the management and affiliation agreement. The Company cannot predict the outcome of the arbitration. The Company expects to terminate or restructure substantially the relationship with the case management agency in fiscal 1999. See "Risk Factors -- Potential Changes in TennCare."

         A qui tam suit has been filed by Anastasios Giorgiadis, a former employee of the Company, against a subsidiary of the Company in Federal District Court in the Southern District of California. This suit was filed under seal and the Company was first informed of it on July 20, 1998. The suit alleges a broad range of improper conduct relating to the quality of services furnished by the Company, the medical necessity of the services furnished by the Company, and the accuracy of billing for services furnished by the Company and by physicians who admit patients to the programs managed by the Company, and other matters. The suit was filed by a former employee who previously had filed a separate action for wrongful termination. The Company prevailed in that wrongful termination case when the court dismissed the case by granting the Company's motion for summary judgment. The allegations in the wrongful termination case were very similar to the allegations in the pending qui tam case. Notwithstanding the similarity between the allegations in the wrongful termination case and the qui tam case, the Company cannot give any assurances with respect to the ultimate outcome of the qui tam case or its effect on the Company's business, financial condition or results of operations.

         Under the False Claims Act, the Department of Justice must inform the court whether it will intervene and take control of the qui tam suit. In this case, the Department of Justice has not yet made that decision, but rather is conducting an investigation. The Company has met with the Assistant United States Attorney who is coordinating the government's investigation of this case, and the Company has agreed to furnish certain documentation to the government. The Company is unable to predict the impact, if any, on the Company's business, financial condition, or results of operations which may result from the investigation, or any claims which may arise therefrom. See "Risk Factors -- Government Regulation."

         The Company is not a party to any other material legal proceedings required to be reported hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company held a special meeting of the stockholders on March 5, 1998 to approve an amendment to the Company's Restated Certificate of Incorporation (the "Restated Certificate") to increase the authorized number of shares of Common Stock and to clarify certain provisions of the Restated Certificate relating to the Board of Directors' authority to issue preferred stock, the limitation of directors' personal liability under the Delaware General Corporation Law and indemnification of officers, directors, employees and agents of the Company (collectively the "Amendment").

         The Amendment was approved with 4,927,085 votes in favor, 93,335 votes against and 32,448 abstentions.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company and their ages and positions at April 30, 1998, are as follows:

NAME                                  AGE          POSITION
----                                  ---          --------
Allen Tepper....................      50     Chief Executive Officer

Fred D. Furman..................      50     President

Mark P. Clein...................      39     Executive Vice President and Chief
                                             Financial Officer

Susan D. Erskine................      46     Executive Vice President-
                                             Development, Secretary and
                                             Director

Daniel L. Frank.................      41     President of Disease Management
                                             Division

Charles E. Galetto..............      47     Senior Vice President - Finance and
                                             Treasurer

------------

         Allen Tepper co-founded the Company in 1988, has served as Chairman and Chief Executive Officer of the Company since October 1989 and previously served as President from October 1989 to April 1997. Mr. Tepper co-founded Consolidated Medical Corp., which was engaged in out-patient clinic management for acute care hospitals in the Philadelphia area. The company was subsequently sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

         Fred D. Furman has served as President of the Company since April 1997. Previously, he held the position of Executive Vice President -- Administration and General Counsel from March 1995 to April 1997. Prior to joining the Company, Mr. Furman was a partner at Kleinbard, Bell and Brecker, a Philadelphia law firm from 1980 to March 1995. Mr. Furman is a member of the National Health Lawyers Association. He holds a Juris Doctor degree and a Bachelors degree from Temple University.

         Mark P. Clein has served as Executive Vice President and Chief Financial Officer of the Company since May 1996. Prior to joining the Company, Mr. Clein was a Managing Director of Health Care Investment Banking for Jefferies & Co., an investment banking firm, from August 1995 to May 1996, a Managing Director of Rodman & Renshaw, Inc., an investment banking firm, from March 1995 to August 1995, a Managing Director of Mabon Securities Corp., an investment banking firm, from March 1993 to March 1995, a Vice President with Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc., from May 1991 to March 1993, and a Vice President and partner with Merrill Lynch Venture Capital, Inc. from 1982 to February 1990 and from August 1990 to February 1991. Mr. Clein holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of North Carolina.

         Susan D. Erskine co-founded the Company in 1988 and has served as Executive Vice President, Secretary and a director of the Company since October 1989. Ms. Erskine previously served in several operational and marketing management positions with acute care hospitals and health care management organizations. Ms. Erskine holds a Masters in Health Science degree and completed post-graduate work at Stanford University in Education and Psychology, and she holds a Bachelors degree from the University of Miami.

         Daniel L. Frank has served as President of the Disease Management division of the Company since April 1998. This division is responsible for the development of Stadt Solutions and its integrated managed care initiative. Mr. Frank has also served as a director of the Company since 1992. Previously, Mr. Frank was President of Coram Healthcare's Lithotripsy division from 1996 until its sale in 1997. Prior to that, Mr. Frank was Chief Executive Officer of Western Medical Center - Anaheim and Santa Ana Health, Inc. from 1993 to 1996. From 1991 to 1993, he was President of Summit Ambulatory Network.

         Charles E. Galetto has served as Senior Vice President-Finance and Treasurer of the Company since August 1997. Prior to joining the Company, Mr. Galetto was Vice President-Corporate Controller of Medtrans, a medical transportation company, from June 1996 to July 1997 and Vice President, Chief Financial Officer, Treasurer and Secretary of Data/Ware Development, Inc., a computer hardware and software developer, from 1989 to May 1996. Mr.
Galetto holds a Bachelors degree from Wayne State University.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     MARKET INFORMATION

         The Company's Common Stock (NASDAQ symbol "PMRP") is traded publicly through the NASDAQ National Market System. The following table represents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions:

QUARTERS FOR THE YEAR ENDED APRIL 30, 1998                  HIGH              LOW
                                                            ----              ---
         FIRST QUARTER                                      $24.13           $16.88
         SECOND QUARTER                                     $24.50           $19.13
         THIRD QUARTER                                      $23.63           $17.00
         FOURTH QUARTER                                     $19.50           $10.50

QUARTERS FOR THE YEAR ENDED APRIL 30, 1997

         FIRST QUARTER                                      $15.50           $8.50
         SECOND QUARTER                                     $35.25           $14.13
         THIRD QUARTER                                      $31.44           $20.25
         FOURTH QUARTER                                     $29.75           $16.75


(b)       HOLDERS

         As of July 23, 1998 there were 89 holders of record of the Company's Common Stock.

(c)      DIVIDENDS

         It is the policy of the Company's Board of Directors to retain earnings to support operations and to finance continued growth of the Company rather than to pay dividends. The Company has never paid or declared any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit facility contains certain restrictions and limitations, including the prohibition against payment of dividends on Common Stock.

(d)      RECENT SALES OF UNREGISTERED SECURITIES

         From May 1, 1997 to April 30, 1998, the Company has sold and issued (without payment of any selling commission to any person) the following unregistered securities:

         On May 1, 1997, the Company issued a Warrant to purchase up to 5,000 shares of Common Stock to each of Case Management, Inc. and Mental Health Cooperative, Inc. in connection with Management and Affiliation Agreements with each of them. The Warrants were issued in connection with services provided under Management and Affiliation Agreements, based on the program's satisfaction of certain revenue-based threshold requirements. Each Warrant is exercisable for 5 years at an exercise price equal to the average closing price of the Company's common stock on the Nasdaq National Market for the 10 trading days prior to April 30, 1997 (subject to adjustment upon certain events as described in the Warrants.) The proceeds to be received, if any, upon exercise of the warrant are anticipated to be used for operating capital. The issuance of the Warrants were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included elsewhere herein.

                                                        YEARS ENDED APRIL 30
                                   ----------------------------------------------------------------
                                     1998          1997         1996          1995           1994
                                   -------      --------      -------       --------       --------
                                              (in thousands, except per share amounts)

INCOME STATEMENT INFORMATION
Revenues                          $ 67,524      $ 56,637      $ 36,315      $ 21,747       $ 22,786
Net Income (loss)                    1,458         3,107           918        (2,352)           825
Net Income (loss) per share
  Basic                                .24           .66           .26          (.71)           .25
  Diluted                              .22           .55           .23          (.71)           .25

WEIGHTED SHARES OUTSTANDING
  Basic                              6,053         4,727         3,484         3,336          3,228
  Diluted                            6,695         5,646         4,471         3,336          3,347


                                                            AS OF APRIL 30
                                   ----------------------------------------------------------------
                                     1998          1997         1996          1995           1994
                                   -------      --------      -------       --------       --------
BALANCE SHEET INFORMATION
Working Capital                   $ 51,820      $ 17,036      $ 10,911      $  8,790       $  7,705
Total Assets                        70,449        32,450        21,182        14,811         13,671
Long Term Debt                         392             0             0           126            320
Total Liabilities                   16,903        16,202        12,070         7,749          5,972
Stockholders' Equity                53,546        16,248         9,112         7,062          7,699


                                                        QUARTERS FOR THE YEARS ENDED
                         ------------------------------------------------------------------------------------------------------
                                        APRIL 30, 1998                                          APRIL 30, 1997
                         ------------------------------------------------       -----------------------------------------------
                           7/31/97      10/31/97      1/31/98     4/30/98        7/31/96     10/31/96      1/31/97      4/30/97
                         ---------      --------      -------     -------        -------     --------      -------      -------
                                                  (in thousands, except per share amounts)

REVENUES                    16,177       17,561       16,522       17,264        13,028       14,293       14,190       15,126
NET INCOME (LOSS)              970        1,162        1,327       (2,001)          583          799          831          894
NET INCOME (LOSS) PER
SHARE
  Basic                        .19          .22          .19         (.29)          .14          .16          .17          .19
  Diluted                      .17          .19          .18         (.29)          .12          .14          .14          .15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the more detailed information and consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors," as well as those discussed elsewhere in this document.

OVERVIEW

         PMR is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with SMI. PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 37 Outpatient Programs, two Case Management Programs and four Chemical Dependency Programs. Stadt Solutions, upon formation, will offer a specialty pharmacy program for individuals with SMI, initially serving approximately 6,000 individuals through fourteen pharmacies in thirteen states. Stadt Solutions will also receive the Company's clinical research and information business upon formation. Including Stadt Solutions, PMR will operate in approximately twenty-three states and is expected to employ or contract with more than 400 mental health and pharmaceutical professionals and provide services to approximately 11,000 individuals diagnosed with SMI. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

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

SOURCES OF REVENUE

         Outpatient Programs. Outpatient Programs operated by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) an all-inclusive fee arrangement based on fee-for-service rates which provides that the Company is responsible for substantially all program costs; (ii) a fee-for-service arrangement under which substantially all program costs are the responsibility of the provider; and (iii) a fixed fee arrangement. The all-inclusive arrangements are in effect at 34 of the 39 Outpatient Programs operated during fiscal 1998 and constituted 62.4% of the Company's revenue for the year ended April 30, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or CMHCs, require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

         Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's management fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of April 30, 1998, the Company had recorded $7.5 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 1998. See "Risk Factors -- Dependence Upon Medicare Reimbursement" and "-- Sufficiency of Existing Reserves to Cover Reimbursement Risks."

         Case Management Programs. For its Case Management Programs in Tennessee, the Company receives a monthly case rate payment from the managed care consortiums responsible for managing the TennCare program and is responsible for planning, coordinating and managing psychiatric case management services for its consumers who are eligible to participate in the TennCare program. The Company also is responsible for providing a portion of the related outpatient clinical care under certain of the agreements. Revenue under the TennCare program is recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The urgent care program receives interim payments which are adjusted based on inpatient utilization statistics which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends. See "Risk Factors -- Potential Changes in TennCare," "-- Concentration of Revenues" and "-- Limited Operating History of Case Management Programs."

         Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered. In Arkansas, the Company managed detoxification and dual diagnosis programs for individuals eligible for public sector reimbursement. The Company generated revenue based on a combination of state-funded grants and Medicaid fee-for-service reimbursement. Revenue was recognized in the period in which the related service was delivered. The Arkansas programs were terminated as of June 30, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:

                                                   YEAR ENDED APRIL 30,
                                             -------------------------------
                                             1998         1997          1996
                                             ----         ----         -----
Revenue..................................... 100.0%       100.0%       100.0%
Operating expenses..........................  71.5         73.7         78.4
Marketing, general and administrative.......  13.6         10.7         11.1
Provision for bad debts.....................   7.6          5.4          4.0
Depreciation and amortization...............   1.6          1.2          1.6
Special Charge                                 3.8          -            -
Interest (income), expense..................  (1.8)        (0.4)         0.0
                                             ----          ----         ----
Total expenses..............................  96.3         90.6         95.1
                                             -----         ----         ----
Income before income taxes                     3.7%         9.4%         4.9%
                                             =====         ====         ====

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

         REVENUE. Revenue increased from $56.6 million for the year ended April 30, 1997 to $67.5 million for the year ended April 30, 1998, an increase of $10.9 million, or 19.2%. The Outpatient Programs recorded revenue of $49.4 million, an increase of 23.5% as compared to fiscal 1997. The growth in Outpatient Programs was the result of the addition of nine new programs in fiscal 1998 and increases in "same-site" revenues of 11.7% compared to fiscal 1997. The remainder of the increase in revenue came from the growth in Case Management Programs in Tennessee and Arkansas, which recorded revenue of $15.1 million, an increase of $1.4 million or 10.4% as compared to fiscal 1997. Revenue from the Chemical Dependency Programs was $3.0 million, an increase of 1.0% as compared to fiscal 1997. The Company is currently in the process of terminating or restructuring its relationship with a Tennessee case management agency and during fiscal 1998 terminated its Arkansas Case Management Programs. See "Business -- Programs and Operations -- Case Management Programs."

         OPERATING EXPENSES. Operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for the administering the programs. Operating expenses increased from $41.7 million for the year ended April 30, 1997 to $48.2 million for the year ended April 30, 1998, an increase of $6.5 million, or 15.6%. As a percentage of revenue, operating expenses were 71.5%, down from 73.7% for the year ended April 30, 1997. The improvement in the operating expense ratio was due to reductions in certain expenses as well as operating leverage realized as a result of revenue growth in the Outpatient and Case Management Programs which was spread across existing fixed and semi-variable cost structures.

         MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased from $6.0 million for the year ended April 30, 1997 to $9.2 million for the year ended April 30, 1998, an increase of $3.2 million, or 53.3%. The increase was due to investment in both the regional and home offices to support existing and anticipated programs. As a percentage of revenue, marketing, general and administrative expenses were 13.6% for the year ended April 30, 1998, as compared to 10.7% for the year ended April 30, 1997.

         PROVISION FOR BAD DEBTS. Provision for bad debt expense increased from $3.1 million for the year ended April 30, 1997 to $5.1 million for the year ended April 30, 1998, an increase of $2.0 million, or 64.5%. The increase was due to anticipated difficulties associated with collection of receivables relating to program locations closed in the fourth quarter of fiscal 1998. As part of a special charge in the fourth quarter of fiscal 1998, the Company recorded approximately $2.4 million in additional bad debt expenses associated with the closed programs.

         SPECIAL CHARGE. A Special Charge of $5.0 million was recorded in the fourth quarter to provide for costs associated with closing several programs, resolving the provider based status associated with the Scripps Health programs and resolving other regulatory matters. Included in this charge is a $2.4 million bad debt expense which was recorded in provision for bad debts. The remaining $2.6 million was allocated to program closing costs which were $1.4 million and costs associated with noncancelable contract obligations which were $1.2 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $701,000 for the year ended April 30, 1997 to $1,065,000 for the year ended April 30, 1998, an increase of $364,000 or 51.9%. The increase was due to additional capital expenditures associated with the start-up of new programs during fiscal 1998 and as well as equipment and leasehold improvements associated with the Company's corporate office.

         INTEREST (INCOME), EXPENSE. Interest income increased from $217,000 for the year ended April 30, 1997 to $1,187,000 for the year ended April 30, 1998, an increase of $970,000 or 447.0%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's common stock offering in October 1997.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased from $5.3 million for the year ended April 30, 1997 to $2.5 million for the year ended April 30, 1998, a decrease of $2.8 million, or 52.8%. Income before income taxes as a percentage of revenue decreased from 9.4% to 3.7% over this period of time.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

         REVENUE. Revenue increased from $36.3 million for the year ended April 30, 1996 to $56.6 million for the year ended April 30, 1997, an increase of $20.3 million, or 56.0%. The Outpatient Programs recorded revenue of $40.0 million, an increase of 49.3% as compared to fiscal 1996. This increase was the result of same-site increases in revenue of 40.0% compared to fiscal 1996 and the gross addition of eight new programs in fiscal 1997. The remainder of the increase in revenue came predominantly from the growth in Case Management Programs in Tennessee and the introduction of Case Management Programs in Arkansas, which recorded revenue of $13.7 million, an increase of 80.3% as compared to fiscal 1996. Revenue from the Chemical Dependency Programs was $2.9 million, an increase of 54.4% as compared to fiscal 1996. This increase was attributable to a full year of operation of the Little Rock public sector program in Arkansas and to growth in the managed care business in California.

         OPERATING EXPENSES. Operating expenses increased from $28.5 million for the year ended April 30, 1996 to $41.7 million for the year ended April 30, 1997, an increase of $13.2 million, or 46.3%. Of this increase, $5.4 million, or 40.9%, resulted from the effect of a full year of operations of the Case Management Programs in Tennessee and the launch of the Case Management Programs in Arkansas. The remainder of the increase in operating expenses was associated primarily with increased costs to support the revenue growth at existing Outpatient Programs and the net addition of six Outpatient Programs during fiscal 1997.

         MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased from $4.0 million for the year ended April 30, 1996 to $6.0 million for the year ended April 30, 1997, an increase of $2.0 million, or 50.0%. The increase was related to the following factors: (i) the reorganization of the Company into three regions; (ii) the significant investment in the Mid-America region to prepare for anticipated growth associated with an enabling agreement with Columbia/HCA Healthcare Corporation;
(iii) the start-up of the site management and clinical information initiative; and (iv) increases in personnel associated with information systems, development and utilization review.

         PROVISION FOR BAD DEBTS. Provision for bad debt expense increased from $1.4 million for the year ended April 30, 1996 to $3.1 million for the year ended April 30, 1997, an increase of $1.7 million, or 121.4%. This increase was due to an increase in the percentage for bad debt from 4.0% in fiscal 1996 to 5.4% in fiscal 1997, which resulted in part from higher rates of indigent clients in the Case Management Programs, limited collection experience in the Case Management Programs and in the Chemical Dependency Programs in Arkansas, and a more conservative percentage for denials by third-party payors.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $596,000 for the year ended April 30, 1996 to $701,000 for the year ended April 30, 1997, an increase of $105,000, or 17.6%. The increase was due to additional capital expenditures associated with the start-up of eight new Outpatient Programs and increased capital expenditures for information systems.

         INTEREST (INCOME), EXPENSE. Interest expense decreased from $2,000 for the year ended April 30, 1996 to interest income of $217,000 for the year ended April 30, 1997, an increase of $219,000. The improvement was due to higher cash and cash equivalent balances and the absence of bank debt in fiscal 1997.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased from $1.8 million for the year ended April 30, 1996 to $5.3 million for the year ended April 30, 1997, an increase of $3.5 million, or 194.4%. Income before income taxes as a percentage of revenue increased from 4.9% to 9.4% over this period of time.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended April 30, 1998, net cash used in operating activities was $3.0 million. Working capital at April 30, 1998 was $51.8 million, an increase of $34.8 million, or 204.2%, as compared to working capital at April 30, 1997. Cash and cash equivalents and short-term investments at April 30, 1998 were $38.8 million, an increase of $28.7 million, or 286.0% as compared to April 30, 1997. The increase in working capital, cash and cash equivalents and short-term investments was due to the completion of a public offering of shares of common stock of the Company during October 1997, which resulted in net proceeds of $33.1 million, which was offset by cash used to finance operating activities.

         The use of cash for operating activities during the year ended April 30, 1998 was due to delayed collections of accounts receivable. Accounts receivable growth was a result of significant revenue increases combined with an increase in days revenue outstanding to 88 at April 30, 1998 (versus 67 at April 30, 1997). The increase in days revenue outstanding was due to focused reviews of claims by fiscal intermediaries at several Outpatient Programs. The other significant use of cash was the purchase of equipment and leasehold improvements associated with recently opened sites and investment in information technology.

         During fiscal 1999, working capital is expected to be realized principally from operations, as well as from a $10 million line of credit from Sanwa Bank which became effective November 1, 1996. Interest is payable under this line of credit at a rate of either the bank's reference rate or the Eurodollar rate plus 2%. As of April 30, 1998 no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 1999, to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions and the site management and clinical information business, and for the development of a risk based managed care project. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

         The opening of a new Outpatient Program site typically requires $45,000 to $150,000 for office equipment, supplies, lease deposits, leasehold improvements and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation. The Company expects to provide cash for the start up of the site management and clinical information business as part of the formation of Stadt Solutions. The Company also is in the process of refining the specifications for the purchase and development of a new care management information system which will be a state of the art data collection and repository system for the Company's clinical information. The Company anticipates investing approximately $1,000,000 in this system during fiscal 1999.

         From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During fiscal 1997 and fiscal 1998, a substantial majority of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or Community Mental Health Centers on whose behalf these programs are managed. Under the Company's contracts with its providers, the Company may be responsible to indemnify providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

         The Company maintains significant reserves to cover the potential impact of two primary uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the management fees owed to it by a provider during the periodic review of the provider's claims by the fiscal intermediaries.

         The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Risk Factors -- Sufficiency of Existing Reserves to Cover Reimbursement Risks," "Business -- Contracts" and "-- Regulatory Matters."

IMPACT OF INFLATION

         A substantial portion of the Company's revenue is subject to reimbursement rates that are regulated by the federal and state governments and that do not automatically adjust for inflation. As a result, increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future.

IMPACT OF YEAR 2000 COMPUTER ISSUES

         The year 2000 issue is the result of computer applications being written using two digits rather than four to define the applicable year. The Company's computer applications (and computer applications used by any of the Company's customers, vendors, payors or other business partners) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

         The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the third quarter of fiscal 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during fiscal 1999 and be charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant during 1998 or 1999. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. The Company believes that by completing its planned corrections to its computer applications, the year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

         The Company has initiated a program to determine whether the computer applications of its significant payors and contract providers will be upgraded in a timely manner. The Company has not completed this review and it is unknown whether computer applications of contract providers and Medicare and other payors will be year 2000 compliant. The Company has not determined the extent to which any disruption in the billing practices of providers or the payment practices of Medicare or other payors caused by the year 2000 issues will affect the Company's operations. However, any such disruption in the billing or reimbursement process could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data of the Company are provided at the pages indicated in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has not been any change of accountants or any disagreements with the Company's accountants on any matter of accounting practice or financial disclosure during the reporting periods.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on October 15, 1998 (the "Proxy Statement"). See "Item 4A. Executive Officers of the Company" with regard to Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

         1. Financial Statements: The financial statements of PMR are included as Appendix F of this report. See Table of Contents to Financial Statements in Appendix F.

         2. Financial Statement Schedules: Schedule II - PMR Corporation Valuation and Qualifying Accounts is included in Appendix F of this report. See Table of Contents to Financial Statements in Appendix F.

         3. The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page 33.

(b)      Reports on Form 8-K:

         During the fourth quarter of fiscal 1998, the Company filed the following report on Form 8-K:

         1. Report on Form 8-K dated February 19, 1998, and filed on or about February 25, 1998, announcing the third quarter results, regulatory challenges and the signing of a letter of intent to acquire the provider division of American Psych Systems.

         2. Report on Form 8-K dated May 12, 1998, and filed on or about May 13, 1998, announcing the Company's plan to take a special change and preliminary estimates of fourth quarter results.

         3. Report on Form 8-K dated June 9, 1998 and filed on or about June 11, 1998 announcing a preliminary resolution of the provider-based challenge and a proposed joint venture with Stadtlander.

(c)      Exhibits:

        EXHIBIT
         NUMBER                        DESCRIPTION
         ------        ---------------------------------------------------------

           3.1 The Company's Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998.

           3.2         The Company's Amended and Restated Bylaws.*

           4.1         Common Stock Specimen Certificate.**

          10.1         The Company's 1997 Equity Incentive Plan (filed as
                       Exhibit 10.1).*

          10.2         Form of Incentive Stock Option Agreement under the 1997
                       Plan (filed as Exhibit 10.2).*

          10.3         Form of Nonstatutory Stock Option Agreement under the
                       1997 Plan (filed as Exhibit 10.).*

          10.4         Outside Directors' Non-Qualified Stock Option Plan of
                       1992 (the "1992 Plan") (filed as Exhibit 10.4).*

          10.5         Form of Outside Directors' Non-Qualified Stock Option
                       Agreement (filed as Exhibit 10.5).*

          10.6         Amended and Restated Stock Option Agreement dated April
                       30, 1996, evidencing award to Allen Tepper (filed as
                       Exhibit 10.6).*


        EXHIBIT
         NUMBER                        DESCRIPTION
         ------        ---------------------------------------------------------

          10.7         Amended and Restated Stock Option Agreement dated April
                       30, 1996, evidencing award to Susan Erskine (filed as
                       Exhibit 10.7).*

          10.8         Amended and Restated Stock Option Agreement dated
                       February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.8).*

          10.9         Amended and Restated Stock Option Agreement dated
                       February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.9).*

          10.10 Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (filed as Exhibit
                       10.11).*

          10.11        Restated Management Agreement dated April 11, 1997 with
                       Scripps Health (filed as Exhibit 10.12).*

          10.12        Amendment to Restated Management Agreement dated July
                       15, 1998 with Scripps Health.

          10.13        Sublease dated April 1, 1997 with CMS Development and
                       Management Company, Inc. (filed as Exhibit 10.13).*

          10.14        Management and Affiliation Agreement dated April 13,
                       1995, between Mental Health Cooperative, Inc. and
                       Tennessee Mental Health Cooperative, Inc. with Addendum
                       (filed as Exhibit 10.14). (Tennessee Mental Health
                       Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation.)*

          10.15 Second Addendum to Management and Affiliation Agreement dated November 1, 1996 between Mental Health Cooperative,
                       Inc. and Collaborative Care Corporation (filed as Exhibit
                       10.15).***

          10.16        Provider Services Agreement dated April 13, 1995, between
                       Tennessee Mental Health Cooperative, Inc. and Mental
                       Health Cooperative, Inc. (filed as Exhibit 10.15).
                       (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation.)*

          10.17        Management and Affiliation Agreement dated April 13,
                       1995, between Case Management, Inc. and Tennessee Mental
                       Health Cooperative, Inc. with Addendum (filed as Exhibit
                       10.16). (Tennessee Mental Health Cooperative, Inc.
                       subsequently changed its name to Collaborative Care
                       Corporation.)*

          10.18        Provider Services Agreement dated April 13, 1995, between
                       Tennessee Mental Health Cooperative, Inc. and Case
                       Management, Inc. (filed as Exhibit 10.17). (Tennessee
                       Mental Health, Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation.)*

          10.19        Provider Agreement dated December 4, 1995, between
                       Tennessee Behavioral Health, Inc. and Tennessee Mental
                       Health Corporations, Inc.

          10.20        Addendum No. 1 to Provider Agreement dated December 4,
                       1995, between Tennessee Behavioral Health, Inc. and
                       Tennessee Mental Health Cooperative, Inc.

          10.21        Addendum No. 2 to Provider Agreement dated February 4,
                       1996, between Tennessee Behavioral Health, Inc. and
                       Tennessee Mental Health Cooperative, Inc.

          10.22 Provider Participation Agreement dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc.
                       and Tennessee Mental Health Cooperative, Inc.

          10.23        Amendment to Provider Participation Agreement dated
                       February 13, 1996, among Green Spring Health Services,
                       Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental
                       Health Cooperative, Inc.


          10.24        Subscription Agreement dated June 8, 1998, between the
                       Company and Stadtlander Drug Distribution Co., Inc.

          10.25        Sanwa Bank California Credit Agreement dated February 2,
                       1996, as amended on October 31, 1996.***

          21.1         List of Subsidiaries.

          23.1         Consent of Ernst & Young LLP.

          27.1         Financial Data Schedule.

-------------

* Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 23-20095-A).

*** Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-2 (Reg. No. 333-36313).



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1998.

                           PMR CORPORATION



                           By:   /s/  Allen Tepper
                                 -------------------------------------------
                                 Allen Tepper
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                             DATE
---------                          -----                             ----

/s/ Allen Tepper                Chairman, Chief Executive         July 27, 1998
-------------------------       Officer and Director
Allen Tepper

/s/ Susan D. Erskine            Secretary, Treasurer and          July 27, 1998
-------------------------       Director
Susan D. Erskine

/s/ Daniel L. Frank             President of Disease Management   July 27, 1998
-------------------------       Division and Director
Daniel L. Frank

/s/ Charles McGettigan          Director                          July 27, 1998
-------------------------
Charles C. McGettigan

/s/ Richard A. Niglio           Director                          July 27, 1998
-------------------------
Richard A. Niglio

/s/ Eugene D. Hill              Director                          July 27, 1998
-------------------------
Eugene D. Hill

                                 PMR Corporation

                        Consolidated Financial Statements
                                  and Schedules

                       Years ended April 30, 1998 and 1997



                                                     CONTENTS

Report of Independent Auditors..........................................................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets.............................................................................F-2
Consolidated Income Statements..........................................................................F-3
Consolidated Statements of Shareholders' Equity.........................................................F-4
Consolidated Statements of Cash Flows...................................................................F-5
Notes to Financial Statements...........................................................................F-6


Schedules

Schedule II - Valuation and Qualifying Accounts........................................................S-1


               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
PMR Corporation

We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


San Diego, California
June 12, 1998
except for paragraph four of Note 13, as to which the date is July 24, 1998

                                 PMR Corporation

                           Consolidated Balance Sheets


                                                                                              APRIL 30,
                                                                                       1998              1997
                                                                                     -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $18,522,859       $10,048,203
   Short-term investments, available for sale                                         20,257,045                --
   Accounts receivable, net of allowance for uncollectible amounts of
     $9,081,610 in 1998 and $5,081,177 in 1997                                        16,655,759        11,268,962
   Prepaid expenses and other current assets                                           1,192,144           572,136
   Deferred income tax benefits                                                        4,136,000         2,464,000
                                                                                     -----------       -----------
Total current assets                                                                  60,763,807        24,353,301

Furniture and office equipment, net of accumulated depreciation of
   $1,727,040 in 1998 and $1,175,980 in 1997                                           3,492,449         1,263,743
Long-term receivables                                                                  2,976,918         2,360,872
Deferred income tax benefit                                                            2,080,000         2,970,000
Other assets                                                                           1,135,880         1,501,622
                                                                                     -----------       -----------
Total assets                                                                         $70,449,054       $32,449,538
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   469,462       $   753,660
   Accrued expenses                                                                    3,534,400           981,998
   Accrued compensation and employee benefits                                          2,178,693         2,951,867
   Advances from case management agencies                                              1,686,477           926,712
   Income taxes payable                                                                1,074,360         1,703,000
                                                                                     -----------       -----------
Total current liabilities                                                              8,943,392         7,317,237

Note payable                                                                             392,024                --
Deferred rent expense                                                                     87,566            92,822
Contract settlement reserve                                                            7,479,993         8,791,928

Commitments

Stockholders' equity:
   Convertible preferred stock, $.01 par value, authorized shares - 1,000,000;
     Series C - issued and outstanding shares - none in 1998 and 1997
   Common Stock, $.01 par value, authorized shares - 19,000,000; issued and outstanding shares - 6,949,650 in 1998 and 5,033,507
     in 1997                                                                              69,496            50,334
   Additional paid-in capital                                                         47,959,557        12,138,569
   Retained earnings                                                                   5,517,026         4,058,648
                                                                                     -----------       -----------
Total stockholders' equity                                                            53,546,079        16,247,551
                                                                                     -----------       -----------
                                                                                     $70,449,054       $32,449,538
                                                                                     ===========       ===========

See accompanying notes.

                                 PMR Corporation

                        Consolidated Statements of Income



                                                                  YEAR ENDED APRIL 30,
                                                      1998                1997                1996
                                                  ------------        ------------        ------------

Revenue                                           $ 67,523,950        $ 56,636,902        $ 36,315,921

Expenses:
   Operating expenses                               48,255,459          41,738,298          28,471,644
   Marketing, general and administrative             9,186,401           6,034,960           4,018,685
   Provision for bad debts                           5,148,580           3,084,166           1,447,983
   Depreciation and amortization                     1,064,873             700,734             595,896
   Special charge                                    2,582,896                  --                  --
   Interest (income) expense                        (1,186,637)           (217,297)              2,174
   Minority interest in loss of subsidiary                  --                  --                (524)
                                                  ------------        ------------        ------------
                                                    65,051,572          51,340,861          34,535,858
                                                  ------------        ------------        ------------

Income before income taxes                           2,472,378           5,296,041           1,780,063
Income tax expense                                   1,014,000           2,172,000             730,000
                                                  ------------        ------------        ------------
Net income                                           1,458,378           3,124,041           1,050,063
Less dividends on:
   Series C Convertible Preferred Stock                     --              17,342             131,686
                                                  ------------        ------------        ------------
Net income available to common stockholders       $  1,458,378        $  3,106,699        $    918,377
                                                  ============        ============        ============

Earnings per common share
   Basic                                          $        .24        $        .66        $        .26
                                                  ============        ============        ============
   Diluted                                        $        .22        $        .55        $        .23
                                                  ============        ============        ============

Shares used in computing earnings per share
   Basic                                             6,053,243           4,727,124           3,484,172
                                                  ============        ============        ============
   Diluted                                           6,695,321           5,645,947           4,470,980
                                                  ============        ============        ============

See accompanying notes.

                                 PMR Corporation

                 Consolidated Statements of Stockholders' Equity


                                                    SERIES C
                                                   CONVERTIBLE
                                                 PREFERRED STOCK                COMMON STOCK
                                          ---------------------------------------------------------    PAID-IN
                                              SHARES         AMOUNT          SHARES       AMOUNT       CAPITAL
                                           ------------   ------------   ------------  ------------  ------------

Balance at April 30, 1995                       700,000   $      7,000      3,338,656  $     33,385  $  7,050,262
   Issuance of common stock under stock
     option plans                                    --             --         17,174           172        61,202
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest                --             --        197,087         1,971     1,029,279
   Issuance of common stock for a note
     receivable                                      --             --         25,000           250       118,500
   Accrued interest on stockholder notes             --             --             --            --            --
   Dividend payable on Series C preferred
     stock                                           --             --             --            --            --
   Proceeds from payment of stockholder
     notes                                           --             --             --            --            --
   Net income                                        --             --             --            --            --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1996                       700,000          7,000      3,577,917        35,778     8,259,243
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $369,000               --             --         96,016           960       729,189
   Dividend payable on Series C preferred
     stock                                           --             --             --            --            --
   Proceeds from payment of stockholder
     notes                                           --             --             --            --            --
   Exercise of warrants to purchase
     common stock                                    --             --        657,524         6,575     3,104,801
   Issuance of common stock for
     consulting services                             --             --          2,050            21        45,336
   Conversion of Series C convertible
     preferred stock                           (700,000)        (7,000)       700,000         7,000            --
   Net income                                        --             --             --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1997                            --             --      5,033,507        50,334    12,138,569
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $1,687,355             --             --        226,143         2,262     2,717,694
   Issuance of common stock in secondary
     offering, net of offering costs of
     $637,556                                        --             --      1,690,000        16,900    33,103,294
   Net income                                        --             --             --            --            --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1998                            --   $         --      6,949,650  $     69,496  $ 47,959,557
                                           ============   ============   ============  ============  ============





                                           NOTES RECEIVABLE                   TOTAL
                                                 FROM         RETAINED    STOCKHOLDERS'
                                             STOCKHOLDERS     EARNINGS        EQUITY
                                             ------------   ------------   ------------

Balance at April 30, 1995                    $    (62,626)  $     33,572   $  7,061,593
   Issuance of common stock under stock
     option plans                                   1,184             --         62,558
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest                  --             --      1,031,250
   Issuance of common stock for a note
     receivable                                  (118,750)            --             --
   Accrued interest on stockholder notes           (4,507)            --         (4,507)
   Dividend payable on Series C preferred
     stock                                             --       (131,686)      (131,686)
   Proceeds from payment of stockholder
     notes                                         43,152             --         43,152
   Net income                                          --      1,050,063      1,050,063
                                             ------------   ------------   ------------
Balance at April 30, 1996                        (141,547)       951,949      9,112,423
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $369,000                 --             --        730,149
   Dividend payable on Series C preferred
     stock                                             --        (17,342)       (17,342)
   Proceeds from payment of stockholder
     notes                                        141,547             --        141,547
   Exercise of warrants to purchase
     common stock                                      --             --      3,111,376
   Issuance of common stock for
     consulting services                               --             --         45,357
   Conversion of Series C convertible
     preferred stock                                   --             --             --
   Net income                                          --      3,124,041      3,124,041
                                             ------------   ------------   ------------
Balance at April 30, 1997                              --      4,058,648     16,247,551
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $1,687,355               --             --      2,719,956
   Issuance of common stock in secondary
     offering, net of offering costs of
     $637,556                                          --             --     33,120,194
   Net income                                          --      1,458,378      1,458,378
                                             ------------   ------------   ------------
Balance at April 30, 1998                    $         --   $  5,517,026   $ 53,546,079
                                             ============   ============   ============

See accompanying notes.

                                 PMR Corporation

                      Consolidated Statements of Cash Flows

                                                                                   YEARS ENDED APRIL 30,
                                                                       1998                1997                1996
                                                                   ------------        ------------        ------------
OPERATING ACTIVITIES
Net income                                                         $  1,458,378        $  3,124,041        $  1,050,063
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special charge                                                   2,582,896                  --                  --
     Depreciation and amortization                                    1,064,873             700,734             595,896
     Issuance of stock for consulting services                               --              45,357                  --
     Provision for bad debts                                          5,148,580           3,084,166           1,447,983
     Accrued interest income on notes receivable from
       stockholders                                                          --                  --              (4,507)
     Deferred income taxes                                             (782,000)         (3,834,000)           (841,000)
     Minority interest in loss of joint venture                              --                  --                (524)
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                (11,151,423)         (4,980,050)         (3,778,660)
       Refundable income tax                                                 --                  --             817,165
       Prepaid expenses and other assets                               (620,008)           (250,630)            (88,487)
       Accounts payable and accrued expenses                           (404,697)            212,937             474,124
       Accrued compensation and employee benefits                      (773,174)            675,058           1,415,780
       Advances from case management agencies                           759,765             (86,135)          1,012,847
       Other liabilities                                                     --            (127,213)           (205,034)
       Contract settlement reserve                                   (1,311,935)          3,292,908           1,975,797
       Income taxes payable                                           1,058,715           1,394,511             308,489
       Deferred rent expense                                             (5,256)            (56,709)            (60,331)
                                                                   ------------        ------------        ------------
Net cash (used in) provided by operating activities                  (2,975,286)          3,194,975           4,119,601

INVESTING ACTIVITIES
Purchases of short-term investments, available-for-sale             (20,257,045)                 --                  --
Purchases of furniture and office equipment                          (2,927,837)           (958,685)           (179,281)
Acquisition of Twin Town minority interest                                   --                  --            (185,000)
                                                                   ------------        ------------        ------------
Net cash used in investing activities                               (23,184,882)           (958,685)           (364,281)

FINANCING ACTIVITIES
Proceeds from secondary offering, net of offering costs              33,120,194                  --                  --
Proceeds from sale of common stock and notes receivable from
   stockholders                                                       1,032,601           3,983,072             105,710
Proceeds from note payable to bank                                      517,397                  --             800,000
Payments on note payable to bank                                        (35,368)                 --          (2,000,000)
Cash dividend paid                                                           --             (89,081)           (125,484)
                                                                   ------------        ------------        ------------
Net cash provided by (used in) financing activities                  34,634,824           3,893,991          (1,219,774)
                                                                   ------------        ------------        ------------

Net increase (decrease) in cash                                       8,474,656           6,130,281           2,535,546

Cash at beginning of year                                            10,048,203           3,917,922           1,382,376
                                                                   ------------        ------------        ------------

Cash at end of year                                                $ 18,522,859        $ 10,048,203        $  3,917,922
                                                                   ============        ============        ============
SUPPLEMENTAL INFORMATION:
Taxes paid                                                         $  1,330,725        $  4,611,489        $    380,735
                                                                   ============        ============        ============
Interest paid                                                      $     20,936        $     17,612        $    129,108
                                                                   ============        ============        ============

See accompanying notes.

                                 PMR Corporation

                   Notes to Consolidated Financial Statements

                                 April 30, 1998




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

LEGISLATION, REGULATIONS AND MARKET CONDITIONS

The Company is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulator scrutiny, supervision and control. Such regulatory scrutiny often includes inquires, investigations, examinations, audits, site visits and surveys, come of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. Investments with original maturities of three months or less that were classified as cash equivalents totaled $7,816,828 and $58,342 as of April 30, 1998 and 1997, respectively.

SHORT-TERM INVESTMENTS

Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization along with realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company grants credit to contracting providers in various states without collateral. Losses resulting from bad debts have traditionally not exceeded management's estimates. The Company has receivables, aggregating $10,258,000 at April 30, 1998, from four providers, each of which comprise more than 10% of total receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding, net of allowance at April 30, 1998, are fully collectible.

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

FURNITURE AND OFFICE EQUIPMENT

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Depreciation expense for each of the three years ended April 30, 1998 was $709,932, $344,254 and $320,212, respectively.

OTHER ASSETS

Other assets are comprised of the following at April 30:

                                                              1998             1997
                                                           ----------       ----------

Proprietary information and covenants not to compete       $1,118,753       $1,118,753
Goodwill                                                      978,858          978,858
Other                                                         282,176          282,176
                                                           ----------       ----------
                                                            2,379,787        2,379,787
Less accumulated amortization                               1,243,907          878,165
                                                           ----------       ----------
                                                           $1,135,880       $1,501,622
                                                           ==========       ==========

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other assets are being amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to nine years and goodwill is 15 years.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and replaces APB Opinion 15, Earnings per Share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company has adopted SFAS No. 128 in the third fiscal quarter ending January 31, 1998 and has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented. As required by SFAS 128, all prior periods presented have been restated.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                        YEARS ENDED APRIL 30,
                                                           --------------------------------------------
                                                              1998             1997             1996
                                                           ----------       ----------       ----------
Numerator:
   Net income available to common stockholders             $1,458,378       $3,106,699       $  918,377
   Preferred stock dividends                                       --           17,342          131,686
                                                           ==========       ==========       ==========
   Net income available to common stockholders after
     assumed conversion of preferred stock                 $1,458,378       $3,124,041       $1,050,063
                                                           ==========       ==========       ==========

Denominator:
   Weighted average shares outstanding for basic
     earning per share                                      6,053,243        4,727,124        3,484,172
                                                           ----------       ----------       ----------
   Effects of dilutive securities:
     Employee stock  options                                  596,008          707,368          158,317
     Warrants                                                  46,070          119,825          128,491
     Convertible preferred stock                                   --           91,630          700,000
                                                           ----------       ----------       ----------
   Dilutive potential common shares                           642,078          918,823          986,808
   Shares used in computing diluted net income per
     common share                                           6,695,321        5,645,947        4,470,980
                                                           ==========       ==========       ==========

Earnings per common share, basic                           $      .24       $      .66       $      .26
                                                           ==========       ==========       ==========
Earnings per common share, diluted                         $      .22       $      .55       $      .23
                                                           ==========       ==========       ==========

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company is also responsible for providing the related clinical care under the agreements. The Company has signed six-year contracts with two case management agencies to provide the clinical network necessary for the Company to meet its obligations under the TennCare program. Revenue under this program was approximately $14,607,000, $13,429,000, and $7,600,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

The Company also operates chemical dependency rehabilitation programs. Revenue from these programs for the years ended April 30, 1998, 1997 and 1996 was $2,828,000, $1,673,000 and $1,898,000, respectively.

Revenue under the Acute Outpatient Psychiatric Programs is recognized when services are rendered based upon contractual arrangements with Providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the Providers for all or some portions of the Company's management fees that may be disallowed as reimbursable to the Providers by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to provide for possible amounts ultimately owed to its Providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 1999.

Revenue under the TennCare managed care program is recognized in the period in which the related service is to be provided.

INSURANCE

The Company carries "occurrence basis" insurance to cover general liability, property damage and workers' compensation risks. Medical professional liability risk is covered by a "claims made" insurance policy that provides for guaranteed tail coverage.

STOCK OPTIONS

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. In accordance with the provisions of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In accordance with SFAS No. 123, the Company will present pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been applied.

LONG-LIVED ASSETS

Effective May 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Any impairment losses identified will be measured by comparing the fair value of the asset to its carrying amount. The Company has recognized all known material impairment losses on long-lived assets used in operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. SFAS 131 amends the requirements for public enterprise to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and three operating segments. The adoption of this standard will require the Company to disclose additional financial and descriptive information about the operating segments.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on Costs of Start-Up Activities, (SOP 98-5) which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, all start-up costs and organization costs previously capitalized must be written off. Initial application of this SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. The Company plans to adopt this change in accounting principle in the first quarter of fiscal 1999, and anticipates writing off approximately $1,000,000 in previously capitalized start-up costs.

RECLASSIFICATION

Certain classifications of accounts in the prior year have been reclassified to reflect current year classifications.

                                PMR Corporation

2. OTHER AFFILIATIONS

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

3. INVESTMENTS

At April 30, 1998, the fair market value of the marketable securities approximates cost. The following is a summary of available-for-sale securities:

                                                                  APRIL 30, 1998
                                                                  --------------
U.S. government securities                                           $16,752,478
U. S. corporate securities                                             2,005,187
Commercial paper                                                       1,000,000
Certificate of Deposit                                                   499,380
                                                                     -----------
Total debt securities                                                $20,257,045
                                                                     ===========

At April 30, 1998, all short-term investments mature in one year or less.

4. LONG-TERM RECEIVABLES

Long-term receivables at April 30, 1998 consist primarily of amounts due from contracting Providers for which the Company has established specific payment terms for receivable amounts which were past due or for which payment, due to contract terms, is expected to exceed one year. Management expects to receive payment on the long-term receivables as contract terms are met, none of which are expected to exceed two years.

                                PMR Corporation

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30:

                                                1998                     1997
                                             -----------            ------------
Furniture and fixtures                       $ 1,975,766            $   847,863
Leasehold improvements                         1,133,641                532,966
Software                                         365,625                 54,987
Start-up costs                                 1,744,457              1,003,907
                                             -----------            -----------
                                               5,219,489              2,439,723
Accumulated depreciation                      (1,727,040)            (1,175,980)
                                             -----------            -----------
                                             $ 3,492,449            $ 1,263,743
                                             ===========            ===========

6. LINE OF CREDIT

The Company has a credit agreement with a bank that permits borrowings of up to the lesser of 50% of the aggregate amount of eligible accounts receivable of the Company or $10,000,000 for working capital needs. The credit agreement expires on August 30, 1999 and is collateralized by substantially all of the Company's assets. Interest on borrowings is payable monthly at either the Bank's reference rate or at the Bank's Eurodollar rate plus 2%. There were no borrowings outstanding at April 30, 1998.

EQUIPMENT LINE OF CREDIT

The Company has a credit agreement with a bank that permits borrowings for the purchase of equipment for up to $3,000,000. The credit agreement expires on September 30, 1998, and is collateralized by the assets acquired with the proceeds from the loan. Interest at 8.36% and principle payments on borrowings are payable monthly over five years from the time of purchase. There was $482,028 outstanding under this credit agreement at April 30, 1998.

7. STOCKHOLDERS' EQUITY

In June 1996, the Company called for redemption of all outstanding shares of Series C Convertible Preferred Stock. Holders of all the Series C shares exercised their options to convert such shares to Common Stock and accordingly, in July 1996, the Company issued 700,000 shares of Common Stock. In conjunction with the conversion, the Series C shareholders also exercised warrants to purchase 525,000 shares of the Company's Common Stock for net proceeds of $2,362,500.

                                PMR Corporation

8. STOCK OPTIONS AND WARRANTS

During 1997, the Company amended its Employees' Incentive Stock Option Plan of 1990 which was renamed as the 1997 Equity Incentive Plan (the "1997 Plan") that provides for the granting of options to purchase up to 2,000,000 shares of common stock to eligible employees. Under the 1997 plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the common shares on the date of grant.

The Company has a non qualified stock option plan for its outside directors ("the 1992 Plan"). The 1992 Plan provides for the Company to grant each outside directors options to purchase 15,000 shares of the Company's common stock annually, at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three year period following the date of grant. In 1997, the board of directors amended the 1992 Plan to provide for full vesting of all outstanding options under certain change of control events.

Warrants to purchase shares of the Company's common stock were issued in each of the two years in the period ended April 30, 1997 to brokers in connection with financing transactions (see Note 8). No warrants were issued in the year ended April 30, 1998. As of April 30, 1998, broker warrants to purchase 53,000 shares of the Company's common stock at $2.50 per share were outstanding. These warrants expire on October 31, 1999.

                                PMR Corporation

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                        WEIGHTED-AVERAGE
                                          SHARES         EXERCISE PRICE
                                        ----------      ---------------
Outstanding April 30, 1995                 707,124            $    4.41
   Granted                                 897,526                 7.57
   Exercised                               (17,174)                3.40
   Forfeited                               (32,423)                4.11
                                        ----------            ---------
Outstanding April 30, 1996               1,555,053                 6.63
   Granted                                 486,837                20.50
   Exercised                               (96,016)                5.17
   Forfeited                              (160,268)                8.44
                                        ----------            ---------
Outstanding April 30, 1997               1,785,606                14.72
   Granted                                 105,000                19.78
   Exercised                              (226,143)                4.42
   Forfeited                               (60,855)               13.00
                                        ----------            ---------
Outstanding April 30, 1998               1,603,608            $   10.86
                                        ==========            =========

At April 30, 1998 options and warrants to purchase 929,859 and 53,000 shares of common stock, respectively, were exercisable and 899,181 shares and 165,000 shares were available for future grant under 1997 Plan and the 1992 Plan, respectively.

The weighted-average fair value of options granted was $12.37, $15.21 and $4.48 in fiscal years 1998, 1997 and 1996, respectively.

A summary of options outstanding and exercisable as of April 30, 1998 follows:

                                                          WEIGHTED-
                                          WEIGHTED-         AVERAGE                           WEIGHTED
     OPTIONS                               AVERAGE         REMAINING       OPTIONS            -AVERAGE
 OUTSTANDING (IN    EXERCISE PRICE        EXERCISE        CONTRACTUAL  EXERCISABLE (IN         EXERCISE
    THOUSANDS)          RANGE               PRICE            LIFE         THOUSANDS)            PRICE
 ---------------    --------------        ---------       -----------      -------            ---------
    156,247          $2.37 - $3.50        $    3.13           5.0          103,247            $    3.13
    595,129          $3.75 - $6.00        $    4.38           4.2          488,262            $    4.44
    300,091         $9.75 - $11.38        $    9.86           7.2          156,593            $    9.90
    552,141         $18.88 - $28.50       $   20.57           7.7          181,757            $   20.61

                                PMR Corporation

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

Adjusted pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions for fiscal 1998, 1997 and 1996:

                                       1998            1997             1996
                                      -----            ----             ----
Expected life (years)                  5.0              6.0              6.0
Risk-free interest rate                6.34%            6.5%             6.5%
Annual dividend yield                 --               --               --
Volatility                            69%              88%              88%

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 1998, 1997 and 1996, follows:

                                                   1998                  1997              1996
                                                 -------            -------------        ----------

Pro forma net income (in thousands)              $24,335            $   1,967,939         $  98,037
Pro forma earnings per share, basic              $    --            $         .34         $     .02
Pro forma earnings per share, diluted            $    --            $         .34         $     .02

10. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                     YEAR ENDED APRIL 30
                        1998                 1997                 1996
                    -----------          -----------          -----------
Federal:
   Current          $ 1,404,000          $ 4,868,000          $ 1,220,000
   Deferred            (612,000)          (3,009,000)            (685,000)
                    -----------          -----------          -----------
                        792,000            1,859,000              535,000

State:
   Current              392,000            1,138,000              351,000
   Deferred            (170,000)            (825,000)            (156,000)
                    -----------          -----------          -----------
                        222,000              313,000              195,000
                    -----------          -----------          -----------
                    $ 1,014,000          $ 2,172,000          $   730,000
                    ===========          ===========          ===========

                                PMR Corporation

10. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                                               APRIL 30,
                                                        1998              1997
                                                      ----------         ----------
Deferred tax assets:
   Contract settlement reserve                        $3,048,000         $3,609,000
   Accrued compensation and employee benefits            405,000            531,000
   Allowance for bad debts                             3,704,000          1,979,000
   State income taxes                                     55,000            280,000
   Depreciation and amortization                         254,000            163,000
   Special Charge                                        885,000                 --
   Other                                                 179,000            159,000
                                                      ----------         ----------
Total deferred tax assets                              8,530,000          6,721,000

Deferred tax liabilities:
   Non-accrual experience method                         913,000            326,000
   Contractual retainers                               1,401,000            961,000
                                                      ----------         ----------
Total deferred tax liabilities                         2,314,000          1,287,000
                                                      ----------         ----------
Net deferred tax assets                               $6,216,000         $5,434,000
                                                      ==========         ==========

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                                       YEAR ENDED APRIL 30,
                                                                 1998        1997        1996
                                                                 ----        ----        ----
Statutory federal income tax rate                                  35%         35%         34%
State income taxes, net of federal tax benefit                      6           6           7
                                                                   --          --          --
Effective income tax rate                                          41%         41%         41%
                                                                   ==          ==          ==

                                PMR Corporation

11. CUSTOMERS

Approximately 47% of the Company's revenues are derived from contracts with providers in the State of California. The remainder of the Company's revenue is derived from contracts with providers in Arizona, Arkansas, Colorado, Hawaii, Indiana, Michigan, Tennessee, and Texas. The following table summarizes the percent of revenue earned from any individual or agency which was responsible for ten percent or more of the Company's consolidated revenues. There is more than one program site for some providers.

                                     YEAR ENDED APRIL 30
     Provider            1998              1997               1996
     --------            ----              ----               ----
        A                 22%               23%               21%
        B                 14                13                11

12. EMPLOYEE BENEFITS

The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five year period. For the years ended April 30, 1998, 1997 and 1996, the Company contributed $265,000, $186,000 and, $138,000, respectively, to match employee deferrals.

13. COMMITMENTS AND CONTINGENCIES

The Company leases its administrative facilities and certain program site facilities under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. Future minimum lease payments for all leases with initial terms of one year or more at April 30, 1998 are as follows: 1999 - $3,000,348; 2000 - $2,029,999; 2001 -
$1,540,147; 2002 - $887,277 and 2003 - $162,009.

Rent expense totaled $3,140,000, $2,690,800 and $1,950,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

                                PMR Corporation

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Company is a party to various legal proceedings arising in the normal course of business. In management's opinion, except as otherwise noted below, the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In February 1998, the Company announced that the outpatient program that it formerly managed in Dallas, Texas is subject to a civil investigation being conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas (collectively, the "Agencies"). The investigation is a result of a Health Care Financing Administration (""HCFA") review of partial hospitalization services rendered to 63 patients at this location. The Dallas program was operational from January 1996 to February 6, 1998. A representative of the Agencies has indicated that the investigation is civil in nature and focuses on eligibility of patients for partial hospitalization services. The eligibility determinations for participation at the Dallas program were made by board certified or board eligible psychiatrists. The Company is cooperating fully with the Agencies and, to date, no formal complaint or demand has been made by the Agencies.

On July 20, 1998, the Company was informed that a qui tam suit had been filed against a subsidiary of the Company. The suit alleges a broad range of improper conduct relating to the quality of services furnished by the Company, the medical necessity of such services furnished by the Company and by physicians who admit patients to the program managed by the Company, and other matters. The suit was filed by a former employee who previously had filed a separate action for wrongful termination. The Company prevailed in that wrongful termination case when the court dismissed the case granting the Company's motion for summary judgment. Notwithstanding the similarity between the allegations in the wrongful termination case and the qui tam case, the Company cannot give any assurances with respect to the ultimate outcome of the qui tam case or its effect on the Company's business, financial condition or results of operations. Under the False Claims Act, the Department of Justice must inform the court whether it will intervene and take control of the qui tam suit. In this case, the Department of Justice has not yet made that decision, but rather is conducting an investigation. The Company has met with the Assistant United States Attorney who is coordinating the government's investigation of this case, and the Company has agreed to furnish certain documentation to the government.

Due to the preliminary nature of these investigations, the Company is unable to predict the ultimate outcome of the investigations, or the material impact, if any, on the Company's business, financial condition or results of operations.

14.  SPECIAL CHARGE

During the fourth quarter of fiscal 1998, the Company recorded a special charge of $4,991,588. The charge resulted from management's decision to close ten program locations in the Mid-America Region, and costs to be incurred in connection with noncancelable operating commitments resulting from the HCFA withdrawal of provider status for the Company's largest partial hospitalization program.

The components of the impairment and exit costs resulting from closing program locations consist of severance, noncancelable facility lease commitments, related legal costs, write-off of furniture and office equipment and intangible assets, other related costs, and additional allowances or uncollectible accounts due to anticipated difficulties associated with collection of receivables from closed locations.

                                PMR Corporation

14.  SPECIAL CHARGE (CONTINUED)

In February 1998, HCFA notified Scripps Health that the "provider based" status of its programs would be withdrawn on March 1, 1998. As a result of the notice of withdrawal of the provider based status, the Company recorded a charge for the costs to be incurred by the Company under the noncancelable operating commitment provision of its management contract with Scripps Health. Subsequent to the withdrawal, HCFA granted an extension to the program through April 15, 1998 and in June 1998, granted an additional extension of provider based status to July 15, 1998 in order for Scripps Health and the Company to implement certain agreed upon changes. However, there is no assurance that Scripps Health and the Company will be able to implement the agreed upon changes required by HCFA or that HCFA will grant additional extensions.

Following is a summary of the components of the special charge by income statement line item:

Provision for bad debts                   $2,408,692

Special charge:
   Location closure related costs          1,402,896
   Contract losses                         1,180,000
                                          ----------
                                           2,582,896
                                          ----------
                                          $4,991,588
                                          ==========

At April 30, 1998, special charges totaling $2,229,741 are included in accrued liabilities in the consolidated balance sheet.

15.  SUBSEQUENT EVENT

On June 10, 1998, the Company signed a subscription agreement with Stadtlander Drug Distribution Co., Inc. to form a new disease management company to provide pharmaceutical care for individuals with serious mental illness. The joint venture is expected to begin operations in July 1998.

                                   Schedule II

                                 PMR Corporation

                        Valuation and Qualifying Accounts

------------------------------------------------- ---------------- ----------------- -------------------- ----------------
                   COL. A                             COL. B            COL. C             COL. D             COL. E
------------------------------------------------- ---------------- ----------------- -------------------- ----------------
                                                                      ADDITIONS
                                                                   -----------------
                 DESCRIPTION                        BALANCE AT        CHARGED TO                          BALANCE AT END
                                                   BEGINNING OF       COSTS AND         DEDUCTIONS -         OF PERIOD
                                                      PERIOD           EXPENSES           DESCRIBE
------------------------------------------------- ---------------- ----------------- -------------------- ----------------
Year ended April 30, 1998
Allowance for doubtful accounts                   $5,081,177         $5,148,580       $ 1,148,147 (1)         $ 9,081,610
Contract settlement reserve                       $8,791,928         $2,349,382       $ 3,661,317 (2)         $ 7,479,993

Year ended April 30, 1997
Allowance for doubtful accounts                   $1,759,182         $3,084,166       $ (237,829) (1)         $ 5,081,177
Contract settlement reserve                       $5,499,020         $3,927,371       $  634,463  (2)         $ 8,791,928

Year ended April 30, 1996
Allowance for doubtful accounts                   $1,423,054         $1,447,983       $ 1,111,855 (1)         $ 1,759,182
Contract settlement reserve                       $3,523,223         $2,390,196       $   414,399 (2)         $ 5,499,020

(1)      Uncollectible accounts written off, net of recoveries

(2) Write off of hospital receivables based on disallowance of the Company's management fee on Provider's cost reimbursement report and the Company's indemnity obligation