Form 10-K405/A
period 1998-04-30
PMR CORP
filed 1998-08-28
CIK 829608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

[X]    AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]


         As of July 24, 1998, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $44,582,569, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $9.3125 per share. See footnote (1) below.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                           ELECTION OF PMR DIRECTORS

     PMR's Restated Certificate of Incorporation (the "PMR Restated Certificate") and PMR's Bylaws provide that the PMR Board shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the PMR Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the PMR Board to fill a vacancy (including a vacancy created by an increase in the PMR Board) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified.

     The PMR Board is presently composed of six members. There are two directors in the class whose term of office expires in 1998. Each of the nominees for election to this class is currently a director of PMR who was previously elected by the stockholders. If elected at the PMR Meeting, each of the nominees would serve until the 2001 annual meeting and until his or her successor is elected and has qualified, or until such director's earlier death, resignation or removal.

     Directors are elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. Shares represented by executed proxies will be voted, if authority to do so is not withheld, for the election of the two nominees named below. In the event that any nominee should be unavailable for election as a result of an unexpected occurrence, such shares will be voted for the election of such substitute nominee as management may propose. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unable to serve.

     Set forth below is biographical information for each person nominated and each person whose term of office as a director will continue after the PMR Meeting.

NOMINEES FOR ELECTION FOR A THREE-YEAR TERM EXPIRING AT THE 2001 PMR ANNUAL MEETING

SUSAN D. ERSKINE

     Ms. Erskine, 46, was a co-founder of PMR in May 1988 and has been Executive Vice President, Secretary and a director of PMR since October 31, 1989. Ms. Erskine previously served in several operational and marketing management positions with acute care hospitals and health care management organizations. She holds a Master's degree in Health Science and completed post graduate work at Stanford University in Education and Psychology. She has extensive experience in program development, marketing and management of psychiatric programs, both inpatient and outpatient.

RICHARD A. NIGLIO

     Mr. Niglio, 55, has been a director of PMR since 1992. Mr. Niglio has recently been appointed as Chairman and Chief Executive Officer of Equity Enterprises, Inc. From 1987 until May 1998, Mr. Niglio was Chief Executive Officer and Director of Children's Discovery Centers of America, Inc. From 1982 until March 1987, he was President, Chief Executive Officer and a director of Victoria Station Incorporated, a restaurant chain based in Larkspur, California. Prior to that time, he held various executive positions with several major publicly held companies such as Kentucky Fried Chicken and International Multi-Foods.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 1999 PMR ANNUAL MEETING

ALLEN TEPPER

     Mr. Tepper, 50, was a co-founder of PMR in May 1988 and has served as Chairman and Chief Executive Officer of PMR since October 31, 1989 and previously served as President from October 1989 to April 1997. Mr. Tepper was a co-founder of Consolidated Medical Corp. in 1979, which was engaged in out-patient clinic management for acute care hospitals in the Philadelphia area. The company was sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

CHARLES C. MCGETTIGAN

     Mr. McGettigan, 53, has been a director of PMR since 1992. Mr. McGettigan was a co-founder in November 1988 and remains a Managing Director of McGettigan, Wick & Co., Inc., an investment banking firm. He is a general partner of Proactive Investment Managers, L.P., a limited partnership which, through its holdings, is a principal stockholder of PMR. See "Security Ownership of Certain Beneficial Owners and Management." Mr. McGettigan has previously served as an investment banker with Blyth Eastman Dillon & Co. (1970-1980); Dillon, Read & Co., Inc. (1980-1982); Woodman, Kirkpatrick & Gilbreath (1983-1984); and Hambrecht & Quist (1984-1988). Mr. McGettigan serves on the Boards of Directors of Cuisine Solutions, Inc., Modtech, Inc., Onsite Energy, Sonex Research, Tanknology -- NDE, and Wray-Tech Instruments.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2000 PMR ANNUAL MEETING

DANIEL L. FRANK

     Mr. Frank, 42, has served as a director of PMR since 1992 and has been President of the Disease Management Division of PMR since April 1, 1998. Previously, Mr. Frank was with Coram Healthcare from 1996 until its sale in 1997, where he served as President, Lithotripsy, and was responsible for business development, sales and marketing. From 1993 to 1996 Mr. Frank was Chief Executive Officer of Western Medical Center-Anaheim and Santa Ana Health, Inc., a provider of acute and long-term health care. From 1991 to 1993 he was the President of Summit Ambulatory Network and was responsible for developing integrated delivery systems including physicians, hospitals and free-standing health care related services.

EUGENE D. HILL, III

     Mr. Hill, 46, has served as a director of PMR since 1995. Mr. Hill has been with Accel Partners, a venture capital firm, since 1994 and has been a General Partner of the firm since 1995, where he focuses on healthcare service investments. Prior to that time, he was President of Behavioral Health at United Healthcare Corporation from 1992 to 1994. From 1988 to 1992, he served as President and CEO of U.S. Behavioral Health , a managed behavioral healthcare company he built from a start-up to a national enterprise. Previously Mr. Hill was the President and Chairman of Sierra Health and Life Insurance Company. Prior to Sierra, he served as the Administrator of the Southern Nevada Memorial Hospital and the Boston City Hospital. He has been a managed healthcare consultant and venture capital advisor, and serves on the Boards of Directors of Paidos Health Management, Forhealth UF Pathology Labs, Presidium, Navix Radiology Systems, Abaton.com and Delos Womenshealth. He is a graduate of Middlebury College, received his M.B.A. in health care administration from Boston University and has completed Harvard University's Executive Program in Health Systems Management.

PMR BOARD COMMITTEES AND MEETINGS

     During the fiscal year ended April 30, 1998 the PMR Board held six meetings. The PMR Board has an Audit Committee and a Compensation Committee.

     The Audit Committee has primary responsibility to review accounting procedures and methods employed in connection with audit programs and related management policies. Its duties include (1) selecting the independent auditors for PMR, (2) reviewing the scope of the audit to be conducted by them, (3) meeting with the independent auditors concerning the results of their audit, and
(4) overseeing the scope and accuracy of PMR's system of internal accounting controls. The Audit Committee is the principal liaison between the Board of Directors and the independent auditors for PMR. The members of the Audit Committee are Messrs. Daniel L. Frank and Charles C. McGettigan (Chairman). During fiscal 1998, the Audit Committee conducted one (1) meeting.

     The Compensation Committee is responsible for continually reviewing PMR's compensation and benefit programs and making recommendations regarding these programs to the Board from time to time. The Committee consists of Messrs. Richard A. Niglio (Chairman) and Eugene D. Hill, III. The Compensation Committee conducted one meeting during fiscal 1998.

     During the fiscal year ended April 30, 1998, each PMR Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served, held during the period for which he was a director or committee member, respectively.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

COMPENSATION OF PMR DIRECTORS

     The employee-directors of PMR receive no fees or other compensation in connection with their services as directors. PMR has adopted an informal policy to pay a fee of $500 to each non-employee director who attends a regularly scheduled or special meeting of the PMR Board and to pay expenses for attendance at any such meeting. During the fiscal year ended April 30, 1998, Messrs. Hill, McGettigan, Niglio and Frank each received such payments in the amount of $3,000 and PMR paid their expenses in connection with attendance at meetings.

OUTSIDE DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN OF 1992

     Each non-employee director of PMR receives stock option grants under the Outside Directors' Non-Qualified Stock Option Plan of 1992 (the "Outside Directors' Plan"). Only non-employee directors of PMR are eligible to receive options under the Outside Directors' Plan. Options granted under the Outside Directors' Plan are intended by PMR not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code").

     Option grants under the Outside Directors' Plan are non-discretionary. As of the date of the regular meeting of the PMR Board closest to August 3rd of each year, each member of PMR's Board who is not an employee of PMR is automatically granted under the Outside Directors' Plan, without further action by PMR, the PMR Board or the stockholders of PMR, an option to purchase 15,000 shares of Common Stock of PMR. The PMR Board may also grant options at any other time under the Outside Directors' Plan. The exercise price of options granted under the Outside Directors' Plan must be at least 100% of the fair market value of the PMR Common Stock subject to the option on the date of the option grant. Options granted under the Outside Directors' Plan are immediately exercisable as to 30% of the option shares and the remaining 70% of the option shares become exercisable in equal installments on each of the first, second and third anniversary of the option grant date in accordance with the terms of the Outside Directors' Plan. In the event of certain mergers of PMR with or into another corporation or certain other consolidation, acquisition of assets or other change-in-control transactions involving PMR, the exercisability of each option will accelerate.

     On May 1, 1997, PMR granted options covering 15,000 shares to each non-employee director of PMR, at an exercise price per share of $18.875. The fair market value of such PMR Common Stock on the date of grant was $18.875 per share (based on the closing sales price reported in the Nasdaq National Market on that date). As of August 7, 1998, 92,000 shares of PMR Common Stock have been purchased pursuant to options exercised under the Outside Directors' Plan.

1997 EQUITY INCENTIVE PLAN

     On February 1, 1990, the PMR Board adopted and on August 16, 1990, stockholders approved PMR's Employee's Incentive Stock Option Plan of 1990. As a result of a series of amendments to the plan, there are 2,000,000 shares of PMR Common Stock authorized for issuance under the plan. In April 1997, the PMR Board amended the plan to provide for, among other things, grants of nonstatutory stock options and acceleration of vesting upon certain terminations of employment in connection with a change in control of PMR (as described below), and the PMR Board renamed the plan as the PMR Corporation 1997 Equity Incentive Plan (the "Incentive Plan"). Executive officers and employee-directors may be granted options to purchase shares of Common Stock under the Incentive Plan. A detailed summary of the terms of the Incentive Plan is set forth under Proposal 4 above.

     During the last fiscal year, PMR did not grant any options to the Named Executive Officers (defined below) or employee-directors of PMR.

                         COMPENSATION PURSUANT TO PLANS

     PMR maintains a tax-deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements (the "Plan"). Under the Plan, each employee may defer up to fifteen percent (15%) of pre-tax earnings, subject to certain limitations. PMR will match fifty percent (50%) of an employee's deferral to a maximum of three percent (3%) of an employee's gross salary. PMR's matching contribution vests over a five (5) year period. For the years ended April 30, 1998, 1997 and 1996, PMR contributed $265,000, $186,000 and $138,000, respectively, to match employee deferrals. Of these amounts, $20,482, $19,558 and $9,655, respectively, were contributed to match deferrals of the named executive officers of PMR.

COMPENSATION OF EXECUTIVE OFFICERS

                            SUMMARY OF COMPENSATION

     The following table shows for the fiscal years ended April 30, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, the PMR's Chief Executive Officer and its other four most highly compensated executive officers at April 30, 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                              ANNUAL COMPENSATION       COMPENSATION
                                            ------------------------    ------------
                                                                         SECURITIES      ALL OTHER
             NAME AND                                                    UNDERLYING     COMPENSATION
        PRINCIPAL POSITION          YEAR    SALARY($)(1)    BONUS($)     OPTIONS(#)        ($)(2)
        ------------------          ----    ------------    --------    ------------    ------------
Allen Tepper......................  1998      175,000             0             0          4,750
Chief Executive Officer             1997      174,998       150,761        57,731          5,182
                                    1996      128,356        85,958        67,785          3,550
Fred D. Furman....................  1998      160,501             0             0          4,559
President                           1997      160,498        89,880        29,660          4,592
                                    1996      148,815        63,068        31,534          2,552
Susan D. Erskine..................  1998      130,000             0             0          4,750
Executive Vice President --         1997      129,998        68,250        22,523          5,638
Development and Secretary           1996      108,910        63,854        52,298            601
Mark P. Clein.....................  1998      150,000             0             0          6,423
Executive Vice President            1997      153,740        84,000        27,720              0
and Chief Financial Officer         1996            0             0       220,000              0

---------------
(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of PMR, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus shown in the table.

(2) Represents matching contributions by PMR under PMR's 401(k) Plan.

                       STOCK OPTION GRANTS AND EXERCISES

     For the fiscal year ended April 30, 1998, PMR did not make any individual grants of stock options to any of the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING
                                                                   UNEXERCISED         VALUE OF UNEXERCISED
                                                                 OPTIONS AT FY-      IN-THE-MONEY OPTIONS AT
                                   SHARES                            END(#)                FY-END($)(2)
                                 ACQUIRED ON       VALUE          EXERCISABLE/             EXERCISABLE/
             NAME                EXERCISE(#)   REALIZED($)(1)     UNEXERCISABLE           UNEXERCISABLE
             ----                -----------   --------------   -----------------    ------------------------
Mr. Tepper.....................     9,076         $158,127      114,172/       --    $  418,317/          --
Ms. Erskine....................        --               --       87,566/       --    $  544,176/          --
Mr. Furman.....................    20,000          355,000      118,176/   44,346    $1,211,551/    $118,214
Mr. Clein......................    20,000          330,000      205,544/   22,176    $2,050,000/          --

---------------
(1) Based on the fair market value per share of PMR Common Stock (the closing sales price reported by the Nasdaq National Market) at the date of exercise, less the exercise price.

(2) Based on the fair market value per share of PMR Common Stock ($15.00) at April 30, 1998, less the exercise price, multiplied by the number of shares underlying the option.

                             EMPLOYMENT AGREEMENTS

     PMR does not have an employment agreement with its Chief Executive Officer or with any of its other executive officers. Pursuant to the terms of PMR's Incentive Plan, options awarded to participants (including executive officers) will become fully exercisable upon a termination of employment (other than for cause) or constructive termination within one year following certain change in control transactions, and all shares subject to options granted to employee-directors under the Incentive Plan will immediately become exercisable upon such a change in control transaction. See "Executive Compensation -- 1997 Equity Incentive Plan."

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As noted above, PMR compensation committee consists of Richard A. Niglio and Eugene D. Hill, III. During the 1998 fiscal year, Allen Tepper was an executive officer of PMR and each of PMR's subsidiaries (which included Psychiatric Management Resources, Inc., Collaborative Care, Inc., PMR-CD, Inc., Aldine-CD, Inc., Collaborative Care Corporation and Twin Town Outpatient). All directors of PMR, including Mr. Niglio and Mr. Hill, have options to purchase shares of PMR's Common Stock. See "Executive Compensation -- Outside Directors' Non-Qualified Stock Option Plan of 1992" and "1997 Equity Incentive Plan."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       PMR SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of PMR's Common Stock as of August 14, 1998, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of PMR as a group; and (iv) all those known by PMR to be beneficial owners of more than five percent of PMR's Common Stock. Except as otherwise indicated, the address of each holder identified below is in care of PMR, 501 Washington Street, 5th Floor, San Diego, California 92103.

                                                               BENEFICIAL OWNERSHIP(1)
                                                            -----------------------------
                                                            NUMBER OF
                     BENEFICIAL OWNER                       SHARES(1)    PERCENT OF TOTAL
                     ----------------                       ---------    ----------------
Persons and entities affiliated with Proactive Investment
  Managers, L.P.(2).......................................  1,358,883          19.2%
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
Jon D. Gruber(2)..........................................  1,241,708          17.5%
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
J. Patterson McBaine(2)...................................  1,170,083          16.5%
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
Charles C. McGettigan(2)..................................    716,336          10.1%
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
Myron A. Wick III(2)......................................    632,836           8.9%
  50 Osgood Place, Penthouse
  San Francisco, CA 94133
Allen Tepper(3)...........................................  1,003,319          14.2%
Mark P. Clein(4)..........................................    238,544           3.3%
Susan D. Erskine(5).......................................    141,919           2.0%
Fred D. Furman(6).........................................    118,741           1.7%
Daniel L. Frank(7)........................................     76,500             *
Eugene D. Hill, III(8)....................................     29,000             *
Richard A. Niglio(9)......................................     81,000             *
All executive officers and directors as a group(10).......  2,405,359          30.9%

---------------
  *  Less than one percent.

 (1) Applicable percentages of ownership are based on 6,960,130 shares of PMR Common Stock outstanding on August 14, 1998, adjusted as required by rules promulgated by the Securities and Exchange Commission (the "SEC"). This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (if any) filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, PMR believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the percentage ownership of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person.

 (2) Charles C. McGettigan, a director of PMR since 1992, Myron A. Wick III, J. Patterson McBaine and Jon D. Gruber are general partners of Proactive Investment Managers, L.P. Proactive Investment Managers, L.P. is the General Partner of Proactive Partners, L.P. and Fremont Proactive Partners, L.P. Shares beneficially owned include (i) 26,500 shares held by Proactive Investment Managers, L.P. (which include 26,500 shares issuable pursuant to a warrant exercisable within 60 days of August 14, 1998, (ii) 561,470 shares held by Proactive Partners, L.P. (which include 26,500 shares issuable pursuant to a warrant exercisable within 60 days of August 14, 1998, (iii) 42,041 shares held by

Fremont Proactive Partners, L.P., (iv) with respect to Mr. McGettigan, 86,825 shares held by Mr. McGettigan (which include 79,500 shares issuable pursuant to options exercisable within 60 days of August 14, 1998), (v) with respect to
     Messrs. Gruber and McBaine, 497,547 shares held by entities controlled by Messrs. Gruber and McBaine (which include (A) 423,247 shares held by Lagunitas Partners L.P., a limited partnership of which an entity controlled by Messrs. Gruber and McBaine is the controlling general partner, (B) 21,000 shares held by Gruber & McBaine International, a corporation, and over which Messrs. Gruber and McBaine have voting and investment power and (C) 53,300 shares held in various accounts managed by an investment advisor controlled by Messrs. Gruber and McBaine), (vi) with respect to Mr. McBaine, 42,525 shares held by Mr. McBaine (which include 1,500 shares over which Mr. McBaine has shared ownership with his wife, 1,000 shares held by Mr. McBaine's minor child who lives with Mr. McBaine and 2,000 shares held by Mr. McBaine's child, over which shares Mr. McBaine has voting and investment power), (vii) with respect to Mr. Gruber, 114,150 shares held by Mr. Gruber (which include 49,425 shares over which Mr. Gruber shares ownership with his wife, 3,200 shares over which Mr. Gruber has sole voting and investment power as a trustee for a foundation, 4,000 shares over which Mr. Gruber has sole voting and investment power as a trustee of accounts for the benefit of his children and 500 shares held by his wife) and (viii) with respect to Mr. Wick, 2,825 shares held by Mr. Wick. Proactive Investment Managers, L.P. and Messrs. McGettigan, Wick, McBaine and Gruber, as general partners of Proactive Investment Managers, L.P., share voting and investment power of the shares and may be deemed to be beneficial owners of the shares held by Proactive Partners, L.P. and Fremont Proactive Partners, L.P. Messrs. McGettigan, Wick, McBaine and Gruber disclaim beneficial ownership of any shares held by Proactive Investment Managers, L.P., Proactive Partners, L.P., Fremont Proactive Partners, L.P. or other entities they control or for which they exercise voting and investment power as described above, except to the extent of their respective interests in such shares arising from their pecuniary interest in such partnerships.

 (3) Includes 9,076 shares held by Mr. Tepper, 875,033 shares held by Mr. Tepper, as Trustee FBO Tepper Family Trust (the "Family Trust"), 15,000 shares held by Mr. Tepper and Ms. Tepper as Trustees FBO The Tepper 1996 Charitable Remainder Trust UA DTD 11/19/96 (the "Charitable Remainder Trust"), and 104,210 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

 (4) Includes 205,544 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

 (5) Includes 87,566 shares issuable pursuant to options exercisable within 60 days of August 14, 1998 and 7,000 shares held by Ms. Erskine's spouse, William N. Erskine, who has sole voting and dispositive power over such shares and as to which Ms. Erskine disclaims beneficial ownership.

 (6) Includes 70,000 shares issuable pursuant to an outstanding warrant and 48,741 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

 (7) Includes 75,000 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

 (8) Includes 29,000 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

 (9) Includes 79,500 shares issuable pursuant to options exercisable within 60 days of August 14, 1998.

(10) Includes 832,061 shares of PMR Common Stock issuable pursuant to exercise of outstanding options exercisable within 60 days of August 14, 1998, as described in the notes above, as applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires PMR's directors and executive officers, and persons who own more than ten percent of a registered class of PMR equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of PMR Common Stock and other equity securities of PMR. PMR officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish PMR with copies of all Section 16(a) forms they file.

     To PMR's knowledge, based solely on a review of the copies of such reports furnished to PMR and written representations that no other reports were required, during the fiscal year ended April 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GRANT OF OPTIONS TO CERTAIN DIRECTORS AND EXECUTIVE OFFICERS.

     Directors and members of management of PMR have been granted options to purchase PMR Common Stock. See "Executive Compensation -- Outside Directors' Non-Qualified Stock Option Plan of 1992," "1997 Equity Incentive Plan of 1997," "Option Grants in Last Fiscal Year."

     On April 1, 1998 Daniel L. Frank became President of PMR's Disease Management Division. Mr. Frank will receive an annual salary of $150,000 in connection with his employment. In addition, PMR is in the process of finalizing the compensation package (including the number of stock options to be awarded to Mr. Frank) and the terms of such options in connection with his employment.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 1998.


                           PMR CORPORATION



                           By:   /s/  Allen Tepper
                                 -------------------------------------------
                                 Allen Tepper
                                 Chief Executive Officer
                                 (Principal Executive Officer)