Form 10-K405/A
period 1998-04-30
PMR CORP
filed 1998-08-31
CIK 829608

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


GRANT OF OPTIONS TO CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

(c)      Exhibits:

        EXHIBIT
         NUMBER                        DESCRIPTION
         ------        ---------------------------------------------------------

           3.1 The Company's Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998.+

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

          10.8         Amended and Restated Stock Option Agreement dated
                       February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.8).*

          10.9         Amended and Restated Stock Option Agreement dated
                       February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.9).*

          10.10 Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (filed as Exhibit
                       10.11).*

          10.11        Restated Management Agreement dated April 11, 1997 with
                       Scripps Health (filed as Exhibit 10.12).*

          10.12        Amendment to Restated Management Agreement dated July
                       15, 1998 with Scripps Health.+

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

          10.19        Provider Agreement dated December 4, 1995, between
                       Tennessee Behavioral Health, Inc. and Tennessee Mental
                       Health Corporations, Inc.+

          10.20        Addendum No. 1 to Provider Agreement dated December 4,
                       1995, between Tennessee Behavioral Health, Inc. and
                       Tennessee Mental Health Cooperative, Inc.+

          10.21        Addendum No. 2 to Provider Agreement dated February 4,
                       1996, between Tennessee Behavioral Health, Inc. and
                       Tennessee Mental Health Cooperative, Inc.+

          10.22 Provider Participation Agreement dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc.
                       and Tennessee Mental Health Cooperative, Inc.+

          10.23        Amendment to Provider Participation Agreement dated
                       February 13, 1996, among Green Spring Health Services,
                       Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental
                       Health Cooperative, Inc.+


          10.24        Subscription Agreement dated June 8, 1998, between the
                       Company and Stadtlander Drug Distribution Co., Inc.+

          10.25        Sanwa Bank California Credit Agreement dated February 2,
                       1996, as amended on October 31, 1996.***

          21.1         List of Subsidiaries.+

          23.1         Consent of Ernst & Young LLP.+

          27.1         Financial Data Schedule.+

-------------

* Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 23-20095-A).

*** Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-2 (Reg. No. 333-36313).

+        Previously filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 1998.


                           PMR CORPORATION



                           By:   /s/  Allen Tepper
                                 -------------------------------------------
                                 Allen Tepper
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ALLEN TEPPER, FRED D. FURHAM and MARK P. CLEIN, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform such and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

/s/ ALLEN TEPPER                            Chairman of the Board, Chief Executive      August 31, 1998
------------------------------------------  Officer and Director (Principal Executive
Allen Tepper                                Officer)

/s/ MARK P. CLEIN                           Executive Vice President and Chief          August 31, 1998
------------------------------------------  Financial Officer (Principal Financial
Mark P. Clein                               Officer)

/s/ FRED D. FURMAN                          President                                   August 31, 1998
------------------------------------------
Fred D. Furman

/s/ SUSAN D. ERSKINE                        Executive Vice President, Secretary and     August 31, 1998
------------------------------------------  Director
Susan D. Erskine

/s/ DANIEL L. FRANK                         President of Disease Management Division    August 31, 1998
------------------------------------------  and Director
Daniel L. Frank

/s/ CHARLES MCGETTIGAN                      Director                                    August 31, 1998
------------------------------------------
Charles C. McGettigan

/s/ EUGENE D. HILL                          Director                                    August 31, 1998
------------------------------------------
Eugene D. Hill

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