Form 10-Q
period 1998-07-31
PMR CORP
filed 1998-09-14
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                July 31, 1998
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission file number 0-20488

                                 PMR CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     23-2491707
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

501 Washington Street, 5th Floor San Diego, California                 92103
------------------------------------------------------                 -----
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code           619-610-4001
                                                   ----------------------------

Former_______________________________________________________________________
      Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         At August 31, 1998, PMR Corporation had 6,970,630 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX


PART I                                             FINANCIAL INFORMATION                             Page
------                                             ---------------------                             ----
                  Item 1.
                  Financial
                  Statements           Condensed Consolidated Balance Sheets as of
                                       July 31, 1998 (Unaudited) and April 30, 1998                     1

                                       Condensed Consolidated Statements of
                                       Income for the three month periods ended
                                       July 31, 1998 and 1997 (Unaudited)                               2

                                       Condensed Consolidated Statements of Cash
                                       Flows for the three months ended July 31,
                                       1998 and 1997 (Unaudited)                                        3

                                       Notes to Condensed Consolidated Financial
                                       Statements (Unaudited)                                           4

                  Item 2.              Management's Discussion and Analysis of
                                       Financial Condition and Results of Operations                    5

                  Item 3.              Quantitative and Qualitative   Disclosures
                                       about Market Risks                                              11

PART II           OTHER INFORMATION

                  Item 1.              Legal Proceedings                                               12

                  Item 2.              Changes in Securities and Use of Proceeds                       12

                  Item 3.              Defaults Upon Senior Securities                                 12

                  Item 4.              Submission of Matters to a Vote of Security
                                       Holders                                                         12

                  Item 5.              Other Information                                               12

                  Item 6.              Exhibits and Reports on Form 8-K                                12

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       JULY 31,             APRIL 30,
                                                                                         1998                 1998
                                                                                     -------------        -------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  15,602,411        $  18,522,859
   Short-term investments, available-for-sale                                           22,403,282           20,257,045
   Accounts receivable, net of allowance for uncollectible amounts
      of $9,449,065 in 1999 and $9,081,610 in 1998                                      20,159,955           16,655,759
   Prepaid expenses and other current assets                                             1,356,942            1,192,144
   Deferred income tax benefit                                                           4,149,099            4,136,000
                                                                                     -------------        -------------
Total current assets                                                                    63,671,689           60,763,807

Furniture and office equipment, net of accumulated depreciation
   of $1,115,410 in 1999 and $1,727,040 in 1998                                          2,824,511            3,492,449
Long-term receivables                                                                    3,767,318            2,976,918
Deferred income tax benefit                                                              2,080,000            2,080,000
Other assets                                                                             1,293,280            1,135,880
                                                                                     -------------        -------------
Total assets                                                                         $  73,636,798        $  70,449,054
                                                                                     =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                  $     436,250        $     469,462
   Accrued expenses                                                                      2,893,626            3,534,400
   Accrued compensation and employee benefits                                            2,057,353            2,178,693
   Advances from case management agencies                                                1,780,725            1,686,477
   Income taxes payable                                                                  1,374,829            1,074,360
   Payable to related party                                                              2,677,539                   --
                                                                                     -------------        -------------
Total current liabilities                                                               11,220,322            8,943,392

Note payable                                                                               368,250              392,024
Deferred rent expense                                                                       91,323               87,566
Contract settlement reserve                                                              7,650,926            7,479,993
Minority interest                                                                          239,294                   --

Commitments

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 10,000,000; issued and outstanding shares - 6,958,121 in 1999 and
        6,949,650 in 1998                                                                   69,580               69,496
   Additional paid-in capital                                                           48,002,003           47,959,557
   Retained earnings                                                                     5,995,100            5,517,026
                                                                                     -------------        -------------
Total stockholders' equity                                                              54,066,683           53,546,079
                                                                                     -------------        -------------
Total liabilities and stockholders' equity                                           $  73,636,798        $  70,449,054
                                                                                     =============        =============


            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JULY 31,
                                                                  ------------------------------------
                                                                      1998                    1997
                                                                  -------------          -------------
Revenue - psychiatric care                                        $  14,821,057          $  16,176,780
Revenue - pharmaceutical care                                         3,029,965                     --
                                                                  -------------          -------------
     Total revenue                                                   17,851,022             16,176,780

Expenses:
     Cost of sales of pharmaceutical products                         2,275,119                     --
     Direct operating expenses - psychiatric care                    10,093,180             11,626,432
     Direct operating expenses - pharmaceutical care                    409,503                     --
     Marketing, general and administrative                            2,567,341              2,114,652
     Provision for bad debts                                            716,439                663,530
     Depreciation and amortization                                      239,194                215,615
     Interest (income) expense                                         (508,811)               (88,748)
                                                                  -------------          -------------
                                                                     15,791,965             14,531,481

     Income before minority interest, income tax expense
           and cumulative change                                      2,059,057              1,645,299
     Minority interest                                                  239,294                     --
                                                                  -------------          -------------
     Income before income taxes and cumulative change                 1,819,763              1,645,299
     Income tax expense                                                 749,000                674,574
                                                                  -------------          -------------
     Net income before cumulative change                              1,070,763                970,725

     Cumulative change, net of income tax benefit                       592,689                     --
                                                                  -------------          -------------
     Net income                                                   $     478,074          $     970,725
                                                                  =============          =============


     Earnings per common share before cumulative change
           Basic                                                  $        0.15          $        0.19
                                                                  =============          =============
           Diluted                                                $        0.15          $        0.17
                                                                  =============          =============

     Earnings per common share
           Basic                                                  $        0.07          $        0.19
                                                                  =============          =============
           Diluted                                                $        0.07          $        0.17
                                                                  =============          =============


     Shares used in computing earnings per share
           Basic                                                      6,953,225              5,052,736
                                                                  =============          =============
           Diluted                                                    7,320,778              5,773,918
                                                                  =============          =============


            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED JULY 31,
                                                                     ------------------------------------
                                                                         1998                   1997
                                                                     -------------          -------------
OPERATING ACTIVITIES
Net income                                                           $     478,074          $     970,726
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                         239,194                215,615
     Provision for bad debts                                               716,439                663,530
     Cumulative effect of change in accounting principle                   592,689                     --
     Income applicable to minority interest                                239,294                     --
     Deferred income taxes                                                 (13,099)                    --
     Changes in operating assets and liabilities:
           Accounts and notes receivables                               (5,011,035)            (3,517,119)
           Prepaid expenses and other assets                              (403,285)                70,556
           Accounts payable and accrued expenses                          (673,986)              (538,200)
           Accrued compensation and employee benefits                     (121,340)                92,338
           Advances from case management agencies                           94,247               (283,035)
           Payable to related party                                      2,677,539                     --
           Contract settlement reserve                                     170,933                867,675
           Income taxes payable                                            712,338                588,067
           Deferred rent expense                                             3,757                 16,127
                                                                     -------------          -------------
Net cash used in operating activities                                     (298,241)              (853,720)

INVESTING ACTIVITIES
Purchases of short-term investments, available-for-sale                 (2,146,237)                    --
Purchases of furniture and office equipment                               (494,726)              (693,571)
                                                                     -------------          -------------
Net cash used in investing activities                                   (2,640,963)              (693,571)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                          42,530                118,683
Payments on note payable                                                   (23,774)                    --
                                                                     -------------          -------------
Net cash provided by financing activities                                   18,756                118,683
                                                                     -------------          -------------

Net decrease in cash & cash equivalents                                 (2,920,448)            (1,428,608)
Cash at beginning of period                                             18,522,859             10,048,203
                                                                     -------------          -------------
Cash at end of period                                                $  15,602,411          $   8,619,595
                                                                     =============          =============


            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or "the Company") have been included. Operating results for the three months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

NOTE B - RECLASSIFICATION

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which supersedes APB Opinion No. 15. SFAS 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including PMR, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below and in the Company's Annual Report on form 10-K for the fiscal year ended April 30, 1998 and the Company's periodic reports and other filings with the Securities and Exchange Commission. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

         PMR Corporation ("PMR" or "the Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 37 Outpatient Programs, one Case Management Program and four Chemical Dependency Programs. In July 1998, the Company formed a new company called Stadt Solutions, LLC ("Stadt Solutions") which is jointly owned by PMR and Stadtlander Drug Distribution Co., Inc. ("Stadtlander"). Stadt Solutions offers a specialty pharmacy program for individuals with SMI, initially serving approximately 6,000 individuals through 13 pharmacies in 13 states. PMR, with Stadt Solutions, operates in approximately 23 states and employs or contracts with more than 400 mental health and pharmaceutical industry professionals and provides services to approximately 11,000 individuals diagnosed with SMI. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

         PMR's Outpatient Programs serve as a comprehensive alternative to inpatient hospitalization and include partial hospitalization and lower intensity outpatient services. The Case Management Program provides an intensive, individualized primary care service which consists of a proprietary case management model utilizing clinical protocols for delivering care to SMI patients. The Company also provides Chemical Dependency Programs to patients affiliated with managed care organizations and government-funded programs.

SOURCES OF REVENUE

         Outpatient Programs. Outpatient Programs operated by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) an all-inclusive fee arrangement based on fee-for-service rates which provides that the Company is responsible for substantially all program costs; (ii) a fee-for-service arrangement under which substantially all program costs are the responsibility of the provider; and (iii) a fixed fee arrangement. The all-inclusive arrangements are in effect at 31 of the 37 Outpatient Programs operated during fiscal 1999 and constituted 68.2% of the Company's psychiatric care revenue for the three months ended July 31, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or Community Mental Health Centers ("CMHCs"), require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

         Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's management fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of July 31, 1998, the Company had recorded $7.7 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 1999.

         Case Management Program. For its Case Management Program in Tennessee, the Company receives a monthly case rate payment from the managed care consortiums responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare") program and is responsible for planning, coordinating and managing psychiatric case management services for its consumers who are eligible to participate in the TennCare program. The Company also is responsible for providing a portion of the related outpatient clinical care under certain of the agreements. Revenues under the TennCare program are recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The urgent care program receives interim payments which are adjusted based on inpatient utilization statistics which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends.

         Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered.

         Pharmaceutical. In June 1998, the Company and Stadtlander entered into a subscription agreement to form Stadt Solutions, a Delaware limited liability company. Stadt Solutions offers specialty pharmaceutical services to individuals with SMI and also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchases. Ownership of Stadt Solutions is held 50.1% by PMR and 49.9% by Stadtlander. Stadtlander is entitled to receive a priority distribution of income approximately equivalent to the operating income Stadtlander expected to be generated by Stadtlander's base of approximately 6,000 clients existing at the time of the subscription agreement. The incremental operating income in excess of this base, if any, will be distributed equally between the Company and Stadtlander.

         The venture commenced business with operations serving clients through 13 pharmacies in 13 states offering services to approximately 6,000 clients. These individuals are presently receiving the drug clozaril, an anti-psychotic for schizophrenia, as well as blood monitoring services. Stadt Solutions will seek to offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members.


RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

         Revenue -Psychiatric Care. Revenues from psychiatric care for the quarter ended July 31, 1998 were $14.8 million, a decrease of $1.4 million, or 8.4%, as compared to the quarter ended July 31, 1997. The Outpatient Programs recorded revenues of $12.3 million, an increase of $769,000, or 6.7%, from the quarter ended July 31, 1997. The growth in the Outpatient Programs was the result of the addition of seven new programs versus the year ago quarter. The Company's Case Management Programs recorded revenues of $2.1 million, a decrease of $1.8 million, or 46.3%, from the quarter ended July 31, 1997. The decrease in revenues was due to the restructuring of the Company's relationship with a Memphis, Tennessee case management agency and the termination of two Case Management Programs in Arkansas which generated no revenues in the first quarter of fiscal 1999 as compared to $1.8 million in revenues for the first quarter of fiscal 1998. Revenues from the Company's Chemical Dependency Programs were $472,000, a decrease of 40% from the quarter ended July 31, 1997. The decrease in revenues was associated with the Company's termination of two Chemical Dependency Programs which generated no revenue in the first quarter of fiscal 1999 as well as a seasonal drop in census which was not experienced in the quarter ended July 31, 1997.

         Revenue - Pharmaceutical Care. Revenues of $3.0 million from pharmaceutical care represents sales of pharmaceutical products to approximately 6,000 individuals with SMI through 13 Stadt Solutions pharmacies since its formation in July 1998.

         Cost of Sales of Pharmaceutical Products. Cost of sales of pharmaceutical products of $2.3 million represent the cost of providing such products by Stadt Solutions since its formation in July 1998.

         Direct Operating Expenses -Psychiatric Care. Direct operating expenses of psychiatric care consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses for the quarter ended July 31, 1998 were $10.1 million, a decrease of $1.5 million, or 13.2%, as compared to the quarter ended July 31, 1997. As a percentage of psychiatric care revenues, operating expenses were 68.1%, down from 71.9% for the quarter ended July 31, 1997. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the restructuring of the Company's relationship with a Memphis, Tennessee case management agency and the termination of the Arkansas Case Management Programs which generated no expenses in the first quarter of fiscal 1999 as compared to $1.5 million in expenses for the first quarter of fiscal 1998.

         Direct Operating Expenses - Pharmaceutical Care. Direct operating expenses of pharmaceutical care of $410,000 consist of the operating costs incurred at the 13 Stadt Solutions pharmacies and related billing costs since the formation of Stadt Solutions in July 1998.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses consist of corporate overhead expenses and regional administrative, development and clinical expenses which are not direct program expenses. Marketing, general and administrative expenses for the quarter ended July 31, 1998, were $2.6 million, an increase of $453,000 or 21.4%, as compared to the quarter ended July 31, 1997. The increase was related to investment in the home offices to support existing and anticipated programs, including the Stadt Solutions venture and a managed care initiative in Southern California. As a percentage of psychiatric care revenues, marketing, general and administrative expenses were 17.3% in the quarter ended July 31, 1998, as compared to 13.1% for the quarter ended July 31, 1997.

         Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended July 31, 1998, were $716,000, an increase of $53,000, or 8.0% as compared to the quarter ended July 31, 1997. The increase was due to additional reserve against revenue from sales of pharmaceutical products. As a percentage of revenues, the provision for bad debts remained essentially unchanged at approximately 4.0% of revenues. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

         Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended July 31, 1998, were $239,000, an increase of $24,000, or 10.9%, as compared to the quarter ended July 31, 1997. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

         Net Interest Income. Interest income increased from $89,000 for the quarter ended July 31, 1997 to $509,000 for the quarter ended July 31, 1998, an increase of $420,000, or 473.3%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997.

         Income Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change increased from $1.6 million for the quarter ended July 31, 1997 to $2.1 million for the quarter ended July 31, 1998, an increase of $414,000 or 25.2%. Income before minority interest, income taxes and cumulative change as a percentage of revenue increased from 10.2% to 11.5% over this period of time.

         Minority Interest. Minority interest of $239,000 represent a distribution of the operating profits of Stadt Solutions in its entirety to Stadtlander.

         Cumulative Change. The cumulative change of $593,000 represents the effect, net of income tax benefit of $412,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first quarter of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5 Reporting on Costs of Start-up Activities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended July 31, 1998, net cash used in operating activities was $298,000. Working capital at July 31, 1998 was $52.5 million, an increase of $631,000, or 1.2%, as compared to working capital at April 30, 1998. Cash and cash equivalents and short-term investments at July 31, 1998 were $38.0 million, a decrease of $774,000, or 2.0% as compared to April 30, 1998.

         The use of cash for operating activities during the three months ended July 31, 1998 was due to delayed collections of accounts receivable. Accounts receivable growth was a result of significant revenue increases combined with an increase in days revenue outstanding to 104 at July 31, 1998 (versus 88 at April 30, 1998). The increase in days revenue outstanding was due to focused reviews of claims by fiscal intermediaries at several Outpatient Programs, and the restructuring and termination of Case Management Programs which have historically experienced quicker payment cycles than the Outpatient Programs. The other significant use of cash was leasehold improvements associated with recently opened sites and investment in information technology.

         Working capital available to finance fiscal 1999 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at rate of either the bank's reference rate or the Eurodollar rate plus 2%. As of July 31, 1998 no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 1999, to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions and its site management and clinical information business, and for the development of a risk based managed care project. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

         On July 30, 1998, the Company entered into a definitive merger agreement to acquire Behavioral Healthcare Corporation ("BHC") for approximately $209 million in total consideration, including $94.4 million in cash and cash equivalents, 2.6 million shares of the Company's Common Stock and the assumption of net debt of approximately $90 million. The Company anticipates financing this acquisition through the use of existing cash resources and additional external debt financing sources including bank and private high yield bond financing. Consummation of the transaction is subject to various conditions, including approval of the stockholders of BHC and the Company.

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

         From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first three months of fiscal 1998 and 1999, a substantial majority of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCSs on whose behalf these programs are managed. Under the Company's contracts with its providers, the Company may be responsible to indemnify providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

         The Company has been advised by Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations

IMPACT OF INFLATION

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

         The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the third quarter of fiscal 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during fiscal 1999 and be charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant in early 1999. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. The Company believes that by completing its planned corrections to its computer applications, the year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

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

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk
         Not Applicable.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         The Company's arbitration and disputes with the case management agency in Memphis, Tennessee previously disclosed by the Company in its Annual Report on Form 10-K for the year ended April 30, 1998, have been settled, and the Company has entered into a new service agreement with the case management agency.

ITEM 2 - Changes in Securities and Use of Proceeds
         None

ITEM 3 - Defaults upon Senior Securities
         None

ITEM 4 - Submission of Matters to a Vote of Security Holders
         None

ITEM 5 - Other Information
         None

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits


         Exhibit
         Number
         ------
         10.1     Agreement and Plan Merger dated as of July 30, 1998, by and between PMR Corporation and Behavioral Healthcare Corporation.
                  (Incorporated by reference from Exhibit 99.1 to Report on Form
                  8-K filed on August 4, 1998.)

         27.1     Financial Statements


     (b) Reports on Form 8-K

         During the first quarter of fiscal 1999, the Company filed the following reports on Form 8-K:

         1. Report on Form 8-K dated May 12, 1998, and filed on or about May 13, 1998, announcing the Company's plan to take a special charge and preliminary estimates of fourth quarter results.

         2. Report on Form 8-K dated June 9, 1998 and filed on or about June 11, 1998 announcing a preliminary resolution of the provider-based challenge and a proposed joint venture with Stadlander Drug Distribution Co., Inc.

         3. Report on Form 8-K dated July 30, 1998 and filed on or about August 4, 1998 announcing the execution of a definitive merger agreement (the "Merger Agreement") between the Company and Behavioral Healthcare Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 1998
                                        PMR CORPORATION


                                        BY: /s/ Allen Tepper
                                            -----------------------------------
                                            ALLEN TEPPER
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        BY: /s/ Mark P. Clein
                                            -----------------------------------
                                            MARK P. CLEIN
                                            Chief Financial Officer
                                            (Principal Financial Officer)