Form 10-K405/A
period 1998-04-30
PMR CORP
filed 1998-12-18
CIK 829608

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


         Revenues derived by the Company under these contracts generally fit within three types of arrangements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements were in effect at 34 of the 39 Outpatient Programs operated during fiscal 1998 and constituted approximately 62.4% of the Company's revenues for the year ended April 30, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or CMHCs, require the Company to provide, at its own expense, specific management personnel for each program site. Regardless of the type of arrangement with the provider, all medical services rendered in the programs are provided by the provider.


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


         The terms of the management and affiliation agreements are six years and may only be terminated for cause upon the occurrence of such events as (i) a loss of accreditation or other required licensing or regulatory qualifications,
(ii) material breach by either party, (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program and (iv) failure to achieve certain performance targets after designated notice and cure periods. In the Fall of 1995, the Company commenced the operation of its Case Management Programs with two case management agencies in Nashville, Tennessee and Memphis, Tennessee. In March and April of 1996, the Company also executed management and affiliation agreements with three CMHCs in Arkansas, which became operational in 1996. In September 1997 and in May 1998 the Company reached agreement with its CMHC providers to close its Case Management Programs in Arkansas. The Company is engaged in arbitration with Case Management, Inc., a case management agency in Memphis, regarding disputes involving the management and affiliation agreement. The Company cannot predict the outcome of the arbitration. The Company expects to terminate or substantially restructure the relationship with the case management agency in fiscal 1999. See "Risk Factors --Concentration of Revenues" and "-- Limited Operating History of Case Management Programs."


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


         In addition, the Company is in the process of arbitrating its agreement with Case Management, Inc., a case management agency in Memphis, and anticipates terminating or substantially restructuring the agreement. See "Business -- Contracts -- Case Management Programs." While the Company does not anticipate that the outcome of this arbitration will have a material adverse effect on the Company's business, the Company cannot predict the outcome of this matter or other potential related changes or outcomes, with any degree of certainty, and such results could individually or in the aggregate have a material adverse effect on the Company's business, financial condition and results of operations.


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

         In February 1998, the Company announced that an Outpatient Program that it formerly managed in Dallas, Texas was the subject of a civil investigation conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas. The investigation resulted from a HCFA review of certain partial hospitalization services rendered by the program. As of July 27, 1998, no formal complaint, demand, or additional request for information has been made by the investigating agencies. The Company closed the Dallas program and has accrued expenses relating to the estimated costs to resolve claims and related legal costs incurred in the amount of approximately $450,000.

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


         A representative of the Agencies has indicated that the investigation is civil in nature and focuses on eligibility of patients for partial hospitalization services. The eligibility determinations for participation at the Dallas program were made by board certified or board eligible psychiatrists. The Company is cooperating fully with the Agencies. The Company closed the Dallas program and has accrued expenses relating to the estimated costs to resolve claims and related legal costs incurred in the amount of approximately $450,000.

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


         The Company is engaged in arbitration with Case Management, Inc., a case management agency in Memphis, regarding disputes involving the Company's management and affiliation agreement. While the Company cannot predict the ultimate outcome of this matter, the estimate of the cost to resolve the matter has been accrued as of April 30, 1998. The Company expects to terminate or restructure substantially the relationship with the case management agency in fiscal 1999. See "Risk Factors -- Potential Changes in TennCare."


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

                                                        YEARS ENDED APRIL 30
                                   ----------------------------------------------------------------
                                     1998          1997         1996          1995           1994
                                   -------      --------      -------       --------       --------
                                              (in thousands, except per share amounts)

INCOME STATEMENT INFORMATION
Revenues                          $ 67,524      $ 56,637      $ 36,315      $ 21,747       $ 22,786
Net Income (loss)                    1,788         3,107           918        (2,352)           825
Net Income (loss) per share
  Basic                                .30           .66           .26          (.71)           .25
  Diluted                              .27           .55           .23          (.71)           .25

WEIGHTED SHARES OUTSTANDING
  Basic                              6,053         4,727         3,484         3,336          3,228
  Diluted                            6,695         5,646         4,471         3,336          3,347



                                                            AS OF APRIL 30
                                   ----------------------------------------------------------------
                                     1998          1997         1996          1995           1994
                                   -------      --------      -------       --------       --------
BALANCE SHEET INFORMATION
Working Capital                   $ 52,150      $ 17,036      $ 10,911      $  8,790       $  7,705
Total Assets                        70,449        32,450        21,182        14,811         13,671
Long Term Debt                         392             0             0           126            320
Total Liabilities                   16,573        16,202        12,070         7,749          5,972
Stockholders' Equity                53,546        16,248         9,112         7,062          7,699





                                                        QUARTERS FOR THE YEARS ENDED
                         ------------------------------------------------------------------------------------------------------
                                        APRIL 30, 1998                                          APRIL 30, 1997
                         ------------------------------------------------       -----------------------------------------------
                           7/31/97      10/31/97      1/31/98     4/30/98        7/31/96     10/31/96      1/31/97      4/30/97
                         ---------      --------      -------     -------        -------     --------      -------      -------
                                                  (in thousands, except per share amounts)

REVENUES                    16,177       17,561       16,522       17,264        13,028       14,293       14,190       15,126
NET INCOME (LOSS)              970        1,162        1,327       (1,671)          583          799          831          894
NET INCOME (LOSS) PER
SHARE
  Basic                        .19          .22          .19         (.24)          .14          .16          .17          .19
  Diluted                      .17          .19          .18         (.24)          .12          .14          .14          .15

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

SOURCES OF REVENUE


         Outpatient Programs. Outpatient Programs operated by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 34 of the 39 Outpatient Programs operated during fiscal 1998 and constituted 62.4% of the Company's revenue for the year ended April 30, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or CMHCs, require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.


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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:


                                                   YEAR ENDED APRIL 30,
                                             -------------------------------
                                             1998         1997          1996
                                             ----         ----         -----
Revenue..................................... 100.0%       100.0%       100.0%
Operating expenses..........................  71.5         73.7         78.4
Marketing, general and administrative.......  13.6         10.7         11.1
Provision for bad debts.....................   7.6          5.4          4.0
Depreciation and amortization...............   1.6          1.2          1.6
Special Charge                                 3.0          -            -
Interest (income), expense..................  (1.8)        (0.4)         0.0
                                             ----          ----         ----
Total expenses..............................  95.5         90.6         95.1
                                             -----         ----         ----
Income before income taxes                     4.5%         9.4%         4.9%
                                             =====         ====         ====


YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997


         REVENUE. Revenue increased from $56.6 million for the year ended April 30, 1997 to $67.5 million for the year ended April 30, 1998, an increase of $10.9 million, or 19.2%. The Outpatient Programs recorded revenue of $49.4 million, an increase of 23.5% as compared to fiscal 1997. The growth in Outpatient Programs was the result of the addition of nine new programs in fiscal 1998 and increases in "same-site" revenues of 11.7% compared to fiscal 1997. The remainder of the increase in revenue came from the growth in Case Management Programs in Tennessee and Arkansas, which recorded revenue of $15.1 million, an increase of $1.4 million or 10.4% as compared to fiscal 1997. Revenue from the Chemical Dependency Programs was $3.0 million, an increase of 1.0% as compared to fiscal 1997. The Company is currently in the process of terminating or restructuring its relationship with a Tennessee case management agency and during fiscal 1998 terminated its Arkansas Case Management Programs. See "Business -- Programs and Operations -- Case Management Programs." The all inclusive Outpatient Programs operated during fiscal 1998 had an operating margin for the year ended April 30, 1998 of 35.7% as compared to 31.9% for the year ended April 30, 1997.



         OPERATING EXPENSES. Operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for the administering the programs. Operating expenses increased from $41.7 million for the year ended April 30, 1997 to $48.2 million for the year ended April 30, 1998, an increase of $6.5 million, or 15.6%. As a percentage of revenue, operating expenses were 71.5%, down from 73.7% for the year ended April 30, 1997. The improvement in the operating expense ratio was due to reductions in bonus expenses of $680,000 as well as operating leverage realized as a result of revenue growth in the Outpatient and Case Management Programs which was spread across existing fixed and semi-variable cost structures.


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

         SPECIAL CHARGE. A Special Charge of $4.4 million was recorded in the fourth quarter to provide for costs associated with closing several programs, resolving the provider based status associated with the Scripps Health programs and resolving other regulatory matters. Included in this charge is a $2.4 million bad debt expense which was recorded in provision for bad debts. The remaining $2.0 million was allocated to program closing costs which were $1.4 million and costs associated with noncancelable contract obligations which were $600,000.

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

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased from $5.3 million for the year ended April 30, 1997 to $3.0 million for the year ended April 30, 1998, a decrease of $2.3 million, or 43.4%. Income before income taxes as a percentage of revenue decreased from 9.4% to 4.5% over this period of time.


YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996


         REVENUE. Revenue increased from $36.3 million for the year ended April 30, 1996 to $56.6 million for the year ended April 30, 1997, an increase of $20.3 million, or 56.0%. The Outpatient Programs recorded revenue of $40.0 million, an increase of 49.3% as compared to fiscal 1996. This increase was the result of same-site increases in revenue of 40.0% compared to fiscal 1996 and the gross addition of eight new programs in fiscal 1997. The remainder of the increase in revenue came predominantly from the growth in Case Management Programs in Tennessee and the introduction of Case Management Programs in Arkansas, which recorded revenue of $13.7 million, an increase of 80.3% as compared to fiscal 1996. Revenue from the Chemical Dependency Programs was $2.9 million, an increase of 54.4% as compared to fiscal 1996. This increase was attributable to a full year of operation of the Little Rock public sector program in Arkansas and to growth in the managed care business in California. The all-inclusive Outpatient Programs operated during fiscal 1997 had an operating margin for the year ended April 30, 1997 of 31.9% as compared to 32.9% for the year ended April 30, 1996.


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


         RESTATEMENT. As of April 30, 1998, the Company recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health. The Company determined that its estimate of special charges related to contract losses was overaccrued as of April 30, 1998 because all information available to the Company was not used in determining the original estimate. The Company has restated its previously issued financial statements as of April 30, 1998 to eliminate this overaccrual.


LIQUIDITY AND CAPITAL RESOURCES


         For the year ended April 30, 1998, net cash used in operating activities was $3.0 million. Working capital at April 30, 1998 was $52.2 million, an increase of $35.1 million, or 206.1%, as compared to working capital at April 30, 1997. Cash and cash equivalents and short-term investments at April 30, 1998 were $38.8 million, an increase of $28.7 million, or 286.0% as compared to April 30, 1997. The increase in working capital, cash and cash equivalents and short-term investments was due to the completion of a public offering of shares of common stock of the Company during October 1997, which resulted in net proceeds of $33.1 million, which was offset by cash used to finance operating activities.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

See "Item 4A. Executive Officers of the Company" with regard to Executive Officers.


     PMR DIRECTORS

     PMR's Restated Certificate of Incorporation (the "PMR Restated Certificate") and PMR's Bylaws provide that the PMR Board shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the PMR Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the PMR Board to fill a vacancy (including a vacancy created by an increase in the PMR Board) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified. The PMR Board is presently composed of six members. There are two directors in the class whose term of office expires in 1998. Set forth below is biographical information for each director of PMR.


DIRECTORS CONTINUING IN OFFICE UNTIL THE 1998 PMR ANNUAL MEETING

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

                                      44.

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

** Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 23-20095-A).

*** Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-2 (Reg. No. 333-36313).

+        Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 1998.

                           PMR CORPORATION



                           By:   /s/  Allen Tepper
                                 -------------------------------------------
                                 Allen Tepper
                                 Chief Executive Officer
                                 (Principal Executive Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                          DATE
                ---------                                     -----                          ----

/s/ ALLEN TEPPER                            Chairman of the Board, Chief Executive      December 17, 1998
------------------------------------------  Officer and Director (Principal Executive
Allen Tepper                                Officer)

/s/ MARK P. CLEIN                           Executive Vice President and Chief          December 17, 1998
------------------------------------------  Financial Officer (Principal Financial
Mark P. Clein                               Officer)

/s/ FRED D. FURMAN                          President                                   December 17, 1998
------------------------------------------
Fred D. Furman

/s/ SUSAN D. ERSKINE                        Executive Vice President, Secretary and     December 17, 1998
------------------------------------------  Director
Susan D. Erskine

/s/ DANIEL L. FRANK*                        President of Disease Management Division    December 17, 1998
------------------------------------------  and Director
Daniel L. Frank

/s/ CHARLES MCGETTIGAN*                     Director                                    December 17, 1998
------------------------------------------
Charles C. McGettigan

/s/ EUGENE D. HILL*                         Director                                    December 17, 1998
------------------------------------------
Eugene D. Hill



*By: /s/ MARK P. CLEIN
    --------------------------------------
    Mark P. Clein
    Attorney-in-fact

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


                                           /s/ ERNST & YOUNG, LLP
                                           ------------------------------
                                               Ernst & Young, LLP



San Diego, California
June 12, 1998
except for paragraph two of Note 12, as to which the date is July 24, 1998, and Note 1 "Restatement", as to which the date is December 17, 1998

                                 PMR Corporation

                           Consolidated Balance Sheets



                                                                                              APRIL 30,
                                                                                       1998              1997
                                                                                     -----------       -----------
                                                                                      (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $18,522,859       $10,048,203
   Short-term investments, available for sale                                         20,257,045                --
   Accounts receivable, net of allowance for uncollectible amounts of
     $9,081,610 in 1998 and $5,081,177 in 1997                                        16,655,759        11,268,962
   Prepaid expenses and other current assets                                           1,192,144           572,136
   Deferred income tax benefits                                                        4,136,000         2,464,000
                                                                                     -----------       -----------
Total current assets                                                                  60,763,807        24,353,301

Furniture and office equipment, net of accumulated depreciation of
   $1,727,040 in 1998 and $1,175,980 in 1997                                           3,492,449         1,263,743
Long-term receivables                                                                  2,976,918         2,360,872
Deferred income tax benefit                                                            2,080,000         2,970,000
Other assets                                                                           1,135,880         1,501,622
                                                                                     -----------       -----------
Total assets                                                                         $70,449,054       $32,449,538
                                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   469,462       $   753,660
   Accrued expenses                                                                    2,974,400           981,998
   Accrued compensation and employee benefits                                          2,178,693         2,951,867
   Advances from case management agencies                                              1,686,477           926,712
   Income taxes payable                                                                1,304,353         1,703,000
                                                                                     -----------       -----------
Total current liabilities                                                              8,613,385         7,317,237

Note payable                                                                             392,024                --
Deferred rent expense                                                                     87,566            92,822
Contract settlement reserve                                                            7,479,993         8,791,928

Commitments

Stockholders' equity:
   Convertible preferred stock, $.01 par value, authorized shares - 1,000,000;
     Series C - issued and outstanding shares - none in 1998 and 1997
   Common Stock, $.01 par value, authorized shares - 19,000,000; issued and outstanding shares - 6,949,650 in 1998 and 5,033,507
     in 1997                                                                              69,496            50,334
   Additional paid-in capital                                                         47,959,557        12,138,569
   Retained earnings                                                                   5,847,033         4,058,648
                                                                                     -----------       -----------
Total stockholders' equity                                                            53,876,086        16,247,551
                                                                                     -----------       -----------
                                                                                     $70,449,054       $32,449,538
                                                                                     ===========       ===========


See accompanying notes.

                                 PMR Corporation

                        Consolidated Statements of Income




                                                                  YEAR ENDED APRIL 30,
                                                      1998                1997                1996
                                                  ------------        ------------        ------------
                                                   (Restated)
Revenue                                           $ 67,523,950        $ 56,636,902        $ 36,315,921

Expenses:
   Operating expenses                               48,255,459          41,738,298          28,471,644
   Marketing, general and administrative             9,186,401           6,034,960           4,018,685
   Provision for bad debts                           5,148,580           3,084,166           1,447,983
   Depreciation and amortization                     1,064,873             700,734             595,896
   Special charge                                    2,022,889                  --                  --
   Interest (income) expense                        (1,186,637)           (217,297)              2,174
   Minority interest in loss of subsidiary                  --                  --                (524)
                                                  ------------        ------------        ------------
                                                    64,491,565          51,340,861          34,535,858
                                                  ------------        ------------        ------------

Income before income taxes                           3,032,385           5,296,041           1,780,063
Income tax expense                                   1,244,000           2,172,000             730,000
                                                  ------------        ------------        ------------
Net income                                           1,788,385           3,124,041           1,050,063
Less dividends on:
   Series C Convertible Preferred Stock                     --              17,342             131,686
                                                  ------------        ------------        ------------
Net income available to common stockholders       $  1,788,385        $  3,106,699        $    918,377
                                                  ============        ============        ============

Earnings per common share
   Basic                                          $        .30        $        .66        $        .26
                                                  ============        ============        ============
   Diluted                                        $        .27        $        .55        $        .23
                                                  ============        ============        ============

Shares used in computing earnings per share
   Basic                                             6,053,243           4,727,124           3,484,172
                                                  ============        ============        ============
   Diluted                                           6,695,321           5,645,947           4,470,980
                                                  ============        ============        ============


See accompanying notes.

                                 PMR Corporation

                 Consolidated Statements of Stockholders' Equity


                                                    SERIES C
                                                   CONVERTIBLE
                                                 PREFERRED STOCK                COMMON STOCK
                                          ---------------------------------------------------------    PAID-IN
                                              SHARES         AMOUNT          SHARES       AMOUNT       CAPITAL
                                           ------------   ------------   ------------  ------------  ------------

Balance at April 30, 1995                       700,000   $      7,000      3,338,656  $     33,385  $  7,050,262
   Issuance of common stock under stock
     option plans                                    --             --         17,174           172        61,202
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest                --             --        197,087         1,971     1,029,279
   Issuance of common stock for a note
     receivable                                      --             --         25,000           250       118,500
   Accrued interest on stockholder notes             --             --             --            --            --
   Dividend payable on Series C preferred
     stock                                           --             --             --            --            --
   Proceeds from payment of stockholder
     notes                                           --             --             --            --            --
   Net income                                        --             --             --            --            --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1996                       700,000          7,000      3,577,917        35,778     8,259,243
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $369,000               --             --         96,016           960       729,189
   Dividend payable on Series C preferred
     stock                                           --             --             --            --            --
   Proceeds from payment of stockholder
     notes                                           --             --             --            --            --
   Exercise of warrants to purchase
     common stock                                    --             --        657,524         6,575     3,104,801
   Issuance of common stock for
     consulting services                             --             --          2,050            21        45,336
   Conversion of Series C convertible
     preferred stock                           (700,000)        (7,000)       700,000         7,000            --
   Net income                                        --             --             --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1997                            --             --      5,033,507        50,334    12,138,569
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $1,687,355             --             --        226,143         2,262     2,717,694
   Issuance of common stock in follow-on
     offering, net of offering costs of
     $637,556                                        --             --      1,690,000        16,900    33,103,294
   Net income                                        --             --             --            --            --
                                           ------------   ------------   ------------  ------------  ------------
Balance at April 30, 1998                            --   $         --      6,949,650  $     69,496  $ 47,959,557
                                           ============   ============   ============  ============  ============



                                           NOTES RECEIVABLE                   TOTAL
                                                 FROM         RETAINED    STOCKHOLDERS'
                                             STOCKHOLDERS     EARNINGS        EQUITY
                                             ------------   ------------   ------------
                                                             (Restated)     (Restated)
Balance at April 30, 1995                    $    (62,626)  $     33,572   $  7,061,593
   Issuance of common stock under stock
     option plans                                   1,184             --         62,558
   Issuance of common stock for
     non-compete agreements and
     acquisition of minority interest                  --             --      1,031,250
   Issuance of common stock for a note
     receivable                                  (118,750)            --             --
   Accrued interest on stockholder notes           (4,507)            --         (4,507)
   Dividend payable on Series C preferred
     stock                                             --       (131,686)      (131,686)
   Proceeds from payment of stockholder
     notes                                         43,152             --         43,152
   Net income                                          --      1,050,063      1,050,063
                                             ------------   ------------   ------------
Balance at April 30, 1996                        (141,547)       951,949      9,112,423
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $369,000                 --             --        730,149
   Dividend payable on Series C preferred
     stock                                             --        (17,342)       (17,342)
   Proceeds from payment of stockholder
     notes                                        141,547             --        141,547
   Exercise of warrants to purchase
     common stock                                      --             --      3,111,376
   Issuance of common stock for
     consulting services                               --             --         45,357
   Conversion of Series C convertible
     preferred stock                                   --             --             --
   Net income                                          --      3,124,041      3,124,041
                                             ------------   ------------   ------------
Balance at April 30, 1997                              --      4,058,648     16,247,551
   Issuance of common stock under stock
     option plans including realization
     of income tax benefit of $1,687,355               --             --      2,719,956
   Issuance of common stock in follow-on
     offering, net of offering costs of
     $637,556                                          --             --     33,120,194
   Net income                                          --      1,788,385      1,788,385
                                             ------------   ------------   ------------
Balance at April 30, 1998                    $         --   $  5,847,033   $ 53,876,086
                                             ============   ============   ============

See accompanying notes.

                                 PMR Corporation

                      Consolidated Statements of Cash Flows


                                                                                   YEARS ENDED APRIL 30,
                                                                       1998                1997                1996
                                                                   ------------        ------------        ------------
                                                                    (Restated)
OPERATING ACTIVITIES
Net income                                                         $  1,788,385        $  3,124,041        $  1,050,063
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special charge                                                   2,022,889                  --                  --
     Depreciation and amortization                                    1,064,873             700,734             595,896
     Issuance of stock for consulting services                               --              45,357                  --
     Provision for bad debts                                          5,148,580           3,084,166           1,447,983
     Accrued interest income on notes receivable from
       stockholders                                                          --                  --              (4,507)
     Deferred income taxes                                             (782,000)         (3,834,000)           (841,000)
     Minority interest in loss of joint venture                              --                  --                (524)
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                (11,151,423)         (4,980,050)         (3,778,660)
       Refundable income tax                                                 --                  --             817,165
       Prepaid expenses and other assets                               (620,008)           (250,630)            (88,487)
       Accounts payable and accrued expenses                           (404,697)            212,937             474,124
       Accrued compensation and employee benefits                      (773,174)            675,058           1,415,780
       Advances from case management agencies                           759,765             (86,135)          1,012,847
       Other liabilities                                                     --            (127,213)           (205,034)
       Contract settlement reserve                                   (1,311,935)          3,292,908           1,975,797
       Income taxes payable                                           1,288,715           1,394,511             308,489
       Deferred rent expense                                             (5,256)            (56,709)            (60,331)
                                                                   ------------        ------------        ------------
Net cash (used in) provided by operating activities                  (2,975,286)          3,194,975           4,119,601

INVESTING ACTIVITIES
Purchases of short-term investments, available-for-sale             (20,257,045)                 --                  --
Purchases of furniture and office equipment                          (2,927,837)           (958,685)           (179,281)
Acquisition of Twin Town minority interest                                   --                  --            (185,000)
                                                                   ------------        ------------        ------------
Net cash used in investing activities                               (23,184,882)           (958,685)           (364,281)

FINANCING ACTIVITIES
Proceeds from follow-on offering, net of offering costs              33,120,194                  --                  --
Proceeds from sale of common stock and notes receivable from
   stockholders                                                       1,032,601           3,983,072             105,710
Proceeds from note payable to bank                                      517,397                  --             800,000
Payments on note payable to bank                                        (35,368)                 --          (2,000,000)
Cash dividend paid                                                           --             (89,081)           (125,484)
                                                                   ------------        ------------        ------------
Net cash provided by (used in) financing activities                  34,634,824           3,893,991          (1,219,774)
                                                                   ------------        ------------        ------------

Net increase (decrease) in cash                                       8,474,656           6,130,281           2,535,546

Cash at beginning of year                                            10,048,203           3,917,922           1,382,376
                                                                   ------------        ------------        ------------

Cash at end of year                                                $ 18,522,859        $ 10,048,203        $  3,917,922
                                                                   ============        ============        ============
SUPPLEMENTAL INFORMATION:
Taxes paid                                                         $  1,330,725        $  4,611,489        $    380,735
                                                                   ============        ============        ============
Interest paid                                                      $     20,936        $     17,612        $    129,108
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

                   Notes to Consolidated Financial Statements

                                 April 30, 1998




1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION


PMR Corporation ("the Company") develops, manages and markets acute outpatient psychiatric programs, psychiatric case management programs and substance abuse treatment programs. The Company operates in the healthcare industry segment. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, PMR-CD, Inc., Aldine - CD, Inc. and Twin Town Outpatient. The Company does not consolidate any of the organizations it manages as it does not have operating control as defined in EITF 97-2.


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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                                        YEARS ENDED APRIL 30,
                                                           --------------------------------------------
                                                              1998             1997             1996
                                                           ----------       ----------       ----------
Numerator:
   Net income available to common stockholders             $1,788,385       $3,106,699       $  918,377
   Preferred stock dividends                                       --           17,342          131,686
                                                           ==========       ==========       ==========
   Net income available to common stockholders after
     assumed conversion of preferred stock                 $1,788,385       $3,124,041       $1,050,063
                                                           ==========       ==========       ==========

Denominator:
   Weighted average shares outstanding for basic
     earning per share                                      6,053,243        4,727,124        3,484,172
                                                           ----------       ----------       ----------
   Effects of dilutive securities:
     Employee stock  options                                  596,008          707,368          158,317
     Warrants                                                  46,070          119,825          128,491
     Convertible preferred stock                                   --           91,630          700,000
                                                           ----------       ----------       ----------
   Dilutive potential common shares                           642,078          918,823          986,808
   Shares used in computing diluted net income per
     common share                                           6,695,321        5,645,947        4,470,980
                                                           ==========       ==========       ==========

Earnings per common share, basic                           $      .30       $      .66       $      .26
                                                           ==========       ==========       ==========
Earnings per common share, diluted                         $      .27       $      .55       $      .23
                                                           ==========       ==========       ==========

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND CONTRACT SETTLEMENT RESERVE


The Company's acute outpatient psychiatric program customers are primarily acute care hospitals or community mental health centers ("Providers"). Typical contractual agreements with providers require the Company to provide, at its own expense, specific management personnel for each program site. Revenue under these programs is primarily derived from services provided under three types of agreements: 1) all inclusive fee arrangements based on fee-for-service arrangements (based on units of service provided) under which the Company is responsible for substantially all direct program costs; 2) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and 3) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. Through the Outpatient Programs, the Company brings management and clinical expertise to the Providers with respect to the administration of an outpatient program for Seriously Mentally Ill ("SMI") patients. Services provided under the Outpatient Program management contracts include specialized program design and administration from start-up through ongoing program operation. These programs managed by PMR are intended to enhance the delivery of outpatient mental health services by introducing proprietary clinical protocols and procedures, assisting in quality assurance and utilization review, supervising highly trained personnel, and coordinating a continuum of care for persons with a serious mental illness. In all cases, the Company provides on-site managerial personnel. Patients served by the acute outpatient psychiatric programs typically are covered by the Medicare program.



The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company is also responsible through management agreements for providing the related clinical care under the agreements. The Company's programs provide SMI individuals with personalized one-on-one services designed to stabilize their daily lives and provide early intervention in crisis situations. The Company has signed six-year contracts with two case management agencies to provide the clinical network necessary for the Company to meet its obligations under the TennCare program. Revenue under this program was approximately $14,607,000, $13,429,000, and $7,600,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

The Company also operates and manages chemical dependency rehabilitation programs. Revenue from these programs for the years ended April 30, 1998, 1997 and 1996 was $2,828,000, $1,673,000 and $1,898,000, respectively.

The Company does not employ or bill for any services rendered by psychiatrists or other professionals whose patients are enrolled in the programs managed by the Company.


Revenue under the Acute Outpatient Psychiatric Programs is recognized when services are rendered based upon contractual arrangements with Providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the Providers for all or some portions of the Company's management fees that may be disallowed as reimbursable to the Providers by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves

                                PMR Corporation

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


to provide for possible amounts ultimately owed to its Providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 1999. Under the provisions of the indemnification clause of the Company's management contracts, the Company indemnified Providers $3,661,317, $634,463 and $414,399 respectively for each of the three years in the period ended April 30, 1998.


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


RESTATEMENT



As of April 30, 1998, the Company had recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health (note
13). The estimate for this contract loss accrual was included in the April 30, 1998 financial agreements of the Company as filed in Form 10-K on July 27, 1998. Subsequent to the filing of the Form 10-K, the Company determined that its estimate of special charges related to contract losses was overaccrued as of April 30, 1998 because all information available to the Company was not used in determining the estimate on that filing date. Therefore, the Company has restated its previously issued financial statements as of April 30, 1998 to eliminate this overaccrual. The effect of these changes are included in the accompanying restated consolidated financial statements as of April 30, 1998.

The restatement had the effect of reducing previously reported accrued expenses as of April 30, 1998 by $560,000 to $2,974,400, increased income taxes payable by approximately $230,000 to $1,304,353, and increasing retained earnings by approximately $330,000 to $5,847,033. For the year ended April 30, 1998, special charge expense was reduced by $560,000 which increased the Company's net income after taxes by $330,007 from $1,458,378 to $1,788,385.
The increase in net income increased basic EPS for the year ended April 30, 1998 from $.24 as previously reported to $.30 and increased diluted EPS from $.22 as previously reported to $.27.

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

                                PMR Corporation

8. STOCK OPTIONS AND WARRANTS (CONTINUED)


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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 1998, 1997 and 1996, follows:

                                                   1998                  1997              1996
                                                 -------            -------------        ----------

Pro forma net income (in thousands)              $24,335            $   1,967,939         $  98,037
Pro forma earnings per share, basic              $    --            $         .34         $     .02
Pro forma earnings per share, diluted            $    --            $         .34         $     .02


9. INCOME TAXES


Income tax expense (benefit) consists of the following:



                                     YEAR ENDED APRIL 30
                        1998                 1997                 1996
                    -----------          -----------          -----------
Federal:
   Current          $ 1,583,000          $ 4,868,000          $ 1,220,000
   Deferred            (612,000)          (3,009,000)            (685,000)
                    -----------          -----------          -----------
                        971,000            1,859,000              535,000

State:
   Current              443,000            1,138,000              351,000
   Deferred            (170,000)            (825,000)            (156,000)
                    -----------          -----------          -----------
                        273,000              313,000              195,000
                    -----------          -----------          -----------
                    $ 1,244,000          $ 2,172,000          $   730,000
                    ===========          ===========          ===========

                                PMR Corporation

9. INCOME TAXES (CONTINUED)


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

10. CUSTOMERS


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


11. EMPLOYEE BENEFITS


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


12. COMMITMENTS AND CONTINGENCIES


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

                                PMR Corporation

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)


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


Due to the preliminary nature of this investigation, the Company is unable to predict the ultimate outcome of the investigation, or the material impact, if any, on the Company's business, financial condition or results of operations.



13.  SPECIAL CHARGE



During the fourth quarter of fiscal 1998, the Company recorded a special charge of $4,431,581. The charge resulted from management's decision to close ten program locations in the Mid-America Region, costs to be incurred in connection with noncancelable operating commitments resulting from the HCFA withdrawal of provider status for the Company's largest partial hospitalization program, and costs related to the resolution of claims associated with locations in the Company's Mid-America Region that were scheduled for closure.



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


In February 1998, the Company announced that the outpatient program that it formerly managed in Dallas, Texas is subject to a civil investigation being conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas (collectively, the "Agencies"). The investigation is a result of a Health Care Financing Administration ("HCFA") review of partial hospitalization services rendered to 63 patients at this location. The Dallas program was operational from January 1996 to February 6, 1998. A representative of the Agencies has indicated that the investigation is civil in nature and focuses on eligibility of patients for partial hospitalization services. The eligibility determinations for participation at the Dallas program were made by board certified or board eligible psychiatrists. The Company is cooperating fully with the Agencies and, to date, no formal complaint or demand has been made by the Agencies. Under the Company's management agreement with the Dallas program, the Company was contractually responsible for resolving reimbursement issues and for indemnification of certain costs incurred by the program if reimbursement was not received for patient care provided. As of April 30, 1998, the Company accrued $450,814 for estimated costs to resolve claims and for related legal costs incurred.

                                PMR Corporation

13.  SPECIAL CHARGE (CONTINUED)



Also included in the special charge are estimated settlement costs to resolve certain disputed items at other locations scheduled for closure. These costs include costs incurred by the managed location that the Company believes it will ultimately have to pay to resolve the dispute.



In February 1998, HCFA notified Scripps Health that the "provider based" status of its programs would be withdrawn on March 1, 1998. As a result of the notice of withdrawal of the provider based status, the Company recorded a charge for the costs to be incurred by the Company under the noncancelable operating commitment provision of its management contract with Scripps Health and contract losses resulting from the material modification to its contract with Scripps Health. Subsequent to the withdrawal, HCFA granted an extension to the program through April 15, 1998 and in June 1998, granted an additional extension of provider based status to July 15, 1998 in order for Scripps Health and the Company to implement certain agreed upon changes.



On July 15, the Company entered into an amendment to its agreement with Scripps Health. The amendment terminated programs at three locations that could not be brought into the Medicare provider-based requirements required by HCFA. These programs were terminated in mid-July 1998. On July 24, 1998, the Company received notification from Scripps Health that HCFA had approved the amendment to the contract.


Following is a summary of the components of the special charge by income statement line item:

Provision for bad debts                                               $2,408,692
Special charges:
  Site closure costs:
    Estimated costs to resolve claims
      and related legal costs incurred      $720,693
   Equipment and Intangibles                 250,651
   Lease costs                               167,462
   Severance                                  97,886
   Other costs                               166,204    $1,402,896
                                            --------
   Loss contract charge                                    619,993     2,022,889
                                                        ----------    ----------
                                                                      $4,431,581
                                                                      ==========

At April 30, 1998, special charges totaling $1,669,734 are included in accrued liabilities in the consolidated balance sheet.


14.  SUBSEQUENT EVENT


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