Form 10-Q/A
period 1998-07-31
PMR CORP
filed 1998-12-18
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q/A
(Mark One)

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                                   ----------------------------


      ______________________________________________________________________
      Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       JULY 31,             APRIL 30,
                                                                                         1998                 1998
                                                                                     -------------        -------------
                                                                                      (UNAUDITED)           (RESTATED)
                                                                                       (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  15,602,411        $  18,522,859
   Short-term investments, available-for-sale                                           22,403,282           20,257,045
   Accounts receivable, net of allowance for uncollectible amounts
      of $9,449,065 in 1999 and $9,081,610 in 1998                                      20,159,955           16,655,759
   Prepaid expenses and other current assets                                             1,356,942            1,192,144
   Deferred income tax benefit                                                           4,149,099            4,136,000
                                                                                     -------------        -------------
Total current assets                                                                    63,671,689           60,763,807

Furniture and office equipment, net of accumulated depreciation
   of $1,115,410 in 1999 and $1,727,040 in 1998                                          2,824,511            3,492,449
Long-term receivables                                                                    3,767,318            2,976,918
Deferred income tax benefit                                                              2,080,000            2,080,000
Other assets                                                                             1,293,280            1,135,880
                                                                                     -------------        -------------
Total assets                                                                         $  73,636,798        $  70,449,054
                                                                                     =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                  $     436,250        $     469,462
   Accrued expenses                                                                      2,333,626            2,974,400
   Accrued compensation and employee benefits                                            2,057,353            2,178,693
   Advances from case management agencies                                                1,780,725            1,686,477
   Income taxes payable                                                                  1,604,822            1,304,353
   Payable to related party                                                              2,677,539                   --
                                                                                     -------------        -------------
Total current liabilities                                                               10,890,315            8,613,385

Note payable                                                                               368,250              392,024
Deferred rent expense                                                                       91,323               87,566
Contract settlement reserve                                                              7,650,926            7,479,993
Minority interest                                                                          239,294                   --

Commitments

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 10,000,000; issued and outstanding shares - 6,958,121 in 1999 and
        6,949,650 in 1998                                                                   69,580               69,496
   Additional paid-in capital                                                           48,002,003           47,959,557
   Retained earnings                                                                     6,325,107            5,847,033
                                                                                     -------------        -------------
Total stockholders' equity                                                              54,396,690           53,876,086
                                                                                     -------------        -------------
Total liabilities and stockholders' equity                                           $  73,636,798        $  70,449,054
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

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1998

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or "the Company") have been included. Operating results for the three months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended April 30, 1998.


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


NOTE D - RESTATEMENT

As of April 30, 1998, the Company recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health. The Company determined that its estimate of special charges related to contract losses was overaccrued as of April 30, 1998 because all information available to the Company was not used in determining the original estimate. The Company has restated its previously issued financial statements as of April 30, 1998 and July 31, 1998 to eliminate this overaccrual.

The restatement had the effect of reducing previously reported accrued expenses as of July 31, 1998 by $560,000 to $2,333,626, increasing income taxes payable by approximately $230,000 to $1,604,822, and increasing retained earnings by approximately $330,000 to $6,325,107. There was no impact to net income related to the restatement for the quarter ended July 31, 1998.

For the April 30, 1998 balance sheet, the restatement reduced previously reported accrued expenses by $560,000 to $2,974,400, increased income taxes payable by approximately $230,000 to $1,304,353, and increasing retained earnings by approximately $330,000 to $5,847,053.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below and in the Company's Annual Report on form 10-K/A for the fiscal year ended April 30, 1998 and the Company's periodic reports and other filings with the Securities and Exchange Commission. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


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


RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997


         Revenue -Psychiatric Care. Revenues from psychiatric care for the quarter ended July 31, 1998 were $14.8 million, a decrease of $1.4 million, or 8.4%, as compared to the quarter ended July 31, 1997. The Outpatient Programs recorded revenues of $12.3 million, an increase of $769,000, or 6.7%, from the quarter ended July 31, 1997. The growth in the Outpatient Programs was the result of the addition of seven new programs versus the year ago quarter. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 37.3% in the quarter ended July 31, 1998 as compared to 40.7% in the quarter ended July 31, 1997. The Company's Case Management Programs recorded revenues of $2.1 million, a decrease of $1.8 million, or 46.3%, from the quarter ended July 31, 1997. The decrease in revenues was due to the restructuring of the Company's relationship with a Memphis, Tennessee case management agency and the termination of two Case Management Programs in Arkansas which generated no revenues in the first quarter of fiscal 1999 as compared to $1.8 million in revenues for the first quarter of fiscal 1998. Revenues from the Company's Chemical Dependency Programs were $472,000, a decrease of 40% from the quarter ended July 31, 1997. The decrease in revenues was associated with the Company's termination of two Chemical Dependency Programs which generated no revenue in the first quarter of fiscal 1999 as well as a seasonal drop in census which was not experienced in the quarter ended July 31, 1997.


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


         Direct Operating Expenses -Psychiatric Care. Direct operating expenses of psychiatric care consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses for the quarter ended July 31, 1998 were $10.1 million, a decrease of $1.5 million, or 13.2%, as compared to the quarter ended July 31, 1997. As a percentage of psychiatric care revenues, operating expenses were 68.1%, down from 71.9% for the quarter ended July 31, 1997. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the restructuring of the Company's relationship with Case Management, Inc., a Memphis, Tennessee case management agency, and the termination of the Arkansas Case Management Programs which generated no expenses in the first quarter of fiscal 1999 as compared to $1.5 million in expenses for the first quarter of fiscal 1998.


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


         Minority Interest. Minority interest of $239,000 represents a distribution of the operating profits of Stadt Solutions in its entirety to Stadtlander.

\         Cumulative Change. The cumulative change of $593,000 represents the effect, net of income tax benefit of $412,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first quarter of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5 Reporting on Costs of Start-up Activities.


         Restatement. As of April 30, 1998, the Company recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health. The Company determined that its estimate of special charges related to contract losses was overaccrued as of April 30, 1998 because all information available to the Company was not used in determining the original estimate. The Company has restated its previously issued financial statements as of April 30, 1998 and July 31, 1998 to eliminate this overaccrual. There was no impact to net income related to the restatement for the quarter ended July 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES


         For the three months ended July 31, 1998, net cash used in operating activities was $298,000. Working capital at July 31, 1998 was $52.8 million, an increase of $631,000, or 1.2%, as compared to working capital at April 30, 1998. Cash and cash equivalents and short-term investments at July 31, 1998 were $38.0 million, a decrease of $774,000, or 2.0% as compared to April 30, 1998.


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

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk
         Not Applicable.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings


         The Company's arbitration and disputes with the case management agency in Memphis, Tennessee previously disclosed by the Company in its Annual Report on Form 10-K/A for the year ended April 30, 1998, have been settled, and the Company has entered into a new service agreement with the case management agency.


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



Dated: December 17, 1998

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