Form 10-Q
period 1998-10-31
PMR CORP
filed 1998-12-18
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _________________________

                         Commission file number 0-20488
                                                -------

                                 PMR CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                       23-2491707
---------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
or Organization)                                          Identification No.)

501 Washington Street, 5th Floor San Diego, California 92103
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including Area Code 619-610-4001
                                                   ------------

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

        At November 30, 1998, PMR Corporation had 6,987,751 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX


PART I                              FINANCIAL INFORMATION                   Page
               Item 1.
               Financial       Condensed Consolidated Balance
               Statements      Sheets as of  October 31, 1998                1
                               (Unaudited) and April 30, 1998

                               Condensed Consolidated Statements
                               of Income for the three and six
                               month periods ended October 31,
                               1998 and 1997 (Unaudited)                     2

                               Condensed Consolidated Statements
                               of Cash Flows for the six months
                               ended October 31, 1998 and 1997
                               (Unaudited)                                   3

                               Notes to Condensed Consolidated
                               Financial Statements (Unaudited)              4

               Item 2.         Management's Discussion and
                               Analysis of Financial Condition and
                               Results of Operations                         6

               Item 3.         Quantitative and Qualitative                  16
                               Disclosures about Market Risks

PART II        OTHER INFORMATION

               Item 1.         Legal Proceedings                             17
               Item 2.         Changes in Securities and Use of              17
                               Proceeds
               Item 3.         Defaults Upon Senior Securities               17
               Item 4.         Submission of Matters to a Vote of            17
                               Security Holders
               Item 5.         Other Information                             17
               Item 6.         Exhibits and Reports on Form 8-K            17-18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,             APRIL 30,
                                                                                         1998                   1998
                                                                                     ------------           ------------
                                                                                                              (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 29,228,186           $ 18,522,859
   Short-term investments, available-for-sale                                           9,343,280             20,257,045
   Accounts receivable, net of allowance for uncollectible amounts
      of $10,869,082 in 1999 and $9,081,610 in 1998                                    23,618,298             16,655,759
   Prepaid expenses and other current assets                                              958,488              1,192,144
   Deferred income tax benefit                                                          4,136,000              4,136,000
                                                                                     ------------           ------------
Total current assets                                                                   67,284,252             60,763,807

Furniture and office equipment, net of accumulated depreciation
   of $1,295,563 in 1999 and $1,727,040 in 1998                                         2,811,096              3,492,449
Long-term receivables                                                                   5,141,077              2,976,918
Deferred income tax benefit                                                             2,080,000              2,080,000
Other assets                                                                            1,044,383              1,135,880
                                                                                     ------------           ------------
Total assets                                                                         $ 78,360,808           $ 70,449,054
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities                                    $    670,656           $    469,462
   Accrued expenses                                                                     2,929,135              2,974,400
   Accrued compensation and employee benefits                                           1,924,909              2,178,693
   Advances from case management agencies                                               1,517,072              1,686,477
   Income taxes payable                                                                 1,496,692              1,304,353
   Payable to related party                                                             6,836,088                     --
                                                                                     ------------           ------------
Total current liabilities                                                              15,374,552              8,613,385

Note payable                                                                              344,687                392,024
Deferred rent expense                                                                      86,173                 87,566
Contract settlement reserve                                                             7,763,810              7,479,993
Minority interest                                                                         511,948                     --

Commitments

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 10,000,000; issued and
        outstanding shares - 6,985,769 in 1999 and 6,949,650 in 1998                       69,857                 69,496
   Additional paid-in capital                                                          48,214,747             47,959,557
   Retained earnings                                                                    6,413,784              5,847,033
   Treasury stock, 50,000 shares of common stock at cost                                 (418,750)                    --
                                                                                     ------------           ------------
Total stockholders' equity                                                             54,279,638             53,876,086
                                                                                     ------------           ------------
Total liabilities and stockholders' equity                                           $ 78,360,808           $ 70,449,054
                                                                                     ============           ============

            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED OCTOBER 31,       SIX MONTHS ENDED OCTOBER 31,
                                                            ------------------------------      ------------------------------
                                                                1998              1997              1998              1997
                                                            ------------      ------------      ------------      ------------
Revenue - psychiatric care                                  $ 13,797,558      $ 17,560,514      $ 28,618,615      $ 33,737,294
Revenue - pharmaceutical care                                  8,619,593                --        11,649,558                --
                                                            ------------      ------------      ------------      ------------
     Total revenue                                            22,417,151        17,560,514        40,268,173        33,737,294

Expenses:
     Cost of sales of pharmaceutical products                  6,747,636                --         9,022,755                --
     Direct operating expenses - psychiatric care              9,473,247        12,350,295        19,566,427        23,976,727
     Direct operating expenses - pharmaceutical care           1,210,144                --         1,619,647                --
     Marketing, general and administrative                     2,461,820         2,315,470         5,029,161         4,430,122
     Provision for bad debts                                   1,192,475           758,231         1,908,914         1,421,761
     Depreciation and amortization                               299,333           255,654           538,527           471,268
     Acquisition expense                                       1,774,772                --         1,774,772                --
     Special charge                                             (678,292)               --          (678,292)               --
     Net interest (income) expense                              (482,315)          (87,796)         (991,126)         (176,544)
                                                            ------------      ------------      ------------      ------------
                                                              21,998,820        15,591,854        37,790,785        30,123,334

     Income before minority interest, income taxes
        and cumulative change                                    418,331         1,968,660         2,477,388         3,613,960
     Minority interest                                           272,654                --           511,948                --
                                                            ------------      ------------      ------------      ------------
     Income before income taxes and cumulative change            145,677         1,968,660         1,965,440         3,613,960
     Income tax expense                                           57,000           807,147           806,000         1,481,721
                                                            ------------      ------------      ------------      ------------
     Net income before cumulative change                          88,677         1,161,513         1,159,440         2,132,239

     Cumulative change, net of income tax benefit                     --                --           592,689                --
                                                            ------------      ------------      ------------      ------------
     Net income                                             $     88,677      $  1,161,513      $    566,751      $  2,132,239
                                                            ============      ============      ============      ============


     Earnings per common share before cumulative change
        Basic                                               $       0.01      $       0.22      $       0.17      $       0.41
                                                            ============      ============      ============      ============
        Diluted                                             $       0.01      $       0.19      $       0.16      $       0.36
                                                            ============      ============      ============      ============

     Earnings per common share
        Basic                                               $       0.01      $       0.22      $       0.08      $       0.41
                                                            ============      ============      ============      ============
        Diluted                                             $       0.01      $       0.19      $       0.08      $       0.36
                                                            ============      ============      ============      ============


     Shares used in computing earnings per share
        Basic                                                  6,936,548         5,251,935         6,944,886         5,189,008
                                                            ============      ============      ============      ============
        Diluted                                                7,243,812         5,968,656         7,316,077         5,907,960
                                                            ============      ============      ============      ============

See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED OCTOBER 31,
                                                                           1998                   1997
                                                                       ------------           ------------
OPERATING ACTIVITIES
Net income                                                             $    566,751           $  2,132,239
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Acquisition expense                                                  1,774,772                     --
     Special charge                                                        (678,292)                    --
     Depreciation and amortization                                          538,527                471,268
     Provision for bad debts                                              1,908,914              1,421,761
     Cumulative effect of change in accounting principle                    592,689                     --
     Income applicable to minority interest                                 511,948                     --
     Changes in operating assets and liabilities:
           Accounts and notes receivables                               (11,035,612)            (8,134,741)
           Prepaid expenses and other assets                                152,763                204,598
           Accounts payable and accrued expenses                         (1,359,301)                 7,240
           Accrued compensation and employee benefits                      (253,784)              (190,607)
           Advances from case management agencies                          (169,405)              (224,677)
           Payable to related party                                       6,836,088                     --
           Contract settlement reserve                                      283,817              1,283,550
           Income taxes payable                                             604,207                852,462
           Deferred rent expense                                             (1,393)                46,627
                                                                       ------------           ------------
Net cash provided by (used in) operating activities                         272,689             (2,130,280)

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments            46,475,547                     --
Purchases of short term investments                                     (35,561,782)                    --
Purchases of furniture and office equipment                                (689,341)            (1,352,661)
                                                                       ------------           ------------
Net cash provided by (used in) investing activities                      10,224,424             (1,352,661)

FINANCING ACTIVITIES
Proceeds from secondary offering,  net of offering costs                         --             33,307,750
Proceeds from sale of common stock                                          255,551                824,122
Payments on note payable to bank                                            (47,337)                    --
                                                                       ------------           ------------
Net cash provided by (used in) financing activities                         208,214             34,131,872
                                                                       ------------           ------------

Net increase in cash & cash equivalents                                 10,705,327             30,648,931
Cash at beginning of period                                              18,522,859             10,048,203
                                                                       ------------           ------------
Cash at end of period                                                  $ 29,228,186           $ 40,697,134
                                                                       ============           ============

See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or "the Company") have been included. Operating results for the six months ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended April 30, 1998.

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

The restatement had the effect of reducing previously reported accrued expenses as of April 30, 1998 by $560,000 to $2,974,000, increased income taxes payable by approximately $230,000 to $1,304,353, and increasing retained earnings by approximately $330,000 to $5,847,033. For the year ended April 30, 1998, special charge expense was reduced by $560,000 which increased the Company's net income by $330,007 after taxes from $1,458,378 to $1,788,385. The increase in net income increased basic EPS for the year ended April 30, 1998 from $.24 as previously reported to $.30 and increased diluted EPS from $.22 as previously reported to $.27.

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

OVERVIEW

        PMR Corporation ("PMR" or "the Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 35 Outpatient Programs, one Case Management Program and four Chemical Dependency Programs. In July 1998, the Company formed a new company called Stadt Solutions, LLC ("Stadt Solutions") which is jointly owned by PMR and Stadtlander Drug Distribution Co., Inc. ("Stadtlander"). Stadt Solutions offers a specialty pharmacy program for individuals with SMI, initially serving approximately 6,000 individuals through 13 pharmacies in 13 states. PMR, with Stadt Solutions, operates in approximately 23 states and employs or contracts with more than 400 mental health and pharmaceutical industry professionals and provides services to approximately 11,000 individuals diagnosed with SMI. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

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

SOURCES OF REVENUE

        Outpatient Programs. Outpatient Programs operated by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 29 of the 35 Outpatient Programs operated during the second quarter of fiscal 1999 and constituted 69.0% of the Company's psychiatric care revenue for the three months ended October 31, 1998. Typical contractual agreements with these providers, primarily acute care hospitals or Community Mental Health Centers ("CMHCs"), require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

        Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's management fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of October 31, 1998, the Company had recorded $7.8 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 1999.

        Case Management Program. For its Case Management Program in Tennessee, the Company receives a monthly case rate payment from the managed care consortiums responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare") and is responsible for planning, coordinating and managing psychiatric case management services for its consumers who are eligible to participate in the TennCare program. The Company also is responsible for providing a portion of the related outpatient clinical care under certain of the agreements. Revenues under the TennCare program are recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The Company also operates an urgent care program that receives interim payments that are adjusted based on inpatient utilization statistics which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends.

        Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered.

        Pharmaceutical. In July 1998, the Company and Stadtlander formed Stadt Solutions, a Delaware limited liability company. Stadt Solutions offers specialty pharmaceutical services to individuals with SMI and also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. Ownership of Stadt Solutions is held 50.1% by PMR and 49.9% by Stadtlander. Stadtlander is entitled to receive a priority distribution of income approximately equivalent to the operating income Stadtlander expected to be generated by Stadtlander's base of approximately 6,000 clients existing at the time of the formulation of Stadt Solutions. The incremental operating income in excess of this base, if any, will be distributed equally between the Company and Stadtlander.

        Stadt Solutions commenced business with operations serving clients through 13 pharmacies in 13 states offering services to approximately 6,000 clients. These individuals are presently receiving the drug clozaril, an anti-psychotic for schizophrenia, as well as blood monitoring services. Stadt Solutions will offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members.

RESULTS OF OPERATIONS - QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED OCTOBER 31, 1997

        Revenue - Psychiatric Care. Revenues from psychiatric care for the quarter ended October 31, 1998 were $13.8 million, a decrease of $3.8 million, or 21.4%, as compared to the quarter ended October 31, 1997. The Outpatient Programs recorded revenues of $10.6 million, a decrease of $1.8 million, or 14.4%, from the quarter ended October 31, 1997. The decline in revenues was due to a net reduction of six outpatient programs versus the year ago quarter. This reduction was partially offset by an increase in same site revenues of 2.4% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 38.9% in the quarter ended October 31, 1998 as compared to 40.1% in the quarter ended October 31, 1997. The Case Management Program recorded revenues of $2.8 million, a decrease of $1.6 million, or 35.7% as compared to the quarter ended October 31, 1997. The decrease in Case Management revenues was due to the restructuring of the Company's relationship with Case Management, Inc., a Memphis, Tennessee case management agency, which substantially reduced the recognized revenue from this program as well as the termination of two Case Management Programs in Arkansas. Revenues from the Company's Chemical Dependency Programs were $292,000, a decrease of 28.2% from the quarter ended October 31, 1997. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas which generated no revenue in the second quarter of fiscal 1999.

        Revenue - Pharmaceutical Care. Revenues of $8.6 million from pharmaceutical care represents sales of pharmaceutical products to approximately 6,000 individuals with SMI through 13 Stadt Solutions pharmacies for the quarter ended October 31, 1998. Stadt Solutions was formed in July 1998 and, therefore generated no revenue or expenses for the quarter ended October 31, 1997.

        Cost of Sales of Pharmaceutical Products. Cost of sales of pharmaceutical products of $6.7 million represent the cost of providing such products by Stadt Solutions in the quarter ended October 31, 1998.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses of psychiatric care consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses for the quarter ended October 31, 1998 were $9.5 million, a decrease of $2.9 million, or 23.3%, as compared to the quarter ended October 31, 1997. As a percentage of psychiatric care revenues, operating expenses were 68.7%, down from 70.3% for the quarter ended October 31, 1997. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of six Outpatient Programs, three Case Management Programs and two Chemical Dependency Programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., a case management agency in Memphis, Tennessee, which reduced recognized revenue but improved operating margins.

        Direct Operating Expenses - Pharmaceutical Care. Direct operating expenses of pharmaceutical care of $1.2 million consist of the operating costs incurred at the 13 Stadt Solutions pharmacies and related billing costs for the quarter ended October 31, 1998.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses consist of corporate overhead expenses and regional administrative, development and clinical expenses which are not direct program expenses. Marketing, general and administrative expenses for the quarter ended October 31, 1998, were $2.5 million, an increase of $146,000 or 6.3%, as compared to the quarter ended October 31, 1997. The increase was related to investment in the home offices to support existing and anticipated programs, including the Stadt Solutions venture and a managed care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 11.0% in the quarter ended October 31, 1998, as compared to 13.2% for the quarter ended October 31, 1997. The decrease in marketing, general and administrative expenses as a percent of revenue was due to the significant increase in pharmaceutical revenue without proportionate increases in administrative expenses.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended October 31, 1998, were $1.2 million, an increase of $434,000, or 57.3%, as compared to the quarter ended October 31, 1997. The increase was due to additional reserves against revenue from sales of pharmaceutical products and to a higher accrual rate for bad debt associated with certain Outpatient Programs that were subject to a high level of review from fiscal intermediaries. As a percentage of revenues, the provision for bad debts increased to 5.3% of revenues in the quarter ended October 31, 1998 from 4.3% in the quarter ended October 31, 1997. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended October 31, 1998, were $299,000 an increase of $44,000, or 17.1%, as compared to the quarter ended October 31, 1997. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

        Acquisition Expense. Acquisition expenses consist of legal, advisory, accounting, consulting and other costs related to the terminated definitive merger agreement with Behavioral Health Corporation. Previously capitalized Acquisition expenses written-off for the quarter ended October 31, 1998 were $1.8 million. No Acquisition expenses were recorded in the quarter ended October 31, 1997.

        Special Charge. Special Charge expenses consist of expenses related to the closing of several programs identified in the quarter ended April 30, 1998. Special Charge income of $678,000 was recorded in the quarter ended October 31, 1998, due primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management, Inc. The outcome of the dispute, which was better than anticipated, involved the release of claims against the Company for certain liabilities, the return of common stock that was issued to the agency as part of the consideration for a restrictive covenant, and the establishment of a new contractual relationship that entitles the Company to a percentage of the agencies future cash flow in exchange for certain services. The Company has reflected the return of common stock as treasury stock in stockholders' equity at a value of $418,750. No Special Charge expenses were recorded in the quarter ended October 31, 1997.

        Net Interest Income. Interest income increased from $88,000 for the quarter ended October 31, 1997 to $482,000 for the quarter ended October 31, 1998, an increase of $395,000, or 449.4%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997.

        Income Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change decreased from $2.0 million for the quarter ended October 31, 1997 to $418,000 for the quarter ended October 31, 1998, a decrease of $1.5 million or 78.8%. Income before minority interest, income taxes and cumulative change as a percentage of revenue decreased from 11.2% to 1.9% over this period of time.

        Minority Interest. Minority interest of $272,000 represents a distribution of the operating profits of Stadt Solutions in its entirety to Stadtlander.


RESULTS OF OPERATIONS - SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

        Revenue - Psychiatric Care. Revenues from psychiatric care for the six months ended October 31, 1998 were $28.6 million, a decrease of $5.1 million, or 15.2%, as compared to the six months ended October 31, 1997. The Outpatient Programs recorded revenues of $22.9 million, a decrease of $1.0 million, or 4.2%, from the six months ended October 31, 1997. The decrease in revenues was due to a net reduction of six outpatient programs versus the year ago quarter. This reduction was partially offset by same site revenue growth of 7.3% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 38.0% in the six months ended October 31, 1998 as compared to 40.4% in the six months ended October 31, 1997. The Company's Case Management Programs recorded revenues of $4.9 million, a decrease of $3.4 million, or 40.7%, from the six months ended October 31, 1997. The decrease in revenues was due to the restructuring of the Company's relationship with Case Management, Inc. and the termination of two Case Management Programs in Arkansas. Revenues from the Company's Chemical Dependency Programs were $595,000, a decrease of 29.0% from the six months ended October 31, 1997. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas.

        Revenue - Pharmaceutical Care. Revenues of $11.6 million from pharmaceutical care represents sales of pharmaceutical products to approximately 6,000 individuals with SMI through 13 Stadt Solutions pharmacies since its formation in July 1998.

        Cost of Sales of Pharmaceutical Products. Cost of sales of pharmaceutical products of $9.0 million represent the cost of providing such products since the formation of Stadt Solutions in July 1998.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses for the six months ended October 31, 1998 were $19.6 million, a decrease of $4.4 million, or 18.4%, as compared to the six months ended October 31, 1997. As a percentage of psychiatric care revenues, operating expenses were 68.4%, down from 71.1% for the six months ended October 31, 1997. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of six Outpatient Programs, three Case Management Programs and two Chemical Dependency Programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., which reduced recognized revenue but improved operating margins.

        Direct Operating Expenses - Pharmaceutical Care. Direct operating expenses of pharmaceutical care of $1.6 million consist of the operating costs incurred at the 13 Stadt Solutions pharmacies and related billing costs since the formation of Stadt Solutions in July 1998.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the six months ended October 31, 1998, were $5.0 million, an increase of $599,000 or 13.5%, as compared to the six months ended October 31, 1997. The increase was related to investment in the home offices to support existing and anticipated programs, including the Stadt Solutions venture and a managed care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 12.5% in the six months ended October 31, 1998, as compared to 13.1% for the six months ended October 31, 1997. The decrease in marketing, general and administrative expenses as a percent of revenue was due to the significant increase in pharmaceutical revenue without proportionate increases in administrative expenses.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the six months ended October 31, 1998, were $1.9 million, an increase of $487,000, or 34.3%, as compared to the six months ended October 31, 1997. The increase was due to additional reserve against revenue from sales of pharmaceutical products. As a percentage of revenues, the provision for bad debts increased slightly to 4.7% of revenues in the six months ended October 31, 1998 from 4.2% in the six months ended October 31, 1997. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs which the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the six months ended October 31, 1998, were $539,000, an increase of $67,000, or 14.3%, as compared to the six months ended October 31, 1997. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

        Acquisition Expense. Acquisition expenses written-off for the six months ended October 31, 1998 were $1.8 million.

        Special Charge. Special Charge income of $678,000 was recorded in the six months ended October 31, 1998, due primarily to a favorable settlement of disputes with Case Management, Inc. The outcome of the dispute, which was better than anticipated, involved the release of claims against the Company for certain liabilities, the return of common stock that was issued to the agency as part of the consideration for a restrictive covenant, and the establishment of a new contractual relationship that entitles the Company to a percentage of the agencies future cash flow in exchange for certain services.

        Net Interest Income. Interest income increased from $176,000 for the six months ended October 31, 1997 to $991,000 for the six months ended October 31, 1998, an increase of $815,000, or 461.4%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997.

        Income Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change decreased from $3.6 million for the six months ended October 31, 1997 to $2.5 million for the six months ended October 31, 1998, a decrease of $1.1 million or 31.5%. Income before minority interest, income taxes and cumulative change as a percentage of revenue decreased from 10.7% to 6.2% over this period of time.

        Minority Interest. Minority interest of $512,000 represents a distribution of the operating profits of Stadt Solutions in its entirety to Stadtlander.

        Cumulative Change. The cumulative change of $593,000 represents the effect, net of income tax benefit of $412,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first six months of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5 Reporting on Costs of Start-up Activities.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended October 31, 1998, net cash provided by operating activities was $273,000. Working capital at October 31, 1998 was $51.9 million, a decrease of $241,000, or .5%, as compared to working capital at April 30, 1998. Cash and cash equivalents and short-term investments at October 31, 1998 were $38.6 million, a decrease of $209,000 or .5% as compared to April 30, 1998.

        The Company experienced growth in accounts receivable due to significant revenue increases combined with an increase in days revenue outstanding to 97 at October 31, 1998 (versus 88 at April 30, 1998). The increase in days revenue outstanding was due to focused reviews of claims by fiscal intermediaries at several Outpatient Programs, and the restructuring and termination of Case Management Programs which have historically experienced shorter payment cycles than the Outpatient Programs. The largest source of accounts receivable growth has been from Stadt Solutions, which has accumulated $7.5 million in accounts receivable since the initiation of operations on July 1, 1998. This receivable growth represents the anticipated working capital investment which will be funded by the Company and Stadtlanders during the third fiscal quarter. The other significant use of cash was leasehold improvements associated with recently opened sites and investment in information technology.

        Working capital available to finance fiscal 1999 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of October 31, 1998 no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 1999 to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions and its site management and clinical information business, and for the development of a risk based managed care project. Pursuant to the terms of the Stadt Solutions Subscription Agreement and Operating Agreement, the Company anticipates investing between $2.5 and $3.0 million into Stadt Solutions to fund the second closing and provide sufficient working capital for operations.

The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

        In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding primary shares. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions.

        The opening of a new Outpatient Program site typically requires $45,000 to $150,000 for office equipment, supplies, lease deposits, leasehold improvements and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation. The Company expects to provide cash for the start up of the site management and clinical information business as part of the formation of Stadt Solutions. The Company also is in the process of developing a new care management information system that will be a data collection and repository system for the Company's clinical information. The Company anticipates investing up to $1,000,000 in this system during fiscal 1999 and fiscal 2000.

        From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first six months of fiscal 1998 and 1999, a majority of the Company's revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCSs on whose behalf these programs are managed. Under the Company's contracts with its providers, the Company may be responsible to indemnify providers for the portion of the Company's management fee disallowed for reimbursement pursuant to warranty obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

IMPACT OF YEAR 2000 COMPUTER ISSUES

        The year 2000 issue is the result of computer applications being written using two digits rather than four to define the applicable year. Certain computer applications (including computer applications that may be used by the Company and any of the Company's customers, vendors, payors or other business partners) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

        The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the third quarter of fiscal 1999. The Company expects that the total cost associated with these revisions will not be material. These costs will be primarily incurred during fiscal 1999 and be charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant in early 1999. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. Externally maintained systems which the Company currently relies include environmental and building systems related to its headquarters and field offices, payroll, banking and billing systems.

        The Company believes that by completing its planned corrections to its computer applications and identifying and confirming the correction of year 2000 compliance problems of its vendors, the year 2000 issue with respect to the Company's systems and externally maintained systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party lessors, manufactures, vendors and suppliers, there can be no assurance that the Company's assessment is correct and it is not possible to predict the materiality or effect of any failure of such assessment to be correct.

        Significant failures or erroneous applications experienced by HCFA or other third party payors or providers could cause a delay in the Company's receipt of payments from its customers. For example, such failures could cause difficulties in processing Medicare or other claims in a timely manner, collecting accurate claims or data or enrolling new patients. The Company has initiated a program to determine whether the computer applications of its significant payors and contract providers are year 2000 compliant or will be upgraded to be compliant in a timely manner. The Company has not completed this review and it is unknown whether computer applications of contract providers and HCFA and other payors will be year 2000 compliant. Although the Company has not determined the extent to which any disruptions as described above could affect the Company's operations, any such disruption could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company, resulting in a material adverse effect upon the Company's business, financial condition and results of operations.

        The Company's priority with respect to year 2000 compliance has been to identify potential processing concerns and to evaluate the risk of processing failure. The Company has begun to develop contingency plans relating to the areas of year 2000 risk exposure and expects to substantially complete such plans by the second quarter of fiscal 2000. However, there can be no assurance that the Company will complete it contingency planning within such time period or that its contingency plans will contemplate all possible risks of any failures related to the year 2000 problem.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        Not Applicable.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        The Company's arbitration and disputes with Case Management, Inc., a case management agency in Memphis, Tennessee previously disclosed by the Company under Item 3. "Legal Proceedings" of its Annual Report on Form 10-K/A for the year ended April 30, 1998 (the "1998 Form 10-K/A"), have been settled, and the Company has entered into a new service agreement with the case management agency.

        The Company received a letter from the U.S. Attorney for the Northern District of Texas dated October 7, 1998, notifying the Company that the U.S. Attorney declined to pursue any claims under the False Claims Act related to the Company's former Dallas program (previously disclosed under Item 3. "Legal Proceedings" of the 1998 Form 10-K/A).

        On September 9, 1998, the U.S. Attorney for the Southern District of California filed a Notice of Election of the United States to Decline Intervention relating to its decision not to intervene in the qui tam suit filed by the former employee of the Company. (The qui tam suit was also previously disclosed under Item 3. "Legal Proceedings" of the 1998 form 10-K/A). The Company has not been served with a summons and complaint by the qui tam relator.

Item 2 - Changes in Securities and Use of Proceeds
         None

Item 3 - Defaults upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit  Number:  27.1      Financial Data Schedule

(b)      Reports on Form 8-K

         During the second quarter of fiscal 1999, the Company filed the following reports on Form 8-K:

1. Report on Form 8-K dated August 4, 1998 and filed on August 5, 1998 announcing the definitive merger agreement between the Company and Behavioral Healthcare Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 17, 1998
                                        PMR CORPORATION


                                        BY: /s/ Allen Tepper
                                            ------------------------------------
                                            ALLEN TEPPER
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        BY: /s/ Mark P. Clein
                                            ------------------------------------
                                            MARK P. CLEIN
                                            Chief Financial Officer
                                            (Principal Financial Officer)