Form 10-Q
period 1999-01-31
PMR CORP
filed 1999-03-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                January 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

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

        At February 28, 1999, PMR Corporation had 6,987,714 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX


PART I    FINANCIAL INFORMATION                                            Page
          Item 1.
          Financial          Condensed Consolidated Balance
          Statements         Sheets as of  January 31, 1999
                             (Unaudited) and April 30, 1998                  1

                             Condensed Consolidated Statements
                             of Operations for the three and
                             nine month periods ended January
                             31, 1999 and 1998 (Unaudited)                   2

                             Condensed Consolidated Statements
                             of Cash Flows for the nine months
                             ended January 31, 1999 and 1998
                             (Unaudited)                                     3

                             Notes to Condensed Consolidated
                             Financial Statements (Unaudited)                4

          Item 2.            Management's Discussion and
                             Analysis of Financial Condition and
                             Results of Operations                           6

          Item 3.            Quantitative and Qualitative
                             Disclosures about Market Risks                 16

PART II   OTHER INFORMATION

          Item 1.            Legal Proceedings                              17
          Item 2.            Changes in Securities and Use of
                             Proceeds                                       17
          Item 3.            Defaults Upon Senior Securities                17
          Item 4.            Submission of Matters to a Vote of
                             Security Holders                               17
          Item 5.            Other Information                              17
          Item 6.            Exhibits and Reports on Form 8-K               17

                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         JANUARY 31,        APRIL 30,
                                                                           1999                1998
                                                                        ------------       ------------
ASSETS                                                                   (Unaudited)        (Restated)
Current assets:
   Cash and cash equivalents                                            $ 16,494,318       $ 18,522,859
   Short-term investments, available-for-sale                             19,733,956         20,257,045
   Accounts receivable, net of allowance for uncollectible amounts
      of $12,460,189 in 1999 and $9,081,610 in 1998                       23,859,817         16,655,759
   Prepaid expenses and other current assets                               1,157,655          1,192,144
   Deferred income tax benefit                                             4,136,000          4,136,000
                                                                        ------------       ------------
Total current assets                                                      65,381,746         60,763,807

Furniture and office equipment, net of accumulated depreciation
   of $1,342,760 in 1999 and $1,727,040 in 1998                            2,709,085          3,492,449
Long-term receivables                                                      5,339,471          2,976,918
Deferred income tax benefit                                                2,080,000          2,080,000
Other assets                                                                 956,479          1,135,880
                                                                        ------------       ------------
Total assets                                                            $ 76,466,781       $ 70,449,054
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities                       $    794,532       $    469,462
   Accrued expenses                                                        2,840,809          2,974,400
   Accrued compensation and employee benefits                              1,889,281          2,178,693
   Advances from case management agencies                                    936,238          1,686,477
   Income taxes payable                                                    1,818,674          1,304,353
   Payable to related party                                                2,770,869                 --
                                                                        ------------       ------------
Total current liabilities                                                 11,050,403          8,613,385

Note payable                                                                 323,232            392,024
Deferred rent expense                                                         81,747             87,566
Contract settlement reserve                                                8,331,796          7,479,993
Minority interest                                                          2,597,789                 --

Commitments                                                                       --                 --

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 19,000,000;
        issued and outstanding shares - 6,987,714 in 1999 and
        6,949,650 in 1998                                                     69,876             69,496
   Additional paid-in capital                                             48,118,955         47,959,557
   Retained earnings                                                       6,591,733          5,847,033
   Treasury stock, 90,000 shares of common stock at cost                    (698,750)                --
                                                                        ------------       ------------
Total stockholders' equity                                                54,081,814         53,876,086
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $ 76,466,781       $ 70,449,054
                                                                        ============       ============



            See notes to condensed consolidated financial statements.

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED JANUARY 31,        NINE MONTHS ENDED JANUARY 31,
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenue - psychiatric care                                    $ 13,227,364       $ 16,522,304       $ 41,845,979       $ 50,259,598
Revenue - pharmaceutical care                                    8,762,090                 --         20,411,648                 --
                                                              ------------       ------------       ------------       ------------
    Total revenue                                               21,989,454         16,522,304         62,257,627         50,259,598

Expenses:
    Cost of sales of pharmaceutical products                     6,580,420                 --         15,603,174                 --
    Direct operating expenses - psychiatric care                 9,140,864         11,541,613         28,707,291         35,518,340
    Direct operating expenses - pharmaceutical care              1,157,955                 --          2,777,602                 --
    Marketing, general and administrative                        2,984,038          2,188,307          8,013,199          6,618,429
    Provision for bad debts                                      2,295,285            769,725          4,204,199          2,191,486
    Depreciation and amortization                                  316,340            293,372            854,867            764,641
    Acquisition expense                                                 --                 --          1,774,772                 --
    Special charge (credit)                                             --                 --           (678,292)                --
    Net interest (income) expense                                 (275,448)          (521,536)        (1,266,574)          (698,079)
                                                              ------------       ------------       ------------       ------------
                                                                22,199,454         14,271,481         59,990,238         44,394,817

    Income (loss) before minority interest, income taxes
        and cumulative change                                     (210,000)         2,250,823          2,267,389          5,864,781
    Minority interest                                             (511,948)                --                 --                 --
                                                              ------------       ------------       ------------       ------------
    Income before income taxes and cumulative change               301,948          2,250,823          2,267,389          5,864,781
    Income tax expense                                             124,000            923,279            930,000          2,405,000
                                                              ------------       ------------       ------------       ------------
    Net income before cumulative change                            177,948          1,327,544          1,337,389          3,459,781

    Cumulative change, net of income tax benefit                        --                 --            592,689                 --
                                                              ------------       ------------       ------------       ------------
    Net income                                                $    177,948       $  1,327,544       $    744,700       $  3,459,781
                                                              ============       ============       ============       ============


    Earnings per common share before cumulative change
        Basic                                                 $       0.03       $       0.19       $       0.19       $       0.60
                                                              ============       ============       ============       ============
        Diluted                                               $       0.02       $       0.18       $       0.18       $       0.54
                                                              ============       ============       ============       ============

    Earnings per common share
        Basic                                                 $       0.03       $       0.19       $       0.11       $       0.60
                                                              ============       ============       ============       ============
        Diluted                                               $       0.02       $       0.18       $       0.10       $       0.54
                                                              ============       ============       ============       ============

    Shares used in computing earnings per share
        Basic                                                    6,929,040          6,919,204          6,939,604          5,765,758
                                                              ============       ============       ============       ============
        Diluted                                                  7,305,473          7,544,509          7,347,879          6,453,494
                                                              ============       ============       ============       ============


See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED JANUARY 31,
                                                                       1999               1998
                                                                   ------------       ------------
OPERATING ACTIVITIES
Net income                                                         $    744,700       $  3,459,781
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Acquisition expense                                              1,774,772                 --
     Special charge (credit)                                           (678,292)                --
     Depreciation and amortization                                      854,867            764,641
     Provision for bad debts                                          4,204,199          2,191,486
     Provision for deferred taxes                                            --          1,068,527
     Cumulative effect of change in accounting principle                592,689                 --
     Changes in operating assets and liabilities:
          Accounts and notes receivables                            (13,770,810)        (8,845,416)
          Prepaid expenses and other assets                             (53,397)          (495,387)
          Accounts payable and accrued expenses                      (1,323,750)          (975,401)
          Accrued compensation and employee benefits                   (289,412)          (759,176)
          Advances from case management agencies                       (750,239)           195,445
          Payable to related party                                    2,770,869                 --
          Contract settlement reserve                                   851,803            537,374
          Income taxes payable                                          926,189            696,591
          Deferred rent expense                                          (5,819)            42,787
                                                                   ------------       ------------
Net cash used in operating activities                                (4,151,631)        (2,118,748)

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments        48,992,381                 --
Purchases of short term investments                                 (48,469,293)                --
Purchases of furniture and office equipment                            (808,773)        (2,239,233)
                                                                   ------------       ------------
Net cash used in investing activities                                  (285,685)        (2,239,233)

FINANCING ACTIVITIES
Proceeds from follow-on offering,  net of offering costs                     --         33,127,791
Proceeds from sale of common stock                                      159,778            897,764
Investment by joint venture partner                                   2,597,789                 --
Purchase of treasury stock                                             (280,000)                --
Proceeds from issuance of note payable to bank                               --            517,396
Payments on note payable to bank                                        (68,792)           (13,999)
                                                                   ------------       ------------
Net cash provided by financing activities                             2,408,775         34,528,952
                                                                   ------------       ------------

Net increase (decrease) in cash & cash equivalents                   (2,028,541)        30,170,971
Cash at beginning of period                                          18,522,859         10,048,203
                                                                   ============       ============
Cash at end of period                                              $ 16,494,318       $ 40,219,174
                                                                   ============       ============


See notes to condensed consolidated financial statements.

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or "the Company") have been included. Operating results for the nine months ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended April 30, 1998.

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

NOTE D - RESTATEMENT

As of April 30, 1998, the Company recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health. The Company determined that its estimate of special charges related to contract losses was overaccrued as of April 30, 1998 because all information available to the Company was not used in determining the original estimate. The Company has restated its previously issued financial statements as of April 30, 1998 to reflect this correction of an error.

The restatement had the effect of reducing previously reported accrued expenses as of April 30, 1998 by $560,000 to $2,974,000, increased income taxes payable by approximately $230,000 to $1,304,353, and increasing retained earnings by approximately $330,000 to $5,847,033. For the year ended April 30, 1998, special charge expense was reduced by $560,000 which increased the Company's net income by $330,007 after taxes from $1,458,378 to $1,788,385. The increase of net income increased basic EPS for the year ended April 30, 1998 from $.24 as previously reported to $.30, and increased diluted EPS from $.22 as previously reported to $.27.

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

OVERVIEW

        PMR Corporation ("PMR" or "the Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 35 Outpatient Programs, one Case Management Program and four Chemical Dependency Programs. In July 1998, the Company formed a new company called Stadt Solutions, LLC ("Stadt Solutions") which is jointly owned by PMR and Stadtco Holdings, Inc. (successor to Stadtlander Drug Distribution Co., Inc.) ("Stadtco"). Stadt Solutions offers a specialty pharmacy program for individuals with SMI, serving approximately 6,000 individuals through 14 pharmacies in 13 states. PMR, with Stadt Solutions, operates in approximately 27 states and employs or contracts with more than 400 mental health and pharmaceutical industry professionals and provides services to approximately 11,000 individuals diagnosed with SMI. PMR believes it is the only private sector company focused on providing an integrated mental health disease management model to the SMI population.

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

SOURCES OF REVENUE

        Outpatient Programs. Outpatient Programs operated by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 29 of the 35 Outpatient Programs operated during the third quarter of fiscal 1999 and constituted 66.9% of the Company's psychiatric care revenue for the three months ended January 31, 1999. Typical contractual agreements with these providers, primarily acute care hospitals or Community Mental Health Centers ("CMHCs"), require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

        Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's management fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of January 31, 1999, the Company had recorded $8.3 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 1999.

        Case Management Program. For its Case Management Program in Tennessee, the Company receives a monthly case rate payment from the behavioral health organization responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare") and is responsible for planning, coordinating and managing psychiatric case management services for its consumers who are eligible to participate in the TennCare program. The Company also is responsible for providing a portion of the related outpatient clinical care for certain consumers. Revenues under the TennCare program are recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The Company also operates an urgent care program that receives interim payments that are adjusted based on inpatient utilization statistics which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends.

        Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered.

        Pharmaceutical. In July 1998, the Company and Stadtco formed Stadt Solutions, a Delaware limited liability company. Stadt Solutions offers specialty pharmaceutical services to individuals with SMI and also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. Ownership of Stadt Solutions is held 50.1% by PMR and 49.9% by Stadtco. Stadtco is entitled to receive a priority distribution of income approximately equivalent to the operating income Stadtco expected to be generated by Stadtco's base of approximately 6,000 clients existing at the time of the formation of Stadt Solutions. The incremental operating income in excess of this base, if any, will be distributed equally between the Company and Stadtco.

Stadt Solutions commenced business with operations serving clients through 14 pharmacies in 13 states offering services to approximately 6,000 clients. These individuals are presently receiving the drug clozaril, an anti-psychotic for schizophrenia, as well as blood monitoring services. Stadt Solutions intends to offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members.

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 1998

        Revenue - Psychiatric Care. Revenues from psychiatric care for the quarter ended January 31, 1999 were $13.2 million, a decrease of $3.3 million, or 19.9%, as compared to the quarter ended January 31, 1998. The Outpatient Programs recorded revenues of $10.0 million, a decrease of $2.3 million, or 19.1%, from the quarter ended January 31, 1998. The decline in revenues was due to a net reduction of nine outpatient programs versus the year ago quarter and a decrease in same site revenues of 3.0% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 35.4% in the quarter ended January 31, 1999 as compared to 40.9% in the quarter ended January 31, 1998. The Case Management Program recorded revenues of $2.8 million, a decrease of $800,000, or 21.7% as compared to the quarter ended January 31, 1998. The decrease in Case Management revenues was due to the restructuring of the Company's relationship with Case Management, Inc., a Memphis, Tennessee case management agency, which substantially reduced the recognized revenue from this program as well as the termination of two Case Management Programs in Arkansas. Revenues from the Company's Chemical Dependency and other programs not included as outpatient or case management were $454,000, a decrease of 31.3% from the quarter ended January 31, 1998. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas which generated no revenue in the third quarter of fiscal 1999.

        Revenue - Pharmaceutical Care. Revenues of $8.8 million from pharmaceutical care represent sales of pharmaceutical products to approximately 6,000 individuals with SMI through 14 Stadt Solutions pharmacies for the quarter ended January 31, 1999. Stadt Solutions was formed in July 1998 and, therefore generated no revenue or expenses for the quarter ended January 31, 1998.

        Cost of Sales of Pharmaceutical Products. Cost of sales of pharmaceutical products of $6.6 million represent the cost of providing such products by Stadt Solutions in the quarter ended January 31, 1999.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses of psychiatric care consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses for the quarter ended

January 31, 1999 were $9.1 million, a decrease of $2.4 million, or 20.8%, as compared to the quarter ended January 31, 1998. As a percentage of psychiatric care revenues, operating expenses were 69.1%, down slightly from 69.9% for the quarter ended January 31, 1998. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of nine Outpatient Programs, three Case Management Programs and two Chemical Dependency Programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., a case management agency in Memphis, Tennessee, which reduced recognized revenue but improved operating margins.

        Direct Operating Expenses - Pharmaceutical Care. Direct operating expenses of pharmaceutical care of $1.2 million consist of the operating costs incurred at the 14 Stadt Solutions pharmacies and related billing costs for the quarter ended January 31, 1999.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses consist of corporate overhead expenses and regional administrative, development and clinical expenses which are not direct program expenses. Marketing, general and administrative expenses for the quarter ended January 31, 1999, were $3.0 million, an increase of $795,000 or 36.4%, as compared to the quarter ended January 31, 1998. The increase was related to investment in the home offices to support existing and anticipated programs, including the Stadt Solutions venture and a coordinated care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 13.6% in the quarter ended January 31, 1999, as compared to 13.2% for the quarter ended January 31, 1998. The increase in marketing, general and administrative expenses as a percent of revenue was due primarily to an increase in Stadt Solutions and coordinated care initiative support costs without a proportionate increase in coordinated care revenue.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the quarter ended January 31, 1999, were $2.3 million, an increase of $1.5 million, or 198.2%, as compared to the quarter ended January 31, 1998. The increase was due to reserves against revenue from sales of the new product segment pharmaceutical products and to a higher provision rate for bad debt associated with a less than expected collection experience associated with pharmaceutical products and certain Outpatient Programs that were subject to a high level of review from fiscal intermediaries. As a percentage of revenues, the provision for bad debts increased to 10.4% of revenues in the quarter ended January 31, 1999 from 4.7% in the quarter ended January 31, 1998. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended January 31, 1999, were $316,000, an increase of $23,000, or 7.8%, as compared to the quarter ended January 31, 1998. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

        Net Interest Income. Interest income, net of interest expense, decreased from $522,000 for the quarter ended January 31, 1998 to $275,000 for the quarter ended January 31, 1999, a decrease of $247,000, or 47.3%. This decrease resulted primarily from non-recurring interest expense on income taxes of approximately $200,000 during the quarter ended January 31, 1999.

        Income (Loss) Before Minority Interest, Income Taxes and Cumulative Change. Loss before minority interest, income taxes and cumulative change was $210,000 for the quarter ended January 31, 1999 compared to income before minority interest, income taxes and cumulative change of $2.3 million for the quarter ended January 31, 1998, a decrease of $2.5 million or 108.7%.

        Minority Interest. Minority interest of $512,000 represents a distribution of the operating losses of Stadt Solutions during the quarter ended January 31, 1999 in its entirety to Stadtco.


RESULTS OF OPERATIONS - NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1998

        Revenue - Psychiatric Care. Revenues from psychiatric care for the nine months ended January 31, 1999 were $41.8 million, a decrease of $8.4 million, or 16.7%, as compared to the nine months ended January 31, 1998. The Outpatient Programs recorded revenues of $32.8 million, a decrease of $3.5 million, or 9.5%, from the nine months ended January 31, 1998. The decrease in revenues was due to a net reduction of nine outpatient programs versus the year ago nine month period. This reduction was partially offset by same site revenue growth of 10.8% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 35.5% in the nine months ended January 31, 1999 as compared to 38.4% in the nine months ended January 31, 1998. The Company's Case Management Programs recorded revenues of $7.7 million, a decrease of $4.0 million, or 33.9%, from the nine months ended January 31, 1998. The decrease in revenues was due to the restructuring of the Company's relationship with Case Management, Inc. and the termination of two Case Management Programs in Arkansas. Revenues from the Company's Chemical Dependency and other programs not included as outpatient or case management were $1,276,000, a decrease of 42.0% from the nine months ended January 31, 1998. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas.

        Revenue - Pharmaceutical Care. Revenues of $20.4 million from pharmaceutical care represents sales of pharmaceutical products to approximately 6,000 individuals with SMI through 14 Stadt Solutions pharmacies since its formation in July 1998.

        Cost of Sales of Pharmaceutical Products. Cost of sales of pharmaceutical products of $15.6 million represent the cost of providing such products since the formation of Stadt Solutions in July 1998.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses for the nine months ended January 31, 1999 were $28.7 million, a decrease of $6.8 million, or 19.2%, as compared to the nine months ended January 31, 1998. As a percentage of psychiatric care revenues, operating expenses were 68.6%, down from 70.7% for the nine months ended January 31, 1998. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of nine Outpatient Programs, three Case Management Programs and two Chemical Dependency Programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., which reduced recognized revenue but improved operating margins.

        Direct Operating Expenses - Pharmaceutical Care. Direct operating expenses of pharmaceutical care of $2.8 million consist of the operating costs incurred at the 14 Stadt Solutions pharmacies and related billing costs since the formation of Stadt Solutions in July 1998.

        Marketing, General and Administrative Expenses. Marketing, general and administrative expenses for the nine months ended January 31, 1999, were $8.0 million, an increase of $1.4 or 21.1%, as compared to the nine months ended January 31, 1998. The increase was related to investment in the home offices to support existing and anticipated programs, including the Stadt Solutions venture and a coordinated care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 12.9% for the nine months ended January 31, 1999, as compared to 13.2% for the nine months ended January 31, 1998. The decrease in marketing, general and administrative expenses as a percent of revenue was due to the significant increase in pharmaceutical revenue without proportionate increases in administrative expenses partially offset by an increase in support costs related to the coordinated care initiative without a proportionate increase in coordinated care revenue.

        Provision for Bad Debts. Expenses related to the provision for bad debts for the nine months ended January 31, 1999, were $4.2 million, an increase of $2.0, or 91.8%, as compared to the nine months ended January 31, 1998. The increase was due to reserve against revenue from sales of the new product segment pharmaceutical products and to a higher provision rate for bad debt associated with a less than expected collection experience in pharmaceutical products and certain Outpatient Programs that were subject to a high level of review from fiscal intermediaries. As a percentage of revenues, the provision for bad debts increased to 6.8% of revenues in the nine months ended January 31, 1999 from 4.4% in the nine months ended January 31, 1998. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company operates which serve a significant indigent population.

        Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended January 31, 1999, were $855,000, an increase of $90,000, or 11.8%, as compared to the nine months ended January 31, 1998. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

        Acquisition Expense. Acquisition expenses consist of legal, advisory, accounting, consulting, and other costs related to the terminated definitive merger agreements with Behavioral Health Corporation. Previously capitalized acquisition expenses written-off for the nine months ended January 31, 1999 were $1.8 million. No Acquisition expenses were recorded in the nine months ended January 31, 1998.

        Special Charge Credit. Special charge credit of $678,292 was recorded in the quarter ended October 31, 1998 and was due primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management, Inc. ("CMI") on August 27, 1998. The Company had incurred a special charge relating to the closing of several programs identified in the quarter ended April 30, 1998, which included a special charge relating to CMI. The outcome of the dispute in August 1998, which was better than anticipated as of April 30, 1998, involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement, the release of claims against the Company for certain liabilities, and a percentage of CMI's future cash flow in exchange for services.

The Company has reflected the return of common stock as treasury stock in stockholders' equity at a fair market value of $418,750 at the date of settlement. At the time of original issuance, an intangible asset for the common stock was valued at fair market value of $256,250 and was amortized over the term of the restrictive covenant of 72 months. At April 30, 1998, the net book value of the intangible asset was $158,000 and was fully reserved in the special charge. The other components of the special charge credit in the quarter ended October 31, 1998 were a cash settlement of $150,000 for accounts receivable which were fully reserved, the release of certain liabilities relating to unemployment taxes of $94,000 and other items of $15,542.

At January 31, 1999, the remaining accrual for special charge totaling $785,236 was included in accrued liabilities in the consolidated balance sheet.

        Net Interest Income. Interest income, net of interest expense, increased from $698,000 for the nine months ended January 31, 1998 to $1,267,000 for the nine months ended January 31, 1999, an increase of $569,000, or 81.5%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997, partially offset by non-recurring interest expense on income taxes of $200,000.

        Income Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change decreased from $5.9 million for the nine months ended January 31, 1998 to $2.3 million for the nine months ended January 31, 1999, a decrease of $3.6 million or 61.0%. Income before minority interest, income taxes and cumulative change as a percentage of revenue decreased from 11.7% to 3.6% over the same period.

        Cumulative Change. The cumulative change of $593,000 represents the effect, net of income tax benefit of $411,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first quarter of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on Costs of Start-up Activities.

        Restatement. As of April 30, 1998, the Company recorded an accrual for special charges related to contract losses under certain contracts with Scripps Health. The Company determined that its estimate of special charges related to contract losses was over accrued as of April 30, 1998 because all information available to the Company was not used in determining the original estimate. The Company has restated its previously issued financial statements as of April 30, 1998 to reflect this correction of an error.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended January 31, 1999, net cash used in operating activities was $4.2 million. Working capital at January 31, 1999 was $54.3 million, an increase of $2.2 million, or 4.2%, as compared to working capital at April 30, 1998. Cash and cash equivalents and short-term investments at January 31, 1999 were $36.2 million, a decrease of $2.6 or 6.7% as compared to April 30, 1998.

The Company experienced growth in accounts receivable due to significant revenue increases combined with an increase in days revenue outstanding to 101 at January 31, 1999 (versus 88 at April 30, 1998). The increase in days revenue outstanding was due to focused reviews of claims by fiscal intermediaries at several Outpatient Programs, and the restructuring and termination of Case Management Programs which have historically experienced shorter payment cycles than the Outpatient Programs. The largest source of accounts receivable growth has been from Stadt Solutions, which has accumulated $8.1 million in accounts receivable since the commencement of operations on July 1, 1998. The other significant use of cash was leasehold improvements associated with recently opened sites and investment in information technology.

        Working capital available to finance fiscal 1999 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of January 31, 1999 no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 1999 to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions and its site management and clinical information business, and for the development of a risk based coordinated care project. Pursuant to the terms of the Stadt Solutions Subscription Agreement and Operating Agreement, the Company invested approximately $2.5 million into Stadt Solutions during the quarter ended January 31, 1999 to fund the second closing and provide sufficient working capital for operations. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

        In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions. In December 1998, the Company repurchased 40,000 shares of its common stock at a price of $7 per share, or $280,000, in an open market transaction. At January 31, 1999, these shares were held in treasury.

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

        From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first nine months of fiscal 1998 and 1999, a majority of the Company's revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of the Company's contracts with its providers contain warranty obligations that require the Company to indemnify such providers for the portion of the Company's management fee disallowed for reimbursement. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

        The Company has been advised by Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to indemnity obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

IMPACT OF YEAR 2000 COMPUTER ISSUES

        The year 2000 issue is the result of computer applications being written using two digits rather than four to define the applicable year. Certain computer applications (including computer applications that may be used by the Company and the Company's customers, vendors, payors or other business partners) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations.

        The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. At January 31, 1999 substantially all corrections to the Company's material computer applications have been made and implemented. The total costs associated with these revisions were not material and were charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant in early 1999. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. Externally maintained systems which the Company currently relies include environmental and building systems related to its headquarters and field offices, payroll, banking and billing systems.

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

Although the Company has not determined the extent to which any disruptions as described above (either individually or in the aggregate) could affect the Company's operations, any such disruption could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company, resulting in a material adverse effect upon the Company's business, financial condition and results of operations.

        The Company's priority with respect to year 2000 compliance has been to identify potential processing concerns and to evaluate the risk of processing failure. The Company has begun to develop contingency plans relating to the areas of year 2000 risk exposure and expects to substantially complete such plans by the second quarter of fiscal 2000. However, there can be no assurance that the Company will complete its contingency planning within such time period or that its contingency plans will contemplate all possible risks of any failures related to the year 2000 problem.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit Number 27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        During the third quarter of fiscal 1999, the Company filed the following report on Form 8-K:

        On November 5, 1998 the Company filed a current report on Form 8-K relating to the termination of the definitive merger agreement with Behavioral Healthcare Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 1999
                                        PMR CORPORATION


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