Form 10-K
period 1999-04-30
PMR CORP
filed 1999-07-28
CIK 829608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                           COMMISSION FILE NO. 0-20488

                                ----------------

                                 PMR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

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

       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (619) 610-4001
                                ----------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [ ]

    As of June 30, 1999, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $15,399,922, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $3.3125 per share. See footnote (1) below.

    The number of shares of Common Stock outstanding as of June 30, 1999 was 6,988,878.

------------

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

================================================================================

                                     PART I

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

ITEM 1.  BUSINESS

GENERAL

         PMR Corporation and its subsidiaries ("PMR" or the "Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). PMR manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 37 intensive outpatient programs (the "Outpatient Programs"), two case management programs (the "Case Management Programs") and four chemical dependency and substance abuse programs (the "Chemical Dependency Programs"). In July, 1998, the Company and Stadt Holdings (formerly, Stadtlander Drug Distribution Co., Inc.) ("Stadtlander") formed a new company called Stadt Solutions, LLC ("Stadt Solutions"). Stadt Solutions offers a specialty pharmacy program for individuals with an SMI. Stadt Solutions presently serves approximately 7,500 individuals through fifteen pharmacies in fourteen states. In October, 1998, PMR, in conjunction with two California-based HMOs and a California professional corporation (the "Medical Group"), launched a fully capitated managed care product for SMI individuals that have Medicare as their primary insurer. The product is a pilot project which will be expanded if enrollment and profitability targets are met.

         PMR, including Stadt Solutions, operates in approximately twenty-five states and employs or contracts with more than 400 mental health and pharmaceutical professionals and administers or provides services to approximately 11,000 individuals diagnosed with SMI.

         A four-decade old public policy trend of de-institutionalizing the mentally ill from long-term care hospitals into the community has resulted in a deterioration in SMI patient care and a fragmented and disjointed system of care which typically fails to adequately provide the patient management or coordination of benefits required by the medically complex SMI patient population. Coordination and monitoring of patient services is essential to avoid the debilitating effects of fragmented care delivered by diverse outpatient providers which are reimbursed by disparate, uncoordinated funding sources. PMR's clinical philosophy focuses on improving outcomes and lowering costs by utilizing intensive, community-based treatment of the SMI population in outpatient settings.

         PMR-managed or administered Outpatient Programs serve as a comprehensive alternative to inpatient hospitalization and include partial hospitalization and lower intensity outpatient services. The Case Management Programs provide an intensive, individualized primary care service which consists of a proprietary case management model utilizing clinical protocols for delivering care to SMI patients. The most rapidly growing segment of the Company's business is the Stadt Solutions specialty pharmacy venture. This service provides pharmacy distribution directly to patients or to the community institutions that provide mental health services to such patients. Stadt Solutions will provide additional value-added services to physicians and clients relating to compliance, proper dosing, drug interactions and side effects.

         PMR's objective is to be the leader in the management of cost-effective programs which provide quality care and foster the successful recovery of individuals from the devastating effects of SMI. The Company intends to achieve this objective by (i) expanding Stadt Solutions' specialty pharmaceutical services to individuals with SMI as well as providing clinical information services to pharmaceutical companies, health care providers and public sector purchasers; (ii) selectively obtaining new contracts for Outpatient and Case Management Programs in existing markets (iii) establishing new programs and ancillary services, and (iv) expanding its coordinated care pilot project within current markets and rolling out new markets if the project achieves profitability and revenue targets during this fiscal year.

         PMR was incorporated in the State of Delaware in 1988. The operations of the Company include the operations of its wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, Collaborative Care, Inc., and Twin Town Corporation, and its majority owned subsidiary Stadt Solutions. The principal executive offices of the Company are located at 501 Washington Street, 5th Floor, San Diego, California 92103. The Company's telephone number is (619) 610-4001.

THE MARKET AND INDUSTRY BACKGROUND

         According to the National Institute of Mental Health (the "NIMH") and its National Advisory Mental Health Council (the "NAMHC"), serious mental illnesses are neurobiological disorders of the brain and include schizophrenia, schizoaffective disorder, manic-depressive illness and autism, as well as severe forms of other disorders such as major depression, panic disorder and obsessive-compulsive disorder. These diseases are chronic and represent one of the highest cost segments of the health care system. Industry sources indicate that approximately 2.8% of the adult population and 3.2% of children ages 9-17 are affected by SMI, for a total SMI population in the United States of approximately 5.6 million people. According to industry sources, in 1995, individuals diagnosed with SMI consumed $27 billion in direct medical costs relating to the provision of mental health services and consumed more than $74 billion in total costs, including estimates of lost productivity. Based on the industry data, the Company estimates that the direct medical expenditures associated with SMI represent in excess of 25% of total direct mental health care costs. However, the potential costs of direct medical care may exceed these levels due to the approximately 2.2 million Americans estimated to be suffering from untreated SMI. Substantially all costs of treating and managing the SMI population are borne by federal, state and local programs, including Medicare and Medicaid. The SMI population accesses care primarily through community mental health centers ("CMHCs") and other community-based health care facilities such as psychiatric and acute care hospitals and nursing homes. CMHCs typically are not-for-profit organizations which lack access to capital, sophisticated management information and financial systems, and comprehensive programs for treating SMI patients.

         Since 1955, the SMI population in the United States has experienced extensive de-institutionalization resulting in the public psychiatric hospital census declining from approximately 560,000 individuals in 1955 to approximately 72,000 individuals in 1994. The effect of de-institutionalization is exacerbated by the fact that the general population grew 58% over this same period, while the SMI incidence rate remained stable. Industry sources estimate that there are approximately 763,000 individuals in the United States currently diagnosed with SMI who otherwise would have received inpatient treatment prior to de-institutionalization, of which 60%-75% are patients with schizophrenia or bi-polar disorder. The result of this trend has been increased rates of transinstitutionalism and homelessness among SMI patients. Transinstitutionalism is a term utilized to describe the mechanism by which de-institutionalized individuals receive care in one or more alternate settings such as nursing homes, general hospitals, jails and prisons. Industry estimates indicate that 23% of nursing home residents have a mental disorder and that more than 98,000 acute care hospital beds are occupied by SMI patients. Furthermore, approximately 10% of all prison and jail inmates are diagnosed with SMI and 35% of the approximately 350,000 homeless individuals in the United States are currently suffering from SMI disorders.

         The most frequently occurring primary diagnosis of the SMI population treated by PMR is schizophrenia, an incurable biological disorder which affects approximately 1% of the general population. Approximately 70% of the patients treated at the Company's programs are diagnosed with schizophrenia or schizoaffective disorder. The remainder are afflicted with bi-polar disorder, major depression, or other personality disorders. Industry sources indicate that up to 50% of patients suffering from schizophrenia receive no treatment for symptoms. In addition, due to the stigma and social constraints that accompany schizophrenia, it is estimated approximately 25% of schizophrenics attempt to end their lives through suicide. In general, each year a significant percentage of individuals with schizophrenia are admitted for an inpatient hospitalization and virtually all of the diagnosed population is prescribed a chronic medication regimen. It is not uncommon that these individuals also suffer from a substance abuse or chemical dependency diagnosis. Based on industry data, the Company estimates that treatment for schizophrenia consumes approximately $20 billion in annual mental health care expenditures. The direct medical costs of schizophrenia are consumed primarily in CMHCs, nursing homes and acute care hospitals.

         Since the introduction of Clozaril in the United States in 1989, several pharmaceutical products have been developed for SMI patients that have resulted in significant improvements in treatment. Although the specific biological causes of SMI remain unknown, the efficacy of many treatment regimens has been found to be comparable to that in other branches of medicine. For example, with the exception of autism, medications exist which generate medical responses in 60%-90% of patients with SMI. For schizophrenia and schizoaffective disorder, research has shown that standard anti-psychotic medication will reduce psychotic symptoms in 60% of patients and in 70%-85% of those experiencing symptoms for the first time. These newer medications, with proper use and compliance, offer significant potential for recovery to individuals afflicted with SMI.

PROGRAMS AND OPERATIONS

         OUTPATIENT PROGRAMS

         PMR's Outpatient Programs are operated under management, administrative or consulting contracts with acute care hospitals, psychiatric hospitals and CMHCs, and consist principally of intensive outpatient programs which serve as alternatives to inpatient care. These programs target patients in crisis or those recovering from crisis and thus provide more intensive clinical services than those generally available in a traditional outpatient setting. The Company currently manages 37 Outpatient Programs in Arizona, Arkansas, California, Colorado, Hawaii, Idaho, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Tennessee, Texas and West Virginia. The Company contracts with 32 separate providers including Scripps Health, St. Mary's Health Center of the SSM Health Care System, University of California, Irvine, and Presbyterian Hospital, North Carolina. Typically, the Company's contracts are two to five years in length. While contract expirations occur from time to time in the ordinary course of business, the Company vigorously attempts to extend and renew existing profitable contracts and to maintain its market share through the addition of new contracts.

         The Outpatient Programs consist principally of psychiatric partial hospitalization programs which are ambulatory in nature and provide intensive, coordinated clinical services to patients diagnosed with SMI. In 1996, the Company introduced its structured outpatient clinic, which is a lower intensity "step-down" outpatient service designed to continue the care, maintain the gains achieved and prevent the relapse of patients who have completed the partial hospitalization program. To further expand the Company's potential client population, the Company broadened its structured outpatient program in August 1997 to include clients who are at a lower level of clinical risk.

         Patients admitted to the Outpatient Programs undergo a complete assessment and treatment planning process that includes psychiatric, psycho-social, medical and other specialized evaluations under the care and supervision of a psychiatrist. Each SMI individual is assigned a care coordinator responsible for managing the comprehensive treatment available to the patient, which includes specialty services for geriatric and dually diagnosed patients. All Outpatient Programs provide programming five or six days a week. Treatments include daily group psychotherapy and individual therapy conducted by therapists, nurses and mental health specialists who are supervised by the appropriate department of the hospital or CMHC and by senior clinical managers in the programs. In Outpatient Programs where the Company retains designated staffing responsibilities, the Company provides program administrators and medical directors, and may provide nurses, community liaisons and other clinical personnel. In these cases, the program administrator generally has a degree in psychology or social work and several years of experience in health care administration. Typically, the medical director is a board-eligible or certified psychiatrist and the other professionals have various levels of training in nursing, psychology or social work.

         Through its Outpatient Programs, the Company brings management expertise to the health care provider with respect to the establishment, development and operation of an outpatient program for SMI patients that is not usually available on an in-house basis. Services provided under Outpatient Program management contracts include complete program design and administration from start-up through ongoing program operation. These programs are intended to enhance the delivery of outpatient mental health services by introducing proprietary clinical protocols and procedures, conducting quality assurance and utilization reviews, identifying or supplying highly trained personnel, and expanding the range of services provided. In addition, the programs also enhance the management of financial and administrative services by providing support to the providers and performing budget, financial and statistical analyses designed to monitor facility performance. The Company believes these comprehensive features enhance the efficiency and quality of care provided by its Outpatient Programs. During the first quarter of fiscal year 2000, the Company has closed six Outpatient Program locations in Chicago, Illinois; Bellevue, Washington; and San Francisco, Santa Ana, Riverside and San Bernardino, California; and has opened three Outpatient Program locations in Corona, California; Reno, Nevada; and Charleston, West Virginia.

         CASE MANAGEMENT PROGRAMS

         PMR's Case Management Programs were created in 1993 to treat the SMI population in a managed care environment. The case management model was developed in part from proprietary clinical protocols and assessment tools which were acquired in 1993 from leading researchers in the field of psychiatric rehabilitation. Specifically, the Company's programs provide SMI patients with personalized, one-on-one services designed to stabilize their daily lives and provide early intervention in crisis situations, thereby limiting the catastrophic events which lead to inpatient hospitalizations. The Case Management Programs utilize comprehensive protocols based upon a specific model of intensive service coordination in conjunction with a case manager whose responsibilities include consumer education, the development of crisis plans, responding to crisis events, linking patients to emergency services, assessing patient needs, reviewing patient treatment plans, and authorizing and reviewing services. Case management services vary by market and need of the population and may include 24-hour case management, crisis intervention, respite services, housing assistance, medication management and routine health screening. PMR believes that its Case Management Programs represent the core clinical tools for managing the SMI population in either a capitated or fee-for-service environment and enable its patients to live more healthy, independent, productive and satisfying lives in the community.

         PMR offers its case management services through long-term exclusive management agreements with leading independent providers of case management services. Pursuant to those agreements, the Company contributes its proprietary protocols and/or management expertise and, when necessary, negotiates case management rates and contracts on behalf of the providers. The Company may also provide training, management information systems support, and accounting and financial services. Presently, the Company has agreements with two case management agencies in Tennessee.

         PMR provides its Case Management services principally in Davidson County, Tennessee, presently serving approximately 3,000 individuals located primarily in Nashville, Tennessee. The Company also provides case management services through a case management agency in Memphis, Tennessee as well as case management services in Southern California as part of its managed care effort.

         In 1998, the Company introduced its Urgent Care service in Nashville, Tennessee. Urgent Care is a high acuity, crisis intervention service designed for triage and stabilization of a patient at the time of highest clinical need. The service involves physician intervention and combines a medical model for crises and assessment and a case management model for on-going maintenance.

         STADT SOLUTIONS

         In July 1998, the Company and Stadtlander, a leading specialty pharmacy company, formed Stadt Solutions, a Delaware limited liability company, to offer specialty pharmaceutical services to individuals with SMI. Stadt Solutions also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. The ownership of Stadt Solutions is held 50.1% by PMR and 49.9% by Stadtlander. Through December 31, 2000, Stadtlander is entitled to receive a priority distribution approximately equivalent to the operating income Stadtlander expected to be generated by Stadtlander's contributed base of approximately 6,000 clients. The incremental operating income in excess of this base, if any, will be distributed based on proportional ownership to the Company and Stadtlander through this period. Beginning with calendar year 2001, the preferred payment to Stadtlander becomes a fixed amount which is determined primarily based on the financial results in 2000.

         The venture commenced business with approximately 6,000 clients receiving the drug Clozaril, an anti-psychotic for schizophrenia, as well as blood monitoring services through thirteen Stadtlander pharmacies in twelve states. Stadt Solutions has opened two of its own pharmacies since its inception in July 1998. Stadt Solutions will seek to offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members. The Company believes that Stadt Solutions is the first specialty pharmacy company devoted to serving the needs of individuals with SMI.

         In January 1999, Stadtlander Operating Company, L.L.C., a subsidiary of Bergen Brunswig Corporation ("BBC") purchased the stock of Stadtlander Drug Distribution Co., Inc. BBC is one of the nation's largest independent wholesale drug distributors. In May 1999, BBC acquired PharMerica, Inc., a pharmacy services company. Prior to consummation of the acquisition, the Company and Stadt Solutions unsuccessfully sought a temporary restraining order to prevent consummation of the acquisition alleging the acquisition would result in the violation of certain non-competition and confidentiality provisions contained in the Stadt Solutions Operating Agreement. The litigation is continuing. See "Item
3. Legal Proceedings".

         SITE MANAGEMENT AND CLINICAL INFORMATION

         In January 1997, the Company began the development of a site management and clinical information division. This division was established to participate in clinical trials and collect clinical information related to pharmaceutical and non-pharmaceutical clinical practice. The Company's objective was to build a business model that contributes to the Company's revenues and earnings and to develop an information asset that can improve and define "best practices" for the SMI patient population. In April 1998, the Company entered into reciprocal enabling agreements with Vanderbilt University where the Company is able to enter into project-specific research agreements with the University to develop and carry out funded research projects.

         The current research network includes six locations with qualified investigators and study coordinators. PMR contributed the site management and clinical information initiative to Stadt Solutions as part of Stadt Solutions' formation in July 1998.

         MANAGED CARE

         In October 1998, the Company, in conjunction with Universal Care, a Knox-Keene licensed health care service plan, HealthNet, a large HMO with Medicare risk contracting capability, and the Medical Group launched a managed care pilot project in Southern California. The pilot project is designed to appeal to individuals who are deemed as disabled due to their SMI and therefore have Medicare as their primary insurance. HealthNet holds the Medicare risk contract and the individuals with SMI are enrolled in HealthNet's health plan. Universal Care contracts with HealthNet to sub-capitate risk and provides substantially all of the non-psychiatric care and case management network. The Medical Group primarily provides and arranges for behavioral health services for the SMI enrollees. The Company furnishes certain administrative services through an agreement with Medical Group. The Company's services to the Medical Group include, but are not limited to, billing and collection, member services, utilization review, quality assurance, quality management, financing and credentialing services. In addition, the Company also provides case management services to the Medical Group's enrolled patients.

         CHEMICAL DEPENDENCY PROGRAMS

         Through a wholly-owned subsidiary, the Company operates and manages programs devoted exclusively to substance abuse and rehabilitation in ambulatory settings, primarily to patients of managed care organizations in Southern California. The Company's Chemical Dependency Programs are operated either as free-standing treatment services or as part of a Management Services Agreement with health care providers. All programs have received accreditation by the Joint Commission of American Health Organizations ("JCAHO").

         The Company operates four outpatient Chemical Dependency Programs in Southern California under the name of Twin Town Treatment. The Company has decided that its Chemical Dependency Programs are no longer a core strategic asset of the Company and is currently evaluating alternatives with respect to the future of such Programs.

PROGRAM LOCATIONS


         STATE             CITY                                 SERVICE PROVIDED
         -----             ----                                 ----------------
         California        San Diego                            Outpatient; Clinical Research
                           Culver City                          Outpatient
                           El Cajon                             Outpatient
                           Los Angeles                          Outpatient
                           Ventura                              Outpatient
                           Oakland                              Outpatient
                           Walnut Creek                         Outpatient
                           Vista                                Outpatient
                           Union City                           Outpatient
                           Garden Grove                         Managed Care
                           Rosemead                             Outpatient
                           Sacramento                           Clinical Research
                           Orange                               Outpatient; Chemical Dependency
                           San Jose                             Outpatient
                           La Jolla                             Outpatient
                           North Hollywood                      Chemical Dependency
                           Los Alamitos                         Chemical Dependency
                           Torrance                             Chemical Dependency
                           Encinitas                            Clinical Research

         Alabama           Birmingham                           Pharmacy*

         Arizona           Phoenix                              Outpatient
                           Tempe                                Outpatient

         Arkansas          Little Rock                          Outpatient (2); Clinical Research

         Colorado          Denver                               Outpatient

         Georgia           Atlanta                              Pharmacy*

         Hawaii            Honolulu                             Outpatient; Pharmacy*
                           Waipahu                              Outpatient

         Idaho             Boise                                Outpatient

         Kentucky          Bowling Green                        Outpatient
                           Mayfield                             Outpatient
                           Lexington                            Outpatient
                           Louisville                           Outpatient

         Maine             Portland                             Pharmacy*

         Massachusetts     Boston                               Pharmacy*

         Michigan          Detroit                              Outpatient; Clinical Research

         STATE             CITY                                 SERVICE PROVIDED
         -----             ----                                 ----------------
         Minnesota         Minneapolis                          Pharmacy*

         Missouri          St. Louis                            Outpatient; Pharmacy*

         Nevada            Reno                                 Outpatient

         New York          Long Island                          Pharmacy*

         North Carolina    Charlotte                            Outpatient

         Ohio              Cleveland                            Outpatient
                           Columbus                             Outpatient; Pharmacy
                           Dayton                               Outpatient

         Pennsylvania      Pittsburgh                           Pharmacy*
                           Philadelphia                         Pharmacy*

         South Carolina    Columbia                             Pharmacy*

         Tennessee         Kingsport                            Outpatient
                           Madison                              Outpatient
                           Nashville                            Outpatient; Case Management; Clinical Research;
                                                                Pharmacy
                           Memphis                              Case Management

         Texas             Austin                               Outpatient; Clinical Research

         Utah              Salt Lake City                       Pharmacy*

         Washington        Seattle                              Pharmacy*

         West Virginia     Charleston                           Outpatient

         ------------

*    Pharmacy licensed through Stadtlander.

CONTRACTS

         OUTPATIENT PROGRAMS

         Each Outpatient Program is generally administered and operated pursuant to the terms of written management, administrative or consulting contracts with providers. These contracts generally govern the term of the program, the method by which the program is to be managed by the Company, the responsibility of the provider for licensure, billing, insurance and the provision of health care services, and the methods by which the Company will be compensated. The contracts are generally for a stated term between two and five years. Generally, contracts may only be terminated with cause or upon the occurrence of certain material events including changes in applicable laws, rules or regulations.

         Revenues derived by the Company under these contracts generally fit within three types of arrangements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a large extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes responsibility for substantially all program costs. The all-inclusive arrangements were in effect at 33 of the 39 Outpatient Programs operated during fiscal

1999 and constituted approximately 69.4% of the Company's consolidated revenues for the year ended April 30, 1999. These contractual agreements are with hospitals or CMHCs and require the Company to provide, at its own expense, specific management personnel for each program site. Regardless of the type of arrangement with the provider, all medical services rendered in the programs are provided by the provider.

         A significant number of the Company's contracts require the Company to indemnify the provider for some or all of the fee paid to the Company if either third-party reimbursement for mental health services provided to patients of the programs is denied or if the fee paid to the Company is not reimbursable by Medicare. See "Risk Factors -- Dependence Upon Medicare Reimbursement," "-- Sufficiency of Existing Reserves to Cover Reimbursement Risks," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Regulatory Matters."

         In order for the services furnished to Medicare beneficiaries in Outpatient Programs managed by the Company to be reimbursable to the provider, the program must be deemed to be "provider-based." In fiscal year 1998, HCFA's Region IX office challenged the "provider-based" designation of certain outpatient programs operated by Scripps Health a provider to which the Company provided management services. In July 1998, HCFA's Region IX office notified Scripps Health of its determination that certain of its programs were approved as "provider-based" and that certain other of its program locations were not "provider-based" because they did not meet HCFA's service area requirements. As a result of HCFA's challenge and determination, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs, two locations were closed and one of the locations was taken over by another provider who engaged the Company to manage the program. One other program managed by the Company received notice that it did not meet provider-based designation requirements because the Company was prohibited from employing any personnel involved in the program furnished by the provider, except as a consultant to the provider. This issue was never finally resolved because the provider hospital closed for reasons unrelated to the notice. Because the proper interpretation and application of the "provider-based" criteria are not entirely clear, are applied on a case by case basis, and are currently the subject of an ongoing rule making process, it is possible that these challenges will emerge with other providers and that the Company may not be able to amend its contracts to satisfy HCFA or its provider customers. See "Regulatory Matters - Compliance with Medicare Guidelines; Reimbursement for Partial Hospitalization Programs."

         No Company Outpatient Program with a provider accounted for more than 10% of the Company's revenues for fiscal 1999.

         As the Company-managed Outpatient Programs mature and increase in number, the Company anticipates that as a matter of normal business development, contract terminations may occur on a periodic basis. There can be no assurance that the Company will be able to successfully replace such terminated contracts or programs in the future.

         CASE MANAGEMENT PROGRAMS

         In the Fall of 1995, the Company commenced the operation of its Case Management Programs with two case management agencies in Nashville, Tennessee and Memphis, Tennessee. Commencing in July 1996, two managed care consortiums became the payors for mental health care services under the Tennessee TennCare Partners State Medicaid Managed Care Program ("TennCare"), and the Company had contracts with both behavioral health organizations for case management programs in Nashville and Memphis. These consortiums, known as Tennessee Behavioral Health ("TBH") and Premier Behavioral Health ("Premier"), were fully at-risk for the approximately 1.2 million individuals who qualified for coverage based on Medicaid eligibility or indigency standards. The Company received notice of termination of its contract with TBH effective December 10, 1997, but the Company continued to provide services to, and receive payments from, TBH at reduced rates. In February 1998, Magellan Health Services, Inc. acquired Merit Behavioral Health Care, Inc., thereby becoming the managing shareholder of TBH. Magellan, through its Green Spring subsidiary, is also the managing shareholder of Premier. Beginning, July 1998, Magellan managed both Premier and TBH and as of that date the Company has been paid the identical rates by both consortiums. Some uncertainty exists as to the future structure of TennCare. See "Risk Factors -- Concentration of Revenues."

         The Nashville Case Management Program is administered pursuant to a management and affiliation agreement with the contracting provider and operates through a wholly owned subsidiary of the Company. The Company is responsible for developing and implementing detailed operating protocols relating to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services, and the provision of mental health services. Pursuant to the terms of the management and affiliation agreement, the Company manages and operates the delivery of case management and other covered psychiatric services. The case management provider is responsible for staff personnel and program facilities, and retains final discretionary authority to approve the related policy manual, staffing issues and overall program operations. The Nashville management and affiliation agreement has a term of six years (ending April 30, 2002) and may only be terminated for cause upon the occurrence of such events as (i) a loss of accreditation or other required licensing or regulatory qualifications, (ii) material breach by either party, (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program and
(iv) failure to achieve certain performance targets after designated notice and cure periods.

         The Memphis Case Management Program is also administered through a wholly owned subsidiary of the Company which entered into a management and affiliation agreement with a case management agency substantially similar to the agreement entered into with the Nashville case management agency. Effective June 1, 1998, the Memphis management and affiliation agreement was terminated and the parties entered into a Provider Services Agreement for a term of four years pursuant to which the Company provides billing, contract development, quality assurance and liaison services and allows the agency to utilize the Company's protocols.

         Case management contracts in Tennessee accounted for 12.3% and 21.6% of the Company's consolidated revenues for fiscal 1999 and fiscal 1998, respectively.

         In May 1998, the Company closed its remaining Case Management programs in Arkansas with its CMHC providers after previously anticipated changes to Arkansas' reimbursement for case management services did not occur.

MARKETING AND DEVELOPMENT

         PMR intends to focus increasing marketing and development efforts to the expansion of the specialty pharmacy services to individuals with SMI as well as clinical information services to pharmaceutical companies, health care providers and public sector purchasers. The market is growing rapidly due to the number of new drugs that have been introduced over the past five years for the indication of schizophrenia. Numerous other drugs are in pre-approval development for this indication as well as for bipolar disorder and major depression. According to industry sources, in 1998 alone, pharmaceutical companies invested approximately $4.8 billion to discover and develop medicines acting on the central nervous system, including drugs for mental illnesses. The Company, through Stadt Solutions, plans to develop new pharmacies to support community-based agencies that employ prescribing physicians and assist the SMI population in medication management and compliance.

         PMR's principal marketing effort with respect to its Outpatient and Case Management Programs is concentrated in the Company's existing markets in the identification of prospective hospitals, CMHCs and case management agencies which may be suitable providers for new programs or expansion of services. Providers that may contract for the Company's services are identified through an analysis of market need, discussions with key individuals in the prospective area, and an assessment of the financial and clinical profile of the provider. The Company also markets the benefits of its Outpatient, Case Management and Urgent Care programs to managed care organizations and their provider networks as public sector contracts are awarded. The Case Management Program is also available to entities at risk for managed care for SMI patients. The Company has decided that its Chemical Dependency Programs are no longer a core strategic asset of the Company and is currently evaluating the need to continue related marketing efforts related to those programs.

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

REGULATORY MATTERS

         COMPLIANCE WITH MEDICARE GUIDELINES; REIMBURSEMENT FOR PARTIAL HOSPITALIZATION PROGRAMS

         A significant component of the Company's revenues are derived from payments made by providers to the Company for the management and administration by the Company of Outpatient Programs managed for providers. The Company bills its fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the providers rely upon payment from Medicare for the services. The providers are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the providers submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The providers seek reimbursement of the Company's fees from these fiscal intermediaries as part of their overall payments from Medicare. Under certain of the Company's contracts the Company is obligated to indemnify the provider for all or some portion of the Company's fees that may be disallowed to the provider. In the event a significant amount of such fees are disallowed for providers, there could be a material adverse effect upon the Company's financial condition and results of operations. In addition, to the extent that providers who contract with the Company for management services suffer material losses in Medicare payments, there is a greater risk of non-payment by the providers and a risk that the providers will terminate or not renew their contracts with the Company. Thus, even though the Company is not paid by Medicare, it may be adversely affected by reductions in Medicare payments or other Medicare policies. See "Risk Factors-Dependence Upon Third Party Reimbursement" below and "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

         The Medicare Program was created in 1965 as part of the federal social security system. It is administered by the U.S. Department of Health and Human Services which has established the Health Care Financing Administration ("HCFA") to administer and interpret the rules and regulations governing the Medicare program and the benefits associated therewith. Applicable Medicare guidelines permit the reimbursement of contracted management services provided that, among other things, the associated fees are "reasonable." As a general rule, Medicare guidelines indicate that the costs incurred by a provider for contract management services relating to furnishing Medicare-covered services are deemed "reasonable" if the costs incurred are comparable with marketplace prices for similar services. Although management believes that the Company's fees for its services are comparable with marketplace prices for similar services, the determination of reasonableness may be interpreted by HCFA or a fiscal intermediary in a manner inconsistent with the Company's belief. Notwithstanding the Company's belief, a determination that the Company's fees may not be "reasonable" may have a material adverse effect on the Company's business, financial condition and results of operations.

         HCFA has published criteria which partial hospitalization services must meet in order to qualify for Medicare funding. In transmittal number 1303 (effective January 2, 1997) and in subsequent criteria published in Section
230.5 of the Medicare Hospital Manual, HCFA requires partial hospitalization services to be: (i) incident to a physician's service; (ii) reasonable and necessary for the diagnosis or treatment of the patient's conditions; and (iii) provided by a physician with a reasonable expectation of improvement of the patient from the treatment. The Medicare criteria for coverage, specifically what is "reasonable and necessary" in particular cases is a subjective determination on which health care professionals may disagree. Moreover, the fiscal intermediaries which administer the Medicare program and evaluate and process claims for payment, establish local medical review policies which the affect of such policies may have a material adverse effect on the Company's results of operations. How Medicare applies its "reasonable and necessary" standard is not always consistent, and that standard may be interpreted in the future in a manner which is more restrictive than currently prevailing interpretations. The Company and its providers have quality assurance and utilization review programs to monitor partial hospitalization programs managed or administered by the Company to ensure that such programs operate in compliance with the Company's understanding of all Medicare coverage requirements.

         Further, the partial hospitalization programs managed by the Company are required under HCFA's current interpretation of the Medicare regulations, to be "provider-based" programs. This designation is important since partial hospitalization services are covered only when furnished by or "under arrangement" with, a "provider", i.e., a hospital or a CMHC. To the extent that any particular partial hospitalization program is not deemed by HCFA to be "provider based" under HCFA's current interpretation of the Medicare regulations, there would not be Medicare coverage for the services furnished at that site under Medicare's partial hospitalization benefit. HCFA has published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider-based" programs. The proper interpretation and application of these criteria are not entirely clear, and there is a risk that some or substantially all of the sites managed by the Company may be found not to be "provider-based". If such a determination is made and the Company is unable to satisfactorily restructure its contract with the provider, HCFA may cease reimbursing for the services at the provider, and HCFA may, in some situations, seek retrospective recoveries from providers. Any such cessation of reimbursement for services or retrospective recoveries could result in non-payment by providers, possibly trigger indemnity claims, and have a material adverse effect on the Company's business, financial condition and results of operations. In September, 1998, HCFA published a proposed rule that would add to the existing standards that must be met to obtain provider-based status. The comment period is open until July 31, 1999, and the Company does not expect a final rule on provider-based status to be effective prior to sometime in 2000, although it would be possible for HCFA to publish a final rule effective earlier. The standards in the proposed rule are similar to existing standards, although the proposed rule would mandate that retrospective recoveries would ensue in most instances when HCFA or its agents determined that a program or site was not "provider-based." See "Risk Factors - Dependence Upon Third Party Reimbursement."

         In fiscal year, 1998, HCFA's Region IX office challenged the "provider-based" designation of certain outpatient programs operated by Scripps Health a provider to which the Company provided management services. In July 1998, HCFA notified Scripps Health that certain of its programs were approved as "provider-based" and that certain other of its program locations were not "provider-based" because they did not meet HCFA's service area requirements. As a result of HCFA's challenge and determination, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs, two locations were closed and one of the locations was taken over by another provider who engaged the Company to manage the program. In other instances, when the Company's customers have sought provider-based status determinations from HCFA upon establishing a program, HCFA's Region IX Office has interpreted the provider-based standards so as to prevent the Company from employing any personnel involved in the programs furnished by the provider except for "consultants" from the Company. This interpretation makes it more difficult for the Company to furnish the services upon which the Company has built its reputation and which its customers want. If the interpretation of provider-based standards applied by HCFA's Region IX Office are applied by other HCFA regional offices, or are adopted nationally as the correct interpretation, PMR would have to re-negotiate the vast majority of its contracts to administer partial hospitalization and other outpatient mental health programs. It is also possible that if provider-based challenges emerge with other providers, the Company may not be able to amend its contracts to satisfy HCFA or its provider customers. In addition, there can be no assurance that HCFA will not challenge the "provider-based" status of the Scripps Health program or any other Program in the future. If the Company is unable to amend its contracts to satisfy any "provider based" challenge in the future, the potential termination of any such contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. "See "Business - Contracts - Outpatient Programs."

         Historically, CMHCs, unlike hospitals, were not surveyed by Medicare before being permitted to participate in the Medicare program. However, HCFA now requires prospective approval of all new CMHCs to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization services. In addition, HCFA will monitor existing CMHCs to assure compliance with applicable conditions of furnishing partial hospitalization services. Because the proper interpretation and application of such Medicare conditions are not entirely clear, it is possible that these challenges may emerge with CMHCs contracted with the Company and, if not found in compliance with the applicable requirements, such CMHCs may be terminated from the Medicare program. It is also possible that the government will attempt to recover payments made to such CMHCs for services which had been furnished by the Company and paid for by Medicare, which could possibly trigger indemnity claims which could be material. There may also be significant delays or suspension of payments made to CMHCs contracted with the Company due to such increased scrutiny and reviews by Medicare.

         The Office of Inspector General ("OIG") of the United States Department of Health and Human Services has reported that the vast majority of partial hospitalization services furnished by CMHCs do not satisfy Medicare's coverage criteria and that many CMHCs were not properly participating in the Medicare program because they did not meet the statutory and regulatory definition of a CMHC. Consequently, HCFA has implemented a program to review all partial hospitalization services even more intensely for meeting Medicare coverage criteria and to assure that all CMHCs meet the requirements for participation in the Medicare program. This more intensive review and auditing of claims for partial hospitalization services furnished by CMHCs to Medicare patients may result in a greater number of claims being denied for the Company's customers. The Company also expects more intensive reviews of claims, and increased audits by HCFA and OIG, of Hospital outpatient mental health services and partial hospitalization services including, the allowability of claims, medical necessity issues and reasonableness of fees. Presently, one CMHC provider and one hospital provider with whom the Company contracts are undergoing such audits. The more intensive review of claims for partial hospitalization or other outpatient mental health services furnished to Medicare patients may result in a greater number of claims being denied for the Company's customers, or disallowance of Company fees, which, as described above, may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the scrutiny of CMHCs results in termination of provider agreements between Medicare and CMHCs with which the Company has contracts, there may be a material adverse effect on the Company's business, financial condition and results of operations.

         CHANGES IN MEDICARE'S PAYMENT FOR PARTIAL HOSPITALIZATION SERVICES

         The Balanced Budget Act of 1997 requires the implementation of a prospective payment system ("PPS") for all outpatient hospital services, including partial hospitalization, for the calendar year beginning January 1, 1999. The initial date for publishing the proposed PPS rates was May 1998. However, concerns over HCFA's compliance with year 2000 computer issues have caused significant delays in the implementation of PPS. Under such a system, a predetermined rate would be paid to providers regardless of the provider's reasonable costs. The proposed rate is $206.71 per diem, subject to adjustment up or down for wage levels in the area where the services are furnished. This rate may be changed in the final regulation or a basis for payment other than per diem, may be established. While the actual reimbursement rates have not been determined and thus their effect, positive or negative, is unknown, the Company anticipates that it will need to negotiate modifications to its contracts with providers if PPS is implemented. The uncertainty regarding PPS has negatively affected the Company's marketing of new programs due to providers' uncertainty regarding the economic impact of the new rates. While the Company cannot predict the impact of continued delays on the Company's marketing program, it could have a material adverse effect on the Company's ability to sign new contracts and retain existing contracts.

         The Medicare partial hospitalization benefit has a coinsurance feature, which means that the amount paid by Medicare is the provider's reasonable cost less "coinsurance" which is ordinarily to be paid by the patient. The coinsurance amount is 20% of the charges for the services and must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as "allowable Medicare bad debts." The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since most of the patients in programs managed by the Company are indigent or have very limited resources. The Balanced Budget Act of 1997 reduces the amount of Medicare allowable bad debts payable to hospital providers, as follows: a reduction by 40% for provider fiscal years beginning on or after October 1, 1998; and by 45% for provider fiscal years beginning on or after October 1, 1999. The Clinton Administration has proposed an additional reduction to 55% for the budget year commencing October 1, 1999, and also proposes extending this bad debt reduction to community mental health centers. The reduction in "allowable Medicare bad debts", as well as any future reductions that may be authorized, could have a material adverse effect on Medicare reimbursement to the Company's hospital providers and could further result in the restructuring or loss of provider contracts with the Company.

         COMPLIANCE WITH MEDICAID REGULATIONS AND POTENTIAL CHANGES

         Since the Company is involved with state Medicaid agencies and with providers whose clients are covered by Medicaid, the programs managed by the Company must be in compliance with the laws and regulations governing such reimbursement. Likewise, Stadt Solutions' pharmacies must comply with Medicaid criteria for its pharmacy services which are predominantly paid for by Medicaid.

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

         Medicaid funding and the methods by which services are supplied to recipients are changing rapidly. Many states have "carved out" behavioral health services from the delivery of other health services to Medicaid recipients and are separately procuring such services on a capitated basis requiring the contractor, and permitting subcontracted providers, to assume financial risk for the cost of providing care.

         The Company cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are ever-increasing uncertain political pressures on such legislatures in terms of controlling and reducing such appropriations. With respect to the Company's case management programs reimbursed by behavioral health organizations, the overall trend is generally to impose lower reimbursement rates including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as the Company. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         COMPLIANCE WITH OTHER STATE REGULATORY CONSIDERATIONS

         The Company is also sensitive to the particular nature of the delivery of behavioral health services and various state and federal requirements with respect to confidentiality and patient privacy. Indeed, federal and state laws require providers of certain behavioral health services to maintain strict confidentiality as to treatment records and, the fact of treatment. There are specific requirements permitting disclosure, but inadequate or incorrect disclosure, even if inadvertent or negligent, can trigger substantial criminal and other penalties. See "Risk Factors-Privacy and Confidentiality Legislation" below.

         SPECIFIC LICENSING OF PROGRAMS AND PHARMACY SERVICES

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

         Stadt Solutions' pharmacies are licensed and subject to all applicable State Board of Pharmacy and United States Drug Enforcement Administration rules, regulations and requirements and other applicable state and federal statutes and regulations governing pharmacy services. Many of the pharmacy locations are licensed through Stadlander, the minority shareholder. See "Risk Factors - Pharmacy Services Regulations."

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

         To prevail in a False Claims Act case, the government need show only that incorrect claims were submitted with "reckless disregard" or in "deliberate ignorance" of the applicable Medicare law. The government does not have to prove that the claims were submitted with the intent to defraud a governmental or private health care payor. The qui tam provisions of the Federal False Claims Act permit individuals also to bring suits under the False Claims Act. The incentive for an individual to do so is that he or she will usually be entitled to approximately 15% to 30% of any ultimate recovery. Under the Federal False Claims Act, the Office of the Inspector General, in conjunction with the Department of Justice, have successfully made demands on thousands of providers to settle alleged improper billing disputes at double alleged damages or more. Although the Company does not bill governmental programs directly, it could possibly be liable under the False Claims Act to the extent that it is found to have "caused" false claims to have been presented.

         There are many other civil and criminal statutes at the federal and state levels that may penalize conduct related to submitting false claims for health care services or for offering or receiving anything of value in exchange for the referral of patients. The penalties under many of those statutes are severe, and the government often need not prove intent to defraud in order to prevail. Management believes that the Company is in material compliance with applicable regulatory and industry standards. However, in light of the complexity of the policies governing governmental health care programs together with changing and uncertain interpretations of those policies, it is impossible to be absolutely assured that the government (or a qui tam relator in the name of the government) will not assert that some conduct by the Company, or conduct by one of the Company's customers, has given rise to potentially a large liability. See "Risk Factors - Anti-Remuneration Laws."

         In the past, there have been occasions when Medicare fiscal intermediaries have denied coverage for all or substantially all of the claims submitted by the providers where the Company had a management or administrative services contract. Such denials have occurred even though a physician has certified that the Outpatient Program services were medically necessary. Notwithstanding the Company's ongoing efforts to assure that the Outpatient Program services furnished by it under contract are consistent with its understanding of the Medicare coverage criteria, it is possible that there will be future occasions when a substantial number of services furnished at a site managed by the Company will be denied coverage. The Health Insurance Portability and Accountability Act of 1996 grants the U.S. Department of Health and Human Services broad authority to impose civil monetary penalties on providers for certain activities. Among those activities are the repeated submission of claims for services which are not medically necessary. If there were again to be occasions when a Medicare fiscal intermediary denied a large number of claims for a site managed by the Company, it is possible that the government would seek sanctions from the provider and possibly from the Company. While the Company believes that it would be inappropriate for the government to seek such sanctions for services for which the coverage criteria are interpreted differently at different times and which have been ordered by a physician, it is not clear at this time how the government will apply this new authority.

COMPETITION

         In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different health care programs and services. The Company anticipates that competition will increase as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by the Company are perceived to help contain mental health care costs. Many other companies engaged in the management of outpatient psychiatric programs compete with the Company for the establishment of affiliations with acute care hospitals. Furthermore, while the Company's existing competitors in the case management business are predominantly not-for-profit CMHCs and case management agencies, the Company anticipates that other health care management companies will eventually compete for this business. Many of these present and future competitors are substantially more established and have greater financial and other resources than the Company. In addition, the Company's current and potential providers may choose to manage mental health programs themselves rather than contract with the Company. There can be no assurance that the Company will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the proprietary nature of its policy and procedures manuals and the level of service it provides and the expertise of its management and field personnel provide it with a leading position in the development and management of Outpatient Programs. The Company believes that the Case Management Programs provide the means to effectively control costs in a managed, public-sector mental health system by reducing the costs for the population that consumes the largest portion of the treatment dollars, the SMI population. In addition, the Company believes that the Company's case management model provides state-of-the-art treatment and rehabilitation services which serve to upgrade the existing provider network in a community. The Company believes the benefits of its case management model are recognized as a distinguishing feature for public-sector managed care efforts.

         The Company's primary existing competitors in the case management business are predominantly not-for-profit CMHCs and case management agencies. The Company anticipates that mental health managed care companies will eventually compete for this business. There can be no assurances that the Company will be able to compete successfully with its present or future competitors.

         The specialty pharmacy business is intensely competitive. There are numerous local, regional and national companies which can dispense pharmaceuticals locally or through the mail. There are also numerous companies which provide lab work and analysis services necessary for blood monitoring. Many of these companies have substantially greater resources than Stadt Solutions. While the Company believes that Stadt Solutions is the first specialty pharmacy company to focus on SMI and further believes that Stadt Solutions offers value added disease management services not typically provided by competitors, there can be no assurance that Stadt Solutions will be able to compete successfully with its present or future competitors.

EMPLOYEES

         As of June 30, 1999, the Company employed approximately 794 employees, of which 406 are full-time employees. Approximately 685 employees staff the clinical programs and approximately 109 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, human resources and legal areas. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good. As of June 30, 1999, Stadt Solutions employed approximately 115 employees of which 84 are full-time employees. Approximately 74 employees staff the pharmacies and approximately 41 are in corporate management.

RISK FACTORS

         The Company's business is subject to a number of risks, including the risks described in this section and elsewhere in this Annual Report on Form 10-K. The Company's actual results could differ materially from the results projected in this Report or in any other forward-looking statements presented by management from time to time, due to some or all of such risks.

         Dependence Upon Medicare Reimbursement. The Company's business could be materially and adversely affected if HCFA or fiscal intermediaries deny reimbursement or challenge reimbursement claims by providers who obtain services from the Company. A significant component of the Company's revenues is derived from payments made by providers to the Company for managing and administering Outpatient Programs for providers. Substantially all of the patients admitted to the Outpatient Programs are Medicare beneficiaries for whom Medicare payments may be made if Medicare's coverage criteria are satisfied. A provider's Medicare payments can be adversely affected if HCFA or fiscal intermediaries deny coverage or claims for services furnished to Medicare eligible patients or disallow costs claimed on the basis that such costs are unreasonable, relate to uncovered services or are otherwise non-allowable. In addition, Medicare payments are subject to changes in the law or interpretation of the law governing Medicare coverage and payment.

         In certain instances, providers are not obligated to pay the Company's fee if coverage for claims submitted by the provider related to services furnished by the Company are denied by Medicare's fiscal intermediary. In other instances, the Company may be obligated to indemnify a provider to the extent the Company's fee charged to the provider is disallowed by Medicare's fiscal intermediary for reimbursement. The occurrence of either of these events with respect to a significant number of providers or a significant amount of fees could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         The Company's programs have in the past, and may in the future, from time to time, be subject to Focused Medical Reviews or similar intensive audits. A "Focused Medical Review" consists of an intensive review by fiscal intermediaries of HCFA, on an industry-wide basis, of certain targeted claims. Focused Medical Reviews may occur for a number of reasons including, without limitation, an intermediary's concern about coverage for claims at a specific site or because HCFA has identified certain services as being at risk of inappropriate program payment. This generally occurs when HCFA identifies significant industry-wide increases in payments for certain types of services, as had been the case with partial hospitalization benefits.

         The Office of Inspector General ("OIG") of the United States Department of Health and Human Services has reported that the vast majority of partial hospitalization services furnished by CMHCs do not satisfy Medicare's coverage criteria and that many CMHCs were not properly participating in the Medicare program because they did not meet the statutory and regulatory definition of a CMHC. Consequently, HCFA has implemented a program to review all partial hospitalization services even more intensely for meeting Medicare coverage criteria and to assure that all CMHCs meet the requirements for participation in the Medicare program. This more intensive review and audits of claims for partial hospitalization services furnished by CMHCs to Medicare patients may result in a greater number of claims being denied for the Company's customers. The Company also expects more intensive reviews of claims, and increased audits by HCFA and OIG, of Hospital outpatient mental health services and partial hospitalization services including, the allowability of claims, medical necessity issues and reasonableness of fees, and presently one CMHC provider and one hospital provider is undergoing such audits. The more intensive review of claims for partial hospitalization or other outpatient mental health services furnished to Medicare patients may result in a greater number of claims being denied for the Company's customers, or disallowance of Company fees, which, as described above, may have an adverse effect on the Company's business, financial condition and results of operations. In addition, if the scrutiny of CMHCs results in termination of provider agreements between Medicare and CMHCs with which the Company has contracts, there may be an adverse effect on the Company's business, financial condition and results of operations.

         A CMHC outpatient program the Company formerly managed in Dallas, Texas, was the subject of a civil investigation conducted by the OIG and U.S. Attorney's Office in Dallas, Texas (previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended April 30, 1998 and the Quarterly Report on Form 10-Q for the quarter ended October 31, 1998). Although the investigations were terminated, it is still possible that the outpatient program could be subject to recoupment of possible overpayment by Medicare.

         Further, the partial hospitalization programs managed by the Company are required under HCFA's current interpretation of the Medicare regulations, to be "provider-based" programs. This designation is important since partial hospitalization services are covered only when furnished by or "under arrangement" with, a "provider", i.e., a hospital or a CMHC. To the extent that any particular partial hospitalization program is not deemed by HCFA to be "provider based" under HCFA's current interpretation of the Medicare regulations, there would not be Medicare coverage for the services furnished at that site under Medicare's partial hospitalization benefit. HCFA has published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider-based" programs. The proper interpretation and application of these criteria are not entirely clear, and there is a risk that some or substantially all of the sites managed by the Company will be found not to be "provider-based". If such a determination is made and the Company is unable to satisfactorily restructure its contract with the provider, HCFA may cease reimbursing for the services at the provider, and HCFA may, in some situations, seek retrospective recoveries from providers. Any such cessation of reimbursement for services or retrospective recoveries could result in non-payment by providers, possibly trigger indemnity claims, and have a material adverse effect on the Company's business, financial condition and results of operations.

         In July 1998, HCFA notified Scripps Health that certain of its programs were approved as "provider based" and that certain other of its program locations were not "provider based" because they did not meet HCFA's service area requirements. As a result of HCFA's challenge and determination, the Company and Scripps Health amended their contract, Scripps Health reconfigured certain of its partial hospitalization programs, two locations were closed and one of the locations was taken over by another provider who engaged the Company to manage the program. In other instances, when the Company's customers have sought provider-based status determinations from HCFA upon establishing a program, HCFA's Region IX Office has interpreted the provider-based standards so as to prevent the Company from employing any personnel involved in the programs furnished by the provider except for "consultants" from the Company. This interpretation makes it more difficult for the Company to furnish the services customers want and which the Company has made its reputation furnishing. If the interpretation of provider-based standards applied by HCFA's Region IX Office are applied by other HCFA regional offices, or are adopted nationally as the correct interpretation, PMR would have to re-negotiate the vast majority of its contracts to administer partial hospitalization and other outpatient mental health programs. It is also possible that if provider-based challenges emerge with other providers, the Company may not be able to amend its contracts to satisfy HCFA or its provider customers. In addition, there can be no assurance that HCFA will not challenge the "provider based" status of the Scripps Health program in the future. If the Company is unable to amend its contracts to satisfy any "provider based" challenge in the future, the potential termination of any such contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Contracts -- Outpatient Programs," "-- Regulatory Matters -- Compliance with Medicare Guidelines; Reimbursement for Partial Hospitalization Programs."

         Anti-Remuneration Laws. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors", any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, or other federally-funded healthcare programs. Several states have similar laws which are not limited to services for which Medicare or Medicaid payment is made. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare or Medicaid programs or other applicable programs.

         The federal anti-remuneration law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the federal statute's broad scope, the federal regulations establish certain safe harbors from liability. Some of the Company's practices do not satisfy all of the requirements necessary to fall within the applicable safe harbor. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Although the Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

         Privacy and Confidentiality Legislation. Most of the Company's activities involve receipt or use by the Company of confidential medical information concerning individual clients or members. In addition, the Company uses aggregated (anonymous) data for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts the Company's ability to provide its services. However, confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 require the Secretary of Health and Human Services to establish health information privacy standards. In September 1997, the Secretary submitted recommendations to Congress to implement these standards. If Congress does not enact health information privacy legislation by August, 1999, the Secretary will be required to issue regulations on the subject. Such federal legislation could have a material adverse effect on the Company's operations.

         Corporate Practice of Medicine Prohibitions. The laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are enforced by courts and regulatory agencies with varying and broad discretion. The Company believes that its administrative and management services with respect to its contractual arrangements do not violate such laws; however, there can be no assurance that the Company's contractual arrangements would not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such arrangements will not be limited. In the event of action by any regulatory authority limiting or prohibiting the Company or any affiliate from carrying on its business, organizational modification of the Company or restructuring of its contractual arrangements may be required.


         Stark Laws. The Omnibus Budget Reconciliation Act of 1993 substantially broadened the scope of the federal physician self-referral act commonly known as "Stark I." "Stark II," which became effective in 1995, prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to an entity with which the physician or an immediate family member of the physician has a financial relationship. The Stark laws contain certain exceptions for physician financial arrangements, and HCFA has published Stark II proposed regulations which describe the parameters of these exceptions in more detail. While Stark laws and regulations may apply to certain contractual arrangements between the Company and physicians who may refer patients to or write prescriptions ultimately filled by Stadt Solutions, the Company believes it is in compliance with such laws and regulations. Any determination by a court or regulatory agency that the Company's arrangements violate the Stark laws could have a material adverse effect on the Company's operating results and financial condition.

         State Self-Referral Laws. The Company may be subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts and regulatory agencies. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, however there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

         Pharmacy Services Regulations. Various federal and state regulations govern the purchase, distribution and management of prescription drugs and affect or may affect Stadt Solutions. The Company believes that Stadt Solutions' operations are in substantial compliance with existing laws which are material to Stadt Solutions' operations. Any failure or alleged failure to comply with applicable laws and regulations could have a material adverse effect on the Company's operating results and financial condition.

         Stadt Solutions' services are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, dispensing of controlled substances, medical waste disposal, labeling, advertising and adulteration of prescription drugs. Federal controlled substance laws require Stadt Solutions to register its pharmacies and repackaging facility with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualifications of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists employed by each branch must also satisfy applicable state licensing requirements. Any failure to comply with licensing requirements of any applicable regulatory agency could impair Stadt Solutions' business and have a material adverse effect on the Company's operating results and financial condition.

         Pharmacy Reimbursement. A substantial portion of the revenue for Stadt Solutions is derived directly from Medicaid or other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, Stadt Solutions' reimbursement from government sponsored programs could be adversely affected. See "Compliance with Medicaid Regulations and Potential Changes" and see "Business - Stadt Solutions."

         Dependence on Pharmaceutical Industry. Stadt Solutions' business is dependent on research, development, manufacturing and marketing expenditures of pharmaceutical companies and the ability of such companies to develop, supply and generate demand for drugs that meet Stadt Solutions' service model. Stadt Solutions would be materially and adversely affected by unfavorable developments in the pharmaceutical industry that related to psychiatric medications including, among other things, supply shortages, adverse drug reactions, drug recalls, government or private initiative to regulate the manner in which drug manufacturers, health care providers or pharmacies promote or sell their products and services. In addition, certain drugs pertaining to Stadt Solutions' business could be rendered obsolete or uneconomical by the development of new drugs and other technological advances, which could result in a material adverse effect on Stadt Solutions' business, financial condition and results of operations.

         Dependence on Stadtlander. Stadt Solutions is dependent on Stadtlander for various services including, but not limited to, management information services, reimbursement services, and fulfillment services such as, purchasing, receipt and delivery of materials to Stadt Solutions. Although Stadtlander is obligated to provide such services to Stadt Solutions, there can be no assurance that Stadtlander will be able to provide adequate or timely services or products, or that Stadtlander will remain in business, or be able to comply with applicable government regulations or be able to maintain its applicable licenses, permits or contracts with third parties necessary to provide services to Stadt Solutions.

         Impact of Health Care Reform and the Balanced Budget Act of 1997. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Changes in the law, new interpretations of existing laws, or changes in payment methodology or amounts may have a dramatic effect on the relative costs associated with doing business and the amount of reimbursement provided by government or other third-party payors. In addition to specific health care legislation, both the Clinton Administration and various federal legislators have considered health care reform proposals intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals have included cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of the Medicaid program. In addition, some states in which the Company operates are considering various health care reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate on these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment, implementation and interpretation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. Accordingly, there can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the Company's business, financial condition and results of operations.

         The Balanced Budget Act of 1997 has adversely affected reimbursements to certain providers and payments to the Company. The Medicare benefit for partial hospitalization and outpatient mental health services has a coinsurance feature, which means that the amount payable by Medicare is reduced by the "coinsurance" amount which is ordinarily to be paid by the patient. The Medicare program has historically paid amounts designated as the patient's coinsurance obligation where the patient is indigent or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts. Those amounts are characterized as "allowable Medicare bad debts." The allowability of bad debts to providers is significant because most of the patients in programs managed by the Company are indigent or have very limited resources. The reduction in "allowable Medicare bad debts" under the Balanced Budget Act, as well as any future reductions that may be authorized, could have a material adverse impact on Medicare reimbursement to the Company's hospital Providers and could further result in the restructuring or loss of provider contracts with the Company. The Clinton Administration's proposal for an additional reduction to 55% for the budget year commencing October 1, 1999, and its proposal for extending this bad debt reduction to CMHCs could have an adverse effect on Medicare reimbursement to the Company's hospital providers, on reimbursement to CMHC providers, and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Compliance With Medicare Guidelines; Reimbursement For Partial Hospitalization Programs."

         In addition, under the Balanced Budget Act of 1997, state Medicaid plans that have historically paid the Medicare coinsurance amount will no longer have to pay such amounts if the amount paid by Medicare for the service equals or exceeds what Medicaid would have paid had it been the primary insurer. Some states where the Company does business have taken advantage of this new legislation and refuse to pay the Medicare coinsurance amounts on behalf of the Outpatient Program patients to the degree that they had in the past. To the extent that additional states take advantage of this law, it will have an adverse impact on the providers with whom the Company contracts, and thus may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Regulatory Matters -- Changes In Medicare's Cost Based Reimbursement For Partial Hospitalization Services" and "-- Compliance With Medicaid Regulations and Potential Changes."

         The outpatient prospective payment system ("PPS") to be implemented under the Balanced Budget Act of 1997 could have an adverse effect on the business of certain providers and the Company. As presented in a proposed rule in September, 1998, Medicare would pay for $206.71 for a day of partial hospitalization services, subject to adjustment for wage costs in the provider's area. In the proposed rule, HCFA specifically solicited comments on the appropriate rate for partial hospitalization services. It is possible that the rate published in the final rule will differ from the proposed rate, and may be lower. The payment for outpatient mental health services furnished by hospitals will also be subject to a rate methodology and there may be changes in the proposed rates and methodology for payment in the final rule. The implementation of outpatient PPS is projected by HCFA to occur on July 1, 2000, but the actual effective date may differ. Both in contemplation of and in reaction to PPS, the Company may need to negotiate modifications to its contracts with providers, which could have a material adverse effect on the Company's business, financial condition and results of operations. The uncertainty regarding PPS has negatively effected the Company's marketing of new programs due to provider's uncertainty regarding the economic impact of the new rates. See "Business -- Regulatory Matters -- Changes in Medicare's Cost Based Reimbursement For Partial Hospitalization Services."

         Sufficiency of Existing Reserves to Cover Reimbursement Risks. The Company maintains significant reserves to cover the potential impact of two primary uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the fees owed to it by a provider during the periodic review of the provider's claims by the fiscal intermediaries. The Company has been advised by HCFA that certain program-related costs are not allowable for reimbursement. Although the Company believes that its potential liability to satisfy requirements for potential indemnity obligations or payment shortfalls has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Regulatory Matters - Compliance with Medicare Guidelines; Reimbursement for Partial Hospitalization Programs.

         Continuity of Management, Administrative Services and Consulting Contracts. Substantially all of the revenues of the Company are derived from contracts with providers, behavioral health organizations and case management agencies. The continued success of the Company is subject to its ability to maintain, renew, extend or replace existing management, administrative services and consulting contracts and obtain new management, administrative services and consulting contracts. These contracts generally have defined terms of duration and many have automatic renewal provisions. The contracts often provide for early termination either by the provider if specified performance criteria are not satisfied or by the Company under various other circumstances.

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

         Concentration of Revenues. For fiscal 1999, no Company Outpatient Program with a provider accounted for more than 10% of the Company's revenue. In addition, although not attributed to a particular "customer," the Case Management Programs accounted for 12.3% of the Company's revenue for fiscal 1999. These programs were largely operated under contracts with two managed care consortiums in the State of Tennessee and management agreements with two case management agencies. A termination or non-renewal of any of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the TennCare program has undergone significant changes since its inception and has been subjected to substantial criticism, which could result in additional structural changes which the Company cannot predict with any degree of certainty, and which could have a material adverse effect on the Company's business, financial condition and results of operations. For fiscal 1999, Stadt Solutions' pharmacy services accounted for 34.7% of Company's total revenue. See " -- Concentration of Revenues," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business --Programs and Operations" -- Case Management Programs" and "Contracts -- Case Management Programs."

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

         Management of Growth. The Company expects that the Stadt Solutions pharmacy services business and its Outpatient and Case Management Programs may increase significantly as the Company pursues its growth strategy. If it materializes, this growth will place significant demands on the Company's management resources. The Company's ability to manage its growth effectively will require it to continue to expand its operational, financial and management information systems, and to continue to attract, train, motivate, manage and retain key employees. If the Company is unable to manage its growth effectively, its business, financial condition and results of operations could be adversely affected.

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

         Psychiatric services competition. In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty hospitals, including national companies and their subsidiaries, provide many different health care programs and services. The Company anticipates that competition will become more intense as pressure to contain the rising costs of health care continues to intensify, particularly as programs such as those operated by the Company are perceived to help contain mental health care costs. Many other companies engaged in the management of outpatient psychiatric programs compete with the Company for the establishment of affiliations with acute care hospitals. Furthermore, while the Company's existing competitors in the case management business are predominantly not-for-profit CMHCs and case management agencies, the Company anticipates that other health care management companies will eventually compete for this business. Many of these present and future competitors are substantially more established and have greater financial and other resources than the Company. In addition, the Company's current and potential providers may choose to operate mental health programs themselves rather than contract with the Company. There can be no assurance that the Company will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

         Specialty pharmacy services competition. There are numerous local, regional and national companies which can dispense pharmaceuticals locally or through the mail. There are also numerous companies which provide lab work and analysis services necessary for blood monitoring. Many of these companies have substantially greater resources than Stadt Solutions. While the Company believes that Stadt Solutions is the first specialty pharmacy company to focus on SMI and that Stadt Solutions offers value added disease management services not typically provided by competitors, there can be no assurance that Stadt Solutions will be able to compete successfully with its present or future competitors.

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

         Shares Eligible For Sale. Sales by holders of substantial amounts of Common Stock could adversely affect the prevailing market price of the Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), including Rule 144 ("Rule 144") under the Securities Act. As of June 30, 1999, the Company had 6,988,878 shares of Common Stock outstanding. Of these shares, the officers and directors of the Company and their affiliates own

2,339,845 shares and may acquire up to 1,466,018 shares that may be issued upon the exercise of outstanding stock options and warrants. These outstanding shares and shares issued upon the exercise of the options and warrants are considered "restricted securities" and may be sold, subject to the volume limitations under Rule 144.

         Possible Volatility of Stock Price. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors and events, including, but not limited to, the liquidity of the market for the Common Stock, variations in the Company's quarterly results of operations, revisions to existing earnings estimates by research analysts and new statutes or regulations or changes in the interpretation of existing statutes or regulations or market conditions affecting the health care industry generally or mental health services in particular, some of which are unrelated to the Company's operating performance. In addition, the stock market in recent years has generally experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of the Common Stock.

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

         The Company has surveyed its contract providers to verify that their computer applications are year 2000 compliant with respect to Medicare's April 5, 1999 requirement for providers to establish a four digit "birth date" field for electronic data interface with the Medicare payor. Although over 90% of the contract providers have indicated to the Company that their software complies with Medicare's requirements, there can be no assurance that remaining vendors will assert their compliance or that any claimed compliance does not in fact prove to be incorrect. Any disruption in the reimbursement process, or the billing practices of providers or the payment practices of Medicare or other payors, could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company and upon the Company's business, financial condition and results of operations. See "Management's Discussion And Analysis of Financial Condition And Results of Operations -- Impact of Year 2000 Computer Issues."

ITEM 2. PROPERTIES

         The Company owns no real property, but currently leases and subleases approximately 185,000 square feet comprised of (i) a lease for the Company's corporate headquarters at 501 Washington Street, San Diego, California expiring on April 3, 2002, (ii) a lease for its regional administration office in Nashville, Tennessee expiring in November 2001, and (iii) approximately fifty
(50) leases for sites, averaging three years duration, none of which extend beyond 2003. The Company carries property and liability insurance where required by lessors and sublessors. The Company believes that its facilities are adequate for its short term needs. Leases and sub-leases, other than the short-term and month-to-month leases, generally provide for annual rental adjustments which are either indexed to inflation or have been agreed upon, and typically provide for termination on not less than ninety (90) days' written notice.

ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged in disputes with TBH regarding certain payments made to the Company for case management services. TBH has made a claim based on a sample review for approximately $4.2 million relating to payments made to the Company for case management services. TBH later, based on a subsequent sample review, reduced the claim to approximately $2.3 million. On April 8, 1999, TBH sent Company formal notice of the dispute, triggering the dispute resolution provisions of its contract. The Company provided a response denying liability for the claim and believes that the claim is without merit. TBH has the right to submit the dispute to binding arbitration, which has not occurred.

         A qui tam suit was filed by Anastasios Giorgiadis, a former employee of the Company, against a subsidiary of the Company in Federal District Court in the Southern District of California. This suit was filed under seal and the Company was first informed of it on July 20, 1998. Under the False Claims Act, the Department of Justice must inform the court whether it will intervene and take control of the qui tam suit. In September, 1998, the U.S. Attorney for the Southern District of California filed a Notice of Election of the United States to Decline Intervention relating to its decision not to intervene in the qui tam suit filed by the former employee of the Company. The Department of Justice decided not to intervene in this qui tam suit. On June 25, 1999, the Federal District Court for the Southern District of California granted the Company's Motion for Summary Judgment and dismissed the case. The United States gave notice that it did not oppose the dismissal, and the Company's Motion was unopposed by the relator.

         In January 1999, Stadtlander Operating Company, L.L.C., a subsidiary of Bergen Brunswig Corporation ("BBC") purchased the stock of Stadtlander Drug Distribution Co., Inc. In May 1999, BBC acquired PharMerica, Inc. Prior to consummation of the acquisition, the Company and Stadt Solutions unsuccessfully sought a temporary restraining order to prevent consummation of the acquisition alleging the acquisition would result in the violation of the non-compete provisions and confidentiality requirements underlying the formation of Stadt Solutions. The litigation is continuing.

         From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 4, 1999, the Company held its Annual Meeting of Stockholder where Susan Erskine and Richard Niglio were re-elected as directors of the Company. The following directors continued in office after the meeting: Allen Tepper, Daniel Frank, Charles McGettigan and Eugene Hill. In addition, the Company's stockholders approved an amendment to the Company's 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,000,000, and ratified the selection of Ernst & Young LLP as the Company's auditors for the fiscal year ending April 30, 1999. The re-election of each of Susan Erskine and Richard Niglio as directors of the Company was approved with 4,044,934.56 and 4,046,924.56 votes, respectively, in favor and 29,800 and 27,800 votes, respectively, against. The Amendment to the plan was approved with 2,284,224.56 votes in favor, 505,598 votes against, and 311,860 abstentions. The ratification of the selection of the auditors was approved with 4,070,924.56 votes in favor, 2,700 votes against, and 1,100 abstentions.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company and their ages and positions at June 30, 1999, are as follows:

         NAME                              AGE       POSITION
         ----                              ---       --------
         Allen Tepper ...............       51       Chairman of the Board
         Mark P. Clein ..............       40       Chief Executive Officer
         Fred D. Furman .............       51       President
         Susan D. Erskine ...........       47       Executive Vice President-Development, Secretary and Director
         Daniel L. Frank ............       42       President of Disease Management Division
         Charles E. Galetto .........       48       Senior Vice President-Finance and Treasurer

         Allen Tepper co-founded the Company in 1988, has served as Chairman of the Board since October 1989, and served as Chief Executive Officer of the Company from October 1989 to May 1999, and President from October 1989 to April 1997. Mr. Tepper co-founded Consolidated Medical Corp., which was engaged in out-patient clinic management for acute care hospitals in the Philadelphia area. The company was subsequently sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

         Mark P. Clein has served as Chief Executive Officer of the Company since May 1999, and served as Executive Vice President and Chief Financial Officer of the Company from May 1996 to May 1999. Prior to joining the Company, Mr. Clein was a Managing Director of Health Care Investment Banking for Jefferies & Co., an investment banking firm, from August 1995 to May 1996, a Managing Director of Rodman & Renshaw, Inc., an investment banking firm, from March 1995 to August 1995, a Managing Director of Mabon Securities Corp., an investment banking firm, from March 1993 to March 1995, a Vice President with Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc., from May 1991 to March 1993, and a Vice President and partner with Merrill Lynch Venture Capital, Inc. from 1982 to February 1990 and from August 1990 to February 1991. Mr. Clein holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of North Carolina.

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

         Charles E. Galetto has served as Senior Vice President-Finance and Treasurer of the Company since August 1997. Prior to joining the Company, Mr. Galetto was Vice President-Corporate Controller of Medtrans, a medical transportation company, from June 1996 to July 1997 and Vice President, Chief Financial Officer, Treasurer and Secretary of Data/Ware Development, Inc., a computer hardware and software developer, from 1989 to May 1996. Mr. Galetto holds a Bachelors degree from Wayne State University. Mr. Galetto will resign as an officer and employee of the Company effective July 31, 1999.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         (a) MARKET INFORMATION

         The Company's Common Stock (NASDAQ symbol "PMRP") is traded publicly through the NASDAQ National Market. The following table represents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the NASDAQ National Market. These prices do not include retail markups, markdowns or commissions:


                                                           HIGH          LOW
                                                          ------       ------
         Quarters for the year ended April 30, 1999
             First Quarter ........................       $15.25       $ 8.88
             Second Quarter .......................       $10.31       $ 5.50
             Third Quarter ........................       $ 8.88       $ 6.75
             Fourth Quarter .......................       $ 8.88       $ 4.19
         Quarters for the year ended April 30, 1998
             First Quarter ........................       $24.13       $16.88
             Second Quarter .......................       $24.50       $19.13
             Third Quarter ........................       $23.63       $17.00
             Fourth Quarter .......................       $19.50       $10.50

         (b) HOLDERS

         As of July 15, 1999 there were 103 holders of record of the Company's Common Stock.

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

         (d) RECENT SALES OF UNREGISTERED SECURITIES

         From May 1, 1998 to April 30, 1999, the Company has not sold any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included elsewhere herein.


                                                                     YEARS ENDED APRIL 30,
                                             ---------------------------------------------------------------------
                                               1999            1998           1997           1996           1995
                                             --------        --------       --------       --------       --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT INFORMATION
Revenues (1) .........................       $ 85,489        $ 67,524       $ 56,637       $ 36,315       $ 21,747
Net Income (loss)(2)(3) ..............           (447)          1,788          3,107            918         (2,352)
Net Income (loss) per share
  Basic ..............................           (.06)            .30            .66            .26           (.71)
  Diluted ............................           (.06)            .27            .55            .23           (.71)
WEIGHTED SHARES OUTSTANDING
  Basic ..............................          6,924           6,053          4,727          3,484          3,336
  Diluted ............................          7,300           6,695          5,646          4,471          3,336

PRO FORMA INFORMATION
Pro forma net income and earnings per
   share as if cumulative change had
   occurred for all periods presented:
Pro forma net income (loss) available to
   common stock shareholders .........            146           1,422          2,869            960         (2,360)
Pro forma earnings (loss) per share:
   Basic .............................            .02             .24            .61            .28           (.71)
   Diluted ...........................            .02             .21            .51            .22           (.71)


                                                                       AS OF APRIL 30,
                                             ---------------------------------------------------------------------
                                               1999            1998           1997           1996           1995
                                             --------        --------       --------       --------       --------
                                                                         (in thousands)
BALANCE SHEET INFORMATION
Working Capital ......................       $ 52,233        $ 52,150       $ 17,036       $ 10,911       $  8,790
Total Assets .........................         70,966          70,449         32,450         21,182         14,811
Long Term Debt .......................            294             392              0              0            126
Total Liabilities ....................         18,315          16,573         16,202         12,070          7,749
Stockholders' Equity .................         52,651          53,876         16,248          9,112          7,062


(1) In fiscal 1999, approximately $30 million of revenues were attributable to a new product line in pharmaceuticals, which commenced in July 1998 through the formation of Stadt Solutions.

(2) In fiscal 1999, the Company had a write-off of costs after income taxes of $951,000 relating to a terminated acquisition.

(3) In fiscal 1999 and 1998, the Company had a special charge (credit) after income taxes of ($154,000) and $1,194,000, respectively.



                                                               QUARTERS FOR THE YEARS ENDED,
                            --------------------------------------------------------------------------------------------------
                                           APRIL 30, 1999                                       APRIL 30, 1998
                            ---------------------------------------------        ---------------------------------------------
                            7/31/98     10/31/98      1/31/99     4/30/99        7/31/97    10/31/97      1/31/98      4/30/98
                            -------     --------      -------     -------        -------    --------      -------      -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............       17,851       22,417       21,989       23,232        16,177       17,561       16,522       17,264
Net income (loss) ...          478           89          178       (1,192)          970        1,162        1,327       (1,671)
Net income (loss) per
Share
  Basic .............          .07          .01          .03         (.17)          .19          .22          .19         (.24)
  Diluted ...........          .07          .01          .02         (.17)          .17          .19          .18         (.22)

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

OVERVIEW

         PMR is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with SMI. PMR manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of 37 Outpatient Programs, two Case Management Programs and four Chemical Dependency Programs. Stadt Solutions, the Company's majority owned subsidiary with Stadtlander, offers a specialty pharmacy program for individuals with SMI, which presently serves approximately 7,500 individuals through fifteen pharmacies in fourteen states. Stadt Solutions received the Company's clinical research and information business upon formation. PMR, including Stadt Solutions, operates in approximately twenty-five states and employs or contracts with more than 400 mental health and pharmaceutical professionals and provide services to approximately 11,000 individuals diagnosed with SMI.

SOURCES OF REVENUE

         Outpatient Programs. Outpatient Programs managed or administered by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a large extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 33 of the 39 Outpatient Programs operated during fiscal 1999 and constituted 69.4% of the Company's psychiatric care revenue for the year ended April 30, 1999. These contractual agreements are with hospitals or CMHCs, and require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

         Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of April 30, 1999, the Company had recorded $6.7 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 1999. See "Risk Factors -- Dependence Upon Medicare Reimbursement" and "-- Sufficiency of Existing Reserves to Cover Reimbursement Risks."

         Case Management Programs. For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortiums responsible for managing the TennCare program and is responsible for planning, coordinating and managing psychiatric case management services for its consumers who are eligible to participate in the TennCare program. The Company also is responsible for providing a portion of the related outpatient clinical care under certain of the agreements. Revenue under the TennCare program is recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The urgent care program receives interim payments which are adjusted based on inpatient utilization statistics which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends. See "Risk Factors -- Concentration of Revenues," "-- Concentration of Revenues" and "--Limited Operating History of Case Management Programs."

         Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered.

         Pharmaceuticals. Through Stadt Solutions, the Company offers specialty pharmaceutical services to individuals with SMI. Stadt Solutions also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. Stadt Solutions serves clients through a variety of pharmacies offering anti-psychotic or other medications for individuals with schizophrenia or other serious mental illnesses as well as offering blood monitoring services. Stadt Solutions will seek to offer patients expanded services, including dispensing of all of the pharmaceuticals needed by these individuals and providing disease management services to improve compliance and education for the patient, the physician and family members. Stadt Solutions records pharmaceutical revenue when the product is sold to customers at pharmacies, net of any estimated contractual allowances. See "Risk Factors - Pharmacy Services Regulations" "- Pharmacy Reimbursement."

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:

                                                                         YEAR ENDED APRIL 30,
                                                                  ---------------------------------
                                                                  1999          1998           1997
                                                                  -----         -----         -----
         Revenue ..........................................       100.0%        100.0%        100.0%
                                                                  -----         -----         -----
         Operating expenses ...............................        75.7          71.5          73.7
         Marketing, general and administrative ............        14.4          13.6          10.7
         Provision for bad debts ..........................         9.4           7.6           5.4
         Depreciation and amortization ....................         1.3           1.6           1.2
         Acquisition expense ..............................         1.9            --            --
         Special Charge ...................................         (.3)          3.0            --
         Interest (income), expense .......................        (1.9)         (1.8)         (0.4)
                                                                  -----         -----         -----
         Total expenses ...................................       100.5          95.5          90.6
                                                                  -----         -----         -----
         Income (loss) before minority interest, income
         taxes and cumulative change ......................         (.5)          4.5           9.4
         Minority interest ................................          .8            --            --
                                                                  -----         -----         -----
         Income before income taxes and cumulative change..          .3           4.5           9.4
         Income tax expense ...............................          .1           1.9           3.9
                                                                  -----         -----         -----
         Net income before cumulative change ..............          .2           2.6           5.5
         Cumulative change, net of income tax benefit .....          .7            --            --
                                                                  -----         -----         -----
         Net income (loss) ................................         (.5%)         2.6%          5.5%
                                                                  =====         =====         =====

YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

         Revenue - Psychiatric Care. Revenues from psychiatric care decreased from $67.5 million for the year ended April 30, 1998 to $55.8 million for the year ended April 30, 1999, a decrease of $11.7 million, or 17.3%. The Outpatient Programs recorded revenues of $43.7 million, a decrease of $5.7 million or 11.5% as compared to fiscal 1998. The decrease in revenues was due to a net reduction of five outpatient programs versus a year ago. This reduction was partially offset by same site revenue growth of 8.6% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 34.2% in the year ended April 30, 1999 as compared to 35.7% in the year ended April 30, 1998. The Company's Case Management Programs recorded revenues of $10.5 million, a decrease of $4.6 million, or 30.5%, from the year ended April 30, 1998. The decrease in revenues was due to the restructuring of the Company's relationship with Case Management, Inc. and the termination of two Case Management Programs in Arkansas. Revenues from the Company's Chemical Dependency and other programs not included as outpatient or case management were $1.3 million, a decrease of 46.7% from the year ended April 30, 1998. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas.

         Revenue - Pharmaceuticals. Revenues of $29.7 million from pharmaceutical care represent sales of pharmaceutical products to approximately 7,500 individuals with SMI through 15 pharmacies serving Stadt Solutions since its formation in July 1998.

         Direct Operating Expenses - Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses decreased from $48.2 million for the year ended April 30, 1998 to $38.6 million for the year ended April 30 ,1999, a decrease of $9.6 million, or 19.9%. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 69.1%, down from 71.5% for the year ended April 30, 1998. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of five Outpatient Programs, three Case Management Programs and two Chemical Dependency Programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., which reduced recognized revenue but improved operating margins.

         Cost of Sales - Pharmaceuticals. Cost of sales of pharmaceutical products of $22.0 million represent the cost of providing such products since the formation of Stadt Solutions in July 1998. The costs represent 74.1% of pharmaceutical revenue and includes product costs.

         Direct Operating Expenses - Pharmaceuticals. Direct operating expenses of pharmaceutical care of $4.2 million consist of the operating costs incurred at the 15 pharmacies serving Stadt Solutions and related billing costs since the formation of Stadt Solutions in July 1998.

         Marketing, General and Administrative. Marketing, general and administrative expenses increased from $9.2 million for the year ended April 30, 1998 to $12.3 million for the year ended April 30, 1999, an increase of $3.1 million or 33.7%. The increase was related to investment in the corporate headquarters to support existing and anticipated programs, including the Stadt Solutions venture and a coordinated care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 14.4% for the year ended April 30, 1999, as compared to 13.6% for fiscal year 1998. The increase in marketing, general and administrative expenses as a percent of revenue was due to an increase in support costs related to the coordinated care initiative without a proportionate increase in coordinated care revenue, partially offset by a significant increase in pharmaceutical revenues without proportionate increases in administrative expenses.

         Provision for Bad Debts. Expenses related to the provision for bad debts increased from $5.1 million for the year ended April 30, 1998 to $8.1 million for the year ended April 30, 1999, an increase of $3.0, or 58.8%. The increase was due to reserve against revenue from sales of the new product segment pharmaceutical products and to a higher provision rate for bad debt associated with a less than expected collection experience in pharmaceutical products and certain Outpatient Programs that were subject to a high level of review from fiscal intermediaries. As a percentage of revenues, the provision for bad debts increased to 9.4% of revenues for the year ended April 30, 1999 from 7.6% in fiscal 1998. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company operates which serve a significant indigent population.

         Depreciation and Amortization. Depreciation and amortization expenses increased from $1,065,000 for the year ended April 30, 1998 to $1,117,000 for the year ended April 30, 1999, an increase of $52,000, or 4.9%. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

         Write-off of Costs Related to Terminated Acquisition. Acquisition expenses consist of legal, advisory, accounting, consulting, and other costs related to the terminated definitive merger agreement with Behavioral Health Corporation. Previously capitalized acquisition expenses written-off for the year ended April 30, 1999 were $1.6 million. No Acquisition expenses were recorded in the year ended April 30, 1998.

         Special Charge Credit in Fiscal 1999. The special charge credit relates primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management, Inc. ("CMI"). The Company had incurred a special charge relating to the closing of several programs identified in the year ended April 30, 1998, which included a special charge relating to CMI. The outcome of the dispute in August 1998, which was better than anticipated as of April 30, 1998, involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement and the release of claims against the Company for certain liabilities.

         The Company has reflected the return of common stock as treasury stock in the statement of stockholders' equity at a fair market value of $418,750, at the date of settlement. At the time of original issuance, an intangible asset for the common stock was valued at fair market value of $256,250 and was amortized over the term of the restrictive covenant of 72 months. At April 30, 1998, the net book value of the intangible asset was $158,000 and was fully reserved in the special charge. The other components of the special charge credit were a cash settlement of $150,000 for accounts receivable which were fully reserved, the release of certain liabilities relating to unemployment taxes of $94,000, and other items of $15,542.

         Additional components of the special charge credit include a charge of $416,000 to write down certain goodwill and certain property and equipment. The charges relate to goodwill at the Company's chemical dependency program and property and equipment at the Company's chemical dependency program and several additional sites. The write down of these assets resulted from a failure of the chemical dependency business to provide sufficient cash flow to recover the Company's investment in this line of business.

         Net Interest Income. Interest income, net of interest expense, increased from $1,187,000 for the year ended April 30, 1998 to $1,610,000 for the year ended April 30, 1999, an increase of $423,000, or 35.6%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997, partially offset by non-recurring interest expense on income taxes of $358,000.

         Income (Loss) Before Minority Interest, Income Taxes and Cumulative Change. Income (loss) before minority interest, income taxes and cumulative change decreased from $3.0 million for the year ended April 30, 1998 to a loss of $.4 million for the year ended April 30, 1999, a decrease of $3.4 million.

         Minority Interest. Minority interest of $677,000 represents the allocation of the operating losses of Stadt Solutions during the year ended April 30, 1999 to the minority shareholder as required by the Stadt Solutions Operating Agreement.

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

YEAR ENDED APRIL 30, 1998 COMPARED TO YEAR ENDED APRIL 30, 1997

         Revenue. Revenue increased from $56.6 million for the year ended April 30, 1997 to $67.5 million for the year ended April 30, 1998, an increase of $10.9 million, or 19.2%. The Outpatient Programs recorded revenue of $49.4 million, an increase of 23.5% as compared to fiscal 1997. The growth in Outpatient Programs was the result of the addition of nine new programs in fiscal 1998 and increases in "same-site" revenues of 11.7% compared to fiscal 1997. The remainder of the increase in revenue came from the growth in Case Management Programs in Tennessee and Arkansas, which recorded revenue of $15.1 million, an increase of $1.4 million or 10.4% as compared to fiscal 1997. Revenue from the Chemical Dependency Programs was $3.0 million, an increase of 1.0% as compared to fiscal 1997. The Company is currently in the process of terminating or restructuring its relationship with a Tennessee case management agency and during fiscal 1998 terminated its Arkansas Case Management Programs. See "Business -- Programs and Operations --Case Management Programs." The all-inclusive

Outpatient Programs operated during fiscal 1998 had an operating margin for the year ended April 30, 1998 of 35.7% as compared to 31.9% for the year ended April 30, 1997.

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

         Net Interest Income. Interest income increased from $217,000 for the year ended April 30, 1997 to $1,187,000 for the year ended April 30, 1998, an increase of $970,000 or 447.0%. This increase resulted from higher cash and cash equivalent and short-term investment balances resulting from the completion of the Company's common stock offering in October 1997.

         Income Before Income Taxes. Income before income taxes decreased from $5.3 million for the year ended April 30, 1997 to $3.0 million for the year ended April 30, 1998, a decrease of $2.3 million, or 43.4%. Income before income taxes as a percentage of revenue decreased from 9.4% to 4.5% over this period of time.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended April 30, 1999, net cash used in operating activities was $6.8 million. Working capital at April 30, 1999 was $52.2 million, an increase of $83,000, as compared to working capital at April 30, 1998. Cash and cash equivalents and short-term investments at April 30, 1999 were $33.0 million, a decrease of $5.8 million or 14.9% as compared to April 30, 1998.

         The Company experienced growth in accounts receivable due to significant revenue increases partially offset by a decrease in days revenue outstanding from 88 at April 30, 1998 to 76 at April 30, 1999. The decrease in days revenue outstanding was due to a reclassification of approximately $3.0 million in current accounts receivable to notes and long term receivables and a change in the receivables mix, with pharmacy related receivables, which experience shorter payment cycles comprising a larger portion of the base. The largest source of accounts receivable growth has been from pharmaceutical services, which has accumulated $6.9 million in accounts receivable since the commencement of operations on July 1, 1998. The other significant use of cash was leasehold improvements associated with recently opened sites and investment in information technology.

         Working capital available to finance fiscal 2000 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of April 30, 1999, no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 2000 to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions' pharmacy services, and for the development of a risk based coordinated care project. Pursuant to the terms of the Stadt Solutions Subscription Agreement and Operating Agreement, the Company invested approximately $2.5 million into Stadt Solutions during the year ended April 30, 1999 to fund the second closing and provide sufficient working capital for operations. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

         In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions. As of April 30, 1999, the Company repurchased 90,000 shares of its common stock at an average price of $5.81 per share, or $523,750, in open market transactions. In May 1999, the Company repurchased an additional 200,000 shares of its common stock at a price of $3.75 per share, or $750,000, in open market transactions. These shares were held in treasury.

         The opening of a new Outpatient Program site typically requires $45,000 to $150,000 for office equipment, supplies, lease deposits, leasehold improvements and the hiring and training of personnel prior to opening. These programs generally experience operating losses through an average of the first four months of operation. The Company expects to provide cash for the start up of the site management and clinical information business as part of the growth strategy of Stadt Solutions.

         From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During fiscal 1998 and 1999, a majority of the Company's psychiatric care revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of the Company's contracts with its providers contain warranty obligations that require the Company to indemnify such providers for the portion of the Company's management fee disallowed for reimbursement. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

         In the first quarter of fiscal year 2000, the Company has closed six outpatient psychiatric program locations. In addition, in July, 1999, the Company determined to restructure certain departments company-wide in an effort to streamline functions and improve efficiencies. The restructuring will involve the reduction in force and consolidation of responsibilities. The Company anticipates that it will incur a charge related to such site closures and restructure due to severance and lease obligations.

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

         The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the second quarter of fiscal 2000. The Company expects that the total cost associated with these revisions will not be material. These costs were primarily incurred during fiscal 1999 and charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant during 1999. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. The Company believes that by completing its planned corrections to its computer applications, the year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality, worst case scenario or effect of any failure of such assessment to be correct.

         The Company has initiated a program to determine whether the computer applications of its significant payors and contract providers will be upgraded in a timely manner. The Company has not completed this review and it is unknown whether computer applications of contract providers and Medicare and other payors will be year 2000 compliant. The Company has not determined the extent to which any disruption in the billing practices of providers or the payment practices of Medicare or other payors caused by the year 2000 issues will affect the Company's operations. However, any such disruption in the billing or reimbursement process could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not established a contingency plan in the event of any such disruption or worst case scenario.

         Stadt Solutions has completed a review and assessment of its applications and systems and is expected to complete all required remediation. The cost to be incurred by Stadt Solutions related to such remediation, and the extent of such remediation, is expected to be minimal. Stadt Solutions believes that by completing the planned corrections to its applications and systems, the year 2000 issue with respect to its applications and systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on Stadt Solutions' business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, including uncertainties or disruption in the payment practices of Medicaid or other payors, and because Stadt Solutions' assessment is necessarily based on information from third party vendors and suppliers and Stadtlander, there can be no assurance that the Company's assessment is correct or as to the materiality, worst case scenario or effect of any failure of such assessment to be correct. Stadt Solutions has not established a contingency plan in the event of any such disruption or worst case scenario.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company does not and did not invest in market risk sensitive instruments in fiscal 1999. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information with regard to this item is incorporated by reference to the definitive 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1999, under the caption "Election of Directors." See "Item 4. Executive Officers of the Company" with regard to Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information with regard to this item is incorporated by reference to the definitive 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1999, under the caption "Additional Information - Management Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with regard to this item is incorporated by reference to the definitive 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1999, under the caption "Principal Stockholders."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with regard to this item is incorporated by reference to the definitive 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 1999, under the caption "Additional Information - Certain Transactions."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM 10K:

             1. Financial Statements: The financial statements of PMR are included as Appendix F of this report. See Table of Contents to Financial Statements in Appendix F.

             2. Financial Statement Schedules: Schedule II-PMR Corporation Valuation and Qualifying Accounts is included in Appendix F of this report. See Table of Contents to Financial Statements in Appendix F.

             3. The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page 41.

         (b) REPORTS ON FORM 8-K:

             The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.



         (c) EXHIBITS:


 EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------
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

   10.10 Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (filed as Exhibit 10.11).*

   10.11      Restated Management Agreement dated April 11, 1997 with Scripps
              Health (filed as Exhibit 10.12).*

   10.12 Amendment to Restated Management Agreement dated July 15, 1998 with Scripps Health.+

   10.13      Sublease dated April 1, 1997 with CMS Development and Management
              Company, Inc. (filed as Exhibit

 EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------
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

   10.24      Subscription Agreement dated June 8, 1998, between the Company and
              Stadtlander Drug Distribution Co., Inc.+

   10.25 Sanwa Bank California Credit Agreement dated February 2, 1996, as amended on October 31, 1996.***

   10.26      Transition and Services Agreement dated July 1, 1998, between
              Stadt Solutions LLC, PMR Corporation and Stadtlander Drug
              Distribution Company, Inc.

   10.27 Operating Agreement dated July 1, 1998, between PMR Corporation and Stadtlander Drug Distribution Company, Inc.

   10.28      Stock Option dated September 8, 1998 granted to Daniel Frank.

   10.29      Stock Option dated September 8, 1998 granted to Daniel Frank.

   10.30      Form of Stock Option granted to Mark P. Clein, Fred D. Furman and
              Susan Erskine, dated December 3, 1998.

   21.1       List of Subsidiaries.

   23.1       Consent of Ernst & Young LLP.

   27.1       Financial Data Schedule.

------------

* Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-18 (Reg. No. 23-20095-A).

*** Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-2 (Reg. No. 333-36313).

+        Previously filed.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 1999.


                                         PMR Corporation

                                         By:     /s/ MARK P. CLEIN
                                            -----------------------------------
                                                    Mark P. Clein
                                                Chief Executive Officer
                                             (Principal Executive Officer)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark P. Clein and Fred D. Furman, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                                           DATE
             ---------                                -----                                           ----
         /s/ ALLEN TEPPER               Chairman of the Board of Directors                        July 26, 1999
------------------------------------
           Allen Tepper

         /s/ MARK P. CLEIN              Chief Executive Officer                                   July 26, 1999
------------------------------------    and Director (Principal Executive Officer)
           Mark P. Clein

        /s/ FRED D. FURMAN              President                                                 July 26, 1999
------------------------------------
          Fred D. Furman

       /s/ SUSAN D. ERSKINE             Executive Vice President, Secretary and Director          July 26, 1999
------------------------------------
         Susan D. Erskine

        /s/ DANIEL L. FRANK             President of Disease Management Division                  July 26, 1999
------------------------------------    and Director
          Daniel L. Frank

      /s/ CHARLES E. GALETTO            Senior Vice President - Finance & Treasurer               July 26, 1999
----------------------------            (Principal Accounting Officer)
        Charles E. Galetto

                        Consolidated Financial Statements
                                  and Schedule

                                 PMR Corporation

                       Years ended April 30, 1999 and 1998
                       with Report of Independent Auditors

                                 PMR Corporation

                        Consolidated Financial Statements
                                  and Schedule

                       Years ended April 30, 1999 and 1998



                                    CONTENTS

Report of Independent Auditors........................................  F-1

Consolidated Financial Statements

Consolidated Balance Sheets...........................................  F-2
Consolidated Statements of Operations.................................  F-3
Consolidated Statements of Stockholders' Equity.......................  F-4
Consolidated Statements of Cash Flows.................................  F-5
Notes to Consolidated Financial Statements............................  F-6


Schedule

Schedule II - Valuation and Qualifying Accounts.......................  S-1

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
PMR Corporation

We have audited the accompanying consolidated balance sheets of PMR Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation and subsidiaries at April 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up and organizational costs.





San Diego, California
June 18, 1999

                                 PMR Corporation

                           Consolidated Balance Sheets


                                                                      APRIL 30,
                                                            ----------------------------
                                                                1999            1998
                                                            ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  5,441,012    $ 18,522,859
  Short-term investments, available for sale                  27,509,554      20,257,045
  Accounts receivable, net of allowance for uncollectible
    amounts of $10,664,000 in 1999 and $8,182,000 in 1998     20,002,894      16,655,759
  Prepaid expenses and other current assets                    1,787,859       1,192,144
  Income taxes receivable                                      2,212,815              --
  Deferred income tax benefit                                  4,653,000       4,136,000
                                                            ----------------------------
Total current assets                                          61,607,134      60,763,807

Furniture and office equipment, net of accumulated
  depreciation of $1,532,000 in 1999 and $1,727,000 in
  1998                                                         2,863,934       3,492,449
Long-term receivables, net of allowance for uncollectible
  amounts of $4,087,000 in 1999 and $900,000 in 1998           4,742,329       2,976,918
Deferred income tax benefit                                    1,206,000       2,080,000
Other assets                                                     546,621       1,135,880
                                                            ----------------------------
Total assets                                                $ 70,966,018    $ 70,449,054
                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,539,327    $    469,462
  Accrued expenses                                             1,852,335       2,974,400
  Accrued compensation and employee benefits                   2,083,082       2,178,693
  Advances from case management agencies                         846,353       1,686,477
  Income taxes payable                                                --       1,304,353
  Payable to related party                                     3,052,610              --
                                                            ----------------------------
Total current liabilities                                      9,373,707       8,613,385

Note payable                                                     294,073         392,024
Deferred rent expense                                             53,438          87,566
Contract settlement reserve                                    6,672,727       7,479,993
Minority Interest                                              1,921,057              --

Commitments

Stockholders' equity:
  Convertible preferred stock, $.01 par value,
    authorized shares - 1,000,000; issued and
    outstanding shares - none in 1999 and 1998                        --              --
  Common stock, $.01 par value, authorized shares -
    19,000,000; issued and outstanding shares - 6,988,878
    in 1999 and 6,949,650 in 1998                                 69,889          69,496
  Additional paid-in capital                                  48,123,385      47,959,557
  Retained earnings                                            5,400,242       5,847,033
  Treasury stock, 140,000 shares of common stock at cost        (942,500)             --
                                                            ----------------------------
Total stockholders' equity                                    52,651,016      53,876,086
                                                            ----------------------------
                                                            $ 70,966,018    $ 70,449,054
                                                            ============================


See accompanying notes.

                                 PMR Corporation

                      Consolidated Statements of Operations


                                                                         YEAR ENDED APRIL 30,
                                                             --------------------------------------------
                                                                  1999           1998            1997
                                                             --------------------------------------------
Revenue - psychiatric care                                   $ 55,822,568    $ 67,523,950    $ 56,636,902
Revenue - pharmaceuticals                                      29,666,887              --              --
                                                             --------------------------------------------
   Total revenue                                               85,489,455      67,523,950      56,636,902

Costs and expenses:
  Direct operating expenses - psychiatric care                 38,574,192      48,255,459      41,738,298
  Cost of sales - pharmaceuticals                              21,969,451              --              --
  Direct operating expenses - pharmaceuticals                   4,162,558              --              --
  Marketing, general and administrative                        12,305,721       9,186,401       6,034,960
  Provision for bad debts                                       8,051,576       5,148,580       3,084,166
  Depreciation and amortization                                 1,116,769       1,064,873         700,734
  Write-off of costs related to terminated                      1,612,240              --              --
    acquisition
  Special charge (credit)                                        (262,408)      2,022,889              --
  Net interest income                                          (1,610,242)     (1,186,637)       (217,297)
                                                             --------------------------------------------
                                                               85,919,857      64,491,565      51,340,861

Income (loss) before minority interest, income
  taxes and cumulative change                                    (430,402)      3,032,385       5,296,041
Minority interest                                                 676,729              --              --
                                                             --------------------------------------------
Income before income taxes and cumulative change                  246,327       3,032,385       5,296,041
Income tax expense                                                100,429       1,244,000       2,172,000
                                                             --------------------------------------------
Net income before cumulative change                               145,898       1,788,385       3,124,041
Cumulative change, net of income tax benefit                     (592,689)             --              --
                                                             --------------------------------------------
Net income (loss)                                                (446,791)      1,788,385       3,124,041
                                                             --------------------------------------------
Less dividends on:
   Series C convertible preferred stock                                --              --          17,342
                                                             --------------------------------------------
Net income (loss) available to common
  shareholders                                               $   (446,791)   $  1,788,385    $  3,106,699
                                                             ============================================

Earnings (loss) per common share before cumulative change:
  Basic                                                      $        .02    $        .30    $        .66
                                                             ============================================
  Diluted                                                    $        .02    $        .27    $        .55
                                                             ============================================

Earnings (loss) per common share:
    Basic                                                    $       (.06)   $        .30    $        .66
                                                             ============================================
    Diluted                                                  $       (.06)   $        .27    $        .55
                                                             ============================================

Shares used in computing earnings (loss) per share:
  Basic                                                         6,923,916       6,053,243       4,727,124
                                                             ============================================
  Diluted                                                       6,923,916       6,695,321       5,645,947
                                                             ============================================

Pro forma net income and earnings per share as if
  cumulative change had occurred
  for all periods presented:
  Pro forma net income available to common
    shareholders                                             $    145,898    $  1,422,152    $  2,868,566
                                                             ============================================
  Pro forma earnings per share:
    Basic                                                    $        .02    $        .24    $        .61
                                                             ============================================
    Diluted                                                  $        .02    $        .21    $        .51
                                                             ============================================


See accompanying notes.

                                       PMR Corporation

                       Consolidated Statements of Stockholders' Equity


                                     SERIES C    PREFERRED                COMMON
                                   CONVERTIBLE     STOCK                  STOCK        ADDITIONAL
                                   ------------------------------------------------     PAID-IN
                                     SHARES       AMOUNT      SHARES      AMOUNT        CAPITAL
                                   ---------------------------------------------------------------
Balance at April 30, 1996            700,000     $ 7,000     3,577,917    $35,778    $ 8,259,243
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $369,000                   --          --        96,016        960        729,189
  Dividend payable on Series C
    preferred stock                       --          --            --         --             --
  Proceeds from payment of
    stockholder notes                     --          --            --         --             --
  Exercise of warrants to
    purchase common stock                 --          --       657,524      6,575      3,104,801
  Issuance of common stock for
    consulting services                   --          --         2,050         21         45,336
  Conversion of Series C
    convertible preferred stock     (700,000)     (7,000)      700,000      7,000             --
  Net income                              --          --            --         --             --
                                   ---------------------------------------------------------------
Balance at April 30, 1997                 --          --     5,033,507     50,334     12,138,569
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $1,687,355                 --          --       226,143      2,262      2,717,694
  Issuance of common stock in
    follow-on offering, net of
    offering costs of $637,556            --          --     1,690,000     16,900     33,103,294
  Net income                              --          --            --         --             --
                                   ---------------------------------------------------------------
Balance at April 30, 1998                 --          --     6,949,650     69,496     47,959,557
  Issuance of common stock under
    stock option plans                    --          --        37,228        373        148,598
  Issuance of common stock for
    compensation                          --          --         2,000         20         15,230
  Acquisition of treasury stock
    at cost                               --          --            --         --             --
  Net loss                                --          --            --         --             --
                                   ===============================================================
Balance at April 30, 1999                 --     $    --     6,988,878    $69,889    $48,123,385
                                   ===============================================================


                                       NOTES
                                     RECEIVABLE                                      TOTAL
                                        FROM          RETAINED       TREASURY    STOCKHOLDERS'
                                    STOCKHOLDERS      EARNINGS         STOCK         EQUITY
                                   -----------------------------------------------------------
Balance at April 30, 1996             $(141,547)    $   951,949     $      --     $  9,112,423
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $369,000                      --              --            --          730,149
  Dividend payable on Series C
    preferred stock                          --         (17,342)           --          (17,342)
  Proceeds from payment of
    stockholder notes                   141,547              --            --          141,547
  Exercise of warrants to
    purchase common stock                    --              --            --        3,111,376
  Issuance of common stock for
    consulting services                      --              --            --           45,357
  Conversion of Series C
    convertible preferred stock              --              --            --               --
  Net income                                 --       3,124,041            --        3,124,041
                                   -----------------------------------------------------------
Balance at April 30, 1997                    --       4,058,648            --       16,247,551
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $1,687,355                    --              --            --        2,719,956
  Issuance of common stock in
    follow-on offering, net of
    offering costs of $637,556               --              --            --       33,120,194
  Net income                                 --       1,788,385            --        1,788,385
                                   -----------------------------------------------------------
Balance at April 30, 1998                    --       5,847,033            --       53,876,086
  Issuance of common stock under
    stock option plans                       --              --            --          148,971
  Issuance of common stock for
    compensation                             --              --            --           15,250
  Acquisition of treasury stock
    at cost                                  --              --      (942,500)        (942,500)
  Net loss                                   --        (446,791)           --         (446,791)
                                   ===========================================================
Balance at April 30, 1999             $      --     $ 5,400,242     $(942,500)    $ 52,651,016
                                   ===========================================================


See accompanying notes.

                                 PMR Corporation

                      Consolidated Statements of Cash Flows


                                                                    YEARS ENDED APRIL 30,
                                                            1999             1998            1997
                                                       ----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                      $   (446,791)    $  1,788,385     $  3,124,041
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Write-off of costs related to terminated
      acquisition                                         1,612,240               --               --
    Special charge (credit)                                (262,408)       2,022,889               --
    Depreciation and amortization                         1,116,769        1,064,873          700,734
    Issuance of stock for consulting services                    --               --           45,357
    Provision for bad debts                               8,051,576        5,148,580        3,084,166
    Cumulative effect of change in accounting
    principle                                               592,689               --               --
    Loss applicable to minority interest                   (676,729)              --               --
    Deferred income taxes                                   357,000         (782,000)      (3,834,000)
    Changes in operating assets and liabilities:
      Accounts and notes receivable                     (13,164,122)     (11,151,423)      (4,980,050)
      Prepaid expenses and other assets                    (364,550)        (620,008)        (250,630)
      Accounts payable and accrued expenses              (1,820,782)        (404,697)         212,937
      Accrued compensation and employee benefits            (95,611)        (773,174)         675,058
      Advances from case management agencies               (840,124)         759,765          (86,135)
      Payable to related party                            3,052,610               --               --
      Other liabilities                                          --               --         (127,213)
      Contract settlement reserve                          (807,266)      (1,311,935)       3,292,908
      Income taxes receivable/payable                    (3,105,300)       1,288,715        1,394,511
      Deferred rent expense                                 (34,128)          (5,256)         (56,709)
                                                       ----------------------------------------------
Net cash (used in) provided by operating activities      (6,834,927)      (2,975,286)       3,194,975

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term
  investments                                            24,159,504               --               --
Purchases of short-term investments                     (31,412,013)     (20,257,045)              --
Purchases of furniture and office equipment              (1,134,717)      (2,927,837)        (958,685)
                                                       ----------------------------------------------
Net cash used in investing activities                    (8,387,226)     (23,184,882)        (958,685)

FINANCING ACTIVITIES
Proceeds from follow-on offering, net of offering
  costs                                                          --       33,120,194               --
Proceeds from sale of common stock and notes
  receivable from stockholders                              164,221        1,032,601        3,983,072
Investment by related party in subsidiary                 2,597,786               --               --
Proceeds from note payable to bank                               --          517,397               --
Payments on note payable to bank                            (97,951)         (35,368)              --
Acquisition of treasury stock                              (523,750)              --               --
Cash dividend paid                                               --               --          (89,081)
                                                       ----------------------------------------------
Net cash provided by financing activities                 2,140,306       34,634,824        3,893,991
                                                       ----------------------------------------------

Net (decrease) increase in cash                         (13,081,847)       8,474,656        6,130,281

Cash at beginning of year                                18,522,859       10,048,203        3,917,922
                                                       ----------------------------------------------

Cash at end of year                                    $  5,441,012     $ 18,522,859     $ 10,048,203
                                                       ==============================================

SUPPLEMENTAL INFORMATION:
Taxes paid                                             $  3,806,563     $  1,330,725     $  4,611,489
                                                       ==============================================
Interest paid                                          $    396,170     $     20,936     $     17,612
                                                       ==============================================


See accompanying notes.

                                 PMR Corporation

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Principles of Consolidation

PMR Corporation ("the Company") and its subsidiaries is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e. manic-depressive illness). The Company manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of intensive outpatient programs, case management programs, chemical dependency and substance abuse programs and a specialty pharmacy program for individuals with SMI.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, and Twin Town Corporation, and its majority-owned subsidiary Stadt Solutions, LLC ("Stadt Solutions"). The Company has accounted for its consolidation in accordance with Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries. All intercompany balances have been eliminated in consolidation. The Company does not consolidate any of the organizations it manages as it does not have operating control as defined in Emerging Issues Task Force Statement No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements (EITF 97-2).

Legislation, Regulations and Market Conditions

The Company is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief.

                                 PMR Corporation

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. Investments with original maturities of three months or less that were classified as cash equivalents totaled $1,863,000 and $7,817,000 as of April 30, 1999 and 1998, respectively.

Short-Term Investments

Marketable equity securities and debt securities are classified as available-for-sale because management has the intent and ability to sell the securities prior to maturity for use in current operations. Available-for-sale securities are carried at fair value, which approximates cost, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization along with realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

The Company grants credit to contracting providers in various states without collateral. Losses resulting from bad debts have traditionally not exceeded management's estimates. At April 30, 1999, the Company has net current and long term receivables aggregating $6,002,000 from two providers, each of which comprise more than 10% of total net consolidated receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding, net of allowance at April 30, 1999, are fully collectible.

Through its Stadt Solutions subsidiary, the Company sells pharmaceutical products and services to various customers and clients throughout the United States. At April 30, 1999, no single pharmaceutical customer comprised more than 10% of total net consolidated receivables, although a substantial portion of the pharmaceutical receivables are funded by Medicaid and other government-sponsored healthcare programs.

Stadt Solutions obtains pharmaceutical products from one primary manufacturer and two primary distributors. The Company believes there are alternative manufacturers and distributors available for the supply and distribution of their products.

                                 PMR Corporation

Substantially all of the Company's cash and cash equivalents is held at five financial institutions. The Company monitors the financial status of these institutions and does not believe the deposits are subject to a significant degree of risk.

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

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

                                 PMR Corporation

The following table sets forth the computation of basic and diluted earnings per share:


                                                          YEARS ENDED APRIL 30,
                                                ----------------------------------------
                                                    1999           1998          1997
                                                ----------------------------------------
Numerator:
  Net income (loss) available to common
    stockholders                                $  (446,791)    $1,788,385    $3,106,699
  Preferred stock dividends                              --             --        17,342
                                                ----------------------------------------
  Net income (loss) available to common
    stockholders after assumed conversion of
    preferred stock                             $  (466,791)    $1,788,385    $3,124,041
                                                ========================================

Denominator:
  Weighted average shares outstanding for
    basic earnings per share                      6,923,916      6,053,243     4,727,124
                                                ----------------------------------------
  Effects of dilutive securities:
    Employee stock  options                              --        596,008       707,368
    Warrants                                             --         46,070       119,825
    Convertible preferred stock                          --             --        91,630
                                                ----------------------------------------
  Dilutive potential common shares                       --        642,078       918,823
  Shares used in computing diluted earnings
    per common share                              6,923,916      6,695,321     5,645,947
                                                ========================================

Earnings (loss) per common share, basic         $      (.06)    $      .30    $      .66
                                                ========================================
Earnings (loss) per common share, diluted       $      (.06)    $      .27    $      .55
                                                ========================================


At April 30, 1999, the Company had outstanding stock options under its stock option plan and warrants. However, since the Company had a net loss, these potentially dilutive securities were not included in the calculation of diluted earnings per share as their effect was anti-dilutive.

Revenue Recognition and Contract Settlement Reserve - Psychiatric Care

The Company's outpatient psychiatric program customers are hospitals or community mental health centers (the "providers"). Typical contractual agreements with providers require the Company to provide, at its own expense, specific management personnel for each program site. Revenue under these programs is primarily derived from services provided under three types of agreements: 1) all inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; 2) fee-for-service arrangements under which the provider maintains responsibility for a larger extent of direct program costs; and 3) fixed fee arrangements where the Company's fee is a fixed monthly sum

                                 PMR Corporation
and the provider assumes responsibility for substantially all program costs. Through the Outpatient Programs, the Company provides management and clinical expertise to the providers with respect to the administration of an outpatient program for SMI patients. Services provided under outpatient program management contracts include specialized program design and administration from start-up through the term of the contract. These programs managed or administered by the Company are intended to enhance the delivery of outpatient mental health services by introducing proprietary clinical protocols and procedures, assisting in quality assurance and utilization review, assisting in training of personnel, and coordinating a continuum of care for persons with serious mental illness. In all cases, the Company provides on-site managerial or consultative personnel. Patients served by the acute outpatient psychiatric programs are typically covered by the Medicare program.

The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company offers its case management services through long-term exclusive management agreements with leading independent providers of case management services. Pursuant to those agreements, the Company contributes its proprietary protocols and management expertise and, when necessary, negotiates case management rates and contracts on behalf of the Providers. The Company may also provide training, management information systems support, and accounting and financial services. Presently, the Company has agreements with two case management agencies in Tennessee. Revenue under this program was approximately $10,534,000, $14,607,000 and $13,429,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

The Company also operates and manages chemical dependency rehabilitation programs. Revenue from these programs was $1,104,000, $2,828,000 and $1,673,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

The Company does not employ or bill for any services rendered by psychiatrists or other professionals whose patients are enrolled in the programs managed by the Company.

                                 PMR Corporation

Revenue under the acute outpatient psychiatric programs is recognized when services are rendered based upon contractual arrangements with providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the providers for all or some portions of the Company's fees that may be disallowed as reimbursable to the providers by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 2000. Under the provisions of the indemnification clause of the Company's management contracts, the Company indemnified providers $3,661,000 and $634,000 for the years ended April 30, 1998 and 1997, respectively. The Company was not required to indemnify any providers during fiscal 1999.

Revenue - Pharmaceuticals

Through its Stadt Solutions subsidiary, the Company offers specialty pharmaceutical services to individuals with SMI. Stadt Solutions also offers site management and clinical information services to pharmaceutical companies, health care providers and public sector purchasers. Stadt Solutions serves clients through a variety of pharmacies offering the drug, Clorazil, an anti-psychotic for schizophrenia, as well as blood monitoring services.

Stadt Solutions records pharmaceutical revenue when the product is sold to customers at pharmacies, net of any estimated contractual allowances. A substantial portion of the net revenue for Stadt Solutions is derived directly from customers insured under Medicaid or other government-sponsored healthcare programs.

Insurance

The Company carries "occurrence basis" insurance to cover general liability, property damage and workers' compensation risks. Medical professional liability risk is covered by a "claims made" insurance policy that provides for guaranteed tail coverage. Loss reserves for incurred but not reported medical professional liability claims are not material.

                                 PMR Corporation

Stock Options

SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. In accordance with the provisions of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In accordance with SFAS No. 123, the Company has presented pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been applied.

Comprehensive Income

In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive income (loss) was not materially different than net income (loss) for the years presented.

Change in Accounting Principal

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on Costs of Start-Up Activities (SOP 98-5) which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, all start-up costs and organization costs previously capitalized must be written off. Initial application of SOP 98-5 is reported as the cumulative effect of a change in accounting principle. In May 1999, the Company incurred a charge of $593,000 representing the effect, net of income tax benefits of $411,000 of writing off previously capitalized start-up costs.

                                 PMR Corporation

2. INVESTMENTS

At April 30, 1999, the fair market value of marketable securities approximates cost. The following is a summary of available-for-sale securities:


                                      APRIL 30,
                                 1999            1998
                              --------------------------
U.S. government securities    $23,346,448    $16,752,478
U. S. corporate securities      3,663,106      2,005,187
Commercial paper                  500,000      1,000,000
Certificate of deposit                 --        499,380
                              --------------------------
Total debt securities         $27,509,554    $20,257,045
                              ==========================


At April 30, 1999, all investments contain contractual maturities of two years or less. The balance sheet classification of available-for-sale securities is based on management's intentions rather than actual maturity dates, therefore classification of these securities may differ from stated maturities. As management has the ability and intent to sell these available-for-sale securities prior to maturity and views the portfolio as available for use in current operations, the investments are classified as current at April 30, 1999.

3. LONG TERM RECEIVABLES

Long-term receivables at April 30, 1999 consist primarily of amounts due from contracting Providers for which the Company has established specific payment terms for receivable amounts which were past due or for which payment, due to contract terms, is expected to exceed one year. Management expects to receive payment on the long-term receivables as contract terms are met, none of which are expected to exceed two years.

4. FURNITURE AND OFFICE EQUIPMENT

Furniture and office equipment consisted of the following at April 30:


                               1999            1998
                            ---------------------------
Furniture and fixtures      $ 2,796,010     $ 1,975,766
Leasehold improvements        1,056,145       1,133,641
Software                        543,548         365,625
Start-up costs                       --       1,744,457
                            ---------------------------
                              4,395,703       5,219,489
Accumulated depreciation     (1,531,769)     (1,727,040)
                            ---------------------------
                            $ 2,863,934     $ 3,492,449
                            ===========================

                                 PMR Corporation

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method over terms of three to five years. Depreciation expense was $762,000, $710,000 and $344,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

5. OTHER ASSETS

Other assets consisted of the following at April 30:


                                                           1999            1998
                                                        ---------------------------
Proprietary information and covenants not to compete    $   862,503     $ 1,118,753
Goodwill                                                         --         978,858
Other                                                       234,659         282,176
                                                        ---------------------------
                                                          1,097,162       2,379,787
Accumulated amortization                                   (550,541)     (1,243,907)
                                                        ---------------------------
                                                        $   546,621     $ 1,135,880
                                                        ===========================


Other assets are being amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to ten years and goodwill is fifteen years. Amortization expense was $355,000, $355,000 and $357,000 for the years ended April 30, 1999, 1998 and 1997, respectively. Goodwill related to the Company's chemical dependency programs of approximately $312,000 was written-off as a Special Charge in 1999 related to an impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, due to the failure of this business to provide sufficient cash flows.
See Note 14.

6.  BORROWINGS

Line of Credit

The Company has a credit agreement with a bank that permits borrowings of up to the lesser of 50% of the aggregate amount of eligible accounts receivable of the Company or $10,000,000 for working capital needs. The credit agreement expires on August 30, 2000 and is secured by substantially all of the Company's assets. Interest on borrowings is payable monthly at either the Bank's reference rate or at the Bank's Eurodollar rate plus 2%. There were no borrowings outstanding at April 30, 1999 and 1998.

                                 PMR Corporation

Equipment Note Payable

The Company has a promissory note for the purchase of office furniture, fixtures and equipment. The note is secured by the assets acquired with proceeds from the loan. The note matures in November 2002 and requires principal and interest payments due monthly with interest accruing at 8.36%. There was $392,000 and $482,000 outstanding under this note at April 30, 1999 and 1998, respectively.

7. STOCK OPTIONS AND WARRANTS

The Company's 1997 Equity Incentive Plan, as amended (the "1997 Plan") provides for the granting of options to purchase up to 3,000,000 shares of common stock to eligible employees. Under the 1997 Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the common shares on the date of grant. The termination date of the 1997 Plan is October 6, 2008.

The Company has a non qualified stock option plan for its outside directors (the "1992 Plan"). The 1992 Plan provides for the Company to grant each outside director options to purchase 15,000 shares of the Company's common stock annually, at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three year period following the date of grant. In 1997, the board of directors amended the 1992 Plan to provide for full vesting of all outstanding options under certain change of control events.

Warrants to purchase shares of the Company's common stock were issued in each of the two years in the period ended April 30, 1997 to brokers in connection with financing transactions. As of April 30, 1999, broker warrants to purchase 53,000 shares of the Company's common stock at $2.50 per share were outstanding. These warrants expire on October 31, 1999.

Warrants to purchase shares of the Company's common stock were issued to a case management agency in connection with a Management and Affiliation Agreement. On September 1, 1995, the Company granted warrants to the case management agency to purchase up to an aggregate of 550,000 shares of common stock at fair market value over a seven year period if certain performance criteria are met. On November 1, 1996, the

                                 PMR Corporation

Company granted additional warrants to the case management agency to purchase a total of 30,000 shares of common stock (5,000 shares per year over six years beginning May 1, 1997) at fair market value. As of April 30, 1999, warrants to purchase 15,000 shares of the Company's common stock were outstanding at prices ranging from $15.46 to $19.19. The warrants expire on September 1, 2002.

A summary of the Company's stock option and warrant activity and related information is as follows:


                                          WEIGHTED-AVERAGE
                                SHARES     EXERCISE PRICE
                               ---------------------------
Outstanding April 30, 1996     1,555,053     $ 6.63
                               ---------
  Granted                        486,837      20.50
  Exercised                      (96,016)      5.17
  Forfeited                     (160,268)      8.44
                               ---------
Outstanding April 30, 1997     1,785,606      14.72
  Granted                        105,000      19.78
  Exercised                     (226,143)      4.42
  Forfeited                      (60,855)     13.00
                               ---------
Outstanding April 30, 1998     1,603,608      10.86
  Granted                      2,091,582       7.25
  Exercised                      (37,230)      4.13
  Forfeited                     (980,550)     14.90
                               ---------
Outstanding April 30, 1999     2,677,410     $ 6.68
                               =========

At April 30, 1999 options and warrants to purchase approximately 1,119,000 and 68,000 shares of common stock, respectively, were exercisable and 833,149 shares and 120,000 shares were available for future grant under 1997 Plan and the 1992 Plan, respectively. The weighted-average fair value of options granted was $2.84, $12.37 and $15.21 in fiscal years 1999, 1998 and 1997, respectively.

                                 PMR Corporation

A summary of options outstanding and exercisable as of April 30, 1999 follows:


                                             WEIGHTED-
                                WEIGHTED-     AVERAGE
                                 AVERAGE     REMAINING
   OPTIONS       EXERCISE       EXERCISE    CONTRACTUAL      OPTIONS      WEIGHTED-AVERAGE
 OUTSTANDING   PRICE RANGE       PRICE         LIFE        EXERCISABLE     EXERCISE PRICE
------------------------------------------------------------------------------------------
    156,247     $2.37-$3.50      $ 3.45         5.8           156,247          $ 3.45
    476,786     $3.75-$4.75      $ 4.24         4.7           444,783          $ 4.26
  1,804,526     $6.00-$8.00      $ 6.92         8.5           425,751          $ 7.07
    199,045    $9.75-$11.38      $10.00         6.1           134,076          $10.02
     40,806   $15.46-$23.38      $22.59         7.4            26,001          $22.42
  ---------                                                 ---------
  2,677,410    $2.37-$23.38      $ 6.68         7.5         1,186,858          $ 6.12
  =========                                                 =========

Adjusted pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions for fiscal 1999, 1998 and 1997:


                             1999        1998        1997
                           -------     -------     -------
Expected life (years)          5.0         5.0         6.0
Risk-free interest rate       4.71%       6.34%        6.5%
Annual dividend yield           --          --          --
Volatility                      69%         69%         88%

                                 PMR Corporation

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 1999, 1998 and 1997, follows:


                                      1999              1998           1997
                                 -------------     -------------  -------------
Pro forma net income (loss)      $  (2,747,903)    $     354,343  $   1,967,939
Pro forma earnings (loss) per
  share, basic                   $        (.40)    $         .06  $         .42
Pro forma earnings (loss) per
  share, diluted                 $        (.40)    $         .05  $         .35


8. INCOME TAXES

Income tax expense (benefit) consists of the following:


                           YEAR ENDED APRIL 30
                  1999            1998            1997
              -------------------------------------------
Federal:
  Current     $  (524,000)    $ 1,583,000     $ 4,868,000
  Deferred        231,000        (612,000)     (3,009,000)
              -------------------------------------------
                 (293,000)        971,000       1,859,000
State:
  Current        (146,000)        443,000       1,138,000
  Deferred        128,000        (170,000)       (825,000)
              -------------------------------------------
                  (18,000)        273,000         313,000
              -------------------------------------------
              $  (311,000)    $ 1,244,000     $ 2,172,000
              ===========================================


The fiscal year 1999 income tax benefit is composed of approximately $100,000 of income tax expense related to current operations and a $411,000 income tax benefit relating to the cumulative effect of a change in accounting principal (see Note 1). The cumulative effect of a change in accounting principal is reported net of taxes in the consolidated statement of operations.

                                 PMR Corporation

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


                                                        APRIL 30,
                                                   1999          1998
                                                -------------------------
Deferred tax assets:
  Allowance for bad debts                       $ 4,518,000    $3,704,000
  Contract settlement reserve                     2,719,000     3,048,000
  Other                                             907,000       234,000
  Depreciation and amortization                     725,000       254,000
  Net operating loss carryforwards                  494,000            --
  Accrued compensation and employee benefits        362,000       405,000
  Special Charge                                    320,000       885,000
                                                -------------------------
Total deferred tax assets                        10,045,000     8,530,000

Deferred tax liabilities:
  Right to bill                                   3,059,000     1,401,000
  Non-accrual experience method                   1,127,000       913,000
                                                -------------------------
Total deferred tax liabilities                    4,186,000     2,314,000
                                                -------------------------
Net deferred tax assets                         $ 5,859,000    $6,216,000
                                                =========================


At April 30, 1999, the Company has federal and California net operating loss carryforwards of approximately $1,281,000 and $793,000, respectively. The federal and California tax loss carryforwards will begin expiring in 2019 and 2014, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Section 382, the use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:


                                               YEAR ENDED APRIL 30,
                                          1999         1998         1997
                                         --------------------------------
Statutory federal income tax rate         35%          35%          35%
State income taxes, net of federal tax     6            6            6
benefit
                                         --------------------------------
Effective income tax rate                 41%          41%          41%
                                         --------------------------------

                                 PMR Corporation

9. CUSTOMERS

Approximately 30% of the Company's consolidated revenue for the year ended April 30, 1999 is derived from contracts with psychiatric care providers in the State of California. Providers responsible for ten percent or more of the Company's consolidated revenues at April 30, 1999 accounted for 12%, 22% and 23% of revenue for the years ended April 30, 1999, 1998 and 1997, respectively. No single pharmaceutical customer comprised more than 10% of the Company's total consolidated revenue for the period ended April 30, 1999. A substantial portion of the Company's pharmaceutical revenue is directly funded by Medicaid and other government-sponsored healthcare programs.

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

The Company maintains a similar retirement plan for employees of the Stadt Solutions subsidiary. Subject to minimum eligibility requirements, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 100% of an employee's deferral to a maximum of 3% of the employee's gross salary, and 50% of an employee's deferral on the next 2% of the employee's gross salary. The Company's matching contributions vest immediately.

The Company contributed $272,000, $265,000 and $186,000 to match employee deferrals for the years ended April 30, 1999, 1998 and 1997, respectively.

11. RELATED PARTY

In July 1998, the Company and Stadtlander Drug Distribution Company (Stadlander) formed Stadt Solutions to offer specialty pharmaceutical services to individuals with SMI and also offer site management and clinical information services to pharmaceutical companies, healthcare providers, and public sector purchasers. In return for initial contributions of approximately $2.6 million by both the Company and Stadtlander to fund the start-up of Stadt Solutions, the Company received a 50.1% interest in and Stadtlander received a 49.9% interest in Stadt Solutions. The Company consolidates the accounts of Stadt Solutions and records a minority interest on their balance sheet for the respective ownership by Stadtlander.

                                 PMR Corporation

Based on the provisions of the Operating Agreement, profits and losses of Stadt Solutions are allocated between the Company and Stadtlanders based upon their respective proportional ownership percentages. This allocation is subject to certain priority distributions to Stadtlander approximately equivalent to the operating income Stadtlander expected to be generated by their contributed base of approximately 6,000 clients. In addition, Stadt Solutions is required to reimburse both the Company and Stadtlander for certain costs associated with the business such as marketing, general and administrative expenses and cost of sales related to the pharmaceutical products. Approximately $22.0 million of costs and expenses were recorded in fiscal 1999 to Stadlander under the Operating Agreement of which approximately $3.0 million is payable at April 30, 1999 and reflected as a related party payable in the accompanying balance sheet.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its administrative facilities and certain program site facilities under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. At April 30, 1999, future minimum lease payments for all leases with initial terms of one year or more are $2,219,000, $1,639,000, $1,065,000, $227,000, $46,000 and
$4,000 for the years ended April 30, 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

Rent expense totaled $2,716,000, $3,140,000 and $2,690,800 for the years ended April 30, 1999, 1998 and 1997, respectively.

Litigation

The Company is engaged in disputes with Tennessee Behavioral Health ("TBH") regarding certain payments made to the Company for case management services. TBH has made a claim, based on a sample review, for approximately $4.2 million relating to payments made to the Company for case management services. TBH later, based on a subsequent sample review, reduced the claim to approximately $2.3 million. On April 8, 1999, TBH sent the Company formal notice of the dispute, triggering the dispute resolution provisions of its contract. The Company provided a response denying liability for the claim and believes the claim is without merit. TBH has the right to submit the dispute to binding arbitration, which has not occurred.

                                 PMR Corporation

The Company is also a party to various legal proceedings arising in the normal course of business. In management's opinion, the outcome of these proceedings is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13. WRITE-OFF OF COSTS RELATED TO TERMINATED ACQUISITION

The Company wrote-off acquisition costs of $1.6 million related to a terminated definitive merger agreement between the Company and Behavioral Health Corporation in the second quarter of fiscal 1999.

14. SPECIAL CHARGE (CREDIT)

A summary of the special charge (credit) for the year ended April 30, 1999 is as follows:

             CMI settlement:
               Return of common stock                 $(418,750)
               Cash settlement                         (150,000)
               Release of liabilities and other        (109,542)
                                                      ---------
                                                       (678,292)

               Write off of goodwill                    311,884
               Write off of property and equipment      104,000
                                                      ---------
                                                      $(262,408)
                                                      =========

The special charge (credit) relates primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management, Inc. ("CMI"). The Company incurred a special charge relating to the closing of several programs identified in the year ended April 30, 1998, which included a special charge relating to CMI. During the second quarter of fiscal 1999, the Company resolved its dispute with CMI. The ultimate outcome of the dispute involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement, and the release of claims against the Company for certain liabilities.

The Company has reflected the return of common stock as treasury stock in the statement of stockholders' equity at a fair market value of $418,750, at the date of settlement. At the time of original issuance, an intangible asset for the common stock was recorded at the fair market value of $256,250 of the stock and was to be amortized over the term of the restrictive covenant of 72 months. At April 30, 1998, the net book value of the intangible asset was $158,000 and was fully reserved in the special charge. The other components of the special charge (credit) were a cash settlement of $150,000 for accounts receivable which were fully reserved, the release of certain liabilities relating to unemployment taxes of $94,000, and other items of $15,542.

Additional components of the special charge (credit) include a charge of $311,884 to write down certain goodwill and a charge of $104,000 to establish a reserve for the write off of certain property and equipment. The charges relate to goodwill at the Company's chemical dependency program and property and equipment at the Company's chemical dependency program and several additional sites (see Note 15).

A summary of the special charge for the year ended April 30, 1998 is as follows:

        Site closure costs:
          Estimated costs to resolve claims and
            related legal costs incurred              $   720,693
          Equipment and intangibles                       250,651
          Lease costs                                     167,462
          Severance                                        97,886
          Other costs                                     166,204
                                                       ----------
                                                        1,402,896
        Loss contract charge                              619,993
                                                       ----------
                                                       $2,022,889
                                                       ==========

The special charge in 1998 resulted primarily from management's decision to close ten program locations in the Mid-America Region, costs to be incurred in connection with noncancelable operating commitments resulting from the HCFA withdrawal of provider status for the Company's largest partial hospitalization program, and costs related to the resolution of claims associated with locations in the Company's Mid-America Region that were scheduled for closure.

The components of the impairment and exit costs resulting from closing program locations consisted of severance, noncancelable facility lease commitments, related legal costs, write-off of furniture and office equipment and intangible assets, and other related costs.

                                 PMR Corporation

14. SPECIAL CHARGE (CREDIT) (CONTINUED)

At April 30, 1999 and 1998, accruals for special charges of approximately $786,000 and $1,670,000, respectively, were included in accrued liabilities in the consolidated balance sheet. An analysis of the accrual activity during 1999 is as follows:


Accrued special charges, April 30, 1998:                                  $1,670,000
   Site closure costs:
      Estimated costs to resolve claims and
       related legal costs                         (225,000)
      Equipment and intangibles                    (251,000)
      Lease costs                                   (48,000)
      Severance                                     (57,000)   (581,000)
                                                   ---------
   Loss contract charge                                        (407,000)
   Impairment of long term asset                                 104,000    (884,000)
                                                               ---------
                                                                          ----------
ACCRUED SPECIAL CHARGES, APRIL 30, 1999:                                  $  786,000
                                                                          ==========


The components of the accrued special charges as of April 30, 1999 relate to:


   Estimated costs to resolve claims and related legal costs         $350,000
   Lease costs                                                        119,000
   Loss contract charge                                               213,000
   Long-term assets                                                   104,000
                                                                     ---------
                                                                     $786,000
                                                                     =========

                                 PMR Corporation

In February 1998, the Company announced that the outpatient program that it formerly managed in Dallas, Texas was subject to a civil investigation being conducted by the U.S. Department of Health and Human Services' Office of Inspector General and the U.S. Attorney's office in Dallas, Texas (collectively, the "Agencies"). The Dallas program was operational from January 1996 to February 1998. In October 1998, the U.S. Attorney's office in Dallas, Texas confirmed that it declined prosecution of any claims it may have against the Company under the False Claims Act arising from Company management of the Outpatient Program in Dallas. It is still possible, however, that the Outpatient Program could be subject to recoupment of possible overpayments by Medicare. Under the Company's management agreement with the Dallas program, the Company was contractually responsible for resolving reimbursement issues and for indemnification of certain costs incurred by the program if reimbursement was not received for patient care provided. As of April 30, 1999, $350,000 was included in accrued special charges.

15.  SUBSEQUENT EVENTS

In May 1999, the Company repurchased 200,000 shares of its common stock at a price of $3.75 per share, for a total of $750,000.

In May and June 1999, the Company closed five outpatient psychiatric program locations. Plans have been implemented to close one additional site in July 1999 and two additional sites in August 1999. In accordance with the guidelines under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company intends to take a charge of approximately $500,000 related to these programs in the first quarter of fiscal year 2000, primarily for severance and lease termination costs.

16. DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs and Pharmaceuticals. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients (see Note 1).

                                 PMR Corporation

Accounting policies for segments are the same as those described in Note 1. There are no intersegment revenues. All revenues are derived from services performed in the United States.

Activities classified as Other in the following schedule relate primarily to unallocated home office items and activity from the Company's chemical dependency program. Assets for Outpatient Programs, Case Management Programs and Pharmaceuticals consist primarily of cash, accounts receivable, furniture and office equipment and intangible assets. The Company evaluates the performance of each reportable segment based on income (loss) from operations before income taxes and before the cumulative effect of a change in accounting principal.

'                                 PMR Corporation

A summary of reportable segments is as follows:


                                                  CASE
                              OUTPATIENT       MANAGEMENT
                               PROGRAMS         PROGRAMS    PHARMACEUTICALS        OTHER           TOTAL
                            --------------------------------------------------------------------------------
1999
Revenues                    $ 43,662,377     $ 10,534,204     $ 29,666,887     $  1,625,987     $ 85,489,455
Operating profit              14,603,771        1,268,794        2,275,262       (9,670,294)       8,477,533
Depreciation and
amortization                     283,438          199,827            9,039          624,465        1,116,769
Acquisition expense                   --               --               --        1,612,240        1,612,240
Special charge (credit)         (262,408)              --               --               --         (262,408)
Net interest (income)
expense                               --               --           (1,221)      (1,609,021)      (1,610,242)
Minority interest                     --               --          676,729               --          676,729
Income (loss) before
income taxes
   and cumulative change      11,861,117          488,685         (679,441)     (11,424,034)         246,327
Total assets                  17,254,231        2,892,900        7,716,292       43,102,595       70,966,018
------------------------------------------------------------------------------------------------------------

1998
Revenues                      49,449,846       15,133,568               --        2,940,536       67,523,950
Operating profit              19,506,154        1,251,869               --      (10,675,933)      10,082,090
Depreciation and
amortization                     502,277          143,976               --          418,620        1,064,873
Special charge                 2,022,889               --               --               --        2,022,889
Net interest (income)
expense                               --               --               --       (1,186,637)      (1,186,637)
Income (loss) before
  income taxes                13,318,473          267,633               --      (10,553,721)       3,032,385
Total assets                  19,710,939        2,634,273               --       48,103,842       70,449,054
------------------------------------------------------------------------------------------------------------

1997
Revenues                      40,000,000       13,690,251               --        2,946,651       56,636,902
Operating profit (loss)        7,743,913         (561,133)              --        1,680,864        8,863,644
Depreciation and
amortization                     324,070          120,650               --          256,014          700,734
Net interest (income)
expense                               --               --               --         (217,297)        (217,297)
Income (loss) before
income taxes                   6,936,482          (44,462)              --       (1,595,979)       5,296,041
Total assets                  13,788,876        2,794,289               --       15,866,373       32,449,538
------------------------------------------------------------------------------------------------------------


Revenues from one provider, which are included in the case management segment, are greater than 10% of consolidated revenues for the year ended April 30, 1999 (see Note 9) and totaled approximately $10.5 million, $15.1 million, and $13.7 million for the years ended April 30, 1999, 1998 and 1997, respectively.

                                   Schedule II

                                   Schedule II

                                 PMR Corporation

                        Valuation and Qualifying Accounts


     ----------------------------------- -------------- -------------- --------------- ---------------
                   COL. A                   COL. B         COL. C          COL. D          COL. E
     ----------------------------------- -------------- -------------- --------------- ---------------
                                                          ADDITIONS
                                                        --------------

                DESCRIPTION               BALANCE AT     CHARGED TO                      BALANCE AT
                                         BEGINNING OF     COSTS AND     DEDUCTIONS -    END OF PERIOD
                                            PERIOD        EXPENSES        DESCRIBE
     ----------------------------------- -------------- -------------- --------------- ---------------
     Year ended April 30, 1999
     Allowance for doubtful accounts        $9,081,610     $8,051,576   $2,381,832(1)     $14,751,354
     Contract settlement reserve             7,479,993      1,983,123    2,790,389(2)       6,672,727

     Year ended April 30, 1998
     Allowance for doubtful accounts         5,081,177      5,148,580    1,148,147(3)       9,081,610
     Contract settlement reserve             8,791,928      2,349,382    3,661,317(4)       7,479,993

     Year ended April 30, 1997
     Allowance for doubtful accounts         1,759,182      3,084,166    (237,829)(3)       5,081,177
     Contract settlement reserve             5,499,020      3,927,371      634,463(4)       8,791,928


(1) Uncollectible accounts written off, net of recoveries and reclassification of allowance from contractual settlement reserve

(2) Contract settlement reserve reclassified to allowance for doubtful accounts

(3)     Uncollectible accounts written off, net of recoveries

(4) Write off of hospital receivables based on disallowance of the Company's fee on Provider's cost reimbursement report and the Company's indemnity obligation