Form 10-Q
period 1999-07-31
PMR CORP
filed 1999-09-14
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999
                                                 -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 0-20488


                                 PMR CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                    23-2491707
    -------------------------------                      ------------------
    (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                      Identification No.)

501 Washington Street, 5th Floor San Diego, California             92103
------------------------------------------------------           ----------
       (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code         619-610-4001
                                                   -----------------------------

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

     At August 31, 1999, PMR Corporation had 6,988,878 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX

PART I                    FINANCIAL INFORMATION                              Page

        Item 1.      Financial Statements

                     Condensed Consolidated Balance Sheets as
                     of  July 31, 1999 (Unaudited) and April 30,
                     1999                                                      1

                     Condensed Consolidated Statements of
                     Operations for the quarter ended July 31,
                     1999 and 1998 (Unaudited)                                 2

                     Condensed  Consolidated  Statements  of
                     Cash Flows for the three  months  ended
                     July 31, 1999 and 1998 (Unaudited)                        3

                     Notes to Condensed Consolidated Financial
                     Statements (Unaudited)                                    4

        Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                7

        Item 3.      Quantitative and Qualitative Disclosures
                     about Market Risks                                       14

PART II OTHER INFORMATION

        Item 1.      Legal Proceedings                                        15
        Item 2.      Changes in Securities and Use of Proceeds                15
        Item 3.      Defaults Upon Senior Securities                          15
        Item 4.      Submission of Matters to a Vote of Security
                     Holders                                                  15
        Item 5.      Other Information                                        15
        Item 6.      Exhibits and Reports on Form 8-K                         15

                         PART I -- FINANCIAL INFORMATION
ITEM 1.                        FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            JULY 31,                 APRIL 30,
                                                                                              1999                     1999
                                                                                         ------------             ------------
ASSETS                                                                                    (UNAUDITED)               (AUDITED)
Current assets:
    Cash and cash equivalents                                                            $  3,183,493             $  5,441,012
    Short-term investments, available for sale                                             26,334,969               27,509,554
    Accounts receivable, net of allowance for uncollectible amounts
       of $13,330,000 in 2000 and $10,664,000 in 1999                                      22,027,232               20,002,894
    Prepaid expenses and other current assets                                               2,028,391                1,787,859
    Income taxes receivable                                                                 2,750,858                2,212,815
    Deferred income tax benefit                                                             4,653,000                4,653,000
                                                                                         ------------             ------------
Total current assets                                                                       60,977,943               61,607,134

Furniture and office equipment, net of accumulated depreciation
       of $1,599,000 in 2000 and $1,532,000 in 1999                                         3,116,940                2,863,934
Long-term receivables, net of allowance for uncollectible amounts
      of  $3,528,000  in 2000 and $4,087,000 in 1999                                        5,057,636                4,742,329
Deferred income tax benefit                                                                 1,206,000                1,206,000
Other assets                                                                                  522,883                  546,621
                                                                                         ------------             ------------
Total assets                                                                             $ 70,881,402             $ 70,966,018
                                                                                         ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                                     $  1,142,242             $  1,539,327
    Accrued expenses                                                                        2,671,025                1,852,335
    Accrued compensation and employee benefits                                              2,082,172                2,083,082
    Advances from case management agencies                                                    829,684                  846,353
    Payable to related party                                                                4,782,264                3,052,610
                                                                                         ------------             ------------
Total current liabilities                                                                  11,507,387                9,373,707

Note payable                                                                                  270,360                  294,073
Deferred rent expense                                                                          52,194                   53,438
Contract settlement reserve                                                                 6,689,922                6,672,727
Minority interest                                                                           1,451,313                1,921,057

Commitments

Stockholders' equity:

    Convertible preferred stock, $.01 par value, authorized shares --
      1,000,000; issued & outstanding shares -- none in 2000 and 1999                              --                       --
    Common Stock, $.01 par value, authorized shares -- 19,000,000; issued and
      outstanding shares -- 6,988,878 in 2000 and in 1999                                      69,889                   69,889
    Additional paid-in capital                                                             48,123,385               48,123,385
    Retained earnings                                                                       4,409,452                5,400,242
    Treasury stock, 340,000 shares of common stock at cost                                 (1,692,500)                (942,500)
                                                                                         ------------             ------------
Total stockholders' equity                                                                 50,910,226               52,651,016
                                                                                         ------------             ------------
Total liabilities and stockholders' equity                                               $ 70,881,402             $ 70,966,018
                                                                                         ============             ============

          See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three months ended July 31,
                                                                       ---------------------------------
                                                                           1999                 1998
                                                                       ------------         ------------
Revenue -- psychiatric care                                            $ 12,823,964         $ 14,821,057
Revenue -- pharmaceutical care                                            9,599,625            3,029,965
                                                                       ------------         ------------
        Total revenue                                                    22,423,589           17,851,022

Costs and expenses:

       Direct operating expenses -- psychiatric care                      9,978,457           10,093,180
       Cost of sales -- pharmaceuticals                                   7,231,410            2,275,119
       Direct operating expenses -- pharmaceuticals                       1,179,556              409,503
       Marketing, general and administrative                              3,586,286            2,567,341
       Provision for bad debts                                            1,877,444              716,439
       Depreciation and amortization                                        279,528              239,194
       Special charge                                                       816,574                   --
       Net interest (income)                                               (377,132)            (508,811)
                                                                       ------------         ------------
                                                                         24,572,123           15,791,965
     Income (loss) before minority interest, income taxes
         and cumulative change                                           (2,148,534)           2,059,057
     Minority interest                                                     (469,744)             239,294
                                                                       ------------         ------------
     Income (loss) before income taxes and cumulative change             (1,678,790)           1,819,763
     Income tax (benefit) expense                                          (688,000)             749,000
                                                                       ------------         ------------
     Net income (loss) before cumulative change                            (990,790)           1,070,763
     Cumulative change, net of income tax benefit                                --              592,689
                                                                       ------------         ------------
     Net Income (loss)                                                 $   (990,790)        $    478,074
                                                                       ============         ============
     Earnings (loss) per common share before cumulative change:
          Basic                                                        $      (0.15)        $       0.15
                                                                       ============         ============
          Diluted                                                      $      (0.15)        $       0.15
                                                                       ============         ============
     Earnings (loss) per common share :
          Basic                                                        $      (0.15)        $       0.07
                                                                       ============         ============
          Diluted                                                      $      (0.15)        $       0.07
                                                                       ============         ============
     Shares used in computing earnings (loss) per share:
          Basic                                                           6,667,356            6,953,225
                                                                       ============         ============
          Diluted                                                         6,667,356            7,320,778
                                                                       ============         ============


     See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       JULY 31,             JULY 31,
                                                                         1999                 1998
                                                                     ------------         ------------
OPERATING ACTIVITIES
Net income (loss)                                                    $   (990,790)        $    478,074
Adjustments to reconcile net income to net cash
      used in operating activities:
      Provision for bad debts                                           1,877,444              716,439
      Depreciation and amortization                                       279,528              239,194
      Special charge                                                      816,574                   --
      Cumulative effect of change in accounting principle                      --              592,689
      Income (loss) applicable to minority interest                      (469,744)             239,294
      Deferred income taxes                                              (538,043)             (13,099)
      Changes in operating assets and liabilities:
           Accounts and notes receivables                              (4,217,090)          (5,011,035)
           Prepaid expenses and other assets                             (245,399)            (403,285)
           Accounts payable and accrued expenses                         (394,969)            (673,986)
           Accrued compensation and employee benefits                        (910)            (121,340)
           Advances from case management agencies                         (16,669)              94,247
           Payable to related party                                     1,729,654            2,677,539
           Contract settlement reserve                                     17,195              170,933
           Income taxes receivable/payable                                     --              712,338
           Deferred rent expense                                           (1,245)               3,757
                                                                     ------------         ------------
Net cash used in operating activities                                  (2,154,464)            (298,241)

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments           2,566,148                   --
Purchases of short term investments                                    (1,391,563)          (2,146,237)
Purchases of furniture and office equipment                              (503,927)            (494,726)
                                                                     ------------         ------------
Net cash provided by (used in) investing activities                       670,658           (2,640,963)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                             --               42,530
Payments on note payable to bank                                          (23,713)             (23,774)
Acquisition of treasury stock                                            (750,000)                  --
                                                                     ------------         ------------
Net cash provided (used in) by financing activities                      (773,713)              18,756
                                                                     ------------         ------------
Net increase (decrease) in cash                                        (2,257,519)          (2,920,448)
Cash at beginning of period                                             5,441,012           18,522,859
                                                                     ------------         ------------
Cash at end of period                                                $  3,183,493         $ 15,602,411
                                                                     ============         ============

           See notes to condensed consolidated financial statements

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or "the Company") have been included. Operating results for the three months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

NOTE B -- EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended
                                                                      July 31,
                                                          -------------------------------
                                                               1999               1998
                                                          -------------------------------
Numerator
Net income (loss) available to common shareholders        $  (990,790)        $   478,074
                                                          ===========         ===========

Denominator:
Weighted average shares outstanding for basic
  earnings per share                                        6,667,356           6,953,225
                                                          -----------         -----------
Effects of dilutive securities
  Employee stock options and warrants                               0             367,553
                                                          -----------         -----------
Dilutive potential common shares                                    0             367,553
Shares used in computing diluted earnings per
  common share                                              6,667,356           7,320,778
                                                          ===========         ===========
Earnings (loss) per common share, basic                   $     (0.15)        $      0.07
                                                          ===========         ===========
Earnings (loss) per common share, diluted                 $     (0.15)        $      0.07
                                                          ===========         ===========

Common stock equivalents of 20,638 shares for the quarter ended July 31, 1999 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect related to the net loss for the quarter.

NOTE C -- DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs and Pharmaceuticals. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients. Activities classified as Other in the following schedule relate to primarily unallocated home office items and activity from the Company's chemical dependency and other programs.

A summary of segment activity is as follows:

                                                                        Three Months Ended
                                                                             July 31,
                                    -----------------------------------------------------------------------------------------
                                                           Case
                                      Outpatient         Management      Pharmaceutical
                                       Programs           Programs            Care                Other              Total
                                    -----------------------------------------------------------------------------------------
1999
Revenues                              $  9,249,795      $  3,087,983      $  9,599,625        $    486,186       $ 22,423,589

Income (loss) before income taxes
 and cumulative change                   1,788,373           111,373          (471,626)         (3,106,910)        (1,678,790)

1998
Revenues                              $ 12,252,493      $  2,096,647      $  3,029,965        $    471,917       $ 17,851,022

Income (loss) before income taxes
 and cumulative change                   3,403,116            20,049                 0          (1,603,402)         1,819,763

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Among those factors are those discussed below and in the Company's Annual Report on form 10-K for the fiscal year ended April 30, 1999 and the Company's periodic reports and other filings with the Securities and Exchange Commission. The release of forward-looking statements will not impose an obligation upon the Company to maintain or update these statements in the future. The Company shall assume no responsibility to publicly release the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

PMR Corporation ("PMR" or "the Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of a total of 41 Outpatient Programs, two Case Management Programs and four Chemical Dependency Programs. Stadt Solutions, LLC ("Stadt Solutions"), the Company's majority owned subsidiary with Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.) ("Stadtlander"), offers a specialty pharmacy program for individuals with SMI, which presently serves approximately 7,500 individuals through fifteen pharmacies in fourteen states. Stadt Solutions received the Company's clinical research and information business upon formation. PMR, including Stadt Solutions, operates in approximately twenty-five states and employs or contracts with more than 400 mental health and pharmaceutical professionals and provides services to approximately 11,000 individuals diagnosed with SMI.

SOURCES OF REVENUE

Outpatient Programs. Outpatient Programs managed or administered by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a large extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 36 of the 41 Outpatient Programs operated during the first quarter and constituted 67.8% of the Company's psychiatric care revenue for the three months ended July 31, 1999. These contractual agreements are with hospitals or

Community Mental Health Centers ("CMHCs"), and require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

     Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. At July 31, 1999, the Company had recorded $6.7 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 2000.

     Case Management Programs. For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortiums responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare") and is responsible for the administration, provision or arranging for the provision of psychiatric case management services and related outpatient clinical care for consumers who are eligible to participate in the TennCare program. Revenue under the TennCare program is recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The urgent care program receives interim payments, which are adjusted based on inpatient utilization statistics, which are compared to a baseline. Revenues are recognized based on the quarterly calculation of the statistical trends.

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

RESULTS OF OPERATIONS -- QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

     Revenue -- Psychiatric Care. Revenues from psychiatric care decreased from $14.8 million for the quarter ended July 31, 1998 to $ 12.8 million for the quarter ended July 31, 1999, a decrease of $ 2.0 million, or 13.5%. The Outpatient Programs recorded revenues of $9.2 million, a decrease of $3.1 million or 25% as compared to quarter ended July 31, 1998. Same site revenues decreased by 13.2% or $1.0 million as compared to the quarter ended July 31, 1998. In addition, seven sites were closed during the quarter ended July 31, 1999, which recorded revenues of $1.0 million less in the quarter ended July 31, 1999 as compared to the quarter ended July 31, 1998. A decrease of revenues of $575,000 for the quarter ended July 31, 1999, related to a revision of estimated contractual settlement with a certain provider. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 25.7% in the quarter ended July 31, 1999 as compared to 37.3% in the quarter ended July 31, 1998. The Company's Case Management Programs recorded revenues of $3.1 million, an increase of $1.0 million, or 47.6%, from the quarter ended July 31, 1998. The increase in revenues was due to a corresponding increase in consumers of 48.2% as compared to the quarter ended July 31, 1998. Revenue from the Company's Chemical Dependency and other programs not included as outpatient or case management was $486,000, an increase of 3.0% from the quarter ended July 31, 1998.

     Revenue -- Pharmaceuticals. Revenues from Pharmaceuticals increased from $3.0 million for the quarter ended July 31, 1998 to $9.6 million for the quarter ended July 31, 1999, a increase of $6.6 million, or 220.0%. The revenues for the quarter ended July 31, 1998 included only one month versus three months for the quarter ended July 31, 1999.

     Direct Operating Expenses -- Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses decreased from $10.1 million for the quarter ended July 31, 1998 to $10.0 million for the quarter ended July 31, 1999, a decrease of $100,000, or 1.0%. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 78.1%, an increase from 68.2% for the quarter ended July 31, 1998. The increase in operating expenses as a percentage of psychiatric care revenues primarily related to the $575,000 reduction in Outpatient Programs revenue from an adjustment to the contractual settlement during the quarter ended July 31, 1999, and the inclusion of operating expenses for managed care and research without a corresponding increase in revenue contribution.

     Cost of Sales -- Pharmaceuticals. Cost of sales of pharmaceutical products increased from $2.3 million for quarter ended July 31, 1998 to $7.2 million for the quarter ended July 31, 1999, a increase of 213.0%. The costs represent 75.1% and 75.3% of pharmaceutical revenue for the quarters ended July 31, 1998 and 1999 respectively. The cost of sales for the quarter ended July 31, 1998 included only one month versus three months for the quarter ended July 31, 1999.

     Direct Operating Expenses -- Pharmaceuticals. Direct operating expenses of pharmaceuticals increased from $410,000 for quarter ended July 31, 1998 to $1.2 million for the quarter ended July 31, 1999, an increase of $790,000 or 192.7%. The expenses represent 13.5% and 12.3% of pharmaceutical revenue for quarter ended July 31, 1998 and 1999, respectively. Direct operating expenses for the quarter ended July 31, 1998 included only one month versus three months for the quarter ended July 31, 1999.

     Marketing, General and Administrative. Marketing, general and administrative expenses increased from $2.6 million for the quarter ended July 31, 1998 to $3.6 million for the quarter ended July 31, 1999, an increase of $1.0 million or 38.5%. The increase was related to investment in the corporate headquarters to support existing and anticipated programs, including the Stadt Solutions venture and a coordinated care initiative in Southern California. As a percentage of total revenues, marketing, general and administrative expenses were 14.5% for the quarter ended July 31, 1998, as compared to 16.1% for quarter ended July 31, 1999. The increase in marketing, general and administrative expenses as a percent of revenue was due to an increase in support costs related to the coordinated care initiative without a proportionate increase in coordinated care revenue, partially offset by a significant increase in pharmaceutical revenues without proportionate increases in administrative expenses.

     Provision for Bad Debts. Expenses related to the provision for bad debts increased from $716,000 for the quarter ended July 31, 1998 to $1.9 million for the quarter ended July 31, 1999, an increase of $1.2 million, or 165.4%. The increase was due to reserves against revenue from sales of the new product segment pharmaceutical products and to a higher provision rate for bad debt associated with a less than expected collection experience in pharmaceutical products and certain Outpatient Programs that were subject to a high level of review from fiscal intermediaries. As a percentage of revenues, the provision for bad debts was 4.0% of revenues for the quarter ended July 31, 1998 as compared to 8.4% for the quarter ended July 31, 1999. The Company expects this accrual to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages.

     Depreciation and Amortization. Depreciation and amortization expenses increased from $239,000 for the quarter ended July 31, 1998 to $280,000 for the quarter ended July 31, 1999, an increase of $41,000, or 17.2%. The increase was due to additional capital expenditures associated with new Outpatient Programs and increased capital expenditures for information systems.

     Special Charge. In the first quarter ended July 31, 1999, the Company closed seven outpatient psychiatric program locations, incurring a charge of approximately $521,000. The charge consists of lease termination costs, operating losses and write-offs of various fixed assets. In addition, the Company has restructured certain departments company wide involving the reduction in force of approximately 19 employees. Severance costs of approximately $296,000 were incurred in connection with the restructuring. At July 31, 1999, an accrual for special charges of $557,000 was included in accrued liabilities in the consolidated balance sheet.

     Net Interest Income. Interest income, net of interest expense, decreased from $509,000 for the quarter ended July 31, 1998 to $377,000 for the quarter ended July 31, 1999, a decrease of $132,000, or 25.9%. This decrease resulted from lower cash, cash equivalents and short-term investment balances resulting from the purchase of Treasury Stock and the use of cash in operations.

     Income (Loss) Before Minority Interest, Income Taxes and Cumulative Change. Income (loss) before minority interest, income taxes and cumulative change decreased from $2.1 million for the quarter ended July 31 1998 to a loss of $2.1 million for the quarter ended July 31, 1999, a decrease of $4.2 million.

     Minority Interest. Minority interest decreased from an operating gain of $239,000 for the quarter ended July 31, 1998 to an operating loss of $470,000 for the quarter ended July 31, 1999, a decrease of $709,000. Minority interest represents the allocation of the operating gains or losses of Stadt Solutions during the quarter to the minority shareholder as required by the Stadt Solutions Operating Agreement.

     Cumulative Change. The cumulative change of $593,000 for the quarter ended July 31, 1998, represents the effect, net of income tax benefit of $411,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first quarter of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on Costs of Start-up Activities.

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended July 31, 1999, net cash used in operating activities was $2.2 million. Working capital at July 31, 1999 was $49.5 million, a decrease of $2.7 million, as compared to working capital at April 30, 1999. Cash, cash equivalents and short-term investments at July 31, 1999 were $29.5 million, a decrease of $3.5 million or 10.6% as compared to April 30, 1999.

     The use of cash for operating activities during the quarter ended July 31, 1999 was due to delayed collection of accounts receivable. The Company experienced growth in accounts receivable due to an increase in days revenue outstanding from 76 at April 30, 1999 to 90 at July 31, 1999. The increase in days revenue outstanding was primarily due to focused review of claims by fiscal intermediaries at several outpatient programs. The other significant use of cash was leasehold improvements associated with recently opened sites and investment in information technology.

     Working capital available to finance fiscal 2000 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of July 31, 1999, no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 2000 to continue expansion of the Company's Outpatient and Case Management Programs, for expansion of Stadt Solutions' pharmacy services, and for the development of a risk based coordinated care project. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with, selective acquisitions.

     In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions. As of April 30, 1999, the Company repurchased 90,000 shares of its common stock at an average price of $5.81 per share, or $523,750, in open market transactions. In May 1999, the Company repurchased an additional 200,000 shares of its common stock at a price of $3.75 per share, or $750,000, in open market transactions. These shares are held in treasury. In May 1999, the Board of Directors authorized an additional 5% of the Company's outstanding common stock for repurchase.

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

     From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first quarter of fiscal 1999 and 2000, a majority of the Company's psychiatric care revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of the Company's contracts with its providers contain warranty obligations that require the Company to indemnify such providers for the portion of the Company's management fee disallowed for reimbursement. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

     The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. Corrections are currently being made and are expected to be substantially implemented by the second quarter of fiscal 2000. The Company expects that the total cost associated with these revisions will not be material. These costs were primarily incurred during fiscal 1999 and charged to expense as incurred. For externally maintained systems, the Company has begun working with vendors to ensure that each system is currently year 2000 compliant or will be made year 2000 compliant during fiscal 2000. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. The Company believes that by completing its planned corrections to its computer applications, the year 2000 issue with respect to the Company's systems can be mitigated. However, if such corrections cannot be completed on a timely basis, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality, worst case scenario or effect of any failure of such assessment to be correct.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company does not and did not invest in market risk sensitive instruments in the first quarter of fiscal 2000. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

     Not Applicable

Item 2 -- Changes in Securities and Use of Proceeds

     None

Item 3 -- Defaults upon Senior Securities

     None

Item 4 -- Submission of Matters to a Vote of Security Holders

     None

Item 5 -- Other Information

     None

Item 6 -- Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 1999

                                        PMR CORPORATION


                                        BY: /s/ Mark Clein
                                            ------------------------------------
                                            MARK CLEIN
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        BY: /s/ Michael Feori
                                            ------------------------------------
                                            MICHAEL FEORI
                                            Controller
                                            (Principal Accounting Officer)