Form 10-Q
period 1999-10-31
PMR CORP
filed 1999-12-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_________________

                         Commission file number 0-20488

                                 PMR CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                        23-2491707
            --------                                        ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

501 Washington Street, 5th Floor San Diego, California                   92103
------------------------------------------------------                   -----
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      At November 30, 1999, PMR Corporation had 6,213,877 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX


PART I                          FINANCIAL INFORMATION                Page
            Item 1.
            Financial      Condensed Consolidated Balance
            Statements     Sheets as of  October 31, 1999
                           (Unaudited) and April 30, 1999              1

                           Condensed Consolidated
                           Statements of Operations for
                           the three and six month
                           periods ended October 31, 1999              2
                           and 1998 (Unaudited)

                           Condensed Consolidated
                           Statements of Cash Flows for
                           the six months ended October
                           31, 1999 and 1998 (Unaudited)               3

                           Notes to Condensed
                           Consolidated Financial                      4
                           Statements (Unaudited)

            Item 2.        Management's Discussion and
                           Analysis of Financial
                           Condition and Results of                    7
                           Operations

            Item 3.        Quantitative and Qualitative
                           Disclosures about Market Risks             17

PART II     OTHER INFORMATION

            Item 1.        Legal Proceedings                          18
            Item 2.        Changes in Securities and Use              18
                           of Proceeds
            Item 3.        Defaults Upon Senior Securities            18
            Item 4.        Submission of Matters to a                 18
                           Vote of Security Holders
            Item 5.        Other Information                          18
            Item 6.        Exhibits and Reports on Form 8-K           18

                         PART I - FINANCIAL INFORMATION
Item 1.                        FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             OCTOBER 31,           APRIL 30,
                                                                                1999                 1999
                                                                            ------------         ------------
ASSETS                                                                       (UNAUDITED)           (AUDITED)
Current assets:
    Cash and cash equivalents                                               $  8,700,730         $  5,441,012
    Short-term investments, available for sale                                23,947,764           27,509,554
    Accounts receivable, net of allowance for uncollectible amounts
      of $15,213,636 in 2000 and $10,664,000 in 1999                          19,727,828           20,002,894
    Prepaid expenses and other current assets                                  1,808,688            1,787,859
    Income taxes receivable                                                      652,252            2,212,815
    Deferred income tax benefit                                                4,653,000            4,653,000
                                                                            ------------         ------------
Total current assets                                                          59,490,262           61,607,134

Furniture and office equipment, net of accumulated depreciation                3,581,337            2,863,934
      of $1,913,333 in 2000 and $1,532,000 in 1999
Long-term receivables, net of allowance for uncollectible amounts              4,353,244            4,742,329
      of $3,527,602 in 2000 and $4,087,000 in 1999
Deferred income tax benefit                                                    1,206,000            1,206,000
Other assets                                                                     602,773              546,621
                                                                            ------------         ------------
Total assets                                                                $ 69,233,616         $ 70,966,018
                                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  1,490,761         $  1,539,327
    Accrued expenses                                                           1,915,886            1,852,335
    Accrued compensation and employee benefits                                 1,958,573            2,083,082
    Advances from case management agencies                                     1,007,204              846,353
    Payable to related party                                                   4,780,569            3,052,610
                                                                            ------------         ------------
Total current liabilities                                                     11,152,993            9,373,707

Note payable                                                                     246,091              294,073
Deferred rent expense                                                             49,706               53,438
Contract settlement reserve                                                    7,259,172            6,672,727
Minority interest                                                                764,337            1,921,057

Commitments
Stockholders' equity:
    Convertible preferred stock, $.01 par value, authorized shares -
      1,000,000; issued & outstanding shares - none in 2000 and 1999                  --                   --
    Common Stock, $.01 par value, authorized shares - 19,000,000;
      issued and outstanding shares - 6,238,878 in 2000 and
       6,988,878 in 1999                                                          69,889               69,889
    Additional paid-in capital                                                48,123,385           48,123,385
    Retained earnings                                                          4,245,387            5,400,242
    Treasury stock, 750,000 shares of common stock at cost                    (2,677,344)            (942,500)
                                                                            ------------         ------------
Total stockholders' equity                                                    49,761,317           52,651,016
                                                                            ------------         ------------
Total liabilities and stockholders' equity                                  $ 69,233,616         $ 70,966,018
                                                                            ============         ============



See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months ended October 31,     Six Months ended October 31,
                                                                -----------------------------     -----------------------------
                                                                    1999             1998             1999             1998
                                                                ------------     ------------     ------------     ------------
Revenue - psychiatric care                                      $ 12,505,848     $ 13,797,558     $ 25,329,812     $ 28,618,615
Revenue - pharmaceutical                                          10,240,842        8,619,593       19,840,467       11,649,558
                                                                ------------     ------------     ------------     ------------
     Total revenue                                                22,746,690       22,417,151       45,170,279       40,268,173

  Costs and expenses:
    Direct operating expenses - psychiatric care                   9,541,131        9,473,247       19,519,588       19,566,427
    Cost of sales - pharmaceuticals                                7,317,639        6,747,636       14,549,049        9,022,755
    Direct operating expenses - pharmaceuticals                    1,474,306        1,210,144        2,653,862        1,619,647
    Marketing, general and administrative                          3,303,523        2,461,820        6,889,809        5,029,161
    Provision for bad debts                                        2,254,811        1,192,475        4,132,255        1,908,914
    Depreciation and amortization                                    337,378          299,333          616,906          538,527
    Acquisition expense                                                   --        1,774,772               --        1,774,772
    Special charge (credit)                                         (133,813)        (678,292)         682,761         (678,292)
    Net interest (income)                                           (382,244)        (482,315)        (759,376)        (991,126)
                                                                ------------     ------------     ------------     ------------
                                                                  23,712,731       21,998,820       48,284,854       37,790,785
  Income (loss) before minority interest, income taxes
      and cumulative change                                         (966,041)         418,331       (3,114,575)       2,477,388
  Minority interest                                                 (686,976)         272,654       (1,156,720)         511,948
                                                                ------------     ------------     ------------     ------------
  Income (loss) before income taxes and cumulative change           (279,065)         145,677       (1,957,855)       1,965,440
  Income tax (benefit) expense                                      (115,000)          57,000         (803,000)         806,000
                                                                ------------     ------------     ------------     ------------
  Net income (loss) before cumulative change                        (164,065)          88,677       (1,154,855)       1,159,440

  Cumulative change, net of income tax benefit                            --               --               --          592,689
                                                                ------------     ------------     ------------     ------------
  Net income (loss)                                             $   (164,065)    $     88,677     $ (1,154,855)    $    566,751
                                                                ============     ============     ============     ============

  Earnings (loss) per common share before cumulative change:
       Basic                                                    $      (0.03)    $       0.01     $      (0.18)    $       0.17
                                                                ============     ============     ============     ============
       Diluted                                                  $      (0.03)    $       0.01            (0.18)            0.16
                                                                ============     ============     ============     ============

  Earnings (loss) per common share:
       Basic                                                    $      (0.03)    $       0.01     $      (0.18)    $       0.08
                                                                ============     ============     ============     ============
       Diluted                                                  $      (0.03)    $       0.01            (0.18)            0.08
                                                                ============     ============     ============     ============

  Shares used in computing earnings (loss) per share:
       Basic                                                       6,433,606        6,936,548        6,433,606        6,944,886
                                                                ============     ============     ============     ============
       Diluted                                                     6,433,606        7,243,812        6,433,606        7,316,077
                                                                ============     ============     ============     ============



See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED OCTOBER 31,
                                                                     1999             1998
                                                                 ------------     ------------
OPERATING ACTIVITIES
Net Income (Loss)                                                $ (1,154,855)    $    566,751
Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Write-off of costs related to terminated acquisition                --        1,774,772
       Special charge                                                 682,761         (678,292)
       Depreciation and amortization                                  616,906          538,527
       Provision for bad debts                                      4,132,255        1,908,914
       Cumulative effect of change in accounting principle                 --          592,689
       Income (loss) applicable to minority interest               (1,156,720)         511,948
       Deferred income taxes                                        1,560,563               --
       Changes in operating assets and liabilities:
               Accounts and notes receivables                      (3,468,104)     (11,035,612)
               Prepaid expenses and other assets                     (135,440)         152,763
               Accounts payable and accrued expenses                 (667,776)      (1,359,301)
               Accrued compensation and employee benefits            (124,509)        (253,784)
               Advances from case management agencies                 160,851         (169,405)
               Payable to related party                             1,727,959        6,836,088
               Contract settlement reserve                            586,446          283,817
               Income taxes receivable/payable                             --          604,207
               Deferred rent expense                                   (3,732)          (1,393)
                                                                 ------------     ------------
Net cash provided by operating activities                           2,756,605          272,689

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments       6,799,666       46,475,547
Purchases of short term investments                                (3,237,877)     (35,561,782)
Purchases of furniture and office equipment                        (1,275,849)        (689,341)
                                                                 ------------     ------------
Net cash provided by investing activities                           2,285,940       10,224,424

FINANCING ACTIVITIES
Proceeds from sale of common stock                                         --          255,551
Payments on note payable to bank                                      (47,982)         (47,337)
Acquisition of treasury stock                                      (1,734,844)              --
                                                                 ------------     ------------
Net cash provided (used in) by financing activities                (1,782,826)         208,214
                                                                 ------------     ------------

Net increase in cash                                                3,259,718       10,705,327
Cash at beginning of period                                         5,441,012       18,522,859
                                                                 ------------     ------------
Cash at end of period                                            $  8,700,730     $ 29,228,186
                                                                 ============     ============



See notes to condensed consolidated financial statements

                                 PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three and six months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

NOTE B - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                           Six Months Ended
                                                              October 31,
                                                      ---------------------------
                                                         1999            1998
                                                      -----------     -----------
Numerator
Net income (loss) available to common stockholders    $(1,154,855)    $   566,751
                                                      ===========     ===========

Denominator:
Weighted average shares outstanding for basic
  earnings per share                                    6,433,606       6,944,886
                                                      -----------     -----------
Effects of dilutive securities
  Employee stock options and warrants                           0         371,191
                                                      -----------     -----------
Dilutive potential common shares                                0         371,191
Shares used in computing diluted earnings per
  common share                                          6,433,606       7,316,077
                                                      ===========     ===========

Earnings (loss) per common share, basic               $     (0.18)    $      0.08
                                                      ===========     ===========
Earnings (loss) per common share, diluted             $     (0.18)    $      0.08
                                                      ===========     ===========


Common stock equivalents of 2,636 shares for the six months ended October 31, 1999 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect related to the net loss for the six months ended October 31, 1999.

NOTE C - DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs and Pharmaceutical Care. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients. Activities classified as Other in the following schedule relate to primarily unallocated home office items and activity from the Company's chemical dependency and other programs.

A summary of segment activity is as follows:

                                                          Six Months Ended
                                                             October 31,
                               ------------------------------------------------------------------------------
                                                  Case
                                 Outpatient     Management    Pharmaceutical
                                  Programs       Programs          Care             Other           Total
                               ------------    ------------   --------------    ------------     ------------
1999
Revenues                       $ 17,666,720    $  6,651,255    $ 19,840,467     $  1,011,837     $ 45,170,279
Income (loss) before income
taxes and cumulative
change                            3,671,877         444,841      (1,161,356)      (4,913,217)      (1,957,855)

1998
Revenues                       $ 22,886,589    $  4,909,578    $ 11,649,558     $    822,448     $ 40,268,173
Income (loss) before income
taxes and cumulative
change                            5,582,232         294,258               0       (3,911,050)       1,965,440

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

OVERVIEW

PMR Corporation ("PMR" or the "Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of a total of 37 Outpatient Programs, two Case Management Programs and four Chemical Dependency Programs. Stadt Solutions, LLC ("Stadt Solutions"), the Company's majority owned subsidiary with Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.) ("Stadtlander"), offers a specialty pharmacy program for individuals with SMI, which presently serves approximately 8,000 individuals through sixteen pharmacies in fifteen states. Stadt Solutions received the Company's clinical research and information business upon formation. PMR, including Stadt Solutions, operates in approximately twenty-five states and employs or contracts with more than 400 mental health and pharmaceutical professionals and provides services to approximately 11,000 individuals diagnosed with SMI.

SOURCES OF REVENUE

      Outpatient Programs. Outpatient Programs managed or administered by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a large extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements are in effect at 32 of the 37 Outpatient Programs operated during the second quarter and constituted 62.5% of the Company's psychiatric care revenue for the three months ended October 31, 1999. These contractual agreements are with hospitals or Community Mental Health Centers ("CMHCs"), and require the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the

Outpatient Programs typically are covered by Medicare. In light of the Company's recent financial performance and anticipated regulatory changes, the Company is in the process of restructuring its contracts. The Company cannot determine how many of the contracts will be successfully restructured. Those contracts that are not restructured will be candidates for sale or termination. To the extent there are program closures, the Company may incur restructuring charges associated with asset impairment, lease terminations and severance charges.

      Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of October 31, 1999, the Company had recorded $7.3 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal 2000.

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

      Chemical Dependency Programs. In Southern California, the Company contracts primarily with managed care companies and commercial insurers to provide its outpatient chemical dependency services. The contracts are structured as fee-for-service or case rate reimbursement and revenue is recognized in the period in which the related service is delivered. The Company is negotiating to sell its Chemical Dependency Programs to a private company. The parties have agreed on a letter of intent, which establishes the economic terms of a transaction. The transaction is expected to close in the third quarter ended January 31, 2000. No assurance can be given that the transaction will be consummated.

RESULTS OF OPERATIONS - QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

      Revenue - Psychiatric Care. Revenues from psychiatric care decreased from $13.8 million for the quarter ended October 31, 1998 to $12.5 million for the quarter ended October 31, 1999, a decrease of $1.3 million, or 9.4%. The Outpatient Programs recorded revenues of $8.4 million for the quarter ended October 31, 1999; a decrease of $2.2 million or 20.8% as compared to quarter ended October 31, 1998. Same site revenues decreased from $7.1 million for the quarter ended October 31, 1998 to $6.3 million for the quarter ended October 31, 1999, a decrease of 11.7% or $827,000. Closed sites accounted for a net revenue decrease of $1.4 million for the quarter ended October 31, 1999 when compared to the quarter ended October 31, 1998. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 32.4% in the quarter ended October 31, 1999 as compared to 38.9% in the quarter ended October 31, 1998. The primary reason for the reduction in operating margin was an increase in operating expenses as a percentage of psychiatric care revenue from 68.7% for the quarter ended October 31, 1998, to 76.3% for the quarter ended October 31, 1999. The Company's Case Management Programs recorded revenues of $3.6 million, an increase of $750,000, or 26.7%, from the quarter ended October 31, 1998. The increase in revenues was due to an increase in consumers of 50.3% as compared to the quarter ended October 31, 1998. Revenue from the Company's Chemical Dependency and other programs not included as outpatient or case management was $526,000 for the quarter ended October 31, 1999, an increase of 50.0% from the quarter ended October 31, 1998.

      Revenue - Pharmaceuticals. Revenues from Pharmaceuticals increased from $8.6 million for the quarter ended October 31, 1998 to $10.2 million for the quarter ended October 31, 1999, an increase of $1.6 million, or 18.8%. New facilities accounted for $1.1 million of increased revenue for the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998. Same site revenue increased by $487,000 in the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998.

      Direct Operating Expenses - Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were unchanged at $9.5 million for the quarter ended October 31, 1998 and 1999, respectively. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 76.3%, an increase from 68.7% for the quarter ended October 31, 1998. The increase in operating expenses as a percentage of psychiatric care revenues reflects the allocation of operational costs over fewer program sites and lower revenues.

      Cost of Sales - Pharmaceuticals. Cost of sales of Pharmaceutical products increased from $6.7 million for quarter ended October 31, 1998 to $7.3 million for the quarter ended October 31, 1999, a increase of 8.4% or $570,000. The costs represent 78.3% and 71.5% of Pharmaceutical revenue for the quarters ended October 31, 1998 and 1999 respectively. The increase in the cost of sales is primarily the result of the addition of new facilities.

      Direct Operating Expenses - Pharmaceuticals. Direct operating expenses of Pharmaceuticals increased from $1.2 million for quarter ended October 31, 1998 to $1.5 million for the quarter ended October 31, 1999, an increase of $264,000 or 21.8%. The expenses represent 14.0% and 14.4% of Pharmaceutical revenue for the quarters ended October 31, 1998 and 1999, respectively. The increase in the direct operating expenses is primarily the result of the addition of new facilities.

      Marketing, General and Administrative. Marketing, general and administrative expenses increased from $2.5 million for the quarter ended October 31, 1998 to $3.3 million for the quarter ended October 31, 1999, an increase of $842,000 or 34.2%. The change consists of an increase for Stadt Solutions related to investments in infrastructure and support staff partially offset by a decrease in marketing, general and administrative expenses related to psychiatric care, case management and other programs. Pharmaceutical marketing, general and administrative expenses increased by $1.3 million for the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998, while non-pharmaceutical expenses decreased by $448,000 for the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998. As a percentage of total revenues, marketing, general and administrative expenses were 11.0% for the quarter ended October 31, 1998, as compared to 14.5% for quarter ended October 31, 1999. The increase in marketing, general and administrative expenses as a percent of revenue was due primarily to investments in infrastructure and support staff for Pharmaceutical operations.

      Provision for Bad Debts. Expenses related to the provision for bad debts increased from $1.2 million for the quarter ended October 31, 1998 to $2.3 million for the quarter ended October 31, 1999, an increase of $1.1 million, or 89.1%. The increase was due to reserves against increased revenue from sales of the Pharmaceutical products segment and to a higher provision rate for bad debt associated with a less than expected collection experience in Pharmaceutical products. As a percentage of revenues, the provision for bad debts was 5.3% of revenues for the quarter ended October 31, 1998 as compared to 9.9% for the quarter ended October 31, 1999. The Company expects the allowance for uncollectable accounts to fluctuate based on the amount of claims under review in its Outpatient Programs, the number of programs that the Company manages and its experience with Pharmaceutical products. The Company may need to further increase its provision for bad debts if program closures increase significantly due to the inability to restructure its contracts.

      Depreciation and Amortization. Depreciation and amortization expenses increased from $299,000 for the quarter ended October 31, 1998 to $337,000 for the quarter ended October 31, 1999, an increase of $38,000, or 12.7%. The increase was due to additional capital expenditures associated primarily with Pharmaceutical operations.

      Special Charge (Credit). In the quarter ended October 31, 1999, the Company closed two Outpatient Program locations, incurring a charge of $16,000 for lease termination costs. The Company also recognized a special charge credit in the amount of $150,000 associated with the receipt of funds related to a terminated agreement with a case management agency. As of October 31, 1999, the accrual for special charges included in the liabilities section in the consolidated balance sheet was $792,000.

       Net Interest Income. Interest income, net of interest expense, decreased from $482,000 for the quarter ended October 31, 1998 to $382,000 for the quarter ended October 31, 1999, a decrease of $100,000, or 20.7%. This decrease resulted from lower cash, cash equivalents and short-term investment balances resulting from the purchase of Treasury Stock and the use of cash in operations in prior quarters.

      Income (Loss) Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change decreased from $418,000 for the quarter ended October 31 1998 to a loss of $966,000 for the quarter ended October 31, 1999, a decrease of $1.4 million.

      Minority Interest. Minority interest decreased from an operating gain of $272,000 for the quarter ended October 31, 1998 to an operating loss of $687,000 for the quarter ended October 31, 1999, a decrease of $959,000. Minority interest represents the allocation of the operating gains or losses of Stadt Solutions during the quarter to the minority shareholder as required by the Stadt Solutions Operating Agreement.

RESULTS OF OPERATIONS - SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

      Revenue - Psychiatric Care. Revenues from psychiatric care decreased from $28.6 million for the six months ended October 31, 1998 to $25.3 million for the six months ended October 31, 1999, a decrease of $3.3 million, or 11.5%. The Outpatient Programs recorded revenues of $17.7 million, a decrease of $5.2 million or 22.8% as compared to six months ended October 31, 1998. Same site revenues decreased by 8.6% or $1.2 million as compared to the six months ended October 31, 1998. Closed sites accounted for a net revenue decrease of $3.8 million for the six months ended October 31, 1999 when compared to the six months ended October 31, 1998. A decrease of revenues of $575,000 for the six months ended October 31, 1999, as compared to the six months ended October 31, 1998, related to a revision of estimated contractual settlement with a certain provider. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 32.3% in the six months ended October 31, 1999 as compared to 38.0% in the six months ended October 31, 1998. The primary reason for this reduction in operating margin was an increase in operating expenses as a percentage of psychiatric care revenue from 68.4% for the six months ended October 31, 1998, to 77.1% for the six months ended October 31, 1999. The Company's Case Management Programs recorded revenues of $6.7 million for the six months ended October 31, 1999, an increase of $1.7 million, or 35.5%, from the six months ended October 31, 1998. The increase in revenues was due to an increase in consumers of 50.1% as compared to the six months ended October 31, 1998. Revenue from the Company's Chemical Dependency and other programs not included as outpatient or case management was $1.0 million, an increase of 23.0% from the six months ended October 31, 1998.

      Revenue - Pharmaceuticals. Revenues from Pharmaceuticals increased from $11.6 million for the six months ended October 31, 1998 to $19.8 million for the six months ended October 31, 1999, an increase of $8.2 million, or 70.3%. The revenues for the six months ended October 31, 1998 included four months versus six months for the six months ended October 31, 1999.

      Direct Operating Expenses - Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses decreased from $19.6 million for the six months ended October 31, 1998 to $19.5 million for the six months ended October 31, 1999, a decrease of $47,000, or 0.2%. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 77.1% for the six months ended October 31, 1999, an increase from 68.4% for the six months ended October 31, 1998. The increase in operating expenses as a percentage of psychiatric care revenues related to the $575,000 reduction in Outpatient Programs revenue from an adjustment to the contractual settlement during the six months ended October 31, 1999 and the closing of nine program sites during the six months ended October 31, 1999.

      Cost of Sales - Pharmaceuticals. Cost of sales of Pharmaceutical products increased from $9.0 million for six months ended October 31, 1998 to $14.5 million for the six months ended October 31, 1999, an increase of 61.2%. The costs represent 77.5% and 73.3% of Pharmaceutical revenue for the quarters ended October 31, 1998 and 1999 respectively. The cost of sales for the six months ended October 31, 1998 included four months versus six months for the six months ended October 31, 1999.

      Direct Operating Expenses - Pharmaceuticals. Direct operating expenses of Pharmaceuticals increased from $1.6 million for six months ended October 31, 1998 to $2.6 million for the six months ended October 31, 1999, an increase of $1.0 million or 63.9%. The expenses represent 13.9% and 13.4% of Pharmaceutical revenue for six months ended October 31, 1998 and 1999, respectively. Direct operating expenses for the six months ended October 31, 1998 included four months versus six months for the six months ended October 31, 1999.

      Marketing, General and Administrative. Marketing, general and administrative expenses increased from $5.0 million for the six months ended October 31, 1998 to $6.9 million for the six months ended October 31, 1999, an increase of $1.9 million or 37.0%. The change consists of an increase for Stadt Solutions related to investments in infrastructure and support staff partially offset by a decrease in marketing, general and administrative expenses related to psychiatric care, case management and other programs. Pharmaceutical marketing, general and administrative expenses increased by $2.2 million, while non-pharmaceutical expenses decreased by $363,000 for the quarter ended October 31, 1999. As a percentage of total revenues, marketing, general and administrative expenses were 12.5% for the six months ended October 31, 1998, as compared to 15.3% for six months ended October 31, 1999. The increase in marketing, general and administrative expenses as a percent of revenue was due primarily to investments in infrastructure and support staff for Pharmaceutical operations.

      Provision for Bad Debts. Expenses related to the provision for bad debts increased from $1.9 million for the six months ended October 31, 1998 to $4.1 million for the six months ended October 31, 1999, an increase of $2.2 million, or 116.5%. The increase was due entirely to reserves against revenue from sales of the new product segment Pharmaceutical products. As a percentage of revenues, the provision for bad debts was 4.7% of revenues for the six months ended October 31, 1998 as compared to 9.1% for the six months ended October 31, 1999. The Company expects the allowance for uncollectable amounts to fluctuate based on the amount of claims under review in its Outpatient Programs, the number of programs that the Company manages and its experience with Pharmaceutical products. The Company may need to further increase its provision for bad debts if program closures increase significantly due to the inability to restructure its contracts.

      Depreciation and Amortization. Depreciation and amortization expenses increased from $539,000 for the six months ended October 31, 1998 to $616,900 for the six months ended October 31, 1999, an increase of $78,000, or 14.6%. The increase was due to additional capital expenditures associated primarily with Pharmaceutical operations.

      Special Charge. For the six months ended October 31, 1999, the Company closed nine outpatient psychiatric program locations, incurring a charge of approximately $683,000. The charge consists of lease termination costs, operating losses and write-offs of various fixed assets. In addition, the Company has restructured certain departments Company-wide involving the reduction in force of approximately 19 employees. Severance costs of approximately $296,000 were incurred as a special charge in connection with the restructuring. As of October 31, 1999, the accrual for special charges included in the liabilities section in the consolidated balance sheet was $792,000.

      Net Interest Income. Interest income, net of interest expense, decreased from $991,000 for the six months ended October 31, 1998 to $759,000 for the six months ended October 31, 1999, a decrease of $232,000, or 23.4%. This decrease resulted from lower cash, cash equivalents and short-term investment balances resulting from the purchase of Treasury Stock and the use of cash in operations in prior quarters.

      Income (Loss) Before Minority Interest, Income Taxes and Cumulative Change. Income before minority interest, income taxes and cumulative change decreased from $2.5 million for the six months ended October 31 1998 to a loss of $3.1 million for the six months ended October 31, 1999, a decrease of $5.6 million.

      Minority Interest. Minority interest decreased from an operating gain of $512,000 for the six months ended October 31, 1998 to an operating loss of $1.2 million for the six months ended October 31, 1999, a decrease of $1.7 million. Minority interest represents the allocation of the operating gains or losses of Stadt Solutions during the six months to the minority shareholder as required by the Stadt Solutions Operating Agreement.

      Cumulative Change. The cumulative change of $593,000 for the six months ended October 31, 1998, represents the effect, net of income tax benefit of $411,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first six months of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on Costs of Start-up Activities.




LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended October 31, 1999, net cash provided in operating activities was $2.8 million. Working capital as of October 31, 1999 was $48.3 million, a decrease of $3.9 million, as compared to working capital at April 30, 1999. Cash, cash equivalents and short-term investments totaled $32.6 million as of October 31, 1999, a decrease of $302,072 or 0.9% as compared to April 30, 1999.

      Cash was provided by operating activities during the six months ended October 31, 1999 due to intensified collection of accounts receivable and receipt of a tax refund of $2.2 million from the IRS. The Company experienced growth in accounts receivable due to an increase in days revenue outstanding from 76 at April 30, 1999 to 92 as of October 31, 1999. The increase in days revenue outstanding was primarily due to focused review of claims by fiscal intermediaries at several outpatient programs.

      Working capital available to finance fiscal 2000 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of October 31, 1999, no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 2000 to continue expansion of the Company's Case Management Programs, and for the development of a risk based coordinated care project. The Company also may use working capital and, if necessary, incur indebtedness in connection with, selective acquisitions.

      In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. As of April 30, 1999, the Company repurchased 90,000 shares of its common stock at an average price of $5.81 per share, or $523,750, in open market transactions. In May 1999, the Company repurchased an additional 200,000 shares of its common stock at a price of $3.75 per share, or $750,000, in open market transactions. In May 1999, the Board of Directors authorized the repurchase of an additional 5% of the Company's outstanding common stock. During the quarter ended October 31, 1999, the Company repurchased 410,000 shares of its common stock at an average price of $2.33 per share, or $984,844, in open market transactions. As of October 31, 1999, the Company has repurchased 700,000 shares of common stock. All shares repurchased are held in treasury.

      The Company began a research and development effort in August 1999 related to work done in connection with the case management and coordinated care projects. The Company is seeking to develop and commercialize software for the electronic prescribing of medications for the SMI population. The Company intends to initially target community mental health organizations with this software product. As of October 31, 1999, the Company has expended $256,000 in this effort of which $140,000 has been capitalized in accordance with FASB Statement No. 86 Accounting for Software Costs. The Company anticipates ongoing expenditures to complete and commercialize this effort, with portions of the expenditures capitalized according to FASB Statement No.
86.

      From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first six months of fiscal 1999 and 2000, a majority of the Company's psychiatric care revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of the Company's contracts with its providers contain warranty obligations that require the Company to indemnify such providers for the portion of the Company's management fee disallowed for reimbursement. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectation that, if claims arise, they will arise on a periodic basis over several years and that any disallowance will merely be offset against obligations already owed by the provider to the Company.

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

      The Company has completed a thorough review of its material computer applications and has identified and scheduled necessary corrections for its computer applications. All known corrections have been accomplished as of quarter ended October 31, 1999. The total cost associated with these revisions was not material. These costs were primarily incurred during fiscal 1999 and charged to expense as incurred. For externally maintained systems, the Company has worked with vendors to ensure that each system is currently year 2000 compliant. The Company will continue to work with vendors in the event new areas are identified regarding year 2000 computer issues. The cost to be incurred by the Company related to externally maintained systems has been minimal to date. The Company believes that it has, to the best of its knowledge, completed its planned corrections to its computer applications for the year 2000 issue. However, if such corrections have not been adequately completed, the year 2000 issue could have a material adverse impact on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party vendors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality, worst case scenario or effect of any failure of such assessment to be correct.

      The Company has initiated a program to determine whether the computer applications of its significant payors and contract providers will be upgraded in a timely manner. The Company has completed this review, but it is still unknown whether computer applications of contract providers and Medicare and other payors will be year 2000 compliant. The Company has not been able to determine the extent to which any disruption in the billing practices of providers or the payment practices of Medicare or other payors caused by the year 2000 issues will affect the Company's operations. Any such disruption in the billing or reimbursement process could have a substantial adverse impact on Medicare or Medicaid payments to providers and, in turn, payments to the Company. Any such disruption could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has not established a contingency plan in the event of any such disruption or worst case scenario.

      Stadt Solutions has completed a review and assessment of its applications and systems and has completed all required remediation. The cost incurred by Stadt Solutions related to such remediation, and the extent of such remediation, has been minimal to date. Stadt Solutions believes that it has, to the best of its knowledge, completed its planned corrections to its computer applications for the year 2000 issue. However, if such corrections have not been completed, adequately the year 2000 issue could have a material adverse impact on Stadt Solutions' business, financial condition and results of operations. Because of the many uncertainties associated with year 2000 compliance issues, including uncertainties or disruption in the payment practices of Medicaid or other payors, and because Stadt Solutions' assessment is necessarily based on information from third party vendors and suppliers and Stadtlander, there can be no assurance that the Company's assessment is correct or as to the materiality, worst case scenario or effect of any failure of such assessment to be correct. Stadt Solutions has not established a contingency plan in the event of any such disruption or worst case scenario.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not and did not invest in market risk sensitive instruments in the first six months of fiscal 2000. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
      None

Item 2 - Changes in Securities and Use of Proceeds
      None

Item 3 - Defaults upon Senior Securities
      None

Item  4 - Submission of Matters to a Vote of Security Holders

      On October 21, 1999, the Company held its Annual Meeting of Stockholders where Allen Tepper, Charles McGettigan and Mark Clein were re-elected as directors of the Company. The following directors continued in office after the meeting: Susan Erskine, Daniel Frank, Richard Niglio and Eugene Hill. In addition, the Company's stockholders ratified the selection of Ernst & Young LLP as the Company's auditors for the fiscal year ending April 30, 2000. The re-election of each of Allen Tepper, Charles McGettigan and Mark Clein was approved with 4,930,491.56, 4,940,491.56 and 4,940,491.56, respectively, in favor; 0, 0, and 0, respectively, against; and 19,663, 9,663 and 9,663, respectively, abstentions. The ratification of the selection of the auditors was approved with 4,943,225.56 in favor, 6,400 votes against, and 529 abstentions.

Item 5 - Other Information
      None

Item 6 - Exhibits and Reports on Form 8-K
      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 14, 1999
                                       PMR CORPORATION


                                       BY: /s/ Mark Clein
                                          --------------------------------------
                                          MARK CLEIN
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       BY: /s/  Michael Feori
                                          --------------------------------------
                                          MICHAEL FEORI
                                          Controller
                                          (Principal Accounting Officer)