Form 10-Q
period 2000-01-31
PMR CORP
filed 2000-03-16
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 January 31, 2000
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                         Commission file number 0-20488

                                 PMR CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                         23-2491707
---------------------------------------------------       ---------------------
(State or Other Jurisdiction of Incorporation or               (IRS Employer
Organization)                                                Identification No.)

501 Washington Street, 5th Floor San Diego, California              92103
------------------------------------------------------              -----
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code         619-610-4001
                                                   --------------------------

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

       At January 31, 2000, PMR Corporation had 7,053,696 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX

                                                                                    Page
                                                                                    ----
PART I                                   FINANCIAL INFORMATION

               Item 1.
               Financial          Condensed Consolidated Balance
               Statements         Sheets as of  January 31, 2000
                                  (Unaudited) and April 30, 1999                      1
                                  Condensed Consolidated Statements
                                  of Operations for the three and
                                  nine month periods ended January
                                  31, 2000 and 1999 (Unaudited)                       2
                                  Condensed Consolidated Statements
                                  of Cash Flows for the nine months
                                  ended January 31, 2000 and 1999
                                  (Unaudited)                                         3
                                  Notes to Condensed Consolidated
                                  Financial Statements (Unaudited)                    4
               Item 2.            Management's Discussion and
                                  Analysis of Financial Condition and
                                  Results of Operations                               8

               Item 3.            Quantitative and Qualitative
                                  Disclosures about Market Risks                     17

PART II                                  OTHER INFORMATION

               Item 1.            Legal Proceedings                                  18
               Item 2.            Changes in Securities and Use of
                                  Proceeds                                           18
               Item 3.            Defaults Upon Senior Securities                    18
               Item 4.            Submission of Matters to a Vote of                 18
                                  Security Holders
               Item 5.            Other Information                                  18
               Item 6.            Exhibits and Reports on Form 8-K                   18

                                         EXHIBITS

               Exhibit Index                                                         20
               Exhibits 2.1 through 2.8                                              21

                         PART I - FINANCIAL INFORMATION
      ITEM 1.                  FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JANUARY 31,           APRIL 30,
                                                                               2000                 1999
                                                                        -------------------  -------------------
                                                                            (Unaudited)           (Audited)
ASSETS
Current assets:
      Cash and cash equivalents                                                $ 7,801,095          $ 5,248,846
      Short-term investments, available for sale                                18,669,131           27,509,554
      Accounts receivable, net of allowance for uncollectible amounts
        of $4,618,312 in 2000 and $7,124,000 in 1999                             8,339,088           13,074,624
      Prepaid expenses and other current assets                                  1,786,367            3,973,723
      Income taxes receivable                                                    1,954,252            2,212,815
      Deferred income tax benefit                                                4,653,000            4,653,000
      Net current assets of discontinued operations                                      -            1,471,048
                                                                        -------------------  -------------------
Total current assets                                                            43,202,933           58,143,610

Furniture and office equipment, net of accumulated depreciation
        of $1,681,941 in 2000 and $1,532,000 in 1999                             2,278,960            2,413,925
Long-term receivables, net of allowance for uncollectible amounts
        of $1,527,602 in 2000 and $4,087,000 in 1999                             2,607,789            4,742,329
Deferred income tax benefit                                                      1,206,000            1,206,000
Other assets                                                                       866,050              546,621
Net long term assets of discontinued operations                                          -              450,009
                                                                        -------------------  -------------------
Total assets                                                                   $50,161,732          $67,502,494
                                                                        ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $   653,355          $ 1,416,821
      Accrued expenses                                                           2,085,388            1,563,927
      Accrued compensation and employee benefits                                 1,840,744            2,083,082
      Advances from case management agencies                                     1,690,819              846,353
                                                                        -------------------  -------------------
Total current liabilities                                                        6,270,306            5,910,183

Note payable                                                                       221,369              294,073
Deferred rent expense                                                               47,840               53,438
Contract settlement reserve                                                      5,843,090            6,672,727
Minority interest                                                                        -            1,921,057

Commitments

Stockholders' equity:
      Convertible preferred stock, $.01 par value, authorized shares -
        1,000,000; issued & outstanding shares - none in 2000 and 1999                   -                    -
      Common Stock, $.01 par value, authorized shares - 19,000,000;
        issued and outstanding shares - 7,053,696 in 2000 and
         6,988,877  in 1999                                                         78,287               69,889
      Additional paid-in capital                                               $49,969,931           48,123,385
      Notes receivable from employees and officers                             ($1,312,250)
      Retained earnings                                                         (8,227,935)           5,400,242
      Treasury stock, 775,000 shares of common stock at January 31,
        2000 and 140,000 at April 30, 1999 at cost                              (2,728,906)            (942,500)
                                                                        -------------------  -------------------
Total stockholders' equity                                                      37,779,127           52,651,016
                                                                        -------------------  -------------------
Total liabilities and stockholders' equity                                     $50,161,732          $67,502,494
                                                                        ===================  ===================

See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                        CONDENSED STATEMENTS OF OPERATION
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED JANUARY 31,     NINE MONTHS ENDED JANUARY 31,
                                                              ------------------------------     -----------------------------
                                                                  2000             1999             2000             1999
                                                              ------------     ------------     ------------     ------------
Revenue - psychiatric care                                    $  9,946,482     $ 13,227,364     $ 35,276,294     $ 41,845,979
                                                              ------------     ------------     ------------     ------------
   Net revenue                                                   9,946,482       13,227,364       35,276,294       41,845,979

Costs and expenses:
  Direct operating expenses - psychiatric care                   8,684,306        9,091,929       28,203,894       28,707,291
  Marketing, general and administrative                          2,667,116        2,684,284        7,382,677        7,713,445
  Provision for bad debts                                        3,404,231        1,136,193        4,839,670        2,637,372
  Depreciation and amortization                                    243,672          315,833          767,075          853,872
  Acquisition expense                                                    -                -                -        1,774,772
  Special charge                                                   347,379                -        1,030,140         (678,292)
  Net interest (income)                                           (399,532)        (274,862)      (1,149,973)      (1,265,988)
                                                              ------------     ------------     ------------     ------------
                                                                14,947,172       12,953,377       41,073,483       39,742,472
Income (loss) from continuing operations before income
taxes and cumulative change                                     (5,000,690)         273,987       (5,797,189)       2,103,507
Income tax (benefit) expense                                    (2,050,000)          78,000       (2,377,000)         828,000
                                                              ------------     ------------     ------------     ------------
Net income (loss) from continuing operations before
cumulative change                                               (2,950,690)         195,987       (3,420,189)       1,275,507

Cumulative change, net of income tax benefit                             -                -                -          592,689
                                                              ------------     ------------     ------------     ------------
Net income (loss) from continuing operations                  $ (2,950,690)    $    195,987     $ (3,420,189)    $    682,818

  Discontinued Operations - Stadt Solutions LLC
Income (loss) from discontinued operations, net of tax            (134,203)         (18,039)        (819,559)          61,882
Gain on the sale of discontinued operations, net of tax          1,211,570                -        1,211,570                -
                                                              ------------     ------------     ------------     ------------

Net income (loss)                                             $ (1,873,323)    $    177,948     $ (3,028,178)    $    744,700
                                                              ============     ============     ============     ============

Earnings (loss) per common share before cumulative change:
     Basic                                                    $      (0.47)    $       0.03     $      (0.53)    $       0.18
                                                              ------------     ------------     ------------     ------------
     Diluted                                                  $      (0.47)    $       0.03     $      (0.53)    $       0.17
                                                              ------------     ------------     ------------     ------------

Earnings (loss) per common share :
Earnings (loss) from continuing operations - Basic            $      (0.47)    $       0.03     $      (0.53)    $       0.10
                                                              ------------     ------------     ------------     ------------
Earnings (loss) from continuing operations - Diluted          $      (0.47)    $       0.03     $      (0.53)    $       0.09
                                                              ------------     ------------     ------------     ------------

Earnings (loss) from discontinued operations - Basic          $      (0.02)    $      (0.00)    $      (0.13)    $       0.01
                                                              ------------     ------------     ------------     ------------
Earnings (loss) from discontinued operations - Diluted        $      (0.02)    $      (0.00)    $      (0.13)    $       0.01
                                                              ------------     ------------     ------------     ------------

Gain on disposal of discontinued operations - Basic           $       0.19              $ -     $       0.19              $ -
                                                              ------------     ------------     ------------     ------------
Gain on disposal of discontinued operations - Diluted         $       0.19              $ -     $       0.19              $ -
                                                              ------------     ------------     ------------     ------------

Net income - Basic                                            $      (0.30)    $       0.03     $      (0.47)    $       0.11
                                                              ------------     ------------     ------------     ------------
Net income - Diluted                                          $      (0.30)    $       0.02     $      (0.47)    $       0.10
                                                              ------------     ------------     ------------     ------------

Shares used in computing earnings (loss) per share:
     Basic                                                       6,320,234        6,929,040        6,473,732        6,939,604
                                                              ============     ============     ============     ============
     Diluted                                                     6,320,234        7,305,473        6,473,732        7,347,879
                                                              ============     ============     ============     ============

Dividend declared per share of common stock
outstanding on January 26, 2000 of 7,053,689 shares           $       1.50              $ -     $       1.50              $ -
                                                              ------------     ------------     ------------     ------------

See notes to condensed consolidated financial statements

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED JANUARY 31,
                                                                 --------------------------------
                                                                      2000               1999
                                                                 -----------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                ($ 3,028,178)       $    744,700
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Write-off of costs related to terminated acquisition                -           1,774,772
        Special charge (credit)                                     1,030,140            (678,292)
        Depreciation and amortization                                 864,429             854,867
        Provision for bad debts                                     4,839,670           4,204,199
        Cumulative effect of change in accounting principle                 -             592,689
        Income (loss) applicable to minority interest              (1,921,057)                  -
        Deferred income taxes                                         258,563                   -
        Changes in operating assets and liabilities:
                  Accounts and notes receivables                    8,939,209         (13,770,810)
                  Prepaid expenses and other assets                  (403,124)            (53,397)
                  Accounts payable and accrued expenses            (1,683,058)         (1,323,750)
                  Accrued compensation and employee benefits         (242,339)           (289,412)
                  Advances from case management agencies              844,466            (750,239)
                  Payable to related party                         (2,860,444)          2,770,869
                  Contract settlement reserve                        (829,636)            851,803
                  Income taxes receivable/payable                           -             926,189
                  Deferred rent expense                                (5,599)             (5,819)
                                                                 ------------        ------------
Net cash provided by (used in) operating activities                 5,803,042          (4,151,631)

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments      13,915,425          48,992,381
Purchases of short term investments                                (5,075,002)        (48,469,293)
Purchases of furniture and office equipment                          (194,266)           (808,773)
                                                                 ------------        ------------
Net cash provided by (used in) investing activities                 8,646,157            (285,685)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                  1,854,944             159,778
Notes receivable from employees and officers                       (1,312,250)
Investment by related party in subsidiary                                   -           2,597,789
Payments on note payable to bank                                      (72,704)            (68,792)
Acquisition of treasury stock                                      (1,786,406)           (280,000)
Cash dividend paid                                                (10,580,534)                  -
                                                                 ------------        ------------
Net cash provided by (used in) financing activities               (11,896,950)          2,408,775
                                                                 ------------        ------------

Net increase (decrease) in cash                                     2,552,249          (2,028,541)
Cash at beginning of period                                         5,248,846          18,522,859
                                                                 ------------        ------------
Cash at end of period                                            $  7,801,095        $ 16,494,318
                                                                 ============        ============

See notes to condensed consolidated financial statements

PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") has been included. Operating results for the three and nine months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              NINE MONTHS ENDED
                                                                 JANUARY 31,
                                                        -----------------------------
                                                           2000             1999
                                                        -----------       -----------
Numerator :
Net income (loss) available to common stockholders      $(3,028,178)      $   744,700
                                                        ===========       ===========

Denominator:
Weighted average shares outstanding for basic
  earnings per share                                      6,473,732         6,939,604
                                                        -----------       -----------
Effects of dilutive securities
  Employee stock options and warrants                             0           408,275
                                                        -----------       -----------
Dilutive potential common shares                                  0           408,275
                                                        -----------       -----------
Shares used in computing diluted earnings per
  common share                                            6,473,732         7,347,879
                                                        ===========       ===========

Earnings (loss) per common share, basic                 $     (0.47)      $      0.11
                                                        ===========       ===========
Earnings (loss) per common share, diluted               $     (0.47)      $      0.10
                                                        ===========       ===========

Common stock equivalents of 46,227 shares for the nine months ended January 31, 2000 were excluded from the calculation of diluted earnings per share because of the anti-dilutive effect related to the net loss for the nine months ended January 31, 2000.

NOTE C - DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in two reportable segments: Outpatient Programs and Case Management Programs. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients. Activities classified as "Other" in the following schedule relate to primarily unallocated home office items and activity from the Company's chemical dependency and other programs. The following schedule excludes results of the Pharmaceutical Care segment for both periods presented. See Note D for discussion of discontinued operations.

A summary of segment activity is as follows:


                                                NINE MONTHS ENDED
                                                JANUARY 31, 2000
                              -------------------------------------------------------------------
                                                    CASE
                               OUTPATIENT        MANAGEMENT
                                PROGRAMS          PROGRAMS           OTHER               TOTAL
                                --------          --------           -----               -----
2000

Revenues                      $ 23,410,785      $ 10,597,684      $  1,267,825       $ 35,276,294

Income (loss) before
income taxes, cumulative
change, discontinued
operations and gain on
the disposal of asset            4,365,145           826,210       (10,988,544)        (5,797,189)

1999

Revenues                      $ 32,840,716      $  7,728,965      $  1,276,298       $ 41,845,979

Income (loss) before
income taxes, cumulative
change, discontinued
operations and gain on
the disposal of asset            8,194,363           534,550        (6,625,406)         2,103,507

NOTE D - DISCONTINUED OPERATIONS

During the third quarter ended January 31, 2000, the Company sold its interest in Stadt Solutions LLC ("Stadt Solutions"), a majority owned subsidiary with Stadt Holdings (formerly Stadtlander). The transaction, which reduced the Company's membership interest to a nominal level, resulted in cash proceeds of $3.3 million and a gain of $1.2 million, net of taxes. The operating results of the discontinued operations are summarized below:


                                            THREE MONTHS ENDED JANUARY 31,        NINE MONTHS ENDED JANUARY 31,
                                         --------------------------------      --------------------------------
                                              2000                1999              2000              1999
                                         ------------       ------------       ------------       ------------
Net revenue                              $  7,037,787       $  8,762,090       $ 26,878,254       $ 20,441,648
Income before minority interest and
income tax (benefit)                         (455,494)          (483,987)        (2,773,570)           163,882
Minority interest                            (227,291)          (511,948)        (1,384,011)                 -
                                         ------------       ------------       ------------       ------------
Income before income tax (benefit)           (228,203)            27,961         (1,389,559)           163,882
Income tax expense (benefit)                  (94,000)            46,000           (570,000)           102,000

                                         ------------       ------------       ------------       ------------
Net income                               $   (134,203)      $    (18,039)      $   (819,559)      $     61,882
                                         ============       ============       ============       ============

Assets and liabilities of the discontinued operations for Stadt Solutions, LLC have been eliminated from the condensed consolidated balance sheet as of January 31, 2000.


NOTE E - NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

In January 2000, the Company loaned a total of $1.23 million to certain officers of the Company for the purchase of stock pursuant to stock options. The Company also made available additional loans in the amount of $451,000 to certain officers for related tax liabilities. Copies of the supporting promissory notes and stock pledge agreements are attached in Part II - Other Information, Item 6
- Exhibits. The loans for purchase of stock are with recourse and the additional loans for related tax liabilities are without recourse. All loans are secured by stock under the respective pledge agreements. During the three and nine months ended January 31, 2000, the Company recognized $142,500 in compensation expense related to stock options issued to officers with exercise prices below fair market value.

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

OVERVIEW

PMR Corporation ("PMR" or the "Company") is a leading manager of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"). PMR manages and administers the delivery of a broad range of outpatient and community-based psychiatric services for SMI patients, consisting of a total of 24 Outpatient Programs, four of which were closed after January 31, 2000, and two Case Management Programs. PMR operates in approximately twelve states and employs or contracts with more than 300 mental health professionals and provides services to approximately 5,000 individuals diagnosed with SMI.

With respect to the Company's Outpatient Programs, based upon the Company's financial performance and anticipated regulatory changes, the Company is in the process of restructuring many of its contracts. Eleven contracts were terminated during the third quarter ended January 31, 2000; and three contracts were restructured and four contracts were terminated after January 31, 2000. The Company has not yet determined how many contracts will eventually be restructured or terminated. To the extent there are program closures, the Company may incur restructuring charges associated with asset impairment, lease terminations, and severance costs.

In addition, the Company launched InfoScriber Corporation, a wholly owned subsidiary in the quarter ended January 31, 2000. The InfoScriber Corporation has developed a proprietary, web-based, pharmaceutical information and prescription system that automates medication orders and captures unique disease-specific information of critical importance to providers, managed care organizations, and pharmaceutical companies. InfoScriber's patent pending technology imbeds series of medication queries within an electronic prescribing system to collect real time data explaining a physician's rationale for medication orders. Today, the majority of recurring information produced by the Informatics industry is limited in detailing "what" and "how much" has transpired and is derived after the fact from claims data. InfoScriber allows the

Company to ascertain not just what is happening in the real world, but "why" physicians are choosing to use certain therapies and the outcomes of those therapies.

SOURCES OF REVENUE

        Outpatient Programs. Outpatient Programs managed or administered by PMR are the Company's primary source of revenue. Revenue under these programs is derived primarily from services provided under three types of agreements: (i) all-inclusive fee arrangements based on fee-for-service rates (based on units of service provided) under which the Company is responsible for substantially all direct program costs; (ii) fee-for-service arrangements under which the provider maintains responsibility for a large extent of direct program costs; and (iii) fixed fee arrangements where the Company's fee is a fixed monthly sum and the provider assumes substantially all program costs. The all-inclusive arrangements were in effect at 11 of the 24 Outpatient Programs operated during the third quarter and constituted 34.3% of the Company's psychiatric care revenue for the three months ended January 31, 2000. These contractual agreements were with hospitals or Community Mental Health Centers ("CMHCs"), and required the Company to provide, at its own expense, specific management personnel for each program site. Patients served by the Outpatient Programs typically are covered by Medicare.

        Revenue under the Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under certain of the Company's contracts, the Company is obligated to indemnify the provider for all or some portion of the Company's fees that may not be deemed reimbursable to the provider by Medicare's fiscal intermediaries. As of January 31, 2000, the Company had recorded $5.8 million in contract settlement reserves to provide for possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as non-current liabilities because ultimate determination of substantially all of the potential contract disallowances are not anticipated to occur during fiscal 2000.

        Case Management Programs. For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortium responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare") and is responsible for the administration, provision or arranging for the provision of psychiatric case management services and related outpatient clinical care for consumers who are eligible to participate in the TennCare program. Revenue under the TennCare program is recognized in the period in which the related service is to be provided. These revenues represent substantially all of the Company's case management revenues. The managed care consortium has reduced the reimbursement rate at one case management agency with an immaterial impact to the Company and is negotiating new rates for the other agency.

        Sale of Chemical Dependency Programs. The Company completed the sale of its Chemical Dependency Programs to a private company. The transaction closed in the third quarter ended January 31, 2000, which resulted in a gain on sale of $9,700, net of taxes.

        Termination of Managed Care Pilot Project in Southern California after January 31, 2000. In February 2000, the Company terminated its involvement with the managed care pilot project in Southern California. The cost of termination was not material and the Company should prospectively benefit from the resulting discontinuance of periodic operating losses and negative cash flow associated with the pilot project.

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

        Revenue - Psychiatric Care. Revenues from psychiatric care decreased from $13.2 million for the quarter ended January 31, 1999 to $9.9 million for the quarter ended January 31, 2000, a decrease of $3.3 million, or 24.8%. The Outpatient Programs recorded revenues of $5.7 million for the quarter ended January 31, 2000; a decrease of $4.2 million or 42.3% as compared to the quarter ended January 31, 1999. Same site revenues within the Outpatient Programs decreased from $3.7 million for the quarter ended January 31, 1999 to $3.2 million for the quarter ended January 31, 2000, a decrease of 14.7% or $550,000. Closed sites within the Outpatient Programs accounted for a net revenue decrease of $5.5 million for the quarter ended January 31, 2000 when compared to the quarter ended January 31, 1999. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of (0.5)% in the quarter ended January 31, 2000 as compared to 35.4% in the quarter ended January 31, 1999. The reduction in operating margin was mainly due to operating losses incurred in the third quarter for programs that were closed during the quarter ended January 31, 2000. The Company's Case Management Programs recorded revenues of $3.9 million, an increase of $1.1 million, or 40%, from the quarter ended January 31, 1999. The increase in revenues was due to an increase in consumers of 58% as compared to the quarter ended January 31, 1999. Revenue from the Company's Chemical Dependency Program, which was sold during the third quarter, and other programs not included as outpatient or case management was $256,000 for the quarter ended January 31, 2000, a decrease of 43.6% from the quarter ended January 31, 1999.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $8.7 million in the third quarter of fiscal year 2000, compared to $9.1 million a year ago, a change of 4.5%. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 87.3% for the quarter ended January 31, 2000, an increase from 68.7% for the quarter ended January 31, 1999. The increase in operating expenses as a percentage of psychiatric care revenues primarily reflects the impact of a decline in psychiatric care revenues from programs that closed during the quarter ended January 31, 2000 without the proportionate decrease in operating costs for such programs. Fixed operating costs were typically incurred until the aforementioned programs were completely closed.

        Marketing, General and Administrative. Marketing, general and administrative expenses, which include $222,000 in severance costs and $186,000 in salaries for terminated staff, were $2.7 million for the quarter ended January 31, 2000 versus $2.7 million in the quarter ended January 31, 1999. As a percentage of total revenues, marketing, general and administrative expenses were 26.8% for the quarter ended January 31, 2000, as compared to 20.3% for the quarter ended January 31, 1999. The increase in marketing, general and administrative expenses as a percent of revenue was due primarily to restructuring costs and lower revenues from closing eleven Outpatient Program locations during the quarter ended January 31, 2000.

        Provision for Bad Debts. Expenses related to the provision for bad debts increased from $1.1 million for the quarter ended January 31, 1999 to $3.4 million for the quarter ended January 31, 2000, an increase of $2.3 million or 209.1%. The increase was due primarily to $3 million in additional reserves needed to write down the receivables mostly related to several closed programs. The Company expects the allowance for uncollectable accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages. The Company may need to further increase its provision for bad debts if program closures increase significantly due to the Company's inability to restructure its contracts.

        Depreciation and Amortization. Depreciation and amortization expenses decreased from $316,000 for the quarter ended January 31, 1999 to $244,000 for the quarter ended January 31, 2000, a decrease of $72,000, or 22.8%. The decrease was due primarily to disposal and write-off of assets as a result of closures of several sites.

        Special Charge. In the quarter ended January 31, 2000, the Company closed eleven Outpatient Program locations that incurred a charge of $59,000 for lease termination costs, $244,000 for severance costs and $44,000 in the write-off of various assets. As of January 31, 2000, the accrual for special charges included in the liabilities section in the consolidated balance sheet was $929,000.

         Net Interest Income. Interest income, net of interest expense, increased from $275,000 for the quarter ended January 31, 1999 to $400,000 for the quarter ended January 31, 2000, an increase of $125,000, or 45.4%. The increase is primarily due to $331,000 in non-recurring interest expense on income taxes that was netted against $606,000 interest income for the quarter ended January 31, 1999.

        Income (Loss) Before Income Taxes and Cumulative Change. Income from continuing operations before income taxes and cumulative change decreased from $274,000 for the quarter ended January 31, 1999 to a loss of $5,001,000 for the quarter ended January 31, 2000, a decrease of $5.3 million. The decrease is due primarily to the increase in the provision for bad debt of $2.3 million, the accrual of expenses associated with closed sites, reduced operating margins from Outpatient Programs and severance expenses during the quarter ended January 31, 2000.

        Minority Interest. Minority interest has been eliminated due to the discontinued operation of Stadt Solutions, LLC.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31, 1999

        Revenue - Psychiatric Care. Revenues from psychiatric care decreased from $41.8 million for the nine months ended January 31, 1999 to $35.3 million for the nine months ended January 31, 2000, a decrease of $6.6 million, or 15.7%. The Outpatient Programs recorded revenues of $23.4 million, a decrease of $9.4 million or 28.7% as compared to nine months ended January 31 1999. Same site revenues within the Outpatient Programs decreased by 7.3% or $842,000 as compared to the nine months ended January 31, 1999. Closed sites within the Outpatient Programs accounted for a net revenue decrease of $13.5 million for the nine months ended January 31, 2000 when compared to the nine months ended January 31, 1999. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 22.6% in the nine months ended January 31, 2000 as compared to 35.5% in the nine months ended January 31, 1999. The reduction in operating margin was mainly due to operating losses incurred in the third quarter for programs that were closed during the quarter ended January 31, 2000. The Company's Case Management Programs recorded revenues of $10.6 million for the nine months ended January 31, 2000, an increase of $2.9 million, or 37.1%, from the nine months ended January 31, 1999. The increase in revenues was due to an increase in consumers of 58% as compared to the nine months ended January 31, 1999. Revenues from the Company's Chemical Dependency Programs, which were sold during the quarter ended January 31, 2000, and other programs not included as outpatient or case management was $1.3 million, unchanged from nine months ended January 31, 1999.

        Direct Operating Expenses - Psychiatric Care. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses decreased from $28.7 million for the nine months ended January 31, 1999 to $28.2 million for the nine months ended January 31, 2000, a decrease of $500,000, or 1.8%. As a percentage of psychiatric care revenues, psychiatric care operating expenses were 80.4% for the nine months ended January 31, 2000, an increase from 68.6% for the nine months ended January 31, 1999. The increase in operating expenses as a percentage of psychiatric care revenues primarily reflects the impact of a decline in psychiatric care revenues from programs that closed during the nine monthes ended January 31, 2000 without the proportionate decrease in operating costs for such programs. Fixed operating costs were typically incurred until the aforementioned programs were completely closed.

        Marketing, General and Administrative. Marketing, general and administrative expenses, which include $314,000 in severance costs and $884,000 in salaries for terminated staff, decreased from $7.7 million for the nine months ended January 31, 1999 to $7.4 million for the nine months ended January 31, 2000, a decrease of $300,000 or 4.3%. As a percentage of total revenues, marketing, general and administrative expenses were 18.4% for the nine months ended January 31, 1999, as compared to 20.9% for the nine months ended January 31, 2000. The increase in marketing, general and administrative expenses as a percent of revenue was due primarily to restructuring costs and reduced revenues from closing nineteen program locations during the nine months ended January 31, 2000.

        Provision for Bad Debts. Expenses related to the provision for bad debts increased from $2.6 million for the nine months ended January 31, 1999 to $4.8 million for the nine months ended January 31, 2000, an increase of $2.2 million, or 83.5%. The increase was due primarily to additional reserves to write down the accounts receivables related to closed programs. As a percentage of revenues, the provision for bad debts was 6.3% of revenues for the nine months ended January 31, 1999 as compared to 13.7% for the nine months ended January 31, 2000. The Company expects the allowance for uncollectable amounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of open programs. The Company may need to further increase its provision for bad debts if program closures increase significantly due to the inability to restructure its contracts.

        Depreciation and Amortization. Depreciation and amortization expenses decreased from $854,000 for the nine months ended January 31, 1999 to $767,000 for the nine months ended January 31, 2000,a decrease of $87,000 or 10.2%. The decrease relates primarily to disposal and write-off of assets as a result of closures of several program sites.

        Special Charge. For the nine months ended January 31, 2000, the Company closed nineteen outpatient psychiatric program locations and incurred a charge of approximately $1.0 million. The charge consists primarily of lease termination costs, severance costs, and write-offs of various fixed assets. In addition, the Company restructured its administrative support structure involving the reduction in administrative staff by 26% during the same period. Severance costs of approximately $296,000 were incurred as a special charge in connection with the restructuring. As of January 31, 2000, the accrual for special charges included in the liabilities section in the consolidated balance sheet was $929,000.

        Net Interest Income. Interest income, net of interest expense, decreased from $1,266,000 for the nine months ended January 31, 1999 to $1,150,000 for the nine months ended January 31, 2000, a decrease of $116,000, or 9.2%. This decrease resulted from lower cash, cash equivalents and short-term investment balances resulting from the purchase of Treasury Stock and the use of cash in operations in prior quarters.

        Income (Loss) Before Income Taxes and Cumulative Change. Income before income taxes and cumulative change decreased from $2.1 million for the nine months ended January 31, 1999 to a loss of $5.8 million for the nine months ended January 31, 2000, a decrease of $7.9 million. The decrease is due primarily to the increase in the provision for bad debt of $2.2 million, the accrual of expenses associated with closed sites, reduced operating margins from Outpatient Programs and severance expenses associated with operations and administration during the nine months ended January 31, 2000.

        Cumulative Change. The cumulative change of $593,000 for the nine months ended January 31, 1999, represents the effect, net of income tax benefit of $411,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first nine months of fiscal 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on Costs of Start-up Activities.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended January 31, 2000, net cash provided by operating activities was $5.8 million versus $4.2 million in net cash used in operating activities for the same period in the prior fiscal year. Working capital as of January 31, 2000 was $37.0 million, a decrease of $15.2 million, as compared to working capital at April 30, 1999. Cash, cash equivalents and short-term investments totaled $26.5 million as of January 31, 2000, a decrease of $6.3 million or 19.2% as compared to April 30, 1999. The decrease is primarily attributed to the distribution of the $10.6 million dividend during the quarter ended January 31, 2000.

        Cash was provided by operating activities during the nine months ended January 31, 2000 due to intensified collection of accounts receivable and receipt of proceeds from the discontinued operations of Stadt Solutions of $3.3 million. The Company experienced a decrease in accounts receivable, net of allowance for uncollectable amounts, of $4.7 million as compared to the fiscal year ended April 30, 1999. This decrease is due primarily to the $3.0 million additional non-cash reserves for uncollectable amounts associated with closed Outpatient Programs and intensified collection of accounts receivable. Long-term accounts receivable experienced a net decrease of $2.1 million due primarily to the payment of amounts due the Company under the long term contractual provisions of its contracts.

        Working capital available to finance fiscal 2000 obligations is expected to be provided principally from operations, as well as from a $10 million line of credit from Sanwa Bank. Interest is payable under this line of credit at either the bank's reference rate or the Eurodollar rate plus 2%. As of January 31, 2000, no balance was outstanding under the line of credit. Working capital is anticipated to be utilized during fiscal 2000 to continue expansion of the Company's Case Management Programs, and for the rapid development of InfoScriber Corporation. The Company also may use working capital and, if necessary, incur indebtedness in connection with selective acquisitions.

        In December 1998, the Board of Directors authorized the Company to repurchase up to 350,000 shares of its common stock, approximately 5% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. As of April 30, 1999, the Company repurchased 140,000 shares of its common stock at an average price of $6.73 per share, or $942,500, in open market transactions. In May 1999, the Company repurchased additional 200,000 shares of its common stock at a price of $3.75 per share, or $750,000, in open market transactions. In May 1999, the Board of Directors authorized the repurchase of an additional 5% of the Company's outstanding common stock. Also, in August 1999, the Board of Directors authorized that the Company may repurchase up to another 5% of the Company's outstanding common stock. During the quarter ended October 31, 1999, the Company repurchased 410,000 shares of its common stock at an average price of $2.40 per share, or $984,843. During the quarter ended January 31, 2000, the

Company repurchased 25,000 shares of its common stock at an average price of $2.06 per share, or $51,563, in open market transactions. As of January 31, 2000, the Company has repurchased a total of 775,000 shares of common stock. All shares repurchased are held in treasury.

        As of January 31, 2000, the Company has expended $923,000 in InfoScriber Corporation, of which $510,000 has been capitalized in accordance with FASB Statement No. 86 Accounting for Software Costs. The capitalized costs are included with other assets - long term in the consolidated balance sheet. Amortization of capitalized software will begin in the quarter ended April 30, 2000. The Company anticipates ongoing expenditures to complete and commercialize this effort, with portions of the expenditures capitalized according to FASB Statement No. 86.

        From time to time, the Company recognizes charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first nine months of fiscal 1999 and 2000, a majority of the Company's psychiatric care revenue was derived from the management of its Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of the Company's contracts with its providers contain warranty obligations that require the Company to indemnify such providers for the portion of the Company's management fee disallowed for reimbursement. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on the Company's short term liquidity.

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

        The Company has been advised by the Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. The Company may be responsible for reimbursement of the amounts previously paid to the Company that are disallowed pursuant to indemnity obligations that exist with certain providers. Although the Company believes that its potential liability to satisfy such requirements has been adequately reserved in its financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the Company's financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

        The Company does not and did not invest in market risk sensitive instruments in the first nine months of fiscal 2000. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company does not and has not used derivative financial instruments for any purposes, including hedging or mitigating interest rate risk.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
        As part of the acquisition of the Company's interest in Stadt Solutions, the outstanding litigation with Bergen Brunswig Corporation and related companies was settled and dismissed with prejudice.

Item 2 - Changes in Securities and Use of Proceeds
        None

Item 3 - Defaults upon Senior Securities
        None

Item 4 - Submission of Matters to a Vote of Security Holders
        None

Item 5 - Other Information
        None

Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits

               See Exhibit Index on the page immediately preceding exhibits.

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2000
                                            PMR CORPORATION


                                            BY: /s/ MARK CLEIN
                                               --------------------------------
                                               MARK CLEIN
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            BY: /s/ MICHAEL FEORI
                                               ---------------------------------
                                               MICHAEL FEORI
                                               Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number         Description of Exhibits
------         -----------------------

10.31          Promissory Note between Mark Clein and PMR Corporation in the amount of
               $467,500, dated January 19, 2000.
10.32          Promissory Note between Mark Clein and PMR Corporation in the amount of
               $257,208, dated January 19, 2000.
10.33          Stock Pledge Agreement between Mark Clein and PMR Corporation dated January
               19, 2000.
10.34          Promissory Note between Fred Furman and PMR Corporation in the amount of
               $684,750, dated January 19, 2000.
10.35          Promissory Note between Fred Furman and PMR Corporation in the amount of
               $193,311, dated January 19, 2000.
10.36          Stock Pledge Agreement between Fred Furman and PMR Corporation dated January
               19, 2000.
10.37          Promissory Note between Susan Erskine and PMR Corporation in the amount of
               $80,000, dated January 19, 2000.
10.38          Stock Pledge Agreement between Susan Erskine and PMR Corporation dated January
               19, 2000
27.1           Financial Data Schedule