Form 10-K
period 2000-04-30
PMR CORP
filed 2000-07-27
CIK 829608

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [ ].

   As of June 30, 2000, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $13,911,730, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $3.375 per share. See footnote (1) below.

   The number of shares of Common Stock outstanding as of June 30, 2000 was 7,058,017.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the PMR Corporation Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which the Registrant intends to file within 120 days of April 30, 2000, are incorporated by reference in Part III of this form.

-----
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

================================================================================

                                 PMR CORPORATION
               FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2000


                                TABLE OF CONTENTS


                                                                                Page
                                                                                 No.
                                                                                ----
                                     PART I
Item 1.    Business............................................................   1
Item 2.    Properties..........................................................  13
Item 3.    Legal Proceedings...................................................  13
Item 4.    Submission of Matters to a Vote of Security Holders.................  13


PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters                                                             15
Item 6.    Selected Financial Data.............................................  16
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................. 18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........... 27
Item 8.    Financial Statements and Supplementary Data.........................  28
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................  28

                                    PART III

        Information called for by Part III has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.


                                    PART IV

ITEM 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K....  30
Signatures.....................................................................  32

                                     PART I

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the description of our business below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

ITEM 1. BUSINESS

GENERAL

        Over the past twelve years PMR Corporation and its subsidiaries ("PMR," the "Company" or "we") has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). We currently manage, administer or provide consulting services for a range of outpatient and community-based psychiatric services for SMI patients, consisting of six outpatient programs (the "Outpatient Programs") and two case management programs (the "Case Management Programs"). We refer to these programs in this document as "Health Services Programs".

        During the fiscal year ended April 30, 2000, we began to implement a changed business strategy. We focused on maximizing cash flow in the Health Services Programs and reducing the number of Outpatient Programs managed by us, hence minimizing our exposure to the changing regulatory environment. The Outpatient Programs are heavily dependent on reimbursement by Medicare and Medicaid. The reduction in these services was the result of a management decision predicated on existing and proposed regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment.

        In addition, in September 1999, we organized InfoScriber(TM) Corporation ("InfoScriber"), a wholly-owned subsidiary, which has a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and health care providers. We believe that InfoScriber is developing a unique and valuable information asset for industry and providers, namely, a "practice-based", real world, longitudinal database for researching, analyzing and understanding physician prescribing patterns. This database will be driven by a proprietary, web-based medication management system, which will capture critical disease-specific information at the point of prescribing. In addition to providing a core data set that we believe is generally unavailable from current sources, the system will also incorporate a proprietary ability to capture information related to the underlying rationale for medication decisions. InfoScriber intends to build a statistically acceptable panel of physician users so that the data being captured will be representative of prescribing patterns and can be used for general analysis and business decision-making. Our first physician panel will be in the area of central nervous system ("CNS") disorders, a therapeutic area in which we have developed expertise from our twelve years of experience as a leading disease management company in the CNS area. After the establishment of the CNS panel, we intend to establish additional panels to gather data from other therapeutic areas. We have not yet commercially introduced the InfoScriber system and, accordingly, InfoScriber has generated no revenues to date. We do, however, anticipate commercial introduction of the InfoScriber system in the near future.

        PMR was incorporated in the State of Delaware in 1988. The operations of PMR include the operations of its wholly owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation and InfoScriber. The principal executive offices of the Company are located at 501 Washington Street, 5th Floor, San Diego, California 92103. The Company's telephone number is (619) 610-4001.

THE MARKET AND INDUSTRY BACKGROUND

        According to research reports from SG Cowen and Company and Bear Stearns, Inc., the mental health, or CNS, industry represents over $19 billion in annual prescriptions and is one of the largest and fastest growing segments of the $100 billion pharmaceutical industry. Five of the top 40 prescribed drugs in the world are in the CNS category.

        For InfoScriber, we are targeting the market for strategic information relating to medications that have received marketing approval from the Food and Drug Administration ("FDA") (the "post approval market"). Although difficult to determine, we estimate that the size of the post-approval market is in excess of $3 billion annually.

        The post-approval market is composed of two major segments. The first segment is known as "secondary" research data and includes data drawn from a source other than the original creator of the data (such as the provider of the care or the patient). The most prevalent example of secondary research data is "claims-based" data. The leading providers of secondary, or claims-based, data collect and process claims-based data from retail drug stores and resell this data primarily to pharmaceutical companies. This data is used principally to track market share and sales performance of pharmaceutical products. The second segment of the post approval market is known as "primary" research data because the data is drawn from the original source, specifically the provider or patient. Unlike secondary, or claims-based data, primary data is generally not available in large historical databases. With the exception of some disease specific patient registries in categories such as infertility, primary research data is generally created through ad-hoc, custom studies involving surveys, self-administered diaries and interviews. Primary data is used to produce custom studies for diverse reasons including market research, outcomes research, marketing and sales strategy and product planning. The primary data segment of the market is extremely fragmented and includes numerous consulting firms, academics, market research firms, outcomes research firms and other organizations involved in data collection.

        We believe that InfoScriber can capture market share from both segments of the post approval market and potentially create a new market opportunity. Specifically, the InfoScriber database will provide the validity and depth of primary data with the speed and ease of access that has traditionally been available only with syndicated secondary data.

INFOSCRIBER

        GENERAL.

        The business objective of InfoScriber is to provide critical and strategic, disease-specific information to pharmaceutical companies, health services providers, managed care organizations and other health care organizations. Initially, InfoScriber will focus on providing information specific to diseases of the CNS, building on the experience we developed as a leading disease management company in the CNS arena. We believe that our information business will be unique because it is built around a proprietary technology to develop a "practice-based", real world, longitudinal database for researching, analyzing and understanding physician prescribing patterns. Our technology incorporates an ability to embed inquiries within a web-based electronic prescribing system based on individual prescription information input by a network of physicians and other health care providers. With this technology we will be able to collect information about the decisions made at the point of care and gain insight into the underlying reasons for "why" those decisions were made. When combined with our statistically representative panels of physician users, we will create what we believe is the first real-time and secure database of health information captured at the point of prescribing in a web-based environment. The InfoScriber system is presently being tested and we are actively recruiting physician users and introducing the products to potential pharmaceutical purchasers.

        DEVELOPMENT AND OPERATIONS.

        In developing the InfoScriber system, we are seeking to provide medical information by creating a "practice-based" database of information that is captured at the point of prescribing. Today, purchasers of medical information rely predominantly on information that is derived from claims data or after-the-fact interviews of health care providers. The InfoScriber system, unlike currently available methods of data collection, captures data on a real-time basis and provides insight as to the reasons that a medication or therapy was prescribed, as well as the nature of the prescription.

        It is our belief that the market for InfoScriber data will include pharmaceutical and medical device companies, research organizations (market, outcomes and clinical research), provider organizations and managed care organizations. This data can be organized to follow patients' outcomes and to permit an understanding of changes in physician prescribing habits, all while ensuring the maintenance of confidentiality and security of patient-identifying information. We believe the InfoScriber system will offer better and faster information for marketing, product management and clinical development efforts, and, in doing so, will provide those organizations with a competitive advantage in meeting market challenges.

        The InfoScriber system was designed as a data engine, capturing information about the patient, prescriber and prescribing action within the physician's normal workflow. This functionality, coupled with the ability to conduct ad hoc and structured surveys, provides extensive potential for customization beyond the following, anticipated product features, which may include, but not be limited to: core report subscription sets for specific psychiatric medication categories; detailed reports and analyses of dosing and patterns for a specific medication; customized reports detailing prescription changes by physicians within a specific medication class; customized reports and analyses of the patterns of use of specific medication in combinations with all other medications; ad hoc customized inquiry and report capability derived from the core InfoScriber data set; real-time on-line survey capability offered to prescribers as part of their daily workflow; and, customized market research studies including, but not limited to, the use of advanced statistical methods that can differentiate prescribers into meaningful groups, predict responses to new products, assess patterns of response following introduction of a product launch, support the development of targeted product messages, and build predictive models for business planning and marketing.

    We have applied for a U.S. patent with respect to the InfoScriber system and that application is pending.

        PROVIDER PARTICIPATION AS DATA SOURCE.

        We are in the process of establishing a national panel of participating providers comprised of physicians, psychiatric practices and community mental health organizations. We intend for the InfoScriber panel of participating providers to be a combination of a nationally-representative group of prescribers, and a more widespread group of physicians. Although the system can be designed for virtually any chronic disease state, the initial panel is focused on physicians who treat CNS disorders, principally psychiatrists. We anticipate expanding the panel of participating providers to develop a statistically-representative panel in CNS and developing additional disease state panels in the future, focusing on those areas where a significant percentage of the disorders are chronic in nature with large and established medication markets. We believe that the combination of a statistically-representative national panel and a more widespread panel of physicians will enable us to achieve maximum statistical precision and value, while maintaining a broad information base.

        Participation in the network will allow the participants to receive certain standard and custom reports and analyses regarding their data as well as aggregated reports, from which patient-identifying data has been deleted, gathered from other participants. Through network membership agreements, InfoScriber is granted a license to use the data and InfoScriber retains ownership of all surveys conducted. The agreements are typically for a term of one year, with annual automatic renewal provisions. Certain participants have been granted charter membership in the network under which any fees for installation and use of the InfoScriber system are waived for the first year. Thereafter, charter participants are required to pay an annual per user fee.

        Currently, we have approximately sixty agreements with physicians, psychiatric practices and community mental health organizations to exclusively use the InfoScriber system for automating prescribing and improving their medication management systems. We believe that the number of participants to date indicates a potential prescriber network in excess of 350 providers and we anticipate the number to increase with the commercial introduction of the InfoScriber system.

        In addition to the participating provider panel, in March 2000, InfoScriber established a Scientific Advisory Board ("SAB") that is composed of recognized experts and leaders in the treatment and clinical research in CNS disorders. The objective of the SAB is to provide clinical guidance and expertise on the nature of the physician inquiries, the nature of the data to be collected through the InfoScriber system that will be provided to clinicians and in the design of the data collection process to provide information needed by pharmaceutical companies, managed care organizations or other organizations. InfoScriber expects to add members to the SAB as it expands its therapeutic focus. The SAB is presently formed with the following members:

        - DENNIS S. CHARNEY, M.D., Professor of Psychiatry and Deputy Chair of Academic and Scientific Affairs at the Yale University School of Medicine;

        - KENNETH DAVIS, M.D., Chair and Professor of Psychiatry at Mount Sinai University in New York and Director of the Alzheimer's Disease Research Center;

        - JOHN GREIST, M.D., Chief Executive Officer for Healthcare Technology Systems and distinguished scientist with the Madison Institute of Medicine;

        - ROBERT M.A. HIRSCHFELD, M.D., Chair and Professor of Psychiatry and Behavioral Sciences at the University of Texas Medical Branch at Galveston;

        - HERBERT Y. MELTZER, M.D., Professor of Psychiatry and Pharmacology and Director of the Division of Psychopharmacology at the Vanderbilt University School of Medicine;

        - CARL SALZMAN, M.D., professor of Psychiatry - Harvard Medical School at the Massachusetts Mental Health Center specializing in geriatric psychiatry and psychopharmacology; and

        - ALAN SCHATZBERG, M.D., Chairman of the Department of Psychiatry and Behavioral Sciences at Stanford University.

        INTENDED MARKET FOR PROCESSED INFORMATION.

        Our objective is to become a leader in providing current medical information to pharmaceutical, medical device, managed care and certain provider organizations to assist them in making strategic business decisions. We also believe that the information generated from our system will be of interest to companies that presently service these industries, such as market research, outcomes research and clinical research organizations.

        In order to achieve our objective, we intend:

        - to expand our network of participating physicians and other providers to the point that it is statistically representative; and

        - to enter into several commercial agreements to provide medical data generated by the InfoScriber system focusing, primarily, on pharmaceutical companies and, secondarily, on managed care and other health care organizations, researchers and government agencies.

        In addition to direct sales and marketing efforts directed at the pharmaceutical industry, we expect to establish marketing or promotion relationships with organizations that presently provide services to InfoScriber's target markets. We will initially concentrate on the CNS segment of health care and intend to expand to other disease states in the future. Presently, our marketing efforts are undertaken by our own marketing and development personnel who focus upon the dissemination of information about the benefits of the InfoScriber system and services. In addition, we may also establish strategic or co-marketing agreements with organizations that have established sales forces for selling information products and services to the pharmaceutical industry.

        CONTRACTS.

        We intend to enter into commercial agreements with pharmaceutical companies, managed care and other health care organizations, researchers and government agencies relating to the InfoScriber data. We anticipate that these agreements will generate revenues from a variety of different data services we expect to offer to the users, including, but not limited to: annual subscriptions to the database, which will include suites of reports and analyses on prescribing patterns; annual or quarterly fees for custom reports and analyses on prescribing patterns that are beyond the scope of the standard suite of reports; fees for ad hoc custom reports; fees for customer requested web-based surveys of InfoScriber's physician panel; revenue from custom studies generated by research firms that seek to access the system for data collection; and revenue from web-based surveys generated by research firms that seek to access InfoScriber's physician panel.

        COMPETITION.

        The health information business is intensely competitive. There are numerous companies, large and small, that provide some level of health information services or electronic prescription systems. In our view, however, none of these companies provide the unique, specialized services of InfoScriber. Many of these companies have substantially greater resources than we do. While we believe that the InfoScriber system, when commercially introduced, will become commercially viable, there can be no assurance that InfoScriber will be able to compete successfully with its present or future competitors.

HEALTH SERVICES PROGRAMS

        OUTPATIENT PROGRAM MANAGEMENT SERVICES.

        One aspect of our historical business is the provision of management, administrative and consulting services to acute care hospitals, psychiatric hospitals and community mental health centers ("CMHCs") with respect to their outpatient programs, specifically Outpatient Programs for patients diagnosed with SMI ("Outpatient Program Management Services"). We do not render any medical or clinical services in connection with our Outpatient Program Management Services; all of these services are provided by the hospitals, CMHCs, and their personnel.

        The Outpatient Programs that we currently manage or administer consist primarily of psychiatric partial hospitalization programs. In these programs, the patient is ambulatory, but requires intensive, coordinated clinical services for SMI. In general, these programs are an alternative to inpatient care. They involve patients in crisis or recovering from crisis who, thus, require more intensive clinical services than those generally available in a traditional outpatient setting.

        Presently, our Outpatient Program Management Services are provided under contracts with acute care hospitals. These contracts generally govern the method by which we provide consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which we will be compensated. Typically, we provide a program administrator or consultant, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program.

        These contracts generally provide for payment of fees by the hospital based on the services that we provide and/or a fixed fee. The hospital maintains responsibility for substantially all direct program costs under these contracts.

        Historically, the costs incurred by the providers (hospitals or CMHCs) for our Outpatient Program Management Services have been recovered by the provider through reimbursement by third party payors, typically Medicare and Medicaid. In that regard, the providers submitted invoices to the third party payors or requests for reimbursement in accordance with the regulations applicable to the governmental programs. The changing regulatory environment in recent years has resulted in the denial by Medicare or its fiscal intermediaries of claims for patient services rendered by the provider with respect to our services and/or disallowance of reimbursement to the providers for portions of our fees. Under the terms of some of our terminated or expired contracts, as well as some of our current contracts, we are required to indemnify the providers for some or all of our fees if the fees are disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients are denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients are denied. For further information regarding this matter, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

        As a result of existing and proposed regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment, we undertook to review this aspect of our business. Following that review and during the fiscal year and through July 31, 2000, contracts to furnish Outpatient Program Management Services to 36 Outpatient Programs, which we determined to be unprofitable or could not be successfully restructured, were terminated or expired without renewal. As of June 30, 2000, we manage or provide consulting services for six Outpatient Programs. Of these Outpatient Programs, two have a remaining contract term of four years but will likely be renegotiated. The remaining four Outpatient Programs have contracts with terms of less than one year, and such contracts will not be renewed unless sooner renegotiated. In general, we do not intend to devote resources to the development of additional contracts for Outpatient Program Management Services.

        The Outpatient Programs contributed revenues of $26.9 million for the fiscal year ended April 30, 2000, a decrease of $16.8 million, or 38.4%, as compared to fiscal year 1999. None of the Outpatient Programs that we administered during fiscal years 2000 and 1999 contributed more than 10% of our consolidated revenues from continuing operations for the respective years.

        CASE MANAGEMENT PROGRAMS.

        We acquired the model for our Case Management Programs in 1993. That model, as refined by us since then, constitutes a proprietary system for managing, in a managed care environment, treatment, rehabilitation and support for a limited population of individuals diagnosed with SMI.

        Specifically, our Case Management Programs provide SMI patients with personalized, one-on-one services designed to stabilize their daily lives and to provide early intervention in crisis situations. In this fashion, our programs limit the incurrence of the costs related to catastrophic events leading to inpatient hospitalization. Each program utilizes a case manager whose responsibilities include consumer education, crisis plan development, crisis event response, patient needs assessment, review of patient treatment plans, linking patients to emergency services and reviewing and authorizing services. Depending upon the needs of the specific case management population and the varying markets, these services may include 24-hour case management, crisis intervention, respite services, housing assistance, medication management and routine health screening. In providing case management services, we do not provide medical or clinical services; such services are performed by the case management agencies with whom we contract.

        In general, we provide case management services pursuant to long-term exclusive management agreements. Under these agreements, we contribute our proprietary clinical protocols and assessment tools and our management expertise. Depending on the program, we also provide on request training, management information systems support and accounting and financial services.

        The Nashville Case Management Program is administered pursuant to a management and affiliation agreement with the contracting case management agency. We are responsible for developing and implementing detailed operating protocols relating to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services, and the provision of mental health services. Pursuant to the terms of the management and affiliation agreement, we manage and operate the delivery of case management and other covered psychiatric services. The case management agency is, however, responsible for staff personnel and program facilities, and retains final discretionary authority to approve the related policy manual, staffing issues and overall program operations. The term of the Nashville management and affiliation agreement expires on April 30, 2002, and may only be terminated upon the occurrence of events such as (i) a loss of accreditation or other required licensing or regulatory qualifications, (ii) material breach by either party,
(iii) certain legislative or administrative changes that may adversely affect the continued operation of the program and (iv) failure to achieve certain performance targets after designated notice and cure periods. Through the Nashville Case Management Program, we currently provide case management services in Davidson County, Tennessee to approximately 4,000 individuals residing primarily in Nashville.

        The Memphis Case Management Program is administered pursuant to a provider services agreement for a term of four years expiring on May 31, 2002 under which we provide billing, contract development, quality assurance and liaison services and allow the agency to utilize our protocols.

        Case management contracts in Tennessee accounted for 34% and 19% of our consolidated revenues from continuing operations for fiscal year 2000 and fiscal year 1999, respectively.

        COMPETITION.

        In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty providers, including national companies and their subsidiaries, provide many different health care programs and services. Many other companies engaged in the management of outpatient psychiatric programs compete with us for the establishment of affiliations with acute care providers. Many of these present and future competitors are substantially more established and have greater financial and other resources than we do. In addition, our current and potential providers may choose to manage mental health programs themselves rather than contract with us. There can be no assurance that we will be able to compete effectively with our present or future competitors, and any such inability could have a material adverse effect on our business, financial condition and results of operations.

        Although we may consider opportunities that may arise in such areas, we do not intend to continue to devote marketing resources with respect to our Health Services Programs.

REGULATORY MATTERS

        COMPLIANCE WITH MEDICARE GUIDELINES; REIMBURSEMENT FOR PARTIAL HOSPITALIZATION PROGRAMS

        With respect to our revenues derived from payments made by providers to us for Outpatient Program Management Services, we bill our fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments.

        As discussed below, there are at least three factors that will affect the revenue received by hospitals for Outpatient Programs managed by us: (i) coverage of services by third party payors, principally Medicare, i.e., payors will not pay any amount unless the services are covered; (ii) the amounts paid by third party payors, principally Medicare, for covered services; and (iii) the amounts paid by patients or their secondary payors for "coinsurance". To the extent that a hospital deems revenue for a program we managed to be inadequate, it may terminate its contract with us or not renew the contract. Similarly, we will not obtain new contracts for Outpatient Program Management Services if prospective customers do not believe that such programs will generate sufficient revenue.

        MEDICARE COVERAGE

        Medicare has published criteria limiting its coverage for partial hospitalization services to patients whose conditions are quite severe. The proper interpretation of Medicare's coverage criteria is often not clear. In addition, "intermediaries," or private contractors, who administer the Medicare program as contractors to the government, often interpret the Medicare coverage criteria in a very restrictive manner. Even when a patient should be found to meet the Medicare coverage, Medicare may deny coverage because the patient's condition was not documented adequately in the patient's medical record.

        Some adverse coverage determinations are made at the time the claim is presented. In such cases, Medicare does not pay for the services it deems not to be covered. In other instances, Medicare conducts coverage audits after claims have been paid. Often such audits are based on a sample of claims from a period, and the results of the sample are extrapolated to the universe of claims submitted for the entire period. In such instances, Medicare may demand repayment from the provider of several hundreds of thousands of dollars or more. Because the Office of the Inspector General of the Department of Health and Human Services ("OIG") as well as the Health Care Financing Administration of the Department of Health and Human Services have both identified partial hospitalization services as having often been billed to and paid by Medicare even though the services did not meet Medicare's coverage criteria, we expect the frequency and intensity of coverage reviews and audits of partial hospitalization services to continue or to increase in the future.

        Coverage denials can have a direct adverse impact on us since some of our current as well as terminated contracts obligate us to refund to the provider fees paid to us, and in some instances certain of the hospital's direct costs, with respect to services for which coverage is denied. See "Item 7. Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources."

        Depending on the basis for the denial of coverage, the provider may be able to appeal the coverage denial. We have assisted providers in appealing coverage denials and have, to date, prevailed in many of the cases we have pursued, resulting in restoration of our fees previously not paid because of the denial. There can be no assurance that coverage denials for services managed by us will be overturned at that rate in the future. In addition, we do not undertake to appeal all services and may decide in the future not to pursue any such appeals. The appeal process can often extend for more than a year.

        MEDICARE PAYMENT RATES FOR COVERED SERVICES

        On or about August 1, 2000, under a new Medicare payment formula called the outpatient prospective payment system, Medicare will pay a pre-established rate to providers for outpatient services. Under the new formula, Medicare will pay $202.14 per day (adjusted up or down for differences in wages from area to area) of partial hospitalization service, assuming that the services meet Medicare's coverage criteria (see "- Medicare Coverage"). Medicare will pay this amount regardless of whether it is more or less than a hospital's actual costs, although there is a three-year transition period during which hospitals whose aggregate costs for Medicare outpatients exceed the Medicare rates will receive some additional Medicare payments, but not up to the level of full costs. The Medicare rates for outpatient services should be updated annually, but in the past when Medicare has adjusted other rates similar to its new rates for hospital outpatient services, the updates have often been increases in amounts that were less than the increase in the "hospital market basket," i.e., the increase in costs of items and services purchased by hospitals. In some instances, Medicare has reduced rates in the updating process.

        PATIENT COINSURANCE, MEDICAID COVERAGE OF MEDICARE COINSURANCE AMOUNTS, AND MEDICARE ALLOWABLE BAD DEBTS

        Although Medicare has established a rate for partial hospitalization services of $202.14 per day, Medicare will not pay that full amount to a hospital. It will deduct from that rate an amount for patient "coinsurance," or the amount that the patient is expected to pay. For partial hospitalization services, the national unadjusted patient coinsurance amount is approximately $48.17.

        Most of the patients receiving services in partial hospitalization programs managed by us are unable to pay the coinsurance amount. If such patients are also covered by Medicaid, the Medicaid program usually will not pay the Medicare coinsurance amount in states where we furnish Outpatient Program Management Services. Thus, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare "bad debt" as described in the following paragraph.

        To the extent that neither a Medicare patient nor any secondary payor for that patient pays the Medicare coinsurance amount after a documented reasonable collection effort or the patient's indigence is documented, the provider is entitled to be paid 55 percent of this "bad debt" by Medicare. However, there are many instances when Medicare denies reimbursement for all or part of claimed bad debts for coinsurance on Medicare patients on grounds that the provider did not engage in a reasonable collection effort or that the provider failed to maintain adequate documentation of its collection effort or of the patient's indigence.

        EFFECT OF NEW MEDICARE PAYMENT METHODOLOGY

        We cannot predict the effect of the new Medicare payment methodology for partial hospitalization and other services. Customers contracting for our Outpatient Program Management Services now have the possibility that they can make a profit on the types of services managed by us, but also have greater exposure to losses. We cannot predict what effect the new Medicare payment methodology will have on our customers' willingness to continue or renew existing contracts or on potential customers entering into new contracts to the extent that we seek to obtain new contracts.

        MEDICARE COST REIMBURSEMENT FOR PARTIAL HOSPITALIZATION FOR SERVICES FURNISHED PRIOR TO MEDICARE'S OUTPATIENT PROSPECTIVE PAYMENT SYSTEM

        Prior to the implementation of Medicare's outpatient prospective payment system, Medicare paid for partial hospitalization services on the basis of "reasonable cost," subject to coinsurance of 20 percent of the provider's charges. Medicare made interim payments to a provider based on an estimate of the provider's cost, and then made a final settlement based on an annual cost report filed by the provider. Providers claimed fees paid to us as part of their allowable costs for serving Medicare covered patients. Under the applicable Medicare principles of reimbursement, our fees should be allowed if they are "reasonable" and relate to covered services. Medicare's policy directs that generally the reasonableness of our fees should be evaluated by the market value of the services furnished by us. We believe that our fees are and have been fair market value for the services furnished. Nevertheless, there have been occasions when Medicare has disallowed a portion of our fees, and that may occur in the future as Medicare conducts audits of cost reports for periods through July 31, 2000 (or such time as cost reimbursement ends for hospital outpatient services). In some instances, we have a contractual obligation to repay a provider the amount of our fees, which are disallowed.

        MEDICARE CRITERIA FOR "PROVIDER-BASED" SITES

        In order for Medicare to cover partial hospitalization services, the services must be furnished by a hospital or a CMHC. In many instances, we have managed Outpatient Programs for a hospital or CMHC where the program has been conducted away from the main campus of the provider. Such services have been covered by Medicare as the provider's services on the basis that the site where the services were furnished was a "provider-based" site. In 1996, Medicare published a policy that defined more narrowly than prior practice what was a "provider-based" site. In April 2000, Medicare published a final regulation effective October 10, 2000 that further defined what is a "provider-based" site. In addition, the April 2000 final regulation specifies instances when there may be retrospective recoveries of amounts previously paid by Medicare if a determination is made that a site was not "provider-based."

        We believe that the sites we presently manage are provider-based within the meaning of the April 2000 final regulation, and we expect that our provider customers will obtain, or have obtained, determinations of such provider-based status from Medicare. However, it is possible that such sites will not obtain approval as provider-based sites or will lose such approval in the future. In such instances, there may be a loss of Medicare coverage for services furnished at that site and there may be a retrospective recovery by Medicare.

        There also is a risk that Medicare will determine that sites where we furnished Outpatient Program Management Services in the past were not provider-based. Such a determination would not necessarily trigger a demand for repayment from the provider since there is a "good faith" exception to demanding recoupment of amounts paid if the site: (i) was held out to the public as part of the provider; (ii) was part of the provider's licensed premises (if licensure was required); (iii) the provider billed Medicare a facility charge; and (iv) the physicians practicing at the site properly indicated the site of service on their bills to Medicare for professional services. We believe, but cannot assure, that the sites we managed met the good faith exception for retrospective recoveries. If a site managed by us in the past were found not to have been provider-based and the "good faith" exception not met, Medicare would demand repayment in full for the amounts it had paid for partial hospitalization services for all periods, which are subject to reopening at the time of the determination (generally the 5 preceding years, but could be more in individual circumstances). If such demands were made upon providers that had contracted with us, it is possible that the providers would seek indemnity or damages from us. In some instances, it is possible that a court would interpret our contract with a provider as requiring us to indemnify the provider asserting such a claim.


        COMPLIANCE WITH MEDICAID REGULATIONS AND POTENTIAL CHANGES

        We cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are political pressures on such legislatures in terms of controlling and reducing such appropriations. With respect to our Case Management Programs reimbursed by behavioral health organizations, the overall trend is generally to impose lower reimbursement rates including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as us. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on our business, financial condition and results of operations.

        Some states may adopt substantial health care reform measures which could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and with respect to other individuals funded by public resources. The reduction in other public resources could have an impact upon the delivery of services to Medicaid recipients.

        SPECIFIC LICENSING OF PROGRAMS

        Our Outpatient Programs are operated as outpatient departments of providers, thus subjecting such programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the programs must comply with the requirements of municipal building, health and fire codes. Inclusion of hospital space where the Outpatient Programs are furnished within the providers' license, when required under applicable state laws, is a prerequisite to participation in the Medicare programs. Additionally, the provider's premises and programs are subject to periodic inspection and recertification.

        FALSE CLAIMS INVESTIGATIONS AND ENFORCEMENT OF HEALTH CARE FRAUD LAWS

        The OIG, as well as other federal, state, and private organizations, are aggressively enforcing their interpretation of Medicare and Medicaid laws and policies, and other applicable standards. Often in such enforcement efforts, the government has relied on the Federal Civil False Claims Act ("False Claims Act"). Under that law, if the government prevails in a case, it is entitled to treble damages plus not less than $5,000 nor more than $10,000 per claim, plus reasonable attorney fees and costs. In addition, a person found to have submitted false claims, or who caused the submission of false claims, can be excluded from governmental health care programs including Medicare and Medicaid. If a provider contracting with us were excluded from governmental health programs, no services furnished by that provider would be covered by any governmental health program. We could also be excluded from government health care programs if there were a finding that we had violated our obligations to those programs. If we were excluded, providers would as a practical matter, cease contracting for our Outpatient Program Management Services. If we were excluded from governmental health programs, providers contracting with us could not be reimbursed for amounts paid to us.

        To prevail in a False Claims Act case, the government need show only that a person submitted, or "caused" to be submitted, incorrect claims with "reckless disregard" or in "deliberate ignorance" of the applicable Medicare law. The government does not have to prove that the claims were submitted with the intent to defraud a governmental or private health care payor. The qui tam provisions of the False Claims Act permit individuals also to bring suits under the False Claims Act. The incentive for an individual to do so is that he or she will usually be entitled to approximately 15% to 30% of any ultimate recovery. Under the False Claims Act, the Department of Justice has successfully made demands on thousands of providers to settle alleged improper billing disputes at double alleged damages or more. Although we do not bill governmental programs directly, we could possibly be liable under the False Claims Act to the extent that we are found to have "caused" false claims to have been presented.

        There are many other civil and criminal statutes at the federal and state levels that may penalize conduct related to submitting false claims for health care services. The penalties under many of those statutes are severe, and the government often need not prove intent to defraud in order to prevail. Management believes that we are in material compliance with applicable regulatory and industry standards. However, in light of the complexity of the policies governing governmental health care programs together with changing and uncertain interpretations of those policies, it is impossible to be absolutely assured that the government (or a qui tam relator in the name of the government) will not assert that some of our conduct, or conduct by one of our customers, has given rise to a potentially large liability.

        In the past, there have been occasions when Medicare fiscal intermediaries have denied coverage for all or substantially all of the claims submitted by the providers where we had a management or administrative services contract. Such denials have occurred even though a physician has certified that the Outpatient Program services were medically necessary. Notwithstanding our ongoing efforts to assure that the Outpatient Program services furnished under contract are consistent with our understanding of the Medicare coverage criteria, it is possible that there will be future occasions when a substantial number of services furnished at a site managed by us will be denied coverage. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") grants the U.S. Department of Health and Human Services broad authority to impose civil monetary penalties on providers for certain activities. Among those activities are the repeated submission of claims for services which are not medically necessary. If there were again to be occasions when a Medicare fiscal intermediary denied a large number of claims for a site managed by us, it is possible that the government would seek sanctions from the provider and possibly from us. While we believe that it would be inappropriate for the government to seek such sanctions for services for which the coverage criteria are interpreted differently at different times and which have been ordered by a physician, it is not clear at this time how the government will apply this new authority.

        ANTI-REMUNERATION LAWS

        Medicare and Medicaid law prohibits an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries, or the purchase or arranging for or recommending of the purchase of items or services that may receive payment under Medicare, Medicaid, or other federally-funded health care programs. Several states have similar laws, which are not limited to services for which Medicare or Medicaid payments are made. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid or other applicable programs.

        The courts, OIG and administrative agencies interpret the federal anti-remuneration law broadly. Because of the federal statute's broad scope, the regulations establish certain safe harbors from liability. Some of our practices do not satisfy all of the requirements necessary to fall under the applicable safe harbor. A practice that does not fall under a safe harbor, although not necessarily unlawful, may be subject to scrutiny and challenge. We believe that we are in substantial compliance with the legal requirements imposed by these laws and regulations, but there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Such scrutiny or challenge may have a material adverse effect on our business, financial condition and results of operations.

        PRIVACY AND CONFIDENTIALITY LEGISLATION

        Most of our activities require us to receive or use confidential medical information about individual patients. In addition, we use aggregated unidentified patient data for research and analysis purposes and with respect to our InfoScriber business. Federal and some state legislation restrict the use and disclosure of confidential medical information and the fact of treatment. There are specific requirements permitting disclosure, but inadequate or incorrect disclosure, even if inadvertent or negligent, can trigger substantial criminal and other penalties. To date, no such legislation has been enacted that adversely impacts our ability to provide our services.

        However, there have been a number of regulatory and legislative initiatives in the area of medical privacy at the federal and state levels, which could impact the manner in which we conduct our health information business. Most of these initiatives seek to extend restrictions to non-patient identifiable information or the process for anonymizing data. In addition, there are initiatives that seek to restrict access to this information to non-commercial uses. To protect privacy, no individual patient will be identified in any InfoScriber data to be sold to third parties. However, there can be no assurance that these initiatives or future initiatives would not adversely affect our ability to generate or assemble data or to develop or market current or future products or services.

        The confidentiality provisions of HIPAA require that the Secretary of Health and Human Services establish health information privacy standards. In September 1997, the Secretary submitted recommendations to Congress to implement these standards. Since Congress did not enact health information privacy legislation by the August 1999 deadline, the Secretary was required to promulgate final regulations on the subject by February 21, 2000. On November 3, 1999, the Secretary issued a Notice of Propose Rulemaking for "Standards for Privacy of Individually Identifiable Health Information" to implement the privacy requirements of HIPAA. These proposed regulations would (1) impose standards for entities transmitting protected data in electronic form with respect to the rights of individuals who are the subject of protected health information and (2) establish procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosure of protected health information. The comment period for these proposed rules ended February 17, 2000. Generally, the final regulations were to be issued no earlier than 60 days after the end of the comment period. However, Health and Human Services has indicated that a significant delay is likely, which will add additional months to the expected date of the final rules. Compliance with the final regulations must be no later than 24 months after their effective date. The impact of such legislation and regulations relating to health information cannot be predicted. Such legislation or regulations could have a material adverse effect on our business.

        UNLICENSED PRACTICE OF MEDICINE

        Many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are interpreted by courts and regulatory agencies with broad discretion. We believe that our InfoScriber system and contractual arrangements for administrative and management services do not violate these laws. Our contractual arrangement and services, like InfoScriber, with some providers could possibly be challenged on the basis of being an alleged unlicensed practice of medicine, or the enforceability of provisions in that arrangement may be limited. In the event a regulatory authority limits or prohibits us or an affiliate from conducting our business, our contractual arrangements may require organizational modification or restructuring.

INSURANCE

        Mental health care and information services are always subject to the risk of liability. In recent years, participants in the mental health care industry have become subject to an increasing number of lawsuits that allege malpractice or other related legal theories. These lawsuits often involve large claims and incur significant defense costs. We maintain liability insurance intended to cover such claims, which is renewable annually. We believe that our insurance coverage conforms to industry standards. There are no assurances, however, that our insurance will cover all claims (e.g., claims for punitive damages), or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. There are no assurances that we will be able to obtain liability insurance coverage on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims.

EMPLOYEES

        As of June 30, 2000, we employed approximately 123 employees, of whom 81 are full-time employees. Approximately 55 employees staff the clinical programs and approximately 68 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, human resources and legal areas. None of our employees is subject to a collective bargaining agreement and we believe that our employee relations are good.

TERMINATED OPERATIONS

        We previously operated four outpatient chemical dependency programs in Southern California under the name of Twin Town Treatment. Because we no longer considered such programs to be a core strategic asset, they were sold in December 1999.

        In January 2000, we sold substantially all of our 50.1 % interest in Stadt Solutions, LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings (formerly, Stadtlander Drug Distribution Co., Inc.) to offer specialty pharmacy programs for individuals with SMI. As a result, our membership interest in Stadt Solutions was reduced to a nominal level, and we have no further role in the management of Stadt Solutions and no longer consolidate the financial statements of Stadt Solutions. We received approximately $3.3 million as a preferential distribution upon disposition of our interest.

        In April 2000, we ended our managed care pilot project, which we began in October 1998 in conjunction with two California-based HMOs and a California professional corporation. The project was a fully capitated managed care product for SMI individuals that have Medicare as their primary insurer.

        During fiscal year 2000, we also ended our site management and clinical information division, which we began in January 1997 to participate in clinical trials, to collect clinical information related to pharmaceutical and non-pharmaceutical clinical practice, and to enter into project-specific research agreements.

ITEM 2. PROPERTIES

        We own no real property. We currently lease and sublease approximately 22,000 square feet comprised of a lease for our corporate headquarters at 501 Washington Street, San Diego, California expiring on April 3, 2002, and other leases for office space for certain field employees, none of which extends beyond 2002. We carry property and liability insurance as required by lessors and sublessors. We believe that our facilities are adequate for our short-term needs. Leases and sub-leases, other than the short-term and month-to-month leases, generally provide for annual rental adjustments, which are either indexed to inflation or have been agreed upon, and typically provide for termination on not less than ninety (90) days' written notice.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we have been involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers and their ages and positions at June 30, 2000, are as follows:

NAME                      AGE    POSITION
----                      ---    --------
Allen Tepper..........    52     Chairman of the Board
Mark P. Clein.........    41     Chief Executive Officer
Fred D. Furman........    52     President and General Counsel
Susan D. Erskine......    48     Executive Vice President-Development, Secretary and
                                 Director

        Allen Tepper co-founded the Company in 1988, has served as Chairman of the Board since October 1989, and served as Chief Executive Officer of the Company from October 1989 to May 1999, and President from October 1989 to April 1997. Mr. Tepper also serves as Chairman of the Board of Paidos Health Management Services, Inc., a privately-held neo-natal managed care company. Mr. Tepper co-founded Consolidated Medical Corp., which was engaged in out-patient clinic management for acute care providers in the Philadelphia area. The company was subsequently sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

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

        Fred D. Furman has served as President and General Counsel of the Company since April 1997. Previously, he held the position of Executive Vice President -- Administration and General Counsel from March 1995 to April 1997. Prior to joining the Company, Mr. Furman was a partner at Kleinbard, Bell and Brecker, a Philadelphia law firm from 1980 to March 1995. Mr. Furman is a member of the American Health Lawyers Association. He holds a Juris Doctor degree and a Bachelors degree from Temple University.

        Susan D. Erskine co-founded the Company in 1988 and has served as Executive Vice President, Secretary and a director of the Company since October 1989. Ms. Erskine previously served in several operational and marketing management positions with acute care providers and health care management organizations. Ms. Erskine holds a Masters in Health Science degree and completed post-graduate work at Stanford University in Education and Psychology, and she holds a Bachelors degree from the University of Miami.

                                               PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) MARKET INFORMATION

        The Company's common stock (NASDAQ symbol "PMRP") is traded publicly through the NASDAQ National Market System. The following table represents quarterly information on the price range of the Company's common stock. This information indicates the high and low sale prices reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions:

                                                                HIGH       LOW
                                                                ----       ---
 Quarters for the fiscal year ended April 30, 2000
    First Quarter........................................      $ 4.50     $3.03
    Second Quarter.......................................      $ 3.19     $1.75
    Third Quarter........................................      $ 5.75     $1.94
    Fourth Quarter.......................................      $ 5.69     $3.50
 Quarters for the fiscal year ended April 30, 1999
    First Quarter........................................      $15.25     $8.88
    Second Quarter.......................................      $10.31     $5.50
    Third Quarter........................................      $ 8.88     $6.75
    Fourth Quarter.......................................      $ 8.88     $4.19

   (b) HOLDERS

        As of July 15, 2000, there were 107 holders of record of the Company's common stock.

         (c) DIVIDENDS

        In the third quarter of fiscal year 2000, our Board of Directors declared a special cash dividend of $1.50 per share of common stock payable on January 31, 2000 to shareholders of record on January 26, 2000. The total amount of dividend was approximately $10.6 million.

        The Board of Directors will consider from time to time the payment of dividends on its outstanding common stock. The payment of such dividends will be dependent on our earnings, financial conditions, cash flows, capital and working capital requirements, business opportunities and prospects and other factors deemed relevant by the Board of Directors.

         (d) RECENT SALES OF UNREGISTERED SECURITIES

        The Company has sold and issued (without payment of any selling commission to any person) the following securities since May 1, 1999:

               (1) In March 2000, we issued a warrant to purchase 1,000 shares of our common stock to one investor in consideration for entering into a consulting agreement with our subsidiary, InfoScriber Corporation. The warrant is exercisable immediately at a price of $4.50 per share and expires in March 2005. As of April 30, 2000, none of the shares of common stock had been purchased pursuant to the warrant.

               (2) In March 2000, we issued a warrant to purchase up to 10,000 shares of our common stock to one investor in consideration for services pursuant to a consulting agreement with our subsidiary, InfoScriber Corporation. The exercise price of the warrant is $4.938 per share. The purchase rights under the warrant are earned only if certain criteria are met, such as registration of the consultant's affiliates as users under a membership agreement. Once the purchase right is earned, each installment of the shares of common stock becomes exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second and third anniversary of their respective effective dates. The warrant expires upon the earlier of (i) five years from the date of grant or (ii) termination of the users' membership agreement. As of April 30, 2000, none of the purchase rights under the warrant had been earned and no shares of common stock subject to the warrant were exercisable.

               (3) In April 2000, we issued a warrant to purchase up to 60,000 shares of our common stock to one investor in consideration for services pursuant to a consulting agreement with our subsidiary, InfoScriber Corporation. The exercise price of the warrant is $3.50 per share. The purchase rights under the warrant are earned only if certain criteria are met, such as registration of the consultant's affiliates as users under a membership agreement. Once the purchase right is earned, each installment of the shares of common stock becomes exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second and third anniversary of their respective effective dates. The warrant expires upon the earlier of (i) five years from the date of grant or (ii) termination of the users' membership agreement. As of April 30, 2000, none of the purchase rights under the warrant had been earned and no shares of common stock subject to the warrant were exercisable.

        The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on
Section 4(2) of the Securities Act.

        ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included elsewhere herein.

                                                                                            YEARS ENDED APRIL 30,
                                                                  ----------------------------------------------------------------
                                                                    2000         1999          1998           1997         1996
                                                                  --------     ---------    ----------    ----------    ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT INFORMATION
Revenues from continuing operations(1) .......................    $ 42,510     $ 55,823     $   67,524    $   56,637    $   36,315
Net income (loss) from continuing operations(2)(3)(4) ........     (11,667)         (46)         1,788         3,107           918
Net income (loss) from discontinued operations,
  net of gain on sale(1) .....................................         664         (401)           --            --            --
Net income (loss)(5) .........................................     (11,003)        (447)         1,788         3,107           918
Net income (loss) per share from continuing operations
  Basic ......................................................       (1.77)       (0.01)          0.30          0.66          0.26
  Diluted ....................................................       (1.77)       (0.01)          0.27          0.55          0.23
Net income (loss) per share
  Basic ......................................................       (1.67)       (0.06)          0.30          0.66          0.26
  Diluted ....................................................       (1.67)       (0.06)          0.27          0.55          0.23

WEIGHTED SHARES OUTSTANDING
  Basic ......................................................       6,606        6,924          6,053         4,727         3,484
  Diluted ....................................................       6,606        6,924          6,695         5,646         4,471

PRO FORMA INFORMATION
Pro forma net income and earnings per share as if cumulative change had occurred for all periods presented:
Pro forma net income (loss) available to
  common stock shareholders ..................................     (11,003)         146          1,422         2,869           960
Pro forma earnings (loss) per share:
  Basic ......................................................       (1.67)        0.02           0.24          0.61          0.28
  Diluted ....................................................       (1.67)        0.02           0.21          0.51          0.22



                                                   AS OF APRIL 30,
                                  ---------------------------------------------------
                                    2000      1999       1998       1997       1996
                                  -------    -------    -------    -------    -------
                                                   (IN THOUSANDS)
BALANCE SHEET INFORMATION
Working capital(6) ...........    $29,926    $52,233    $52,150    $17,036    $10,911
Total assets .................     40,736     67,052     70,449     32,450     21,182
Long term debt ...............        196        294        392          -          -
Total liabilities ............      9,734     14,401     16,573     16,202     12,070
Stockholders' equity(6)(7) ...     31,002     52,651     53,876     16,248      9,112


                                                                  QUARTERS FOR THE YEARS ENDED,
                           ---------------------------------------------------------------------------------------------------
                                            APRIL 30, 2000                                       APRIL 30, 1999
                           -----------------------------------------------     -----------------------------------------------
                            4/30/00      1/31/00     10/31/99      7/31/99      4/30/99     1/31/99      10/31/98    7/31/98
                           --------     --------     --------     --------     --------     --------     --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues(1) ...........    $  7,234     $  9,946     $ 12,506     $ 12,824     $ 13,977     $ 13,227     $ 13,798    $ 14,821
Net income (loss)
  from continuing
  operations ..........      (8,247)      (2,951)         243         (712)        (729)         196            9         478
Net income (loss)
  from discontinued
  operations, net of
  gain on sale(1)(5) ..       272        1,077         (406)        (279)        (463)         (18)          80            --
Net income (loss)(5) ..      (7,975)      (1,873)        (164)        (991)      (1,191)         178           89         478
Net income (loss)
per share:
  Basic ...............       (1.14)       (0.30)       (0.03)       (0.15)       (0.17)        0.03         0.01        0.07
  Diluted .............       (1.14)       (0.30)       (0.03)       (0.15)       (0.17)        0.02         0.01        0.07

(1) In December 2000, the Company sold substantially all of its interest in Stadt Solutions. For fiscal years 2000 and 1999, the Company's revenues related to this discontinued business segment, which commenced in July 1998, were approximately $27 million and $30 million respectively. Activity related to Stadt Solutions is presented in the Company's financial statements as a discontinued operation.

(2) In fiscal year 1999, the Company wrote-off costs after income taxes of approximately $951,000 relating to a terminated acquisition.

(3) In fiscal years 2000, 1999, and 1998, the Company had a special charge (credit) after income taxes of approximately $1.4 million, ($154,000), and $1.2 million, respectively.

(4) In fiscal year 2000, the Company incurred non-cash stock compensation expense of approximately $203,000.

(5) In the fourth quarter of fiscal year 2000, the Company established a tax asset valuation allowance of $5.9 million and reversed a current year net tax benefit of approximately $1.5 million to reserve fully for its deferred tax assets in conformity with SFAS No. 109: Accounting for Income Taxes. The reserve resulted in a total non-cash income tax expense of $7.4 million for the quarter and fiscal year ended April 30, 2000.

(6) In the third quarter of fiscal year 2000, the Company's Board of Directors approved the payment of a special cash dividend of $1.50 per share of common stock payable on January 31, 2000 to shareholders of record on January 26, 2000. The total amount of the dividend was approximately $10.6 million.

(7) The Company's Stockholders' Equity at April 30, 2000 includes $332,000 in notes receivable from employees and officers and approximately $154,000 of unrealized loss on investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the more detailed information and consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in " - Liquidity and Capital Resources", as well as those discussed elsewhere in this document.

OVERVIEW

        Over the past twelve years PMR Corporation and its subsidiaries ("PMR," the "Company" or "we") has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). We currently manage, administer or provide consulting services for a range of outpatient and community-based psychiatric services for SMI patients, consisting of six outpatient programs (the "Outpatient Programs") and two case management programs (the "Case Management Programs"). We refer to these programs in this document as "Health Services Programs".

        During the fiscal year ended April 30, 2000, we began to implement a changed business strategy. We focused on maximizing cash flow in the Health Services Programs and reducing the number of Outpatient Programs managed by us, hence minimizing our exposure to the changing regulatory environment. The Outpatient Programs are heavily dependent on reimbursement by Medicare and Medicaid. We significantly reduced our presence in Outpatient Programs. The reduction in these services was the result of a management decision predicated on existing and proposed regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment.

        In addition, in September 1999, we organized InfoScriber(TM) Corporation ("InfoScriber"), a wholly-owned subsidiary, which has a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and health care providers. We believe that InfoScriber is developing a unique and valuable information asset for industry and providers, namely, a "practice-based", real world, longitudinal database for researching, analyzing and understanding physician prescribing patterns. This database will be driven by a proprietary, web-based medication management system, which will capture critical disease-specific information at the point of prescribing. In addition to providing a core data set that we believe is generally unavailable from current sources, the system will also incorporate a proprietary ability to capture information related to the underlying rationale for medication decisions. InfoScriber intends to build a statistically acceptable panel of physician users so that the data being captured will be representative of prescribing patterns and can be used for general analysis and business decision making. Our first physician panel will be in the area of central nervous system ("CNS") disorders, a therapeutic area in which we have developed expertise from our twelve years of experience as a leading disease management company in the CNS area. After the establishment of the CNS panel, we intend to establish additional panels to gather data from therapeutic areas. We have not yet commercially introduced the InfoScriber system and, accordingly, InfoScriber has generated no revenues to date. We do, however, anticipate commercial introduction of the InfoScriber system in the near future.

        The Company generated $6.0 million in cash from operations during fiscal year 2000, net of $1.6 million in software development costs related to InfoScriber, and $8.0 million over the last three quarters ended April 30, 2000. This cash flow is notwithstanding a commitment of resources to InfoScriber in excess of $2.8 million in fiscal year 2000. This was achieved by an aggressive focus on eliminating less profitable and unprofitable programs, significantly reducing overhead expenses, and the collection of receivables.

        Also, in the third quarter of fiscal year 2000, the Board of Directors declared a special cash dividend of $1.50 per share of common stock payable on January 31, 2000 to shareholders of record on January 26, 2000. The total amount of the dividend was $10.6 million.

SOURCES OF REVENUE

        InfoScriber.

        We have not yet commercially introduced the InfoScriber system and, accordingly, InfoScriber has generated no revenues to date. We do, however, anticipate commercial introduction of the InfoScriber system in the near future.

        We intend to enter into the commercial agreements with pharmaceutical companies, managed care and other health care organizations, researchers and government agencies relating to the InfoScriber data. We anticipate that these agreements will generate revenues from a variety of different data services we expect to offer to the users, including, but not limited to: annual subscriptions to the database, which will include suites of reports and analyses on prescribing patterns; annual or quarterly fees for custom reports and analyses on prescribing patterns that are beyond the scope of the standard suite of reports; fees for ad hoc custom reports; fees for customer requested web-based surveys of InfoScriber's physician panel; revenue from custom studies generated by research firms that seek to access the system for data collection; and revenue from web-based surveys generated by research firms that seek to access InfoScriber's physician panel.

        In addition, we expect to generate user fees from a panel of participating providers. We are in the process of establishing this panel comprised of physicians, psychiatric practices and community mental health organizations. Certain participants have been granted charter membership in the network whereby any fees for installation and use of the InfoScriber system are waived for the first year. Thereafter, charter participants will be required to pay an annual per user fee.

        Should we be unable to enter into sufficient commercial and participation agreements for our InfoScriber system, we could incur a material adverse effect on our business, financial condition and results of operations in the future. See " - Liquidity and Capital Resources".

        Outpatient Programs.

        We continue to manage or administer certain Outpatient Programs primarily under restructured agreements with acute care hospitals. We do not, however, currently intend to devote resources to develop additional Outpatient Programs. We expect that revenues from Outpatient Programs will decrease in fiscal year 2001 due to the termination of additional contracts. Although we anticipate that the decline in future revenues will at least be partially offset by revenues generated through our new health information business, there can be no assurance that we will not experience a material adverse effect on our business, financial condition and results of operations in the future.

        Revenue under an Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under the terms of some our terminated or expired contracts, as well as some of our current contracts, we are required to indemnify the providers for some or all of our fees if the fees are disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients are denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients are denied. As of April 30, 2000, we had recorded $5.3 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to our provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.

        Case Management Programs.

        For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortium responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare"). Revenue under the TennCare program is recognized in the period in which the related service is to be provided and may fluctuate based on rates set by the managed care consortium as well as level of patient enrollment.

TERMINATED OPERATIONS

        We sold our chemical dependency programs to a private company in the third quarter ended January 31, 2000, which resulted in an immaterial net gain on sale for the Company.

        In February 2000, we terminated our involvement with a managed care pilot project in Southern California with two HMOs and a professional corporation. The cost of termination was not material and we have benefited from the resulting discontinuance of periodic operating losses and negative cash flow associated with the project.

        During the third quarter ended January 31, 2000, we sold substantially all of our interest in Stadt Solutions, LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.). As a result, our membership interest in Stadt Solutions was reduced to a nominal level, and we have no further role in the management of Stadt Solutions and no longer consolidate the financial statements of Stadt Solutions. The transaction resulted in cash proceeds of $3.3 million and a gain of approximately $664,000, net of fiscal year 2000 operating losses.

RESULTS OF CONTINUING OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:

                                                                             YEARS ENDED APRIL 30,
                                                                       --------------------------------
                                                                        2000         1999         1998
                                                                       ------       ------       ------
Revenue from continuing operations ..............................       100.0%       100.0%       100.0%
                                                                       ------       ------       ------
Direct operating expenses .......................................        81.5%        69.1%        71.5%
Marketing, general, and administrative ..........................        20.1%        19.8%        13.6%
Provision for bad debts .........................................        12.1%         7.9%         7.6%
Depreciation and amortization ...................................         2.4%         2.0%         1.6%
Special charge (credit) .........................................         3.4%        -0.5%         3.0%
Acquisition expense .............................................         0.0%         2.9%         0.0%
                                                                       ------       ------       ------
Total expenses ..................................................       119.5%       101.2%        97.3%
                                                                       ------       ------       ------
Interest expense ................................................        -0.1%        -0.7%         0.0%
Other income - interest .........................................         3.5%         3.6%         1.8%
Income (loss) from continuing operations before income taxes
and cumulative change ...........................................       -16.1%         1.7%         4.5%
Income tax (benefit) expense ....................................        11.5%         0.7%         1.9%
                                                                       ------       ------       ------
Net income (loss) from continuing operations
before cumulative change ........................................       -27.6%         1.0%         2.6%
Cumulative change, net of income tax benefit ....................         0.0%         1.1%         0.0%
                                                                       ------       ------       ------
Net income (loss) from continuing operations ....................       -27.6%       -0.1%          2.6%
                                                                       ======       ======       ======


FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999

        Revenue. Revenue from continuing operations decreased from $55.8 million for the year ended April 30, 1999 to $42.5 million for the year ended April 30, 2000, a decrease of $13.3 million, or (23.8%). The decrease was primarily due to the termination and restructuring of numerous Outpatient Program contracts during fiscal year 2000. The Outpatient Programs recorded revenues of $26.9 million for the year ended April 30, 2000, a decrease of $16.8 million or (38.4%) as compared to fiscal year 1999. This decrease in revenues was partially offset by a $3.8 million or 35.7% increase in Case Management Program revenues. The increase in Case Management Program revenues from $10.5 million in fiscal year 1999 to $14.3 million in fiscal year 2000 was due to a corresponding increase in patient enrollment during the year.

        Direct Operating Expenses. Direct operating expenses from continuing operations consist of costs incurred at program sites and costs associated with field management responsible for administering the programs. Direct operating expenses decreased from $38.6 million for the year ended April 30, 1999 to $34.6 million for the year ended April 30, 2000, a decrease of $4.0 million, or (10.2%). As a percentage of revenues, direct operating expenses were 81.5%, up from 69.1% for the year ended April 30, 1999. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in Outpatient Program business, which historically has had a lower expense ratio than the other business segments. Case Management revenues as a percentage of total revenues from continuing operations increased to 33.6% in fiscal year 2000 from 18.9% in the preceding year. Moreover, direct operating expenses for Case Management as a percentage of Case Management revenues was 88% for both fiscal years 2000 and 1999, a rate materially higher than the 72% and 67% expense ratios for Outpatient Programs in fiscal 2000 and 1999, respectively.

        Marketing, General, and Administrative. Marketing, general, and administrative expenses decreased from $11.0 million for the fiscal year ended April 30, 1999 to $8.6 million for the fiscal year ended April 30, 2000, a decrease of $2.5 million, or (22.5%). This 22.5% decrease is consistent with the aforementioned 23.8% decrease in revenues from continuing operations. Marketing, general, and administrative expenses as a percentage of revenue remained constant at approximately 20% for the fiscal years ended April 30, 2000 and 1999. However, included in marketing, general, and administrative expenses are costs of approximately $1.3 million for development of InfoScriber and the recognition of approximately $200,000 in non-cash stock compensation expense for key employees and contractors in fiscal year 2000.

        Provision for Bad Debts. Provision for bad debts from continuing operations increased from $4.4 million for the year ended April 30, 1999 to $5.1 million for the year ended April 30, 2000, an increase of $700,000 or 15.8%. As a percentage of revenues, the provision for bad debts increased to 12.0% in the year ended April 30, 2000 from 7.9% in fiscal year 1999. The increase was due to anticipated difficulties associated with collection of receivables relating to Outpatient Program locations closed throughout fiscal year 2000. In the third quarter of fiscal year 2000, the Company incurred charges of $3.0 million for additional reserves needed to write down receivables primarily related to closed Outpatient Programs. We expect the allowance for non-collectible accounts to fluctuate based on the amount of claims from our Outpatient Programs under review and the number of Health Services Programs that we manage.

        Depreciation and Amortization. Depreciation and amortization expense decreased from $1.1 million for the year ended April 30, 1999 to $1.0 million for the year ended April 30, 2000, a decrease of $100,000 or (8.8%). This slight decrease was due to the disposal and write-off of assets as a result of termination and restructure of several Outpatient Program contracts.

        Acquisition Expense. Acquisition expenses for the fiscal year ended April 30, 1999 consists of legal, advisory, accounting, consulting, and other costs previously capitalized related to the terminated definitive merger agreement with Behavioral Health Corporation. There were no acquisition expenses recorded in fiscal year 2000.

        Special Charge (Credit). Special charges of $1.4 million were recorded in fiscal year 2000 for lease termination costs, severance costs, and write-off of various assets related to closures of numerous Outpatient Program locations during the year. As of April 30, 2000, the accrual for special charges included in the liabilities section in the consolidated balance sheet was $376,000. A special credit of $300,000 was recognized in fiscal year 1999 primarily due to a favorable settlement of disputes with a provider.

        Net Interest Income. Interest income, net of interest expense, decreased from $1.6 million for the year ended April 30, 1999 to $1.5 million for the year ended April 30, 2000, a decrease of $100,000 or 8.9%. This decrease resulted from lower interest bearing cash, cash equivalent, and short-term investment balances due to a $10.6 million cash dividend payment at the end of the third quarter of fiscal year 2000.

        Income (Loss) Before Income Taxes and Cumulative Change. For the year ended April 30, 2000, the Company's loss from continuing operations before income taxes and cumulative change was $6.8 million versus net income before income taxes of $926,000 in fiscal year 1999. The decrease in profitability was due primarily to losses incurred relating to program closures in fiscal year 2000 as well as general and administrative costs incurred during fiscal year 2000 for the establishment and development of the InfoScriber subsidiary.

        Income Tax Expense. Income tax expense increased from $400,000 for the fiscal year ended April 30, 1999 to $4.9 million for the fiscal year ended April 30, 2000, an increase of $4.5 million. In the fourth quarter of fiscal year 2000, the Company established a non-cash valuation allowance of $9.2 million to fully reserve for its deferred tax assets in conformity with Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes. The valuation allowance was recognized in fiscal year 2000 because realization of the deferred tax assets is now uncertain due primarily to changes in the Company's core business and associated business risks, including an unproven history of earnings in the new business segment. The increase in income tax expense as compared to the prior year resulted primarily from the establishment of this reserve.

        Cumulative Change. The cumulative change of $593,000 in fiscal year 1999 represents the effect, net of income tax benefit of $411,000, of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle consistent with the requirements of Accounting Standards Executive Committee's

Statement of Position 98-5: Reporting on Costs of Start-up Activities. There were no cumulative changes in fiscal year 2000.

        Results from Discontinued Operation. In the third quarter of fiscal year 2000, the Company sold substantially all of its interest in Stadt Solutions. The transaction, which eliminated the Company's ownership interest, resulted in cash proceeds of $3.3 million and a gain of $664,000, net of operating losses related to Stadt Solutions during fiscal year 2000.

YEAR ENDED APRIL 30, 1999 COMPARED TO YEAR ENDED APRIL 30, 1998

        Revenue. Revenues from continuing operations decreased from $67.5 million for the fiscal year ended April 30, 1998 to $55.8 million for the fiscal year ended April 30, 1999, a decrease of $11.7 million, or (17.3%). The Outpatient Programs recorded revenues of $43.7 million in fiscal year 1999, a decrease of $5.7 million or (11.5%) as compared to $49.4 million in fiscal year 1998. The decrease in revenues was due to a net reduction of five outpatient programs versus a year ago. This reduction was partially offset by same site revenue growth of 8.6% in the Outpatient Programs. The Outpatient Programs operated under an all-inclusive fee arrangement had operating margins of 34.2% in the fiscal year ended April 30, 1999 as compared to 35.7% in the year ended April 30, 1998. The Company's Case Management Programs recorded revenues of $10.5 million, a decrease of $4.6 million, or (30.5%) from the fiscal year ended April 30, 1998. The decrease in revenues was due to the restructuring of the Company's relationship with Case Management, Inc. and the termination of two Case Management Programs in Arkansas. Revenues from the Company's chemical dependency and other programs not included as outpatient or case management were $1.3 million, a decrease of 46.7% from the fiscal year ended April 30, 1998. The decrease in revenues was associated primarily with the Company's termination of two Chemical Dependency Programs in Arkansas.

        Direct Operating Expenses. Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses decreased from $48.2 million for the fiscal year ended April 30, 1998 to $38.6 million for the fiscal year ended April 30, 1999, a decrease of $9.6 million, or (19.9%). As a percentage of revenues from continuing operations, direct operating expenses were 69.1% for fiscal year 1999, down from 71.5% for the fiscal year ended April 30, 1998. The overall decrease in direct operating expenses and the improvement in the operating expense ratio was primarily due to the net closing of five Outpatient Programs, two Case Management Programs, and two chemical dependency programs, which in the aggregate, had lower patient volume and higher expense ratios than the remaining programs. The Company also restructured its agreement with Case Management, Inc., which reduced recognized revenue but improved operating margins.

        Marketing, General, and Administrative. Marketing, general, and administrative expense increased from $9.2 million for the fiscal year ended April 30, 1998 to $11.0 million for the fiscal year ended April 30, 1999, an increase of $1.8 million, or 20.2%. The increase was related to investment in the corporate headquarters to support existing and anticipated programs, including a managed care pilot project in Southern California. As a percentage of total revenues from continuing operations, marketing, general, and administrative expenses were 19.8% for the fiscal year ended April 30, 1999, as compared to 13.6% for fiscal year 1998. The increase in marketing, general, and administrative expenses as a percent of revenue was due to an increase in support costs related to the coordinated care initiative without a proportionate increase in coordinated care revenue.

        Provision for Bad Debts. Expenses related to the provision for bad debts decreased from $5.1 million for the fiscal year ended April 30, 1998 to $4.4 million, a decrease of $0.7 million, or (14%). The decrease was due to a net closing of five Outpatient Programs, two Case Management Programs, and two chemical dependency programs. As a percentage of revenues from continuing operations, the provision for bad debts remained relatively constant at 7.9% and 7.6% for the fiscal years ended April 30, 1999 and 1998, respectively.

        Depreciation and Amortization. Depreciation and amortization expenses remained relatively constant at approximately $1.1 million for each of the fiscal years ended April 30, 1999 and 1998.

        Acquisition Expense. Acquisition expenses consist of legal, advisory, accounting, consulting, and other costs related to the terminated definitive merger agreement with Behavioral Health Corporation. Previously capitalized acquisition expenses written-off in the fiscal year ended April 30, 1999 were $1.6 million. No acquisition expenses were recorded in the fiscal year ended April 30, 1998.

        Special Charge (Credit). The special credit recognized in fiscal year 1999 related primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management, Inc. ("CMI"). The Company had previously incurred a special charge related to the closing of several programs identified in the fiscal year ended April 30, 1998, which included a special charge related to CMI. The outcome of the dispute in August 1998, which was better than anticipated, involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement, and the release of claims against the Company for certain liabilities. See "Item 8. Financial Statements and Supplementary Data". The special charge recognized in fiscal year 1998 resulted primarily from the resolution of claims associated with ten program locations scheduled for closure.

        Net Interest Income. Interest income, net of interest expense, increase from $1,187,000 for the year ended April 30, 1998 to $1,609,000 for the year ended April 30, 1999, an increase of $422,000, or 35.6%. The increase resulted from higher cash and cash equivalents and short-term investment balances resulting from the completion of the Company's follow-on common stock offering in October 1997, partially offset by non-recurring interest expense on income taxes of $358,000.

        Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Change. Income (loss) from continuing operations before income taxes and cumulative change decreased from $3.0 million for the year ended April 30, 1998 to $0.9 million for the year ended April 30, 1999, a decrease of 2.1 million, or (69.5%).

        Income Tax Expense. Income tax expense remained constant at 41% of income from continuing operations before income taxes and cumulative change. See "Item 8. Financial Statements and Supplementary Data."

        Cumulative Change. The cumulative change of $593,000 represents the effect, net of income tax benefit of $411,000 of writing off previously capitalized start-up costs. The Company adopted this change in accounting principle in the first quarter of fiscal year 1999 consistent with the requirements of Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on Costs of Start-up Activities.

LIQUIDITY AND CAPITAL RESOURCES

        For the fiscal year ended April 30, 2000, net cash provided by operating activities was $7.5 million as compared to net cash used in operating activities of $6.8 million in fiscal year 1999. This represents an improvement of $14.3 million or 210%. The increase in cash flows from operating activities during the fiscal year ended April 30, 2000 was achieved primarily by our focus on eliminating less profitable and unprofitable programs, significantly reducing overhead expenses, and aggressively collecting receivables.

        Working capital at April 30, 2000 was $29.9 million, a decrease of $22.3 million, or (42.7%), as compared to working capital of $52.2 million at April 30, 1999. Cash and cash equivalents and short-term investments at April 30, 2000 were $27.8 million, a decrease of $5.0 million, or (15.2%) as compared to $32.8 million at April 30, 1999. In the third quarter of fiscal year 2000, the Board of Directors approved the payment of a special cash dividend of $1.50 per share of common stock to shareholders of record on January 26, 2000. The total amount of the dividend, which was paid on January 31, 2000 for 7,053,689 shares of common stock, was $10.6 million. The decrease in working capital, cash and cash equivalents and short-term investments was primarily due to the payment of this special dividend and purchase of treasury stock, partially offset by positive cash flow from operations during fiscal year 2000.

        Working capital is anticipated to be utilized during fiscal 2001 to continue expansion of InfoScriber. As of April 30, 2000, the Company had capitalized $1.6 million for software development related to InfoScriber. The Company has budgeted approximately $1.0 million for additional capital costs for InfoScriber during fiscal 2001. These costs will not be amortized until after the general release of our product, which is anticipated to occur in the first half of fiscal year 2000. The Company has forecasted a net cash outflow in excess of $6.0 million for the fiscal year ending April 30, 2001. Actual cash usage may fluctuate and vary from this projection depending upon the success of InfoScriber or based on further changes in the Company's Outpatient Programs and Case Management Programs.

        The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with selective acquisitions. Additionally, the Board of Directors has authorized the repurchase of up to 15% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions. As of April 30, 2000, the Company had repurchased 725,000 shares of its common stock at an average price of $3.19 per share, or $2,310,156. These repurchased shares exclude the 50,000 shares of common stock returned by Case Management, Inc. ("CMI") to PMR in fiscal year 1999. All the aforementioned shares, totaling 775,000, were re-issued during fiscal year 2000 under PMR's stock compensation plans.

        We maintain reserves to cover the potential impact of two significant uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the management fees owed to it by a provider during the periodic review of the provider's claims by the fiscal intermediaries.

        From time to time, we recognize charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During fiscal years 1999 and 2000, a substantial majority of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHC's on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of April 30, 2000, we had recorded $5.3 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal year 2001. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

        In addition, we have been advised by the Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. Thus, we may be responsible for reimbursement of the amounts previously paid to us that are disallowed pursuant to obligations that exist with certain providers. Although we believe that the potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts estimated within the financial statements (or such greater amounts as are due), if and when they become due, could have a material adverse effect upon our business, financial condition and results of operations.

        The Company has a credit agreement with a bank that permits borrowings for working capital needs of up to the lesser of 50% of the aggregate amount of eligible accounts receivable or $10.0 million. The agreement provides for interest on borrowings at either the bank's reference rate or the bank's Eurodollar rate plus 2%. The credit agreement expires on August 30, 2000, unless renewed. At April 30, 2000, there were no borrowings outstanding under this credit agreement.

        Management believes we have the financial resources needed to meet our business requirements in the foreseeable future, including capital expenditures for the development of InfoScriber and working capital requirements. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these commitments; however, periodic assessments will be made based on industry and other conditions. In addition, we may, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance selective acquisitions of assets or businesses, or for general corporate purposes. Our ability to effect any such issuance will be dependent on our results of operations, our current financial condition, current market conditions, and other factors beyond our control.

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

IMPACT OF YEAR 2000 COMPUTER ISSUES

         In late 1999, we completed our remediation and testing of systems to become Year 2000 ready. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Expenditures required to make the Company Year 2000 complaint were not material to the Company's consolidated financial position or results of operations. We are not aware of any material problem resulting from Year 2000 issues, either with its products, internal systems, or products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

FORWARD-LOOKING STATEMENTS

        In this document, we make forward-looking statements that include assumptions as to how our Company may perform in the future. You will find many of these statements in the following sections:

        -       "Business" beginning on page 1; and

        - "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18.

Also, when we use words like "may," "may not," "believes," "does not believe," "expects," "does not expect," "anticipates," "does not anticipate" and similar expressions, we are making forward-looking statements. Forward-looking statements should be viewed with caution.

        As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that forward-looking statements involve risks and uncertainties that may affect our actual results of operations. Statements in this document that are forward-looking and that provide other than historical information involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. Forward-looking information involves, however, a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of our forward-looking information. While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including our ability to:

        - attract a larger audience of users to our web-based health information system by strengthening user loyalty and increasing the number of participating providers;

        - enter into and maintain a sufficient number of commercial agreements with pharmaceutical companies, managed care and other health care organizations, researchers, and government agencies for use of the InfoScriber data;

        - respond effectively to the offerings of competitive providers of health information;

        - continue to develop and maintain strategic relationships with leaders in the healthcare and related industries to generate increased acceptance and use of our products and services;

        -       continue to develop and upgrade our technology;

        - respond to technical difficulties or system downtime affecting the operation of our web-site and/or causing a temporary lapse of on-line services to our users;

        - accommodate increased use of the web-site while maintaining acceptable overall performance;

        - protect our intellectual property rights which affect our ability to establish our brand;

        - respond to problems within the communications industry and infrastructure, including:

                - inadequate development of the necessary infrastructure, such as a reliable network backbone;

                - untimely development of complementary products, such as high speed modems; and

                - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

        - ensure a continuous, reliable and secure web-site by working to prevent physical break-ins, computer viruses, programming errors, or similar disruptive problems.

        -       respond to competition in our industry based primarily on:

                - the quality and market acceptance of healthcare related services and products;

                -       brand recognition; and

                - the quality and market acceptance of new enhancements to current content features and tools of InfoScriber system;

        - ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

        - comply with federal and state governmental regulation covering healthcare-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

        - assist providers in meeting the Health Care Financing Administration's requirements to ensure reimbursement for services performed;

        - comply with federal and state anti-remuneration laws prohibiting the granting or receiving of remuneration in connection with services that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs;

        - respond to changes in Medicare, Medicaid, and other governmental regulations regarding alternative health care delivery systems and payment methodologies;

        - maintain significant existing reserves to cover reimbursement risks posed by the indemnification of certain providers and the reduction of outstanding fee amounts;

        - successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

        - maintain liability insurance coverage on commercially reasonable terms to ensure adequate coverage against potential claims; and

        -       attract, retain and motivate qualified personnel.

        In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

        Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information included in this Item 7A is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as mended, and Section

21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements"

INTEREST RATE SENSITIVITY

        Our financial instruments include our credit agreement, equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The credit agreement permits borrowings of up to the lesser of 50% of the aggregate amount of our eligible accounts receivable or $10.0 million for working capital needs. Interest on borrowings is payable monthly at either the bank's reference rate or at the bank's Eurodollar rate plus 2 percent. There were no borrowings outstanding under the credit agreement at April 30, 2000. The credit agreement expires on August 30, 2000, unless renewed. Our equipment note payable, due in November 2002, has an effective interest rate of 8.36 percent and we had approximately $294,000 outstanding under this note at April 30, 2000.

        At April 30, 2000, the fair market value of our investment in debt securities was approximately $18.6 million, which includes an unrealized holding loss of approximately $200,000. These securities bear interest rates ranging from 5.13% percent to 9.10% percent and are generally short-term and readily marketable.

        We do not and have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk, and we believe the decline in the fair value of our investments in debt securities due to interest rate sensitivity is temporary in nature. This determination was based on the marketability of the instruments, our ability to retain our investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, we do not believe that potential, near-term losses in future earnings, fair values, or cash flows from changes in interest rates are likely to be material.

        EXCHANGE RATE SENSITIVITY

        We do not currently have financial instruments that are sensitive to foreign currency exchange rates.


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information with regard to this item is incorporated by reference to the definitive 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2000, under the caption "Election of Directors". See "Item 4. Executive Officers of the Company" with regard to Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

        Information with regard to this item is incorporated by reference to the definitive 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2000, under the caption "Additional Information - Management Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with regard to this item is incorporated by reference to the definitive 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2000, under the caption "Principal Stockholders".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with regard to this item is incorporated by reference to the definitive 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2000, under the caption "Additional Information - Certain Transactions".

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

           3. The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 30 and 31.

        (b) REPORTS ON FORM 8-K:

           The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

  (c) EXHIBITS:

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------
     3.1     The Company's Restated Certificate of Incorporation, filed with the
             Delaware Secretary of State on March 9, 1998 (filed as Exhibit
             3.1).****

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

    10.8 Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.8).*

    10.9 Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (filed as Exhibit 10.9).*

    10.10 Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (filed as Exhibit 10.11).*

    10.11    Restated Management Agreement dated April 11, 1997 with Scripps
             Health (filed as Exhibit 10.12).*

    10.12    Amendment to Restated Management Agreement dated July 15, 1998 with
             Scripps Health (filed as Exhibit 10.12).****

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

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------
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

    10.17    Provider Agreement dated December 4, 1995, between Tennessee
             Behavioral Health, Inc. and Tennessee Mental Health Corporations,
             Inc. (filed as Exhibit 10.19).****

    10.18 Addendum No. 1 to Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental
             Health Cooperative, Inc. (filed as Exhibit 10.20).****

    10.19 Addendum No. 2 to Provider Agreement dated February 4, 1996, between Tennessee Behavioral Health, Inc. and Tennessee Mental
             Health Cooperative, Inc. (filed as Exhibit 10.21).****

    10.20    Provider Participation Agreement dated December 1, 1995, among
             Green Spring Health Services, Inc., AdvoCare, Inc. and Tennessee
             Mental Health Cooperative, Inc. (filed as Exhibit 10.22).****

    10.21    Amendment to Provider Participation Agreement dated February 13,
             1996, among Green Spring Health Services, Inc., AdvoCare of
             Tennessee, Inc. and Tennessee Mental Health Cooperative, Inc.
             (filed as Exhibit 10.23).****

    10.22    Subscription Agreement dated June 8, 1998, between the Company and
             Stadtlander Drug Distribution Co., Inc. (filed as Exhibit
             10.24).****

    10.23 Sanwa Bank California Credit Agreement dated February 2, 1996, as amended on October 31, 1996.***

    10.24    Form of Stock Option granted to Mark P. Clein, Fred D. Furman and
             Susan Erskine dated December 3, 1998 (filed as Exhibit 10.30).*****

    21.1     List of Subsidiaries.

    23.1     Consent of Ernst & Young LLP.

    27.1     Financial Data Schedule.

----------
* Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

**    Incorporated by reference to 1 on Form
      S-18 (Reg. No. 23-20095-A).

*** Incorporated by reference to exhibits filed with 18 Company's Registration Statement on Form S1. No. 333-36313).

**** Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

***** Incorporated by reference to exhibits filed with the SEC in the Company's
      Annual Report on Form 10-K for the year ended April 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2000.

                                       PMR Corporation


                                       By:
                                          --------------------------------------
                                                       Mark P. Clein
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark P. Clein and Fred D. Furman, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, placestead, in any and all capacities, to sign any and all amendments
(including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                 TITLE                            DATE
             ---------                                 -----                            ----
         /s/ ALLEN TEPPER           Chairman of the Board of Directors             July 27, 2000
---------------------------------
           Allen Tepper

         /s/ MARK P. CLEIN          Chief Executive Officer and                    July 27, 2000
---------------------------------   and Director (Principal Executive Officer)
           Mark P. Clein


        /s/ FRED D. FURMAN          President and General Counsel                  July 27, 2000
---------------------------------
          Fred D. Furman

       /s/ SUSAN D. ERSKINE         Executive Vice President, Secretary and        July 27, 2000
---------------------------------   Director
         Susan D. Erskine

       /s/ DANIEL L. FRANK*         Director                                       July 27, 2000
---------------------------------
          Daniel L. Frank

      /s/ CHARLES MCGETTIGAN*       Director                                       July 27, 2000
---------------------------------
       Charles C. McGettigan

        /s/ EUGENE D. HILL*         Director                                       July 27, 2000
---------------------------------
          Eugene D. Hill

        /s/ RICHARD NIGLIO*         Director                                       July 27, 2000
---------------------------------
          Richard Niglio

        /s/ REGGIE A. ROMAN         Vice President, Finance & Strategic Planning   July 27, 2000
---------------------------------   (Principal Accounting Officer)
          Reggie A. Roman

                                 PMR CORPORATION

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                       YEARS ENDED APRIL 30, 2000 AND 1999

                                    CONTENTS

Report of Independent Auditors..........................................   F-1

Consolidated Financial Statements

Consolidated Balance Sheets.............................................   F-2
Consolidated Statements of Operations...................................   F-3
Consolidated Statement of Stockholders' Equity..........................   F-4
Consolidated Statements of Cash Flows...................................   F-5
Notes to Consolidated Financial Statements..............................   F-6

Schedules

Schedule II - Valuation and Qualifying Accounts.........................   S-1

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PMR Corporation

        We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the Unites States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young, LLP

                                              ERNST & YOUNG, LLP
San Diego, California
June 21, 2000

                                 PMR CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                       APRIL 30,
                                                                             -----------------------------
                                                                                 2000             1999
                                                                             ------------     ------------
Assets
Current assets:
  Cash and cash equivalents .............................................    $  9,192,254     $  5,248,846
  Short-term investments, available for sale ............................      18,579,754       27,509,554
  Accounts receivable, net of allowance for doubtful accounts
    of $6,623,000 in 2000 and $7,124,000 in 1999 ........................       5,087,162       13,074,624
  Prepaid expenses and other current assets .............................       1,245,162        1,646,642
  Income taxes receivable ...............................................            --          2,212,815
  Deferred income tax benefit, net of valuation allowance
    of $9,228,000 in 2000 ...............................................            --          4,653,000
  Net current assets of discontinued operation ..........................            --          3,798,129
                                                                             ------------     ------------
Total current assets ....................................................      34,104,332       58,143,610

Furniture and office equipment, net of accumulated depreciation
  of $1,770,000 in 2000 and $1,523,000 in 1999 ..........................       2,170,829        2,413,925
Long-term accounts and notes receivable, net of allowance for
  doubtful accounts of $520,000 in 2000 and $3,657,000 in 1999 ..........       2,578,728        4,742,329
Capitalized software development ........................................       1,572,288             --
Deferred income tax benefit .............................................            --          1,206,000
Other long-term assets ..................................................         309,385          546,621
                                                                             ------------     ------------
Total assets ............................................................    $ 40,735,562     $ 67,052,485
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................         863,395     $  1,416,821
  Accrued expenses ......................................................         961,707        1,563,927
  Accrued compensation and employee benefits ............................         835,866        2,083,082
  Advances from case management agencies ................................       1,084,196          846,353
  Income taxes payable ..................................................         433,539               --
                                                                             ------------     ------------
Total current liabilities ...............................................       4,178,703        5,910,183

Note payable, long-term portion .........................................         196,127          294,073
Contract settlement reserve .............................................       5,313,055        6,672,727
Other long-term liabilities .............................................          45,973           53,438
Net long-term liabilities of discontinued operation .....................            --          1,471,048

Commitments

Stockholders' equity:
  Convertible preferred stock, $.01 par value, authorized shares -
    1,000,000; issued & outstanding shares - none in 2000 and 1999 ......            --               --
  Common stock, $.01 par value, authorized shares - 19,000,000; issued
    and outstanding shares - 7,058,017 in 2000 and 6,988,878 in 1999 ....          70,580           69,889
  Additional paid-in capital ............................................      37,995,983       48,123,385
  Notes receivable from employees and officers ..........................        (332,000)            --
  Accumulated other comprehensive income (loss) .........................        (154,274)            --
  Retained earnings (deficit) ...........................................      (6,578,585)       5,400,242
  Treasury stock, at cost ...............................................            --           (942,500)
                                                                             ------------     ------------
Total stockholders' equity ..............................................      31,001,704       52,651,016
                                                                             ------------     ------------
Total liabilities and stockholders' equity ..............................    $ 40,735,562     $ 67,052,485
                                                                             ============     ============



See accompanying notes.

                                 PMR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 YEARS ENDED APRIL 30,
                                                                    ----------------------------------------------
                                                                        2000             1999             1998
                                                                    ------------     ------------     ------------
Revenues .......................................................    $ 42,510,179     $ 55,822,568     $ 67,523,950
                                                                    ------------     ------------     ------------

Expenses:
  Direct operating expenses ....................................      34,626,858       38,574,192       48,255,459
  Marketing, general and administrative ........................       8,561,708       11,046,105        9,186,401
  Provision for bad debts ......................................       5,128,847        4,427,962        5,148,580
  Depreciation and amortization ................................       1,010,415        1,107,730        1,064,873
  Special charge (credit) ......................................       1,432,823         (262,408)       2,022,889
  Write-off of costs related to terminated acquisition .........            --          1,612,240             --
                                                                    ------------     ------------     ------------
Total expenses .................................................      50,760,651       56,505,821       65,678,202
                                                                    ------------     ------------     ------------

Interest expense ...............................................         (26,908)        (396,149)         (19,784)
Other income - interest ........................................       1,491,977        2,005,170        1,206,421

Income (loss) from continuing operations before
  income taxes and cumulative change ...........................      (6,785,403)         925,768        3,032,385
Income tax expense .............................................       4,881,927          379,000        1,244,000
                                                                    ------------     ------------     ------------
Net income (loss) from continuing operations before
  cumulative change ............................................     (11,667,330)         546,768        1,788,385
Cumulative change in accounting principle, net of
  income tax benefit ...........................................            --            592,689             --
                                                                    ------------     ------------     ------------
Net income (loss) from continuing operations ...................    $(11,667,330)    $    (45,921)    $  1,788,385

Results from discontinued operation - Stadt Solutions LLC:
  Loss from discontinued operation, net of tax .................      (1,389,559)        (400,870)            --
  Gain on sale of discontinued operation, net of tax ...........       2,053,570             --               --
                                                                    ------------     ------------     ------------

Net income (loss) ..............................................    $(11,003,319)    $   (446,791)    $  1,788,385
                                                                    ============     ============     ============

Earnings (loss) per common share from continuing operations
  before cumulative change:
  Basic ........................................................    $      (1.77)    $       0.08     $       0.30
                                                                    ------------     ------------     ------------
  Diluted ......................................................    $      (1.77)    $       0.08     $       0.27
                                                                    ------------     ------------     ------------
Earnings (loss) per common share from continuing operations:
  Basic ........................................................    $      (1.77)    $      (0.01)    $       0.30
                                                                    ------------     ------------     ------------
  Diluted ......................................................    $      (1.77)    $      (0.01)    $       0.27
                                                                    ------------     ------------     ------------
Earnings (loss) per common share from discontinued operation:
  Basic ........................................................    $      (0.21)    $      (0.06)    $       --
                                                                    ------------     ------------     ------------
  Diluted ......................................................    $      (0.21)    $      (0.06)    $       --
                                                                    ------------     ------------     ------------
Gain per common share on sale of discontinued operation:
  Basic ........................................................    $       0.31     $       --       $       --
                                                                    ------------     ------------     ------------
  Diluted ......................................................    $       0.31     $       --       $       --
                                                                    ------------     ------------     ------------
Earnings (loss) per common share :
  Basic ........................................................    $      (1.67)    $      (0.06)    $       0.30
                                                                    ------------     ------------     ------------
  Diluted ......................................................    $      (1.67)    $      (0.06)    $       0.27
                                                                    ------------     ------------     ------------

Dividends paid per common share outstanding as of
  January 26, 2000 .............................................    $       1.50
                                                                    ------------

Shares used in computing per share amounts:
  Basic ........................................................       6,606,322        6,923,916        6,053,243
                                                                    ============     ============     ============
  Diluted ......................................................       6,606,322        6,923,916        6,695,321
                                                                    ============     ============     ============


See accompanying notes.

                                 PMR CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 SERIES C CONVERTIBLE
                                                    PREFERRED STOCK                 COMMON STOCK                 ADDITIONAL
                                                 --------------------------------------------------------         PAID-IN
                                                 SHARES     AMOUNT             SHARES           AMOUNT            CAPITAL
                                                 -------------------------------------------------------------------------------
Balance at April 30, 1997 .................        --       $  --            5,033,507       $     50,334       $ 12,138,569
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $1,687,355 .................        --          --              226,143              2,262          2,717,694
  Issuance of common stock in
    secondary offering, net of offering
    costs of $637,556 .....................        --          --            1,690,000             16,900         33,103,294
  Net income ..............................        --          --                 --                 --                 --
                                                 -------------------------------------------------------------------------------
Balance at April 30, 1998 .................        --          --            6,949,650             69,496         47,959,557
  Issuance of common stock
    under stock option plan ...............        --          --               37,228                373            148,598
  Issuance of common stock
    for compensation ......................        --          --                2,000                 20             15,230
  Acquisition of treasury stock
    at cost ...............................        --          --                 --                 --                 --
  Net loss ................................        --          --                 --                 --                 --
                                                 -------------------------------------------------------------------------------
Balance at April 30, 1999 .................        --          --            6,988,878             69,889         48,123,385
  Acquisition of treasury stock
    at cost ...............................        --          --                 --                 --                 --
  Issuance of common stock
    under stock option plan ...............        --          --               69,139                691            250,342
  Reissued treasury stock under
    stock option plan .....................        --          --                 --                 --                 --

  Reissued treasury stock in
    exchange of notes receivable ..........        --          --                 --                 --                 --

  Proceeds from payment of
    stockholder notes .....................        --          --                 --                 --                 --

  Stock compensation expense ..............        --          --                 --                 --              202,790

  Dividend paid on Common Stock ...........        --          --                 --                 --          (10,580,534)

  Net loss ................................        --          --                 --                 --                 --
  Unrealized gain (loss) on
    short-term investments ................        --          --                 --                 --                 --

  Comprehensive loss ......................        --          --                 --                 --                 --
                                                 -------------------------------------------------------------------------------
Balance at April 30, 2000 .................        --       $  --            7,058,017       $     70,580       $ 37,995,983
                                                 ===============================================================================



                                                NOTES
                                              RECEIVABLE                                         ACCUMULATED
                                                FROM           RETAINED                             OTHER                TOTAL
                                            EMPLOYEES AND      EARNINGS                          COMPREHENSIVE       STOCKHOLDERS'
                                              OFFICERS         [DEFICIT]      TREASURY STOCK         LOSS                EQUITY
                                          ----------------------------------------------------------------------------------------
Balance at April 30, 1997 ................  $       --        $  4,058,648     $       --        $       --          $ 16,247,551
  Issuance of common stock under
    stock option plans including
    realization of income tax
    benefit of $1,687,355 ................          --                --               --                --             2,719,956
  Issuance of common stock in
    secondary offering, net of offering
    costs of $637,556 ....................          --                --               --                --            33,120,194
  Net income .............................          --           1,788,385             --                --             1,788,385
                                          ---------------------------------------------------------------------------------------
Balance at April 30, 1998 ................          --           5,847,033             --                --            53,876,086
  Issuance of common stock
    under stock option plan ..............          --                --               --                --               148,971
  Issuance of common stock
    for compensation .....................          --                --               --                --                15,250
  Acquisition of treasury stock
    at cost ..............................          --                --           (942,500)             --              (942,500)
  Net loss ...............................          --            (446,791)            --                --              (446,791)
                                          ---------------------------------------------------------------------------------------
Balance at April 30, 1999 ................          --           5,400,242         (942,500)             --            52,651,016
  Acquisition of treasury stock
    at cost ..............................          --                --         (1,786,406)             --            (1,786,406)
  Issuance of common stock
    under stock option plan ..............          --                --               --                --               251,033
  Reissued treasury stock under
    stock option plan ....................          --              13,326          427,822              --               441,148

  Reissued treasury stock in
    exchange of notes receivable .........    (1,312,250)         (988,834)       2,301,084              --                  --

  Proceeds from payment of
    employees and officers................       980,250              --               --                --               980,250

  Stock compensation expense .............          --                --               --                --               202,790

  Dividend paid on Common Stock ..........          --                --               --                --           (10,580,534)

  Net loss ...............................          --         (11,003,319)            --                --           (11,003,319)
  Unrealized loss on
    short-term investments ...............          --                --               --            (154,274)           (154,274)
                                                                                                                     ------------
  Comprehensive loss .....................          --                --               --                --           (11,157,593)
                                          ---------------------------------------------------------------------------------------
Balance at April 30, 2000 ................  $   (332,000)     $ (6,578,585)    $       --        $   (154,274)       $ 31,001,704
                                          =======================================================================================




See accompanying notes.

                                PMR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED APRIL 30,
                                                                       ------------------------------------------------
                                                                           2000             1999               1998
                                                                       ------------      ------------      ------------
OPERATING ACTIVITIES
Net income (loss) ................................................     $(11,003,319)     $   (446,791)     $  1,788,385
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Deferred income taxes, net of valuation allowance ............        8,071,815           357,000          (782,000)
    Provision for bad debts ......................................        5,128,847         8,051,576         5,148,580
    Depreciation and amortization ................................        1,010,415         1,116,769         1,064,873
    Special charge (credit) ......................................        1,432,823          (262,408)        2,022,889
    Stock compensation expense ...................................          202,790              --                --
    Write-off of costs related to terminated acquisition .........             --           1,612,240              --
    Cumulative effect of change in accounting principle ..........             --             592,689              --
    Loss applicable to minority interest .........................             --            (676,729)             --
    Changes in operating assets and liabilities:
      Accounts and notes receivable ..............................       11,950,486       (13,164,122)      (11,151,423)
      Prepaid expenses and other assets ..........................          668,018          (364,550)         (620,008)
      Income taxes receivable/payable ............................          433,539        (3,105,300)        1,288,715
      Accounts payable and accrued expenses ......................       (2,999,383)       (1,820,782)         (404,697)
      Accrued compensation and employee benefits .................       (1,247,216)          (95,611)         (773,174)
      Advances from case management agencies .....................          237,843          (840,124)          759,765
      Payable to related party ...................................       (3,052,610)        3,052,610              --
      Contract settlement reserve ................................       (1,359,672)         (807,266)       (1,311,935)
      Minority interest ..........................................       (1,921,057)             --                --
      Other long-term liabilities ................................           (7,466)          (34,128)           (5,256)
                                                                       ------------      ------------      ------------
Net cash provided by (used in) operating activities ..............        7,545,853        (6,834,927)       (2,975,286)
                                                                       ------------      ------------      ------------

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short term investments ....       15,576,782        24,159,504              --
Purchases of short-term investments ..............................       (6,801,256)      (31,412,013)      (20,257,045)
Software development costs .......................................       (1,572,288)             --                --
Purchases of furniture and office equipment, net of disposals ....         (205,393)       (1,134,717)       (2,927,837)
                                                                       ------------      ------------      ------------
Net cash provided by (used in) investing activities ..............        6,997,845        (8,387,226)      (23,184,882)
                                                                       ------------      ------------      ------------

FINANCING ACTIVITIES
Cash dividend paid ...............................................      (10,580,534)             --                --
Acquisition of treasury stock ....................................       (1,786,406)         (523,750)             --
Issuance of common stock .........................................          251,033           164,231         1,032,601
Issuance of treasury stock .......................................          441,148              --                --
Proceeds from payments of notes receivable from employees
  and officers....................................................          980,250              --                --
Proceeds from note payable to bank ...............................             --                --             517,397
Payments on note payable to bank .................................          (97,947)          (97,951)          (35,368)
Investment by related party in subsidiary ........................             --           2,597,786              --
Proceeds from follow-on offering, net of offering costs ..........             --                --          33,120,194
                                                                       ------------      ------------      ------------
Net cash (used in) provided by financing activities ..............      (10,792,456)        2,140,306        34,634,824
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash  and cash equivalents ............        3,751,242       (13,081,847)        8,474,656

Cash and cash equivalents of discontinued operation ..............          192,166          (192,166)             --

Cash and cash equivalents at beginning of period .................        5,248,846        18,522,859        10,048,203
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of period .......................     $  9,192,254      $  5,248,846      $ 18,522,859
                                                                       ============      ============      ============

SUPPLEMENTAL INFORMATION:
Tax (refund) payments, net .......................................     $ (3,624,370)     $  3,806,563      $  1,330,725
                                                                       ============      ============      ============
Interest paid ....................................................     $     28,521      $    396,170      $     20,936
                                                                       ============      ============      ============



See accompanying notes.

                                 PMR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Principles of Consolidation

PMR Corporation ("the Company"), operates a health services business and is developing a health information business. Over the past twelve years, the Company has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). The Company manages, administers, or provides consulting services for a range of outpatient and community-based psychiatric programs for SMI patients consisting of outpatient programs and case management programs. In fiscal year 2000, the Company launched a health information business through InfoScriber Corporation, its wholly-owned subsidiary, whose mission is to become a strategic health information company that will provide critical disease-specific information to pharmaceutical companies, providers, managed care organizations, and other health care organizations. This new business is built around the development of a proprietary, web-based medication management and information system with imbedded series of queries as well as electronic prescription capabilities for physicians and other providers of care. This system generates unique and valuable data on a real time basis explaining why physicians choose certain drugs and therapies for specific conditions.

The consolidated financial statements include the accounts of PMR Corporation and its wholly-owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation and InfoScriber Corporation. The Company accounted for its consolidation in accordance with Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries. All inter-company balances have been eliminated in consolidation. The Company does not consolidate any of the organizations it manages as it does not have operating control as defined in Emerging Issues Task Force Statement No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements (EITF 97-2).

Legislation, Regulations and Market Conditions

The Company is subject to federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services, and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits, and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties, or restitutionary relief.

Concentration of Credit Risk

The Company grants credit to contracting providers in various states without collateral. At April 30, 2000, the Company has net current and long term receivables aggregating approximately $1,766,000 from two providers, each of which comprise more than 10% of total net consolidated receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding, net of allowances at April 30, 2000, are fully collectible.

Substantially all of the Company's cash and cash equivalents are held at five financial institutions. The Company monitors the financial status of these banks and does not believe the deposits are subject to a significant degree of risk.

                                 PMR CORPORATION

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. Investments with original maturities of three months or less that were classified as cash equivalents totaled approximately $544,000 and $1,863,000 as of April 30, 2000 and 1999,
respectively.

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

Dividend Paid on Common Stock

On January 18, 2000, the Board of Directors declared a dividend of $10,580,534, or $1.50 per share of common stock, payable to shareholders of record on January 26, 2000. No dividends were paid in 1998 or 1999.

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

                                 PMR CORPORATION

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share:


                                                                         YEARS ENDED APRIL 30,
                                                            ----------------------------------------------
                                                                 2000              1999            1998
                                                            ------------      ------------      ----------
Numerator:
  Net income (loss) available to common stockholders ..     $(11,003,319)     $   (446,791)     $1,788,385
                                                            ============      ============      ==========

Denominator:
  Weighted average shares outstanding for
    basic earnings per share ..........................        6,606,322         6,923,916       6,053,243
                                                            ------------      ------------      ----------
Effects of dilutive securities:
  Employee stock options ..............................             --                --           596,008
  Warrants ............................................             --                --            46,070
                                                            ------------      ------------      ----------
Dilutive potential common shares ......................             --                --           642,078
                                                            ------------      ------------      ----------
Shares used in computing diluted earnings per
common share ..........................................        6,606,322         6,923,916       6,695,321
                                                            ============      ============      ==========

Earnings (loss) per common share, basic ...............     $      (1.67)     $      (0.06)     $     0.30
                                                            ============      ============      ==========
Earnings (loss) per common share, diluted .............     $      (1.67)     $      (0.06)     $     0.27
                                                            ============      ============      ==========


Revenue Recognition and Contract Settlement Reserve

The Outpatient Programs that we currently manage or administer consist primarily of psychiatric partial hospitalization programs. In these programs, the patient is ambulatory, but requires intensive, coordinated clinical services for SMI. In general, these programs are an alternative to inpatient care. They involve patients in crisis or recovering from crisis who, thus, require more intensive clinical services than those generally available in a traditional outpatient setting. Presently, our Outpatient Program Management Services are provided under contracts with acute care hospitals. These contracts generally govern the method by which we provide consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which we will be compensated. Typically, we provide a program administrator or consultant, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program. These contracts generally provide for payment of fees by the hospital based on the services that we provide and/or a fixed fee. The hospital maintains responsibility for substantially all direct program costs under these contracts.


The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company offers its case management services through long-term exclusive management agreements with leading independent providers for case management services. Pursuant to those agreements, the Company contributes its proprietary protocols and management expertise and, when necessary, negotiates case management rates and contracts on behalf of the providers. The Company may also provide training, management information

                                 PMR CORPORATION

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


systems support, and accounting and fiscal services. Presently, the Company has agreements with two case management agencies in Tennessee. Revenue under this program was approximately $14,299,000, $10,534,000, and $14,607,000 for the
years ended April 30, 2000, 1999 and 1998, respectively.

The Company does not employ or bill for any services rendered by psychiatrists or other professionals whose patients are enrolled in the programs managed by the Company.

Revenue under the acute outpatient psychiatric programs is recognized when services are rendered based upon contractual arrangements with providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the Providers for all or some portions of the Company's management fees that may be disallowed as reimbursable to the Providers by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its Providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability in the accompanying balance sheets as ultimate resolution of substantially all of these issues is not expected to occur during fiscal 2001. Under provisions of the indemnification clause of the Company's management contracts, the Company indemnified providers approximately $2,874,000 and $3,661,000 for the years ended April 30, 2000 and 1998, respectively. The Company was not required to indemnify any provider during fiscal 1999.

The Company completed the sale of its Chemical Dependency Programs to a private company in the third quarter ended January 31, 2000. The transaction resulted in an immaterial net gain on sale for the Company. Revenues from the Chemical Dependency Programs were approximately $700,000, $1.1 million, and $1.5 million in fiscal years 2000, 1999 and 1998, respectively.

Stadt Solutions LLC ("Stadt Solutions") recorded pharmaceutical revenue when the product was sold to customers at pharmacies, net of any estimated contractual allowances. A substantial portion of the net revenue for Stadt Solutions was derived directly from customers insured under Medicaid or other government-sponsored healthcare programs. The Company sold substantially all of its interest in Stadt Solutions in the third quarter ended January 31, 2000. Activity related to Stadt Solutions is presented in the Company's financial statements and footnotes as a discontinued operation for all fiscal years (see
Note 2).

Insurance

The Company carries "occurrence basis" insurance to cover general liability, property damage and workers' compensation risks. Medical professional liability risk is covered by a "claims made" insurance policy that provides for guaranteed tail coverage. Loss reserves for incurred by not reported medical professional liability claims are not material.

Stock Options

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. In accordance with the provisions of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In accordance with SFAS No. 123, the Company has presented pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been applied.

                                 PMR CORPORATION

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income
(loss). The Company reports comprehensive income (loss) as a separate component of Stockholders' Equity.

Change in Accounting Principle

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on Costs of Start-up Activities (SOP 98-5) which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, all start-up costs and organization costs previously capitalized must be written off. Initial application of SOP 98-5 is reported as the cumulative effect of a change in accounting principle. In fiscal year 1999, the Company incurred a charge of $593,000 representing the effect, net of income tax benefits of $411,000, of writing off previously capitalized start-up costs.

Reclassification

Certain reclassifications have been made to the 1998 and 1999 financial statement to make them comparable to the presentation of the fiscal year 2000 financial statements.

2.  DISCONTINUED OPERATION

During the third quarter ended January 31, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a majority owned subsidiary owned partially by Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.). Stadt Solutions comprised the Company's entire pharmaceutical segment. The transaction, which effected the sale of the Company's ownership interest in Stadt Solutions, resulted in cash proceeds of approximately $3.3 million and a gain of approximately $664,000, net of fiscal year 2000 operating losses. The operating results of the discontinued operation are summarized below:

                                 PMR CORPORATION

2.  DISCONTINUED OPERATION (CONTINUED)


                                                                   YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
Net revenue .............................................     $ 26,878,254      $ 29,666,887
                                                              ------------      ------------

Loss before minority interest and income tax benefit ....       (2,773,570)       (1,356,170)
Minority interest .......................................        1,384,011           676,729
                                                              ------------      ------------
Loss before income tax benefit ..........................       (1,389,559)         (679,441)
Income tax benefit ......................................             --             278,571
                                                              ------------      ------------
Net loss ................................................     $ (1,389,559)     $   (400,870)
                                                              ============      ============


Net current assets and net long-term liabilities of the discontinued operation have been reported as a separate component of the consolidated balance sheets for all years presented. Net results of operation for the discontinued operation have been reported as a separate component of the consolidated statements of operations for all years presented. There was no activity for the discontinued operation prior to fiscal year 1999.

3.  INVESTMENTS

The following is a summary of available-for-sale securities, stated at fair value:

                                              APRIL 30,
                                    ---------------------------
                                        2000            1999
                                    -----------     -----------
U.S. government securities ....     $17,477,803     $23,346,448
U.S. corporate securities .....            --         3,663,106
Commercial paper ..............         502,188         500,000
Certificate of deposit ........         599,763            --
                                    -----------     -----------
Total debt securities .........     $18,579,754     $27,509,554
                                    ===========     ===========


At April 30, 2000, all investments contain contractual maturities of two years or less. The balance sheet classification as short-term available-for-sale securities is based on management's intentions rather than actual maturity dates. Therefore, classification of these securities may differ from stated maturities. As management has the ability and intent to sell these available-for-sale securities prior to maturity and views the portfolio as available for use in current operations, the investments are classified as current at April 30, 2000. Unrealized holding losses, reported as other comprehensive income in accordance with SFAS No. 130 (see Note 1), totaled $154,274 at April 30, 2000.

4.  CAPITALIZED SOFTWARE DEVELOPMENT

The Company records capitalized software development costs in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and related interpretations. Capitalized software development costs consist primarily of consulting fees and salaries and benefits for in house programmers incurred by the newly established InfoScriber subsidiary. Depreciation will commence upon completion of the software development and will continue over a period of three to five years using the straight line method.

                                 PMR CORPORATION

5.  LONG TERM RECEIVABLES

Long-term receivables consist primarily of amounts due from contracting providers for which the Company has established specific payment terms for receivable amounts which were previously past due or for which payment, due to contract terms, is expected to exceed one year. Management expects to receive payment on long-term receivables as contract terms are met, none of which are expected to exceed two years. An allowance for doubtful accounts has been established to state long-term receivables at their estimated net realizable value.

6.  FURNITURE AND OFFICE EQUIPMENT

Furniture and office equipment consist of the following at April 30:


                                      2000             1999
                                  -----------      -----------
Furniture and equipment......     $ 3,389,337      $ 2,880,510
Leasehold improvements ......         551,307        1,056,145
                                  -----------      -----------
                                  $ 3,940,644      $ 3,936,655
Accumulated depreciation ....      (1,769,815)      (1,522,730)
                                  -----------      -----------
                                  $ 2,170,829      $ 2,413,925
                                  ===========      ===========



Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method over terms of three to five years. Depreciation expense from continuing operations was approximately $898,000, $750,000 and $710,000 for the year ended April 30, 2000, 1999, and
1998, respectively.

7.  OTHER ASSETS

Other assets consist of the following at April 30:


                                                                  2000             1999
                                                              -----------      -----------
Proprietary information and covenants not to compete ....     $   862,503      $   862,503
Intangible assets .......................................          45,403             --
Other ...................................................         316,442          234,659
                                                              -----------      -----------
                                                              $ 1,224,348      $ 1,097,162
Accumulated amortization ................................        (914,963)        (550,541)
                                                              -----------      -----------
                                                              $   309,385      $   546,621
                                                              ===========      ===========


Other assets are amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to ten years. Amortization expense from continuing operations was approximately $112,000, $358,000, and $355,000 for the fiscal years ended April 30, 2000, 1999, and 1998, respectively. In fiscal year 2000, the Company capitalized approximately $1.6 million in software development costs related to its wholly owned subsidiary, InfoScriber Corporation, in accordance with FASB Statement No. 86, Accounting for Software Costs ("FAS 86").

                                 PMR CORPORATION

8.  BORROWINGS

Line of Credit

The Company has a credit agreement with a bank that permits borrowings for working capital needs of up to the lesser of 50% of the aggregate amount of eligible accounts receivable of the Company or $10,000,000. The credit agreement expires on August 30, 2000, unless renewed, and is secured by substantially all of the Company's assets. Interest on borrowings is payable monthly at either the Bank's reference rate or at the Bank's Eurodollar rate plus 2%. There were no borrowings outstanding at April 30, 2000 and 1999.

Equipment Note Payable

The Company has a promissory note for the purchase of office furniture, fixtures, and equipment. The note is secured by all assets acquired with proceeds from the loan. The note matures in November 2002 and requires principal and interest payments due monthly with interest accruing at 8.36%. The balance outstanding under this note was approximately $294,000 and $392,000 at April 30, 2000 and 1999, respectively.


9.  STOCK OPTIONS AND WARRANTS

The Company's 1997 Equity Incentive Plan, as amended (the "1997 Plan") provides for the granting of options to purchase up to 3,000,000 share of common stock to eligible employees. Under the 1997 Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20 percent each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the common shares on the date of grant. The termination date of the 1997 Plan is October 6, 2008.

The Company has a non-qualified stock option plan for its outside directors (the "1992 Plan"). The 1992 Plan provides for the Company to grant each outside director options to purchase 15,000 shares of the Company's common stock annually at the fair market value at the date of grant. Options for a maximum of 525,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three-year period following the date of grant. In 1997, the board of directors amended the 1992 Plan to provide for full vesting of all outstanding options under certain change of control events.

During fiscal year 2000, the Company recognized $142,500 in compensation expense related to stock options issued to certain officers with exercise prices below fair market value.

Warrants

In September 1995, the Company granted rights to earn up to 50,000 warrants to a case management agency in connection with a Management and Affiliation Agreement. The warrants may be earned in each of the five years beginning May 1997 only if certain financial performance criteria are met. The exercise price is equal to the average closing price of the Company's common stock for the ten day period prior to April 30 for the year in which the warrants are earned. As of April 30, 2000, no warrants were earned under the agreement. Rights to earn 30,000 of the warrants were expired at April 30, 2000.

In November 1996, the Company granted warrants to purchase a total of 30,000 shares of common stock to the case management agency discussed above. The warrants are exercisable in increments of 5,000 shares per year for six years beginning May 1997. The exercise price is equal to the average closing price of the Company's common stock for the ten day period prior to April 30 for the covered year. As of April 30, 2000, warrants to purchase 15,000 shares of the Company's stock were outstanding at prices ranging from $4.69 to $19.19. The warrants expire in September 2002.

                                 PMR CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

In 1996 and 1997, warrants to purchase 53,000 shares of the Company's common stock were issued to brokers in connection with certain financing transactions. The exercise price of the warrants was $2.50. The warrants expired in October 1999 before any were exercised.

In March 2000, warrants to purchase 1,000 shares of the Company's common stock were issued to an outside party at an exercise price of $4.50. The warrants are exercisable immediately and expire in March 2005. None of the warrants were exercised at April 30, 2000.

In March 2000, the Company granted rights to an outside party to earn up to 10,000 warrants to purchase the Company's common stock. The exercise price of the warrants is $4.938. The warrants are earned only if certain criteria are met by the outside party. Upon being earned, the warrants are exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second and third anniversary of their respective effective dates. The warrants expire the earlier of five years from the date of grant or on the date the Membership Agreement with the outside party is terminated. None of the warrants were earned or exercised at April 30, 2000.

In April 2000, the Company granted rights to an outside party to earn up to 60,000 warrants to purchase the Company's common stock. The exercise price of the warrants is $3.50. The warrants are earned only as certain criteria are met by the outside party. Upon being earned, the warrants are exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second and third anniversary of their respective effective dates. The warrants expire the earlier of five years from the date of grant or on the date the Membership Agreement with the outside party is terminated. None of the warrants were earned or exercised at April 30, 2000.

                                 PMR CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock option and warrant activity and related information is as follows:


                                                 WEIGHTED-AVERAGE
                                       SHARES     EXERCISE PRICE
                                     ---------   ----------------
Outstanding April 30, 1997 ....      1,785,606      $14.72
  Granted .....................        105,000       19.78
  Exercised ...................       (226,143)       4.42
  Forfeited ...................        (60,855)      13.00
                                     ---------
Outstanding April 30, 1998 ....      1,603,608       10.86
  Granted .....................      2,091,582        7.25
  Exercised ...................        (37,230)       4.13
  Forfeited ...................       (980,550)      14.90
                                     ---------
Outstanding April 30, 1999 ....      2,677,410        6.68
  Granted .....................      1,063,000        2.51
  Exercised ...................       (844,139)       2.38
  Forfeited ...................       (912,476)       6.27
                                     ---------
Outstanding April 30, 2000 ....      1,983,795        6.38
                                     =========

At April 30, 2000, options and warrants to purchase 909,689 and 16,000 shares of common stock, respectively, were exercisable. Shares available for future grant under the 1997 and 1992 Plans totaled 707,625 at April 30, 2000. The weighted average fair value of options and warrants granted was $1.70, $2.84, and $12.37 for the fiscal years ended April 30, 2000, 1999, and 1998, respectively.

A summary of options and warrants outstanding and exercisable at April 30, 2000 follows:


                                                           WEIGHTED-
         OPTIONS                              WEIGHTED-     AVERAGE             OPTIONS         WEIGHTED-
           AND                                 AVERAGE     REMAINING              AND            AVERAGE
         WARRANTS      EXERCISE PRICE         EXERCISE    CONTRACTUAL           WARRANTS         EXERCISE
       OUTSTANDING         RANGE                PRICE        LIFE              EXERCISABLE        PRICE
       -----------    -----------------       ---------   -----------          -----------      ---------
           45,000      $2.06 - $2.75            $2.14         8.9                  5,000          $2.75
          661,997       3.19 -  4.75             3.92         7.9                276,714           4.53
          879,231       4.94 -  7.13             6.82         6.7                330,731           6.67
          364,893       7.81 - 11.38             8.99         5.0                289,618           9.03
           32,674      15.46 - 23.38            21.24         5.4                 23,626          20.58
        ---------                                                              --------
        1,983,795      $2.06 - $23.38            6.38         6.8                925,689           7.10
        =========                                                              =========



Adjusted pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions for fiscal 2000, 1999 and 1998:

                                 PMR CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)

                                   2000         1999         1998
                                 -------      -------      -------
Expected life (years) ......        5.0.          5.0          5.0
Risk-free interest rate ....       6.12%         4.71%        6.34%
Annual dividend yield ......        --           --           --
Volatility .................        70%          69%          69%


For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 2000, 1999 and 1998, follows:


                                                                2000                   1999                   1998
                                                           --------------         --------------         --------------
Pro forma net income (loss) .......................        $  (11,712,350)        $   (2,747,903)        $      354,843
Pro forma net income (loss) per share, basic ......                 (1.77)                 (0.40)                  0.06
Pro forma net income (loss) per share, diluted ....                 (1.77)                 (0.40)                  0.05


10.  NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

In January 2000, the Company loaned approximately $1.3 million to certain employees and officers of the Company for the purchase of stock pursuant to the exercise of stock options. The notes receivable are recorded as a separate component of stockholders' equity in the accompanying balance sheet and totaled $332,000 at April 30, 2000. The notes for purchase of stock are with recourse in addition to being secured by stock under the respective pledge agreements.

The Company also made available loans of approximately $451,000 to certain officers for related tax liabilities. The notes receivable are included in long-term accounts and notes receivable in the accompanying balance sheet and totaled approximately $352,000 at April 30, 2000. The notes for related tax liabilities are without recourse. The notes are secured by stock under their respective pledge agreements.

11.  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                              2000                1999                1998
                                          -----------         -----------         -----------
Federal:
  Current .............................   $(1,000,000)        $  (524,000)        $ 1,583,000
  Deferred ............................     4,653,000             231,000            (612,000)
                                          -----------         -----------         -----------
                                            3,653,000            (293,000)            971,000
                                          -----------         -----------         -----------
State:
  Current .............................          --              (146,000)            443,000
  Deferred ............................     1,229,000             128,000            (170,000)
                                          -----------         -----------         -----------
                                            1,229,000             (18,000)            273,000
                                          -----------         -----------         -----------
                                            4,882,000            (311,000)          1,244,000
                                          ===========         ===========         ===========

                                 PMR CORPORATION

11.  INCOME TAXES (CONTINUED)

The fiscal year 1999 income tax benefit is composed of approximately $379,000 of income tax expense related to continuing operations, a $279,000 income tax benefit related to discontinued operations (see Note 2), and a $411,000 income tax benefit related to the cumulative effect of a change in accounting principle (see Note 1). The loss from discontinued operations and the cumulative effect of a change in accounting principle are reported net of taxes in the consolidated statements of operations.

At April 30, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $14,624,000 and $6,482,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2014, respectively, unless previously utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized in fiscal year 2000 as realization of such assets is uncertain due primarily to changes in the Company's core business and associated business risks, including an unproven history of earnings in the new business segment.

Significant components of the Company's deferred tax assets and liabilities at April 30 are as follows:


                                                                 2000                 1999
                                                             ------------         ------------
Deferred tax assets:
  Allowance for bad debts ...........................        $  2,825,000         $  4,518,000
  Contract settlement reserve .......................           2,392,000            2,719,000
  Other .............................................              61,000              907,000
  Depreciation and amortization .....................             482,000              725,000
  Net operating loss carryforwards ..................           5,491,000              494,000
  Accrued compensation and employee benefits ........             188,000              362,000
  Special charge ....................................             153,000              320,000
                                                             ------------         ------------
Total deferred tax assets ...........................          11,592,000           10,045,000
                                                             ------------         ------------

Deferred tax liabilities:
  Right to bill .....................................           1,036,000            3,059,000
  Non-accrual experience method .....................           1,328,000            1,127,000
                                                             ------------         ------------
Total deferred tax liabilities ......................           2,364,000            4,186,000
                                                             ------------         ------------

Net deferred tax asset before valuation allowance ...           9,228,000            5,859,000
Valuation allowance for deferred tax assets .........          (9,228,000)                --

                                                             ------------         ------------
Net deferred tax asset ..............................        $       --           $  5,859,000
                                                             ============         ============

                                 PMR CORPORATION

11.  INCOME TAXES (CONTINUED)

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

                                                            YEAR ENDED APRIL 30,
                                                         2000       1999       1998
                                                         ----       ----       ----
Statutory federal income tax rate .................       -35%        35%        35%
State income taxes, net of federal tax benefit ....        -6%         6%         6%
Net effect of valuation of deferred tax assets.....       121%        --         --
                                                         ----       ----       ----
                                                           80%        41%        41%
                                                         ====       ====       ====



12.  CUSTOMERS

Approximately 26% of the Company's consolidated revenues from continuing operations for the year ended April 30, 2000 were derived from contracts with outpatient psychiatric care providers that were not terminated during fiscal year 2000. Approximately 40% of consolidated revenues from continuing operations were from outpatient programs terminated during fiscal year 2000. Case management contracts, both of which continue to be operational, accounted for the remaining 34% of fiscal year 2000 consolidated revenues from continuing operations. Individual providers responsible for ten percent or more of the Company's consolidated revenues from continuing operations totaled 32%, 12%, and 22% of revenues for the fiscal years ended April 20, 2000, 1999, and 1998, respectively.

13.  EMPLOYEE BENEFITS

The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five-year period. For the years ended April 30, 2000, 1999, and 1998, the Company contributed approximately $236,000, $272,000, and $265,000, respectively, to match employee deferrals.

14.  COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its corporate headquarters and other office space for certain field employees under both cancelable and non-cancelable leasing arrangements. Certain non-cancelable lease agreements call for annual rental increases based on the consumer price index or as otherwise provided in the lease. The Company also leases certain equipment under operating lease agreements. At April 30, 2000, future minimum lease payments for all operating leases with initial terms of one year or more are approximately $496,000, $334,000, and $17,000 for the fiscal years ended April 2001, 2002, and 2003 and thereafter, respectively.

Rent expense from continuing operations totaled approximately $1,445,000, $2,519,000, and $3,140,000 for the years ended April 30, 2000, 1999, and 1998, respectively.

Litigation

The Company is a party to various legal proceedings arising in the normal course of business. In management's opinion, the outcome of these proceedings is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                                 PMR CORPORATION

15.  SPECIAL CHARGE (CREDIT)

A summary of the special charge for the year ended April 30, 2000 is as follows:


Severance ..............................        $  800,349
Lease costs ............................           371,166
Write-off of property and equipment ....           177,826
Other costs ............................            83,482
                                                ----------
Total special charge ...................        $1,432,823
                                                ==========


The special charge in fiscal year 2000 resulted primarily from management's decision to close 26 programs and reduce administrative overhead during the year. The components of the exit costs resulting from closing program locations and reducing administrative overhead consist of severance for terminated employees, costs for non-cancelable facility lease commitments, write-offs of office furniture and equipment, and other miscellaneous charges.

A summary of the special charge (credit) for the year ended April 30, 1999 is as follows:


CMI settlement:
  Return of common stock ...............        $(418,750)
  Cash settlement ......................         (150,000)
  Release of liabilities and other .....         (109,542)
                                                ---------
                                                 (678,292)
Write-off of goodwill ..................          311,884
Write-off of property and equipment ....          104,000
                                                ---------
Total special charge (credit) ..........        $(262,408)
                                                =========


The special charge (credit) in fiscal year 1999 relates primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management Inc., ("CMI"). The Company originally incurred a special charge relating to the closing of several programs identified in the year ended April 30,1998, which included a special charge relating to CMI. During fiscal year 1999, the Company resolved its dispute with CMI. The ultimate outcome of the dispute involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement, and the release of claims against the Company for certain liabilities. The favorable outcome with CMI resulted in a net credit of $678,292.

Additional components of the special charge (credit) include a charge of $311,884 to write down certain goodwill and a charge of $104,000 to establish a reserve for the write-off of certain property and equipment. The charges relate to goodwill at the Company's chemical dependency program and property and equipment at the Company's chemical dependency program and several additional sites.

                                 PMR CORPORATION

15.  SPECIAL CHARGE (CREDIT) (CONTINUED)

A summary of the special charge for the fiscal year ended April 30, 1998 is as follows:


Site closures costs:
  Estimated costs to resolve claims and
    related legal cost incurred ...........        $  720,693
  Equipment and intangibles ...............           250,651
  Non-cancelable lease costs ..............           167,462
  Severance ...............................            97,886
  Other costs .............................           166,204
                                                   ----------
                                                    1,402,896
Loss contract charge ......................           619,993
                                                   ----------
Total special charge (credit) .............        $2,022,889
                                                   ==========


The special charge in 1998 resulted primarily from management's decision to close ten program locations resulting in costs related to the resolution of claims associated with locations in the Company's Mid-America Region that were scheduled for closure, charges to write-off certain furniture, office equipment, and intangible assets, costs to be incurred in connection with non-cancelable facility lease commitments, severance for terminated employees, and other miscellaneous costs.

Components of the accrued special charge at April 30, 2000 are as follows:

Non-cancelable lease costs .................        $192,000
Severance ..................................         133,000
Other costs ................................          51,000
                                                    --------
Accrued special charges, April 30, 2000 ....        $376,000
                                                    ========

Components of the accrued special charges at April 30, 1999 are as follows:



Estimated costs to resolve claims and
  related legal cost incurred ..............        $350,000
Loss contract charge .......................         213,000
Non-cancelable lease costs .................         119,000
Impaired long-term assets ..................         104,000
                                                    --------
Accrued special charges, April 30, 1999 ....        $786,000
                                                    ========

                                 PMR CORPORATION

15.  SPECIAL CHARGE (CREDIT) (CONTINUED)

Accruals for special charges are included in the accompanying balance sheets as a component of accrued expenses.

An analysis of the accrual activity during fiscal year 2000 is as follows:

Accrued special charges, April 30, 1999 ....                          $ 786,000
  Costs to resolve claims ..................         (400,000)
  Impaired long-term assets ................         (104,000)
  Lease costs, net .........................          (90,000)
  Severance, net ...........................          133,000
  Other, net ...............................           51,000          (410,000)
                                                                      ---------
Accrued special charges, April 30, 2000 ....                          $ 376,000
                                                                      =========



An analysis of the accrual activity during fiscal year 1999 is as follows:

Accrued special charges, April 30, 1998 ................                                            $ 1,670,000
  Site closure costs:
    Costs to resolve claims and related legal costs ....           (225,000)
    Equipment and intangibles ..........................           (251,000)
    Lease costs, net ...................................            (48,000)
    Severance, net .....................................            (57,000)           (581,000)
  Loss contract charge .................................                               (407,000)
  Impairment of long-term assets .......................                                 104,000       (884,000)
                                                                                                    -----------
Accrued special charges, April 30, 1999 ................                                            $   786,000
                                                                                                    ===========


16.  SUBSEQUENT EVENTS

In May, June, and July 2000, the Company closed ten outpatient psychiatric program locations. Plans have been implemented to close one additional site in August 2000. In accordance with the guidelines under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company intends to incur additional charges related to these programs in the first quarter of fiscal year 2001, primarily for severance and lease termination costs.

17.  DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs, and Health Information. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and a variety of health care organizations. Accounting policies of segments are the same as those described in Note 1. There are no intersegment revenues. All revenues are derived from services performed in the United States.

                                 PMR CORPORATION

17.  DISCLOSURES ABOUT REPORTABLE SEGMENTS (CONTINUED)

Activities classified as Other in the following schedule relate primarily to unallocated home office items. Assets for Outpatient Programs and Case Management Programs consist primarily of cash, accounts receivable, furniture and office equipment, and intangible assets. Assets for the Health Information segment consist primarily of capitalized software development costs at the InfoScriber subsidiary. The Company evaluates the performance of each reportable segment based on income (loss) from operations before income taxes and before the cumulative effect of a change in accounting principle.

Revenues from one provider, which are included in the Case Management Programs segment, are greater than 10% of consolidated revenues for the year ended April 30, 2000 (see Note 12) and totaled approximately $13.7 million, $10.5 million, and $15.1 million for the years ended April 30, 2000, 1999, and 1998, respectively.

                                 PMR CORPORATION

17.  DISCLOSURES ABOUT REPORTABLE SEGMENTS (CONTINUED)

A summary of reportable segments is shown below. The summary excludes the previously disclosed Pharmaceuticals segment due to the discontinued operation of Stadt Solutions (see Note 2).

                                                                        CASE         HEALTH
                                                    OUTPATIENT       MANAGEMENT   INFORMATION
                                                     PROGRAMS         PROGRAMS      BUSINESS            OTHER            TOTAL
                                                   ------------------------------------------------------------------------------
2000
  Revenues .....................................   $ 26,861,993    $ 14,298,819    $       --       $  1,349,367     $ 42,510,179
  Operating profit (loss) ......................      7,412,352       1,693,444      (1,296,519)      (8,487,664)        (678,387)
  Depreciation and amortization ................        232,162         266,109           7,617          504,527        1,010,415
  Special charge ...............................      1,432,823            --              --               --          1,432,823
  Net interest income ..........................           --              --              --          1,465,069        1,465,069
  Income (loss) from continuing operations
    before income taxes and cumulative change ..      5,672,808         748,586      (1,304,136)     (11,902,661)      (6,785,403)
  Total assets .................................      4,788,180       2,601,569       1,691,066       31,654,747       40,735,562
---------------------------------------------------------------------------------------------------------------------------------

1999
  Revenues .....................................     43,662,377      10,534,204            --          1,625,987       55,822,568
  Operating profit (loss) ......................     14,603,771       1,268,794            --         (9,670,294)       6,202,271
  Depreciation and amortization ................        283,438         199,827            --            624,465        1,107,730
  Special credit ...............................       (262,408)           --              --               --           (262,408)
  Net interest income ..........................           --              --              --          1,609,021        1,609,021
  Income (loss) from continuing operations
    before income taxes and cumulative change ..     11,861,117         488,685            --        (11,424,034)         925,768
  Total assets .................................     17,254,231       2,892,800            --         46,905,454       67,052,485
---------------------------------------------------------------------------------------------------------------------------------

1998
  Revenues .....................................     49,449,846      15,133,568            --          2,940,536       67,523,950
  Operating profit .............................     19,506,154       1,251,869            --        (10,675,933)      10,082,090
  Depreciation and amortization ................        502,277         143,976            --            418,620        1,064,873
  Special charge ...............................      2,022,889            --              --               --          2,022,889
  Net interest income ..........................           --              --              --          1,186,637        1,186,637
  Income (loss) from continuing operations
    before income taxes and cumulative change ..     13,318,473         267,633            --        (10,553,721)       3,032,385
  Total assets .................................     19,710,939       2,634,273            --         48,103,842       70,449,054
---------------------------------------------------------------------------------------------------------------------------------

                                   SCHEDULE II

                                 PMR CORPORATION


                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------
             COL. A                      COL. B              COL. C             COL. D              COL. E
------------------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                       BALANCE AT          CHARGED TO                             BALANCE AT
                                      BEGINNING OF         COSTS AND          DEDUCTIONS -          END OF
        DESCRIPTION                      PERIOD            EXPENSES             DESCRIBE            PERIOD
------------------------------------------------------------------------------------------------------------
Year ended April 30, 2000
Allowance for doubtful accounts        $10,781,138        $ 5,128,847         $8,767,323(1)      $ 7,142,662
Contract settlement reserve              6,672,727          1,945,806          3,305,478(2)        5,313,055

Year ended April 30, 1999(4)
Allowance for doubtful accounts          9,081,610          4,427,962          2,728,434(3)       10,781,138
Contract settlement reserve              7,479,993          1,983,123          2,790,389(2)        6,672,727

Year ended April 30, 1998
Allowance for doubtful accounts          5,081,177          5,148,580          1,148,147(3)        9,081,610
Contract settlement reserve              8,791,928          2,349,382          3,661,317(2)        7,479,993


(1) Uncollectible accounts written off, net of recoveries and reclassification of allowance from contract settlement reserve.

(2) Contract settlement reserve written-off and reclassified to allowance for doubtful accounts.

(3)     Uncollectible accounts written off, net of recoveries.

(4)     Restated to remove activity of discontinued operations.