Form 10-Q
period 2000-07-31
PMR CORP
filed 2000-09-12
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

                         Commission file number 0-20488
                                                -------

                                 PMR CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                   23-2491707
---------------------------------------------------         --------------------
(State or Other Jurisdiction of Incorporation                   (IRS Employer
 or Organization)                                            Identification No.)

501 Washington Street, 5th Floor San Diego, California               92103
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

               619-610-4001
--------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


       As of July 31, 2000, PMR Corporation had 7,058,017 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX

                                                                                    Page
PART I                                   FINANCIAL INFORMATION

               Item 1.            Financial Statements
                                  Condensed Consolidated Balance
                                     Sheets as of  July 31, 2000
                                     (Unaudited) and April 30, 2000                   1
                                  Condensed Consolidated Statements
                                     of Operations for the three
                                     months ended July 31, 2000 and
                                     1999 (Unaudited)                                 2
                                  Condensed Consolidated Statements
                                     of Cash Flows for the three
                                     months ended July 31, 2000 and
                                     1999 (Unaudited)                                 3
                                  Notes to Condensed Consolidated
                                     Financial Statements (Unaudited)                 4
               Item 2.            Management's Discussion and
                                     Analysis of Financial Condition
                                     and Results of Operations                        8
               Item 3.            Quantitative and Qualitative
                                     Disclosures about Market Risks                  15

PART II                             OTHER INFORMATION

               Item 1.            Legal Proceedings                                  16
               Item 2.            Changes in Securities and Use of
                                     Proceeds                                        16
               Item 3.            Defaults Upon Senior Securities                    16
               Item 4.            Submission of Matters to a Vote of
                                     Security Holders                                16
               Item 5.            Other Information                                  16
               Item 6.            Exhibits and Reports on Form 8-K                   16

                         PART I - FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31,         APRIL 30,
                                                                            2000              2000
                                                                        ------------       ------------
                                                                         (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  9,429,227       $  9,192,254
  Short-term investments, available for sale                              17,507,282         18,579,754
  Accounts receivable, net of allowance for doubtful accounts
    of $7,296,000 in 2001 and $6,623,000 in 2000                           3,337,163          5,087,162
  Prepaid expenses and other current assets                                1,284,945          1,245,162
                                                                        ------------       ------------
Total current assets                                                      31,558,617         34,104,332

Furniture and office equipment, net of accumulated depreciation
  of $1,830,000 in 2001 and $1,770,000 in 2000                             1,864,988          2,170,829
Long-term accounts and notes receivables, net of allowance for
  doubtful accounts of $520,000 in 2001 and 2000                           2,384,421          2,578,728
Capitalized software development                                           2,525,929          1,572,288
Other assets                                                                 272,522            309,385
                                                                        ------------       ------------
Total assets                                                            $ 38,606,477       $ 40,735,562
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    823,025       $    863,395
  Accrued expenses                                                           588,321            961,707
  Accrued compensation and employee benefits                                 687,034            835,866
  Advances from case management agencies                                   1,071,712          1,084,196
  Income taxes payable                                                       433,539            433,539
                                                                        ------------       ------------
Total current liabilities                                                  3,603,631          4,178,703

Note payable                                                                 170,410            196,127
Contract settlement reserve                                                5,398,530          5,313,055
Other long-term liabilities                                                   41,321             45,973

Commitments
Stockholders' equity:
  Convertible preferred stock, $.01 par value, authorized shares -
    1,000,000; issued & outstanding shares - none in 2001 and 2000                --                 --
  Common Stock, $.01 par value, authorized shares - 19,000,000;
    issued and outstanding shares - 7,058,017 in 2001 and
    7,058,017 in 2000                                                         70,580             70,580
  Additional paid-in capital                                              38,019,845         37,995,983
  Notes receivable from employees and officers                              (332,000)          (332,000)
  Accumulated other comprehensive loss                                      (106,485)          (154,274)
  Retained deficit                                                        (8,231,855)        (6,578,585)
  Treasury stock, 10,000 shares of common stock at cost                      (27,500)                --
                                                                        ------------       ------------
Total stockholders' equity                                                29,392,585         31,001,704
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $ 38,606,477       $ 40,735,562
                                                                        ============       ============

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three months ended July 31,
                                                                -------------------------------
                                                                    2000                1999
                                                                ------------       ------------
Revenues                                                        $  5,182,411       $ 12,823,964

Expenses:
      Direct operating expenses                                    5,260,001          9,978,457
      Marketing, general and administrative                        1,310,059          2,653,028
      Provision for bad debts                                        213,375            700,041
      Depreciation and amortization                                  239,737            258,450
      Special charge                                                 140,075            816,574
                                                                ------------       ------------
        Total expenses                                             7,163,247         14,406,550

Interest expense                                                      (6,024)            (8,028)
Other income - interest                                              333,590            383,450
                                                                ------------       ------------
Loss from continuing operations before income taxes               (1,653,270)        (1,207,164)
Income tax benefit                                                        --           (495,000)
                                                                ------------       ------------
Net loss from continuing operations                               (1,653,270)          (712,164)

Results from discontinued operation - Stadt Solutions, LLC      $         --       $   (278,626)
                                                                ------------       ------------
Net loss                                                        $ (1,653,270)      $   (990,790)
                                                                ============       ============

    Loss per common share from continuing operations:
         Basic                                                  $      (0.24)      $      (0.11)
                                                                ============       ============
         Diluted                                                $      (0.24)      $      (0.11)
                                                                ============       ============

    Loss per common share from discontinued operation:
         Basic                                                  $         --       $      (0.04)
                                                                ============       ============
         Diluted                                                $         --       $      (0.04)
                                                                ============       ============

    Net loss per common share:
         Basic                                                  $      (0.24)      $      (0.15)
                                                                ============       ============
         Diluted                                                $      (0.24)      $      (0.15)
                                                                ============       ============

    Shares used in computing loss per share:
         Basic                                                     7,016,060          6,667,356
                                                                ============       ============
         Diluted                                                   7,016,060          6,667,356
                                                                ============       ============

                                 PMR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED JULY 31,
                                                                   -----------------------------
                                                                      2000              1999
                                                                   -----------       -----------
OPERATING ACTIVITIES
Net loss                                                           $(1,653,270)      $  (990,790)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Stock compensation expense                                         23,862                --
     Special charge                                                    140,075           816,574
     Depreciation and amortization                                     239,737           279,528
     Provision for bad debts                                           213,375         1,877,444
     Loss applicable to minority interest                                   --          (469,744)
     Deferred income taxes net of valuation allowance                       --          (538,043)
     Changes in operating assets and liabilities:
         Accounts and notes receivables                              1,730,930        (4,217,090)
         Prepaid expenses and other assets                             (29,649)         (245,399)
         Accounts payable and accrued expenses                        (436,902)         (394,969)
         Accrued compensation and employee benefits                   (148,832)             (910)
         Advances from case management agencies                       (129,412)          (16,669)
         Payable to related party                                           --         1,729,654
         Contract settlement reserve                                    85,475            17,195
         Deferred rent expense                                          (4,652)           (1,245)
                                                                   -----------       -----------
Net cash provided by (used in) operating activities                     30,737        (2,154,464)

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short-term investments        1,120,261         2,566,148
Purchases of short-term investments                                         --        (1,391,563)
Software development costs                                            (953,641)               --
Purchases of furniture and office equipment, net of disposals           92,833          (503,927)
                                                                   -----------       -----------
Net cash provided by investing activities                              259,453           670,658

FINANCING ACTIVITIES
Payments on note payable to bank                                       (25,717)          (23,713)
Acquisition of treasury stock                                          (27,500)         (750,000)
                                                                   -----------       -----------
Net cash used in financing activities                                  (53,217)         (773,713)
                                                                   -----------       -----------

Net increase (decrease) in cash and cash equivalents                   236,973        (2,257,519)
Cash and cash equivalents at beginning of period                     9,192,254         5,441,012
                                                                   -----------       -----------
Cash and cash equivalents at end of period                         $ 9,429,227       $ 3,183,493
                                                                   ===========       ===========

       See notes to condensed consolidated financial statements

PMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 2000

NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

NOTE B - EARNINGS PER SHARE

       Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                             July 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------------------------
Numerator :
                                                   -----------------------------
Net loss available to common stockholders          $(1,653,270)      $  (990,790)
                                                   =============================
Denominator:
Weighted average shares outstanding for basic
  earnings per share                                 7,016,060         6,667,356
                                                   -----------------------------
Effects of dilutive securities:
  Employee stock options and warrants                       --                --
                                                   -----------------------------
Dilutive potential common shares                            --                --
                                                   -----------------------------
Shares used in computing diluted loss per
  common share                                       7,016,060         6,667,356
                                                   =============================

                                                   -----------------------------
Loss per common share, basic                       $     (0.24)      $     (0.15)
                                                   =============================
Loss per common share, diluted                     $     (0.24)      $     (0.15)
                                                   =============================

No potential common shares were included in the computation of diluted earnings per share because the issuance thereof would have had an antidilutive effect.

NOTE C - DISCLOSURES ABOUT REPORTABLE SEGMENTS

       In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs, and Health Information Business. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients. Activities classified as "Other" in the following schedule relate to primarily unallocated home office items, and activity from the Company's chemical dependency and other programs that were terminated in fiscal year 2000.

A summary of segment activity is as follows:

                                                              Three Months Ended
                                                                  July 31,
                           ---------------------------------------------------------------------------------------
                                                 Case             Health
                            Outpatient        Management        Information
                             Programs          Programs           Business             Other              Total
                           ---------------------------------------------------------------------------------------
2000
Revenues                   $  1,536,348      $  3,646,063       $         --       $         --       $  5,182,411

Income (loss) from
continuing operations
before income taxes             519,322           (34,138)          (837,557)        (1,300,897)        (1,653,270)

1999
Revenues                   $  9,249,795      $  3,087,983       $         --       $    486,186       $ 12,823,964

Income (loss) from
continuing operations
before income taxes           1,788,373           111,373                 --         (3,106,910)        (1,207,164)

NOTE D - DISCONTINUED OPERATION

       During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the quarter ended July 31, 1999.



NOTE E - NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

       In January 2000, the Company loaned approximately $1.3 million pursuant to promissory notes to certain employees and officers of the Company for the purchase of stock through the exercise of stock options (the "Stock Notes"). The Company also received, in January 2000, promissory notes in the amount of $451,000 from certain officers for related tax liabilities (the "Tax Notes"). The Stock Notes are with recourse and the Tax Notes are without recourse. The Stock Notes and the Tax Notes are secured by stock under respective pledge agreements. As of July 31, 2000, $332,000 is owed under the Stock Notes and $352,000 under the Tax Notes, both of which are due December 31, 2004 and bear interest at the rate of 6.21% per annum.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company's officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Forward-looking statements in this document include discussions regarding (i) expected developments by InfoScriber;
(ii) future sources of revenue; (iii) the future financial impact from the expansion of the Company's Health Information business; (iv) the budgeted amount of capital expenditures for the InfoScriber system; (v) forecasted cash flows for fiscal year 2001; (vi) potential indemnification obligations and uncollectable accounts; and (vii) the sufficiency of the Company's financial resources. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Please carefully review and consider the various disclosures advising interested parties of factors that affect the Company, including those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

       Over the past twelve years, PMR Corporation and its subsidiaries ("PMR," the "Company" or "we") has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). We currently manage, administer or provide consulting services for a range of outpatient and community-based psychiatric services for SMI patients, consisting of five outpatient programs (the "Outpatient Programs") and two case management programs (the "Case Management Programs"). We also refer to these programs in this document as "Health Services Programs".

       During the fiscal year ended April 30, 2000, we began to implement a changed business strategy. We focused on maximizing cash flow in the Health Services Programs and reducing the number of Outpatient Programs managed by us, hence minimizing our exposure to the changing regulatory environment. The Outpatient Programs are heavily dependent on reimbursement by Medicare and Medicaid. We significantly reduced our presence in Outpatient Programs. The reduction in these services was the result of a management decision predicated on existing and proposed regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased the costs of regulatory compliance.

       In addition, in September 1999, we organized InfoScriber(TM) Corporation ("InfoScriber"), a wholly-owned subsidiary, which has a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and health care providers. We believe that InfoScriber is developing a unique and valuable information asset for healthcare industry participants, namely, a "practice-based", real world, longitudinal database for researching, analyzing and understanding physician prescribing patterns. This database is driven by a proprietary, web-based medication management system, which captures critical disease-specific information at the point of prescribing. In addition to providing a core data set that we believe is generally unavailable from current sources, the system also incorporates a proprietary ability to capture information related to the underlying rationale for medication decisions. InfoScriber is building a panel of physician users so that the data being captured will be representative of prescribing patterns and can be used for general analysis and business decision making. Our first physician panel is in the area of central nervous system ("CNS") disorders, a therapeutic area in which we have developed expertise from our twelve years of experience as a leading disease management company in the CNS area. After the establishment of the CNS panel, we intend to establish additional panels to gather data from other therapeutic areas. Shortly after the quarter ended July 31, 2000, InfoScriber introduced a limited release of its commercial version of its InfoScriber medication management system to selected physician sites in its CNS panel for additional testing. We refer to the business of InfoScriber in this document as the "Health Information" business.

SOURCES OF REVENUE

       InfoScriber. Although InfoScriber has generated no revenues to date, we intend to enter into commercial agreements with pharmaceutical companies, managed care and other health care organizations, researchers and government agencies relating to the InfoScriber data. We anticipate that these agreements will generate revenues from a variety of different data services that we expect to offer to the users, including: annual subscriptions to the database, which will include suites of reports and analyses on prescribing patterns; annual or quarterly fees for custom reports and analyses on prescribing patterns that are beyond the scope of the standard suite of reports; fees for ad hoc custom reports; fees for customer requested web-based surveys of InfoScriber's physician panel; revenue from custom studies generated by research firms that seek to access the system for data collection; and revenue from web-based surveys generated by research firms that seek to access InfoScriber's physician panel.

       In addition, we expect to generate user fees from certain participating providers, including physicians, psychiatric practices and community mental health organizations. Certain participants have been granted charter membership in the network whereby any fees for installation and use of the InfoScriber system are waived for the first year. Thereafter, charter participants may be required to pay an annual per user fee.

       Should we be unable to enter into sufficient commercial and participation agreements for our InfoScriber system, it could have a material adverse effect on our business, financial condition and results of operation in the future. See "--Liquidity and Capital Resources."

       Case Management Programs. For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortium responsible for managing the Tennessee TennCare Partners State Medical Managed Care Program ("TennCare"). Revenue under the TennCare program is recognized in the period in which the related service is to be provided and may fluctuate based on rates set by the managed care consortium as well as the level of patient enrollment.

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

       Revenue under an Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under the terms of some of our terminated or expired contracts, as well as some of our current contracts, we are required to indemnify the providers for some or all of our fees if the fees are disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients are denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients are denied. As of July 31, 2000, we had recorded $5.4 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to our provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.


RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

       Revenue - Revenues from continuing operations decreased from $12.8 million for the quarter ended July 31, 1999 to $5.2 million for the quarter ended July 31, 2000, a decrease of $7.6 million, or (59.6%). The Outpatient Programs recorded revenues of $1.5 million for the quarter ended July 31, 2000, a decrease of $7.7 million or (83.4%) as compared to $9.2 million for the quarter ended July 31, 1999. This decrease was primarily the result of closing thirty Outpatient Program locations since July 31, 1999, ten of which occurred in the quarter ended July 31, 2000. The Company's Case Management Programs recorded revenues of $3.6 million, an increase of $0.6 million, or 18.1%, from $3.1 million for the quarter ended July 31, 1999. The increase in revenues was due to an increase in consumers of 24.3% as compared to the quarter ended July 31, 1999.

       Direct Operating Expenses - Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses from continuing operations were $5.3 million in the first quarter of fiscal year 2001, compared to $10.0 million a year ago, a decrease of 47.3%. As a percentage of revenues, direct operating expenses were 101.5% for the quarter ended July 31, 2000, as compared to 77.8% for the quarter ended July 31, 1999. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in Outpatient Program business, which historically has had a lower expense ratio than the other business segments, as well as the expansion of the Health Information business.

       Marketing, General and Administrative - Marketing, general and administrative expenses from continuing operations were $1.3 million for the quarter ended July 31, 2000 versus $2.7 million for the quarter ended July 31, 1999. As a percentage of total revenues, marketing, general and administrative expenses were 25.3% for the quarter ended July 31, 2000, as compared to 20.7% for the quarter ended July 31, 1999. The increase in marketing, general and administrative expenses as a percentage of revenues was due primarily to the reduction in revenues from closing thirty Outpatient Program locations between July 31, 1999 and July 31, 2000, as well as costs related to expanding and administering the Health Information business.

       Provision for Bad Debts - Expenses from continuing operations related to the provision for bad debts decreased from $700,000 for the quarter ended July 31, 1999 to $213,000 for the quarter ended July 31, 2000, a decrease of $487,000 or (69.5%). The decrease was due to fewer Outpatient Programs in the current year. As a percentage of revenues, the provision for bad debts was 4.1% for the quarter ended July 31, 2000, as compared to 5.5% for the quarter ended July 31, 1999. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

       Depreciation and Amortization - Depreciation and amortization expenses decreased from $258,000 for the quarter ended July 31, 1999 to $240,000 for the quarter ended July 31, 2000, a decrease of $19,000 or (7.2%). The decrease was due primarily to disposal and write-off of assets as a result of program closures.

       Special Charge - During the quarter ended July 31, 2000, the Company closed ten Outpatient Program locations, which resulted in a charge of $66,000 for severance costs and $74,000 for the write-off of various assets. As of July 31, 2000, the accrual for special charges included in the liabilities section in the condensed consolidated balance sheet was $221,000.

       Net Interest Income - Interest income, net of interest expense, decreased from $375,000 for the quarter ended July 31, 1999 to $328,000 for the quarter ended July 31, 2000, a decrease of $48,000 or (12.8%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at July 31, 2000 versus July 31, 1999. The reduction in these interest bearing assets was primarily a result of the $10.6 million cash dividend paid in January 2000, partially offset by cash provided by operations during fiscal year 2000.

       Loss from Continuing Operations Before Income Taxes - Loss from continuing operations before income taxes increased from $1.2 million for the quarter ended July 31, 1999 to $1.7 million for the quarter ended July 31, 2000, an increase of $446,000. The increase was due primarily to the closure of thirty Outpatient Program site locations since July 31, 1999 and marketing and administrative expenses related to the Health Information business.

       Discontinued Operation - During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the quarter ended July 31, 1999. The net loss from discontinued operations was $279,000 for the quarter ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       For the three months ended July 31, 2000, net cash provided by operating activities was $31,000 versus $2.2 million in net cash used in operating activities for the same period in the prior fiscal year. The increase in cash flows from operating activities during the quarter ended July 31, 2000 versus July 31, 1999 was achieved primarily by the Company's focus on eliminating less profitable and unprofitable programs, significantly reducing overhead expenses, and aggressively collecting receivables.

       Working capital as of July 31, 2000 was $28.0 million, a decrease of $2.0 million, as compared to working capital at April 30, 2000. Cash, cash equivalents and short-term investments totaled $26.9 million as of July 31, 2000, a decrease of $835,000 or (3.0%) as compared to April 30, 2000. The decrease in working capital, cash and cash equivalents, and short-term investments was primarily due to the continued investment in the Health Information business. Working capital is anticipated to be utilized during fiscal year 2001 to continue expansion of InfoScriber and, as a result, the Company has forecasted a net cash outflow in excess of $6.0 million. Actual cash usage may fluctuate and vary from this projection depending upon the success of InfoScriber or based on further changes in the Company's Outpatient Programs and Case Management Programs.

       As of July 31, 2000, the Company had capitalized $2.5 million of software development costs related to InfoScriber, of which $954,000 was capitalized during the three months ended July 31, 2000. Amortization of the capitalized software costs is expected to begin in the quarter ending October 31, 2000. The Company anticipates continued expenditures for software support and maintenance in excess of $1.0 million for the remainder of fiscal year 2001.

       The Company also may use working capital and, if necessary, incur indebtedness in connection with possible selective acquisitions. Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes including issuance under PMR's stock compensation plans. During the quarter ended July 31,

2000, the Company repurchased 10,000 shares of its common stock at an average price of $2.75 per share, or $27,500 in open market transactions. All shares repurchased are held in treasury.

       We maintain reserves to cover the potential impact of two significant uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the management fees owed by a provider during the periodic review of the provider's claims by the fiscal intermediaries.

       From time to time, we recognize charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first three months of fiscal 2001, a significant amount of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of July 31, 2000, we had recorded $5.4 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal year 2001. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

       In addition, we have been advised by the Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. Thus, we may be responsible for reimbursement of the amounts previously paid to us that are disallowed pursuant to obligations that exist with certain providers. Although we believe that the potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts so reserved, if and when they become due, could have a material adverse effect upon our cashflows, liquidity, and business and, if such greater amounts became due, on our financial condition and results of operations.

       The Company has a credit agreement with a bank that permits borrowings for working capital needs of up to the lesser of 50% of the aggregate amount of eligible accounts receivable or $10.0 million. The agreement provides for interest on borrowings at either the bank's reference rate or the bank's Eurodollar rate plus 2%. The credit agreement, which originally expired on August 30, 2000, has been extended to October 31, 2000. At July 31, 2000, there were no borrowings outstanding under this credit agreement.

       Management believes that we have the financial resources needed to meet the Company's business requirements throughout fiscal year 2001, including capital expenditures for the development of InfoScriber and working capital requirements. In addition, the Company will evaluate the need for and attractiveness of financing alternatives for the InfoScriber subsidiary as the Health Information business is anticipated to be a user of cash throughout fiscal year 2001 and into fiscal year 2002. We may also, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance selective acquisitions of assets or businesses or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on our results of operations, our then current financial condition, then current market conditions and other factors beyond our control.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


       The information included in this Item 3 is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

INTEREST RATE SENSITIVITY

       The Company's financial instruments include a credit agreement, equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The credit agreement permits borrowings of up to the lesser of 50% of the aggregate amount of our eligible accounts receivable or $10.0 million for working capital needs. Interest on borrowings is payable monthly at either the bank's reference rate or at the bank's Eurodollar rate plus 2 percent. There were no borrowings outstanding under the credit agreement at July 31, 2000. The credit agreement, which originally expired on August 30, 2000, has been extended to October 31, 2000. Our equipment note payable, due in November 2002, has an effective interest rate of 8.36 percent and we had approximately $268,000 outstanding under this note at July 31, 2000.

       At July 31, 2000, the fair market value of our investment in debt securities was approximately $17.5 million, which includes an unrealized holding loss of approximately $110,000. These securities bear interest rates ranging from 5.13% percent to 9.10% percent and are generally short-term and readily marketable.

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

        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
       From time to time, we have been involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party.

Item 2 - Changes in Securities and Use of Proceeds
       None

Item 3 - Defaults upon Senior Securities
       None

Item 4 - Submission of Matters to a Vote of Security Holders
       None

Item 5 - Other Information
       None

Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27.1 Financial Data Schedule.

       (b)    Reports on Form 8-K

              None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2000
                                        PMR CORPORATION


                                        BY: /s/ Mark Clein
                                           -------------------------------------
                                           MARK CLEIN
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        BY: /s/ Reggie Roman
                                           -------------------------------------
                                           REGGIE ROMAN
                                           V. P., Finance & Strategic Planning
                                           (Principal Accounting Officer)