Form 10-Q
period 2000-10-31
PMR CORP
filed 2000-12-15
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 October 31, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 0-20488

                                 PMR CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             23-2491707
-------------------------------                           ----------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

501 Washington Street, 5th Floor San Diego, California             92103
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


        As of October 31, 2000, PMR Corporation had 7,058,017 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX

                                                                            Page
PART I                       FINANCIAL INFORMATION
               Item 1.     Financial Statements
                           Condensed Consolidated Balance
                              Sheets as of  October 31, 2000
                              (Unaudited) and April 30, 2000                  1
                           Condensed Consolidated Statements
                              of Operations for the three and
                              six months ended October 31,
                              2000 and 1999 (Unaudited)                       2
                           Condensed Consolidated Statements
                              of Cash Flows for the six months
                              ended October 31, 2000 and 1999
                              (Unaudited)                                     3
                           Notes to Condensed Consolidated
                              Financial Statements (Unaudited)                4
               Item 2.     Management's Discussion and
                              Analysis of Financial Condition
                              and Results of Operations                       8
               Item 3.     Quantitative and Qualitative
                              Disclosures about Market Risks                 18

PART II                        OTHER INFORMATION

               Item 1.     Legal Proceedings                                 19
               Item 2.     Changes in Securities and Use of
                              Proceeds                                       19
               Item 3.     Defaults Upon Senior Securities                   19
               Item 4.     Submission of Matters to a Vote of
                              Security Holders                               19
               Item 5.     Other Information                                 19
               Item 6.     Exhibits and Reports on Form 8-K                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       OCTOBER 31,          APRIL 30,
                                                                           2000               2000
                                                                       ------------       ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 14,394,331       $  9,192,254
   Short-term investments, available for sale                            12,810,809         18,579,754
   Accounts receivable, net of allowance for doubtful accounts
          of $7,047,000 in 2001 and $6,623,000 in 2000                    1,922,093          5,087,162
   Prepaid expenses and other current assets                                814,121          1,245,162
                                                                       ------------       ------------
Total current assets                                                     29,941,354         34,104,332

Furniture and office equipment, net of accumulated depreciation
          of $1,929,000 in 2001 and $1,770,000 in 2000                    1,667,051          2,170,829
Long-term accounts and notes receivables, net of allowance for
          doubtful accounts of $520,000 in 2001 and 2000                  2,020,250          2,578,728
Capitalized software development, net of accumulated amortization
          of $690,000 in 2001 and none in 2000                            2,069,957          1,572,288
Other assets                                                                335,793            309,385
                                                                       ------------       ------------
Total assets                                                           $ 36,034,405       $ 40,735,562
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    366,034       $    863,395
   Accrued expenses                                                       1,126,189          1,395,246
   Accrued compensation and employee benefits                               620,285            835,866
   Advances from case management agencies                                 1,385,742          1,084,196
                                                                       ------------       ------------
Total current liabilities                                                 3,498,250          4,178,703

Note payable                                                                135,589            196,127
Contract settlement reserve                                               5,399,146          5,313,055
Other long-term liabilities                                                  36,667             45,973

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 19,000,000;
          issued and outstanding shares - 7,058,017 in 2001 and
          7,058,017 in 2000                                                  70,580             70,580
   Additional paid-in capital                                            38,051,207         37,995,983
   Notes receivable from employees and officers                            (332,000)          (332,000)
   Accumulated other comprehensive loss                                     (42,859)          (154,274)
   Accumulated deficit                                                  (10,754,675)        (6,578,585)
   Treasury stock, 10,000 shares of common stock at cost                    (27,500)                --
                                                                       ------------       ------------
Total stockholders' equity                                               26,964,753         31,001,704
                                                                       ------------       ------------
Total liabilities and stockholders' equity                             $ 36,034,405       $ 40,735,562
                                                                       ============       ============

See notes to condensed consolidated financial statements.

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                          Three months ended               Six months ended
                                                                              October 31,                     October 31,
                                                                     ----------------------------    ----------------------------
                                                                         2000            1999            2000            1999
                                                                     ------------    ------------    ------------    ------------
Revenue                                                              $  4,262,673    $ 12,505,848       9,445,084    $ 25,329,812
                                                                     ------------    ------------    ------------    ------------

Expenses:
        Direct operating expenses                                       3,851,759       9,541,131       8,287,807      19,519,588
        Research & development                                            221,862              --         283,593              --
        Marketing, general and administrative                           1,907,661       2,062,533       3,979,942       4,715,561
        Provision for doubtful accounts                                   172,481         735,398         385,856       1,435,439
        Depreciation and amortization                                     222,313         264,953         462,050         523,403
        Software development amortization                                 689,986              --         689,986              --
        Special charge (credit)                                            70,450        (133,813)        210,525         682,761
                                                                     ------------    ------------    ------------    ------------
           Total expenses                                               7,136,512      12,470,202      14,299,759      26,876,752
                                                                     ------------    ------------    ------------    ------------

Interest expense                                                           (5,425)         (7,472)        (11,449)        (15,500)
Other income - interest                                                   356,445         382,491         690,035         765,941
                                                                     ------------    ------------    ------------    ------------

(Loss) income from continuing operations before income taxes           (2,522,819)        410,665      (4,176,089)       (796,499)
Income tax expense (benefit)                                                   --         168,000              --        (327,000)
                                                                     ------------    ------------    ------------    ------------
Net (loss) income from continuing operations                           (2,522,819)        242,665      (4,176,089)       (469,499)

Results from discontinued operation - Stadt Solutions, LLC                     --        (406,730)             --        (685,356)
                                                                     ------------    ------------    ------------    ------------

Net loss                                                             $ (2,522,819)   $   (164,065)   $ (4,176,089)   $ (1,154,855)
                                                                     ============    ============    ============    ============

      (Loss) earnings per common share from continuing operations:
           Basic                                                     $      (0.36)   $       0.04    $      (0.60)   $      (0.07)
                                                                     ============    ============    ============    ============
           Diluted                                                   $      (0.36)   $       0.04    $      (0.60)   $      (0.07)
                                                                     ============    ============    ============    ============

      Loss per common share from discontinued operation:
           Basic                                                     $         --    $      (0.06)   $         --    $      (0.11)
                                                                     ============    ============    ============    ============
           Diluted                                                   $         --    $      (0.06)   $         --    $      (0.11)
                                                                     ============    ============    ============    ============

      Loss per common share:
           Basic                                                     $      (0.36)   $      (0.03)   $      (0.60)   $      (0.18)
                                                                     ============    ============    ============    ============
           Diluted                                                   $      (0.36)   $      (0.03)   $      (0.60)   $      (0.18)
                                                                     ============    ============    ============    ============

      Shares used in computing earnings (loss) per share:
           Basic                                                        7,008,017       6,433,606       7,012,039       6,433,606
                                                                     ============    ============    ============    ============
           Diluted                                                      7,008,017       6,433,606       7,012,039       6,433,606
                                                                     ============    ============    ============    ============

      See notes to condensed consolidated financial statements.

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                   SIX MONTHS ENDED OCTOBER 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  ------------      ------------
OPERATING ACTIVITIES
Net loss                                                          $ (4,176,089)     $ (1,154,855)
Adjustments to reconcile net loss to net cash provided by
operating activities:
 Stock compensation expense                                             55,224                --
 Special charge                                                        210,525           682,761
 Depreciation and amortization                                       1,152,036           616,906
 Provision for doubtful accounts                                       385,856         4,132,255
 Loss applicable to minority interest                                       --        (1,156,720)
 Deferred income taxes net of valuation allowance                           --         1,560,563
 Changes in operating assets and liabilities:
  Accounts and notes receivables                                     3,337,691        (3,468,104)
  Prepaid expenses and other assets                                    351,176          (135,440)
  Accounts payable and accrued expenses                               (881,759)         (667,776)
  Accrued compensation and employee benefits                          (215,581)         (124,509)
  Advances from case management agencies                               301,546           160,851
  Payable to related party                                                  --         1,727,959
  Contract settlement reserve                                           86,091           586,446
  Deferred rent expense                                                 (9,306)           (3,733)
                                                                  ------------      ------------
Net cash provided by operating activities                              597,410         2,756,604
                                                                  ------------      ------------

INVESTING ACTIVITIES
Proceeds from the sale and maturity of short-term investments        6,588,510         6,799,666
Purchases of short-term investments                                   (708,150)       (3,237,877)
Capitalized software development costs                              (1,187,655)               --
Purchases of furniture and office equipment                                 --        (1,275,849)
                                                                  ------------      ------------
Net cash provided by investing activities                            4,692,705         2,285,940
                                                                  ------------      ------------

FINANCING ACTIVITIES
Payments on note payable to bank                                       (60,538)          (47,982)
Acquisition of treasury stock                                          (27,500)       (1,734,844)
                                                                  ------------      ------------
Net cash used in financing activities                                  (88,038)       (1,782,826)
                                                                  ------------      ------------

Net increase in cash  and cash equivalents                           5,202,077         3,259,718
Cash and cash equivalents at beginning of period                     9,192,254         5,441,012
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $ 14,394,331      $  8,700,730
                                                                  ============      ============

See notes to condensed consolidated financial statements.

PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                October 31, 2000

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three and six months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Six Months Ended
                                                            October 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Numerator:
Net loss available to common stockholders         $ (4,176,089)     $ (1,154,855)
                                                  ============      ============

Denominator:
Weighted average shares outstanding for basic
  earnings per share                                 7,012,039         6,433,606
                                                  ------------      ------------
Effects of dilutive securities:
  Employee stock options and warrants                       --                --
                                                  ------------      ------------
Dilutive potential common shares                            --                --
                                                  ------------      ------------
Shares used in computing diluted loss per
  common share                                       7,012,039         6,433,606
                                                  ============      ============

Loss per common share, basic                      $      (0.60)     $      (0.18)
                                                  ============      ============
Loss per common share, diluted                    $      (0.60)     $      (0.18)
                                                  ============      ============


No potential common shares were included in the computation of diluted earnings per share because the inclusion thereof would have had an antidilutive effect.

NOTE C - DISCLOSURES ABOUT REPORTABLE SEGMENTS

        In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in three reportable segments: Outpatient Programs, Case Management Programs, and Health Information Business. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and healthcare industry participants. Activities classified as "Other" in the following schedule relate primarily to unallocated home office items, and activity from the Company's chemical dependency and other programs that were terminated in fiscal year 2000.

A summary of segment activity is as follows:

                                                           Six Months Ended
                                                              October 31,
                          -----------------------------------------------------------------------------------
                                               Case             Health
                           Outpatient       Management       Information
                            Programs         Programs          Business           Other              Total
                          ------------     ------------      ------------      ------------      ------------
2000
Revenues from
continuing operations     $  2,211,037     $  7,234,047      $         --      $         --      $  9,445,084

Income (loss) from
continuing operations
before income taxes            919,776         (122,308)       (2,485,902)       (2,487,655)       (4,176,089)

1999
Revenues from
continuing operations     $ 17,666,720     $  6,651,255      $         --      $  1,011,837      $ 25,329,812

Income (loss) from
continuing operations
before income taxes          3,671,877          444,841                --        (4,913,217)         (796,499)

NOTE D - DISCONTINUED OPERATION

        During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the three and six months ended October 31, 1999.


NOTE E - NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

        In January 2000, the Company loaned approximately $1.3 million pursuant to promissory notes to certain employees and officers of the Company for the purchase of stock through the exercise of stock options (the "Stock Notes"). The Company also received, in January 2000, promissory notes in the amount of $451,000 from certain officers for related tax liabilities (the "Tax Notes"). The Stock Notes are with recourse and the Tax Notes are without recourse. The Stock Notes and the Tax Notes are secured by stock under respective pledge agreements. As of October 31, 2000, $332,000 is owed under the Stock Notes and $352,000 under the Tax Notes, both of which are due December 31, 2004 and bear interest at the rate of 6.21% per annum.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company's officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Forward-looking statements in this document include discussions regarding (i) expected developments by InfoScriber;
(ii) future sources of revenue; (iii) the future financial impact from the expansion of the Company's Health Information business; (iv) the anticipated amount of capital expenditures for the development of the InfoScriber medication management system; (v) forecasted cash flows for fiscal year 2001; (vi) potential indemnification obligations and uncollectable accounts; (vii) the adequacy of contract settlement reserves; and (viii) the sufficiency of the Company's financial resources. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Please carefully review and consider the various disclosures advising interested parties of factors that affect the Company, including those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

        Over the past twelve years, PMR Corporation and its subsidiaries ("PMR," the "Company" or "we") has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). We currently manage, administer or provide consulting services to five outpatient programs (the "Outpatient Programs"). In addition, we have service contracts with two case management agencies (the "Case Management Programs"). We refer to these programs, collectively, in this document as "Health Services Programs".

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

        In addition, in September 1999, we organized InfoScriber(TM) Corporation ("InfoScriber"), a wholly-owned subsidiary, which has a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and health care providers. We believe that InfoScriber is developing a unique and valuable information asset for healthcare industry participants, namely, a "practice-based", real-time, longitudinal database for researching, analyzing and understanding physician prescribing patterns. This database is driven by a proprietary, web-based medication management system, which captures critical disease-specific information at the point of prescribing. In addition to providing a core data set that we believe is generally unavailable from current sources, the system also incorporates a proprietary ability to capture information related to the underlying rationale for medication decisions. InfoScriber is building a panel of physician users so that the data being captured will be representative of prescribing patterns and can be used for general analysis and business decision making. Our first physician panel is in the area of central nervous system ("CNS") disorders, a therapeutic area in which we have developed expertise from our twelve years of experience as a leading disease management company in the CNS area. After the establishment of the CNS panel, we intend to establish additional panels to gather data from other therapeutic areas. In August 2000, InfoScriber introduced a limited release of its commercial version of its InfoScriber medication management system to selected physician sites in its CNS panel. InfoScriber recently entered into an exclusive co-marketing agreement with Ziment, Inc. Under the terms of the agreement, Ziment will combine the research capabilities of its online physicians' panel, WebSurvey MD.com, with InfoScriber's point-of-prescribing database to provide companies with key research insights about the marketplace. We refer to the business of InfoScriber in this document as the "Health Information" business.

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

        Outpatient Programs. We continue to manage or administer certain Outpatient Programs primarily under restructured agreements with acute care hospitals. We do not, however, currently intend to devote resources to develop additional Outpatient Programs. We expect that revenues from Outpatient Programs will continue to decrease during the remainder of fiscal year 2001 due to the termination of additional contracts. Although we anticipate that the decline in future revenues will at least be partially offset by revenues generated through our new Health Information business, there can be no assurance that we will not experience a material adverse effect on our business, financial condition and results of operations in the future.

        Revenue under an Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under the terms of some of our terminated or expired contracts, as well as some of our current contracts, we are required to indemnify the providers for some or all of our fees if the fees are disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients are denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients are denied. As of October 31, 2000, we had recorded $5.4 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to our provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.


RESULTS OF OPERATIONS - QUARTER ENDED OCTOBER 31, 2000 COMPARED TO QUARTER ENDED OCTOBER 31, 1999

        Revenue - Revenues from continuing operations decreased from $12.5 million for the quarter ended October 31, 1999 to $4.3 million for the quarter ended October 31, 2000, a decrease of $8.2 million, or (65.6%). The Outpatient Programs recorded revenues of $0.7 million for the quarter ended October 31, 2000, a decrease of $7.7 million or (91.7%) as compared to $8.4 million for the quarter ended October 31, 1999. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's Outpatient Programs. The Company's contracts have either expired or terminated with respect to approximately thirty Outpatient

Program locations since October 31, 1999, one of which occurred in the quarter ended October 31, 2000. Revenues from the Company's Case Management Programs remained unchanged at $3.6 million for the second quarter of fiscal year 2001 as compared to the same period in the prior year.

        Direct Operating Expenses - Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses from continuing operations were $3.9 million in the second quarter of fiscal year 2001, compared to $9.5 million a year ago, a decrease of 59.0%. As a percentage of revenues, direct operating expenses were 90.4% for the quarter ended October 31, 2000, as compared to 76.3% for the quarter ended October 31, 1999. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in Outpatient Program business, which historically has had a lower expense ratio than the other business segments, as well as the expansion of the Health Information business.

        Research and Development - The Company incurred, in the second quarter of fiscal year 2001, $222,000 in research and development costs related to the development of Version 2 of its InfoScriber medication management system. Additional research and development costs are anticipated to be incurred by the Company in the future until technical feasibility is attained for Version 2 of the software, which is expected shortly after April 2001.

        Marketing, General and Administrative - Marketing, general and administrative expenses from continuing operations were $1.9 million for the quarter ended October 31, 2000 versus $2.1 million for the quarter ended October 31, 1999. As a percentage of total revenues, marketing, general and administrative expenses were 44.8% for the quarter ended October 31, 2000, as compared to 16.5% for the quarter ended October 31, 1999. The increase in marketing, general and administrative expenses as a percentage of revenues was due primarily to the reduction in revenues from terminated or expired contracts pertaining to thirty Outpatient Program locations between October 31, 1999 and October 31, 2000, as well as costs related to expanding and administering the Health Information business.

        Provision for Doubtful Accounts - Expenses from continuing operations related to the provision for doubtful accounts decreased from $735,000 for the quarter ended October 31, 1999 to $172,000 for the quarter ended October 31, 2000, a decrease of $563,000 or (76.6%). The decrease was due to fewer Outpatient Programs in the current year. As a percentage of revenues, the provision for doubtful accounts was 4.0% for the quarter ended October 31, 2000, as compared to 5.9% for the quarter ended October 31, 1999. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

        Depreciation and Amortization - Depreciation and amortization expenses decreased from $265,000 for the quarter ended October 31, 1999 to $222,000 for the quarter ended October 31, 2000, a decrease of $43,000 or (16.2%). The decrease was due primarily to disposal and write-off of assets as a result of program closures.

        Software Development Amortization - The Company commenced amortization of its capitalized costs for Version 1 of the InfoScriber medication management system on September 1, 2000. The software was commercially released in August 2000. Research and development efforts for Version 2 are underway. The Company anticipates Version 2 will reach technical feasibility and replace Version 1 shortly after April 30, 2001. Accordingly, the Company is amortizing the $2.8 million of capitalized costs through April 2001. The amortization expense for the quarter ended October 31, 2000 was for 2 months or $690,000.

        Special Charge (Credit) - During the quarter ended October 31, 2000, the Company recorded special charges totaling $70,000. These charges were related to the write-off of equipment and leasehold improvements from terminated or expired contracts for outpatient program sites. For the same period in the preceding year, the Company incurred a charge of $16,000 for lease termination costs and a credit of $150,000 associated with the receipt of funds due to a restructured agreement with a case management agency.

        Net Interest Income - Interest income, net of interest expense, decreased from $375,000 for the quarter ended October 31, 1999 to $351,000 for the quarter ended October 31, 2000, a decrease of $24,000 or (6.4%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at October 31, 2000 versus October 31, 1999. The reduction in these interest bearing assets was primarily a result of the $10.6 million cash dividend paid in January 2000, partially offset by cash provided by operations during fiscal year 2000.

        (Loss) Income from Continuing Operations Before Income Taxes - The Company recognized a loss from continuing operations before income taxes of $2.5 million during the quarter ended October 31, 2000 versus income of $411,000 for the same period in the preceding year, a $2.9 million decrease. The decrease was primarily due to the termination or expiration of contracts for thirty Outpatient Program site locations since October 31, 1999, marketing and administrative expenses related to the Health Information business, and $690,000 in amortization expense for the InfoScriber medication management system.

        Discontinued Operation - During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the quarter ended October 31, 1999. The net loss from discontinued operations was $407,000 for the quarter ended October 31, 1999.


RESULTS OF OPERATIONS - SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1999

        Revenue - Revenues from continuing operations decreased from $25.3 million for the six months ended October 31, 1999 to $9.4 million for the six months ended October 31, 2000, a decrease of $15.9 million or (62.8%). The Outpatient Programs recorded revenues of $2.2 million for the six months ended October 31, 2000, a decrease of $15.5 million or (87.5%) as compared to $17.7 million for the six months ended October 31, 1999. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's Outpatient Programs. Revenues from the Company's Case Management Programs increased to $7.2 million for the six months ended October 31, 2000 from $6.7 million for the same period a year ago, an increase of $0.5 million or 7.5%. The increase was due to an increase in consumers from October 31, 1999.

        Direct Operating Expenses - Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses from continuing operations were $8.3 million in the first six months of fiscal year 2001, compared to $19.5 million a year ago, a decrease of 57.4%. As a percentage of revenues, direct operating expenses were 87.7% for the six months ended October 31, 2000, as compared to 77.1% for the six months ended October 31, 1999. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in Outpatient Program business, which historically has had a lower expense ratio than the other business segments, as well as the expansion of the Health Information business.

        Research and Development - The Company incurred, in the first half of fiscal year 2001, $284,000 in research and development costs related to the development of Version 2 of its InfoScriber medication management system. Additional research and development costs are anticipated to be incurred by the Company in the future until technical feasibility is attained for Version 2 of the software, which is expected shortly after April 2001.

        Marketing, General and Administrative - Marketing, general and administrative expenses from continuing operations were $4.0 million for the six months ended October 31, 2000 versus $4.7 million for the six months ended October 31, 1999. As a percentage of total revenues, marketing, general and administrative expenses were 42.1% for the six months ended October 31, 2000, as compared to 18.6% for the six months ended October 31, 1999. The increase in marketing, general and administrative expenses as a percentage of revenues was due primarily to the reduction in revenues from termination or expiration of contracts for thirty Outpatient Program locations between October 31, 1999 and October 31, 2000, as well as costs related to expanding and administering the Health Information business.

        Provision for Doubtful Accounts - Expenses from continuing operations related to the provision for doubtful accounts decreased from $1.4 million for the six months ended October 31, 1999 to $386,000 for the six months ended October 31, 2000, a decrease of $1.0 million or (71.4%). The decrease was due to fewer Outpatient Programs in the current year. As a percentage of revenues, the provision for doubtful accounts was 4.1% for the six months ended October 31, 2000, as compared to 5.7% for the six months ended October 31, 1999. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

        Depreciation and Amortization - Depreciation and amortization expenses decreased from $523,000 for the six months ended October 31, 1999 to $462,000 for the six months ended October 31, 2000, a decrease of $61,000 or (11.7%). The decrease was due primarily to disposal and write-off of assets as a result of program closures.

        Software Development Amortization - The Company commenced amortization of its capitalized costs for Version 1 of the InfoScriber medication management system on September 1, 2000. The software was commercially released in August 2000. Research and development efforts for Version 2 are underway. The Company anticipates Version 2 will reach technical feasibility and replace Version 1 shortly after April 30, 2001. Accordingly, the Company is amortizing the $2.8 million of capitalized costs through April 2001. The amortization expense for the six months ended October 31, 2000 was for 2 months or $690,000.

        Special Charge - Special charges related to terminated or expired contracts with respect to Outpatient Programs and restructuring costs decreased from $683,000 in the six months ended October 31, 1999 to $211,000 during the same period 2000, a decrease of $472,000 or (69.1%). The decrease in special charges resulted primarily from the number of site closures in the respective periods.

        Net Interest Income - Interest income, net of interest expense, decreased from $750,000 for the six months ended October 31, 1999 to $679,000 for the six months ended October 31, 2000, a decrease of $71,000 or (9.5%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at October 31, 2000 versus October 31, 1999. The reduction in these interest bearing assets was primarily a result of the $10.6 million cash dividend paid in January 2000, partially offset by cash provided by operations during fiscal year 2000.

        Loss from Continuing Operations Before Income Taxes - The Company recognized a loss from continuing operations before income taxes of $4.2 million during the six months ended October 31, 2000 versus a loss of $796,000 for the same period in the preceding year, a $3.4 million increase. The increase in loss was primarily due to the termination or expiration of contracts with respect to thirty Outpatient Program site locations since October 31, 1999, marketing and administrative expenses related to the Health Information business, and $690,000 in amortization expense for the InfoScriber medication management system.

        Discontinued Operation - During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the six months ended October 31, 1999. The net loss from discontinued operations was $685,000 for the six months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended October 31, 2000, net cash provided by operating activities was $597,000 versus $2.8 million during the same period in the prior year, which included receipt of a tax refund of $2.2 million from the IRS. Excluding this tax refund in fiscal year 1999, therefore, net cash provided by operating activities was unchanged between the six months ended October 31, 2000 and October 31, 1999.

        Working capital as of October 31, 2000 was $26.4 million, a decrease of $3.5 million, as compared to working capital at April 30, 2000. Cash, cash equivalents and short-term investments totaled $27.2 million as of October 31, 2000, a decrease of $567,000 or (2.0%) as compared to April 30, 2000. The decrease in working capital, cash and cash equivalents, and short-term investments was primarily due to the continued investment in the Health Information business. Working capital is anticipated to be utilized during fiscal year 2001 to continue the expansion of InfoScriber and, as a result, the Company has forecasted a net cash outflow in excess of $6.0 million for the fiscal year. Actual cash usage may fluctuate and vary from this projection depending upon the success of InfoScriber or based on further changes in the Company's Outpatient Programs and Case Management Programs.

        As of October 31, 2000, the Company had capitalized $2.8 million of development costs related to Version 1 of the InfoScriber medication management system, including $1.2 million capitalized during the six months ended October 31, 2000. The Company currently anticipates additional software development expenditures in fiscal year 2001 of approximately $1.0 million, including costs associated with the development of Version 2. Amortization of the capitalized software costs commenced on September 1, 2000.

        The Company also may use working capital and, if necessary, incur indebtedness in connection with possible selective acquisitions. Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes, including issuance under PMR's stock compensation plans. During the six months ended October 31, 2000, the Company repurchased 10,000 shares of its common stock at an average price of $2.75 per share, or $27,500 in open market transactions. All shares repurchased are held in treasury.

        Working capital may also be used, from time to time, to pay dividends to the Company's shareholders. After evaluating its cash needs, the Company announced in December 2000 that it will issue a special dividend of $1.00 per share payable on December 29, 2000 to shareholders of record as of December 21, 2000.

        In connection with our outpatient programs, we maintain reserves to cover the potential impact of two significant uncertainties: (i) the Company may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider's cost report by fiscal intermediaries; and (ii) the Company may not receive full payment of the management fees owed by a provider during the periodic review of the provider's claims by the fiscal intermediaries.

        From time to time, we recognize charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first six months of fiscal 2001, a portion of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of October 31, 2000, we had recorded $5.4 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal year 2001. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

        In addition, we have been advised by the Health Care Financing Administration that certain program-related costs are not allowable for reimbursement. Thus, we may be responsible for reimbursement of the amounts previously paid to us that are disallowed pursuant to obligations that exist with certain providers. Although we believe that the potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts so reserved, if and when they become due, could have a material adverse effect upon our cash flows and liquidity and, if greater amounts became due, on our business, financial condition, and results of operations.

        Previously, the Company had a credit agreement with a bank permitting borrowings for working capital needs of up to a specified level. The Company did not pursue renewal of this agreement and it expired on October 31, 2000.

        The Company's Health Information business is anticipated to require significant investments of cash throughout fiscal year 2001 and into fiscal year 2002 during its development. The Company will periodically evaluate the need for and the attractiveness of financing alternatives that may be available to it from time to time.

        Management believes that the Company has the financial resources needed to meet the its business requirements throughout fiscal year 2001, including capital expenditures for the development of InfoScriber and working capital requirements. The Company will continue to evaluate the allocation of its financial resources including, but not limited to, the funding of the InfoScriber subsidiary, stock repurchases, dividend distributions, and funding of on-going working capital requirements. The Company may also, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance selective acquisitions of assets or businesses or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on its results of operations, its financial condition, current market conditions and other factors beyond its control.

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

INTEREST RATE SENSITIVITY

        The Company's financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $242,000 outstanding under this note at October 31, 2000.

        At October 31, 2000, the fair market value of the investment in debt securities was approximately $12.8 million, which includes an unrealized holding loss of approximately $43,000. These securities bear interest rates ranging from 5.13% to 8.5% and are generally short-term and readily marketable.

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

Item 2 - Changes in Securities and Use of Proceeds

        The Company has issued the following securities in exchange for services since May 1, 2000:

        a) In June 2000, the Company issued a non-statutory stock option to purchase up to 40,000 shares of the Company's common stock to a group of investors in consideration for entering into a consulting agreement with the Company's subsidiary, InfoScriber Corporation. The exercise price of this option is $3.50 per share. The purchase rights under the option are earned only if certain criteria are met, such as delivery to InfoScriber of project proposals and achievement of set revenue goals. This option expires in June 2005. As of October 31, 2000, rights to purchase 5,000 shares had been earned.

        b) In October 2000, the Company issued a non-statutory stock option to purchase 5,600 shares of the Company's common stock to a group of investors in consideration for entering into a consulting agreement with the Company's subsidiary, InfoScriber Corporation. The shares become exercisable (vest) as follows: (i) 2,000 shares immediately vest upon the issuance of the option; and (ii) 3,600 shares vest at the earlier of the date that the fair market value of the common stock is equal to or in excess of $8.00 per share for twenty consecutive trading days, or one year from the date of grant provided that certain criterion is met. The exercise price of this option, which expires in October 2003, is $2.125 per share.

Item 3 - Defaults upon Senior Securities

        None

Item 4 - Submission of Matters to a Vote of Security Holders

        On October 19, 2000, the Company held its Annual Meeting of Stockholders where Satish K. Tyagi was elected as a director of the Company and Eugene D. Hill, III was re-elected as a director of the Company. The following directors continued in office after the meeting: Allen Tepper, Charles McGettigan, Mark Clein, Susan Erskine, and Richard Niglio. In addition, the Company's stockholders ratified the selection of Ernst & Young LLP as the Company's auditors for the fiscal year ending April 30, 2001. The election of Satish Tyagi was approved with 5,818,835.56 votes in favor, 0 against, and 4,300 abstentions. The re-election of Eugene Hill was approved with 5,819,335.56 votes in favor, 0 against, and 3,800 abstentions. The ratification of the selection of the auditors was approved with 5,820,235.56 votes in favor, 2,200 against, and 700 abstentions.

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

Dated: December 15, 2000
                                 PMR CORPORATION


                                 BY: /s/ Jean Dunn
                                     -------------------------------------------
                                     L. JEAN DUNN
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)


                                 BY: /s/  Reggie Roman
                                     -------------------------------------------
                                     REGGIE ROMAN
                                     Vice President Finance & Strategic Planning
                                     (Principal Accounting Officer)