Form 10-Q
period 2001-01-31
PMR CORP
filed 2001-03-13
CIK 829608

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 31, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

                         Commission file number 0-20488

                                 PMR CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        23-2491707
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

501 Washington Street, 5th Floor San Diego, California                92103
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

        As of January 31, 2001, PMR Corporation had 7,255,017 shares of common stock outstanding.

                                 PMR CORPORATION

                                      INDEX

PART I                       FINANCIAL INFORMATION                      Page
         Item 1.      Financial Statements
                      Condensed Consolidated Balance
                         Sheets as of January 31, 2001
                         (Unaudited) and April 30, 2000                   1
                      Condensed Consolidated Statements
                         of Operations for the three and
                         nine months ended January 31,
                         2001 and 2000 (Unaudited)                        2
                      Condensed Consolidated Statements
                         of Cash Flows for the nine
                         months ended January 31, 2001
                         and 2000 (Unaudited)                             3
                      Notes to Condensed Consolidated
                         Financial Statements (Unaudited)                 4
         Item 2.      Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations                        8
         Item 3.      Quantitative and Qualitative
                         Disclosures about Market Risks                  18

PART II                 OTHER INFORMATION

         Item 1.      Legal Proceedings                                  19
         Item 2.      Changes in Securities and Use of
                         Proceeds                                        19
         Item 3.      Defaults Upon Senior Securities                    19
         Item 4.      Submission of Matters to a Vote of
                         Security Holders                                19
         Item 5.      Other Information                                  19
         Item 6.      Exhibits and Reports on Form 8-K                   19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                 PMR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JANUARY 31,         APRIL 30,
                                                                               2001               2000
                                                                            ------------      ------------
                                                                             Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 11,309,435      $  9,192,254
   Short-term investments, available for sale                                  6,994,169        18,579,754
   Accounts receivable, net of allowance for doubtful accounts
             of $5,338,000 in 2001 and $6,623,000 in 2000                      1,387,447         5,087,162
   Prepaid expenses and other current assets                                     737,685         1,245,162
   Income taxes receivable                                                       929,305                --
                                                                            ------------      ------------
Total current assets                                                          21,358,041        34,104,332

Furniture and office equipment, net of accumulated depreciation
   of $2,042,000 in 2001 and $1,770,000 in 2000                                1,601,616         2,170,829
Long-term accounts and notes receivables, net of allowance for doubtful
   accounts of $520,000 in 2001 and 2000                                       1,668,805         2,578,728
Capitalized software development                                               1,034,978         1,572,288
Other assets                                                                     228,382           309,385
                                                                            ------------      ------------
Total assets                                                                $ 25,891,822      $ 40,735,562
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $    677,432      $    863,395
   Accrued expenses                                                            1,207,481         1,395,246
   Accrued compensation and employee benefits                                    901,629           835,866
   Advances from case management agencies                                      1,603,567         1,084,196
                                                                            ------------      ------------
Total current liabilities                                                      4,390,109         4,178,703

Note payable                                                                     108,719           196,127
Contract settlement reserve                                                    4,199,146         5,313,055
Other long-term liabilities                                                       32,015            45,973

Stockholders' equity:
   Common Stock, $.01 par value, authorized shares - 19,000,000;
         issued and outstanding shares - 7,255,017 in 2001 and
         7,058,017 in 2000                                                        72,550            70,580
   Additional paid-in capital                                                 31,236,415        37,995,983
   Notes receivable from employees and officers                                 (539,260)         (332,000)
   Accumulated other comprehensive income (loss)                                  43,709          (154,274)
   Accumulated deficit                                                       (13,624,081)       (6,578,585)
   Treasury stock, 10,000 shares of common stock at cost                         (27,500)               --
                                                                            ------------      ------------
Total stockholders' equity                                                    17,161,833        31,001,704
                                                                            ------------      ------------
Total liabilities and stockholders' equity                                  $ 25,891,822      $ 40,735,562
                                                                            ============      ============


See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                               Three months ended January 31,      Nine months ended January 31,
                                                               ------------------------------      ------------------------------
                                                                   2001              2000              2001              2000
                                                               ------------      ------------      ------------      ------------
Revenue                                                        $  4,099,796      $  9,946,482        13,544,880      $ 35,276,294
                                                               ------------      ------------      ------------      ------------

Expenses:
       Direct operating expenses                                  3,734,957         8,684,306        12,022,764        28,203,894
       Research and development                                     379,247                --           662,840                --
       Marketing, general and administrative                      2,474,909         2,667,116         6,454,851         7,382,677
       Provision for doubtful accounts                              166,407         3,404,231           552,263         4,839,670
       Depreciation and amortization                                198,454           243,672           660,504           767,075
       Software development amortization                          1,034,978                --         1,724,964                --
       Special charge                                               273,148           347,379           483,673         1,030,140
                                                               ------------      ------------      ------------      ------------
            Total expenses                                        8,262,100        15,346,704        22,561,859        42,223,456
                                                               ------------      ------------      ------------      ------------

Interest expense                                                     (4,871)           (7,019)          (16,320)          (22,519)
Other income - interest                                             368,463           406,551         1,058,498         1,172,492
                                                               ------------      ------------      ------------      ------------

Loss from continuing operations before income taxes              (3,798,712)       (5,000,690)       (7,974,801)       (5,797,189)
Income tax benefit                                                 (929,305)       (2,050,000)         (929,305)       (2,377,000)
                                                               ------------      ------------      ------------      ------------
Net loss from continuing operations                              (2,869,407)       (2,950,690)       (7,045,496)       (3,420,189)

Results from discontinued operation - Stadt Solutions, LLC               --         1,077,367                --           392,011
                                                               ------------      ------------      ------------      ------------

Net loss                                                       $ (2,869,407)     $ (1,873,323)     $ (7,045,496)     $ (3,028,178)
                                                               ============      ============      ============      ============

  Loss per common share from continuing operations:
       Basic                                                   $      (0.40)     $      (0.47)     $      (0.99)     $      (0.53)
                                                               ============      ============      ============      ============
       Diluted                                                 $      (0.40)     $      (0.47)     $      (0.99)     $      (0.53)
                                                               ============      ============      ============      ============

  Earnings per common share from discontinued operation:
       Basic                                                   $         --      $       0.17      $         --      $       0.06
                                                               ============      ============      ============      ============
       Diluted                                                 $         --      $       0.17      $         --      $       0.06
                                                               ============      ============      ============      ============

  Loss per common share:
       Basic                                                   $      (0.40)     $      (0.30)     $      (0.99)     $      (0.47)
                                                               ============      ============      ============      ============
       Diluted                                                 $      (0.40)     $      (0.30)     $      (0.99)     $      (0.47)
                                                               ============      ============      ============      ============

  Shares used in computing earnings (loss) per share:
       Basic                                                      7,152,702         6,320,234         7,085,593         6,473,732
                                                               ============      ============      ============      ============
       Diluted                                                    7,152,702         6,320,234         7,085,593         6,473,732
                                                               ============      ============      ============      ============


Dividend declared per share of common stock outstanding
of 7,255,017 shares on December 29, 2000 and
7,053,689 shares on January 26, 2000                           $       1.00      $       1.50      $       1.00      $       1.50
                                                               ============      ============      ============      ============


See notes to condensed consolidated financial statements

                                 PMR CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                   NINE MONTHS ENDED JANUARY 31,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
OPERATING ACTIVITIES
Net loss                                                          $ (7,045,496)     $ (3,028,178)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Stock compensation expense                                            72,097                --
  Special charge                                                       483,673         1,030,140
  Depreciation and amortization                                      2,385,468           864,429
  Provision for doubtful accounts                                      552,263         4,839,670
  Loss applicable to minority interest                                      --        (1,921,057)
  Deferred income taxes net of valuation allowance                          --           258,563
  Changes in operating assets and liabilities:
    Accounts and notes receivables                                   4,057,375         8,939,209
    Prepaid expenses and other assets                                 (421,011)         (403,124)
    Accounts payable and accrued expenses                             (655,395)       (1,683,058)
    Accrued compensation and employee benefits                          65,763          (242,339)
    Advances from case management agencies                             519,371           844,466
    Payable to related party                                                --        (2,860,444)
    Contract settlement reserve                                     (1,113,909)         (829,636)
    Deferred rent expense                                              (13,958)           (5,599)
                                                                  ------------      ------------
Net cash (used in) provided by operating activities                 (1,113,759)        5,803,042
                                                                  ------------      ------------

INVESTING ACTIVITIES
  Proceeds from the sale and maturity of short-term investments     13,981,098        13,915,425
  Purchases of short-term investments                               (2,197,530)       (5,075,002)
  Software development costs                                        (1,187,654)               --
  Purchases of furniture and office equipment                         (213,111)         (194,266)
                                                                  ------------      ------------
  Net cash provided by investing activities                         10,382,803         8,646,157
                                                                  ------------      ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                   218,062           542,694
  Payments on note payable to bank                                     (87,408)          (72,704)
  Acquisition of treasury stock                                        (27,500)       (1,786,406)
  Cash dividend paid                                                (7,255,017)      (10,580,534)
                                                                  ------------      ------------
  Net cash used in financing activities                             (7,151,863)      (11,896,950)
                                                                  ------------      ------------

Net increase in cash and cash equivalents                            2,117,181         2,552,249
Cash and cash equivalents at beginning of period                     9,192,254         5,248,846
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $ 11,309,435      $  7,801,095
                                                                  ============      ============


See notes to condensed consolidated financial statements

PMR CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                January 31, 2001

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three and nine months ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Nine Months Ended
                                                           January 31,
                                                  ----------------------------
                                                     2001             2000
                                                  -----------      -----------
Numerator :
Net loss available to common stockholders         $(7,045,496)     $(3,028,178)
                                                  ===========      ===========

Denominator:
Weighted average shares outstanding for basic
  earnings per share                                7,085,593        6,473,732
                                                  -----------      -----------
Effects of dilutive securities:
  Employee stock options and warrants                      --               --
                                                  -----------      -----------
Dilutive potential common shares                           --               --
                                                  -----------      -----------
Shares used in computing diluted loss per
  common share                                      7,085,593        6,473,732
                                                  ===========      ===========

Loss per common share, basic                      $     (0.99)     $     (0.47)
                                                  ===========      ===========
Loss per common share, diluted                    $     (0.99)     $     (0.47)
                                                  ===========      ===========

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

A summary of segment activity is as follows:

                                                     Nine months ended January 31,
                          -----------------------------------------------------------------------------------
                                               Case            Health
                           Outpatient       Management       Information
                            Programs         Programs          Business           Other             Total
                          ------------     ------------      ------------      ------------      ------------
2001
Revenues from
  continuing operations   $  2,774,635     $ 10,770,245      $         --      $         --      $ 13,544,880
Income (loss) from
  continuing operations
  before income taxes        1,279,681           (3,743)       (5,489,075)       (3,761,664)       (7,974,801)

2000
Revenues from
  continuing operations   $ 23,410,785     $ 10,597,684      $         --      $  1,267,825      $ 35,276,294
Income (loss) from
  continuing operations
  before income taxes        4,365,145          826,210                --       (10,988,544)       (5,797,189)

NOTE D - DISCONTINUED OPERATION

        During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2000.

NOTE E - NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

        In December 2000, the Company loaned approximately $400,000 pursuant to promissory notes to certain employees and officers of the Company for the purchase of stock through the exercise of stock options. In addition, the Company loaned approximately $1.3 million additional funds to other employees and officers in January 2000 for the purchase of stock through the exercise of stock options. For purposes of this discussion, the sum of $1.7 million ($400,000 plus $1.3 million) shall be referred to as the "Stock Notes".

        The Company also received, in January 2000, promissory notes in the amount of $451,000 from certain officers for loans related to tax liabilities (the "Tax Notes").

        The Stock Notes are with recourse and the Tax Notes are without recourse. Both the Stock Notes and the Tax Notes are secured by stock under respective pledge agreements. As of January 31, 2001, after repayments from certain employees and officers, $539,000 is owed under the Stock Notes and $451,000 under the Tax Notes. $312,000 of the Stock Notes and all of the Tax Notes bear interest of 6.21% and are due on December 31, 2004. The rest of the Stock Notes are due on December 31, 2005 which bear interest of 5.87% per annum.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company's officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Forward-looking statements in this document include discussions regarding (i) future sources of revenue; (ii) the future financial impact from the expansion of the Company's Health Information business, including associated research and development costs; (iii) the timing of technical feasibility of the InfoScriber software; (iv) the anticipated amount of capital expenditures for the development of the InfoScriber medication management system; (v) forecasted cash flows for fiscal year 2001; (vi) potential indemnification obligations and uncollectable accounts; (vii) the adequacy of contract settlement reserves; and (viii) the sufficiency of the Company's financial resources. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Please carefully review and consider the various disclosures advising interested parties of factors that affect the Company, including those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

        On February 15, 2001, the Company announced its intention to explore strategic alternatives to maximize shareholder value. The Company has retained SunTrust Equitable Securities to assist the Company in evaluating the sale or merger of its health service operations, or the sale, merger, or strategic financing of its wholly-owned subsidiary, InfoScriber(R) Corporation ("InfoScriber"). The Company has also engaged the firm of McGettigan, Wick & Co. to assist in an advisory role. A principal of McGettigan, Wick & Co. serves on the Company's Board of Directors.

        We currently manage, administer or provide consulting services to three outpatient programs (the "Outpatient Programs"). In addition, we have service contracts with two case management agencies (the "Case Management Programs"). We refer to these programs, collectively, in this document as "Health Services Programs".

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

        In addition, in September 1999, we organized InfoScriber(R) Corporation ("InfoScriber"), a wholly-owned subsidiary, which has a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and healthcare providers. We believe that InfoScriber is developing a unique and valuable information asset for healthcare industry participants, namely, a "practice-based", real-time, longitudinal database for researching, analyzing and understanding physician prescribing patterns. This database is driven by a proprietary, web-based medication management system, which captures critical disease-specific information at the point of prescribing. In addition to providing a core data set that we believe is generally unavailable from current sources, the system also incorporates a proprietary ability to capture information related to the underlying rationale for medication decisions. InfoScriber has continued the expansion of its panel of practicing psychiatrists (the "Clinical Pharmacology Network," or "CPN"), which is intended to be nationally representative of the U.S. population of prescribing psychiatrists. We intend to establish additional panels in the future to gather data from other therapeutic areas. We believe that, through the panels of physician users, InfoScriber will be able to capture data that is representative of prescribing patterns, which can be used for general analysis and business decision making. We refer to the business of InfoScriber in this document as the "Health Information" business.


SOURCES OF REVENUE

        InfoScriber. InfoScriber has generated no revenues to date. We intend to enter into commercial agreements with pharmaceutical companies, managed care and other health care organizations, researchers and government agencies relating to the InfoScriber data. In addition, we expect to generate user fees from certain participating providers, including physicians, psychiatric practices and community mental health organizations. Should we be unable to enter into sufficient commercial and participation agreements for our InfoScriber system, it could have a material adverse effect on our business, financial condition and results of operation in the future. See "--Liquidity and Capital Resources."

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

        Outpatient Programs. We continue to manage or administer certain Outpatient Programs under agreements with acute care hospitals. We do not, however, currently intend to devote resources to develop additional Outpatient Programs. We expect that revenues from Outpatient Programs will continue to decrease during the remainder of fiscal year 2001 due to the termination of additional contracts and the restructuring of remaining contracts.

        Revenue under an Outpatient Program is recognized at estimated net realizable amounts when services are rendered based upon contractual arrangements with providers. Under the terms of some of our terminated or expired contracts, as well as one of our current contracts, we are required to indemnify the providers for some or all of our fees if the fees are disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients are denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients are denied. As of January 31, 2001, we had recorded $4.2 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to our provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.


RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 2001 COMPARED TO QUARTER ENDED JANUARY 31, 2000

        Revenue - Revenues from continuing operations decreased from $9.9 million for the quarter ended January 31, 2000 to $4.1 million for the quarter ended January 31, 2001, a decrease of $5.8 million, or (58.8%). The Outpatient Programs recorded revenues of $564,000 for the quarter ended January 31, 2001, a decrease of approximately $5.2 million or (90.2%) as compared to $5.7 million for the quarter ended January 31, 2000. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's Outpatient Programs. The Company terminated contracts related to approximately twenty Outpatient Program locations since January 31, 2000. Revenues from the Company's Case Management Programs decreased from $3.9 million for the quarter ended January 31, 2000 to $3.5 million for the quarter ended January 31, 2001, a decrease of $410,000 or (10.4%). The decrease was primarily due to a decrease in patient enrollment.

        Direct Operating Expenses - Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses from continuing operations were $3.7 million in the third quarter of fiscal year 2001, compared to $8.7 million a year ago, a decrease of 57.0%. As a percentage of revenues, direct operating expenses were 91.1% for the quarter ended January 31, 2001, as compared to 87.3% for the quarter ended January 31, 2000. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in the Outpatient Program business, which historically has had a lower expense ratio than the other business segments, as well as the expansion of the Health Information business.

        Research and Development - The Company incurred, in the third quarter of fiscal year 2001, $379,000 in research and development costs related to the development of Version 2 of its InfoScriber medication management system. Additional research and development costs are anticipated to be incurred by the Company in the future until technical feasibility is attained for Version 2 of the software, which is expected shortly after April 2001.

        Marketing, General and Administrative - Marketing, general and administrative expenses from continuing operations were $2.5 million for the quarter ended January 31, 2001 versus $2.7 million for the quarter ended January 31, 2000. As a percentage of total revenues, marketing, general and administrative expenses were 60.4% for the quarter ended January 31, 2001, as compared to 26.8% for the quarter ended January 31, 2000. The increase in marketing, general and administrative expenses as a percentage of revenues was due primarily to the reduction in revenues from terminating contracts related to approximately twenty Outpatient Program locations between January 31, 2000 and January 31, 2001, as well as costs related to expanding and administering the Health Information business.

        Provision for Doubtful Accounts - Expenses from continuing operations related to the provision for doubtful accounts decreased from $3.4 million for the quarter ended January 31, 2000 to $166,000 for the quarter ended January 31, 2001, a decrease of approximately $3.2 million or (95.1%). The decrease was primarily due to fewer programs in fiscal year 2001 and $3.0 million in additional reserves taken in the quarter ended January 31, 2000 to write down accounts receivables related to terminated or expired contracts. Excluding this $3 million reserve, the provision for doubtful accounts as a percentage of revenues was 4.1% for both quarters ended January 31, 2001 and 2000. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

        Depreciation and Amortization - Depreciation and amortization expenses decreased from $244,000 for the quarter ended January 31, 2000 to $198,000 for the quarter ended January 31, 2001, a decrease of $45,000 or (18.6%). The decrease was due primarily to disposal and write-off of assets as a result of contract terminations or expirations.

        Software Development Amortization - The Company commenced amortization of its capitalized costs for Version 1 of the InfoScriber medication management system on September 1, 2000. The software was commercially released in August 2000. Research and development efforts for Version 2 are underway. The Company anticipates Version 2 will reach technical feasibility and replace Version 1 shortly after April 2001. Accordingly, the Company began amortizing the $2.8 million of capitalized costs in September 2000 and will continue through April 2001. The amortization expense for the quarter ended January 31, 2001 was approximately $1.0 million.

        Special Charge - During the quarter ended January 31, 2001, the Company recorded special charges totaling $273,000. These charges were primarily related to severance costs for marketing and administrative personnel terminated during the period. For the same period in the preceding year, the Company incurred a charge of $347,000 related to contract terminations or expirations.

        Net Interest Income - Interest income, net of interest expense, decreased from $400,000 for the quarter ended January 31, 2000 to $364,000 for the quarter ended January 31, 2001, a decrease of $36,000 or (9.0%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at January 31, 2001 versus January 31, 2000. The reduction in these interest bearing assets was primarily a result of cash dividends, totaling an aggregate of $17.9 million, paid in January 2000 and December 2000, partially offset by cash provided by operations during fiscal year 2000.

        Loss from Continuing Operations Before Income Taxes - The Company recognized a loss from continuing operations before income taxes of $3.8 million during the quarter ended January 31, 2001 versus $5.0 million for the same period in the preceding year, a $1.2 million decrease or (24.0%). The decrease was primarily due to the $3.0 million in additional reserves taken in the third quarter of the prior fiscal year, partially offset by (i) lower margins due to significantly reduced number of Outpatient Program locations, (ii) marketing and administrative expenses related to the Health Information business, and (iii) $1.0 million in amortization expense for the InfoScriber medication management system during the quarter ended January 31, 2001.

        Income Tax Benefit - The Company is anticipating refunds from the Internal Revenue Service and various State tax authorities for the sum of $929,000 associated with the Company's fiscal year ended April 30, 2000 income tax returns. The Company has treated the entire amount of this anticipated refund as an income tax benefit during the third quarter of the current fiscal year because the Company had previously recognized a valuation allowance against all of its deferred tax assets in fiscal year 2000. The valuation allowance was originally established because realization of the deferred tax assets was uncertain in light of the changes in the Company's core business and associated business risks, including an unproven history of earnings in the new business segment.

        Discontinued Operation - During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions"), a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the quarter ended January 31, 2000. The net gain from discontinued operation was $1.1 million for the quarter ended January 31, 2000.


RESULTS OF OPERATIONS - NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2000

        Revenue - Revenues from continuing operations decreased from $35.3 million for the nine months ended January 31, 2000 to $13.5 million for the nine months ended January 31, 2001, a decrease of $21.7 million or (61.6%). The Outpatient Programs recorded revenues of $2.8 million for the nine months ended January 31, 2001, a decrease of $20.6 million or (88.1%) as compared to $23.4 million for the nine months ended January 31, 2000. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's Outpatient Programs. Revenues from the Company's Case Management

Programs remained relatively flat at $10.8 million for the nine months ended January 31, 2001 versus $10.6 million for the same period a year ago.

        Direct Operating Expenses - Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses from continuing operations were $12.0 million in the first nine months of fiscal year 2001, compared to $28.2 million a year ago, a decrease of 57.4%. As a percentage of revenues, direct operating expenses were 88.8% for the nine months ended January 31, 2001, as compared to 80.0% for the nine months ended January 31, 2000. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in the Outpatient Program business, which historically has had a lower expense ratio than the other business segments, as well as the expansion of the Health Information business.

        Research and Development - The Company incurred, in the first nine months of fiscal year 2001, $663,000 in research and development costs related to the development of Version 2 of its InfoScriber medication management system. Additional research and development costs are anticipated to be incurred by the Company in the future until technical feasibility is attained for Version 2 of the software, which is expected shortly after April 2001.

        Marketing, General and Administrative - Marketing, general and administrative expenses from continuing operations were $6.5 million for the nine months ended January 31, 2001 versus $7.4 million for the nine months ended January 31, 2000. As a percentage of total revenues, marketing, general and administrative expenses were 47.7% for the nine months ended January 31, 2001, as compared to 20.9% for the nine months ended January 31, 2000. The increase in marketing, general and administrative expenses as a percentage of revenues was due primarily to the reduction in revenues from terminating contracts related to approximately twenty Outpatient Program locations between January 31, 2000 and January 31, 2001, as well as costs related to expanding and administering the Health Information business.

        Provision for Doubtful Accounts - Expenses from continuing operations related to the provision for doubtful accounts decreased from $4.8 million for the nine months ended January 31, 2000 to $552,000 for the nine months ended January 31, 2001, a decrease of approximately $4.3 million or (88.6%). The decrease was primarily due to fewer programs in fiscal year 2001 and $3.0 million in additional reserves taken in the quarter ended January 31, 2000 to write down the accounts receivables related to terminated or expired contracts. Excluding this $3 million reserve, the provision for doubtful accounts as a percentage of revenues was 4.1% for the nine months ended January 31, 2001, as compared to 5.2% for the nine months ended January 31, 2000. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

        Depreciation and Amortization - Depreciation and amortization expenses decreased from $767,000 for the nine months ended January 31, 2000 to $661,000 for the nine months ended January 31, 2001, a decrease of $106,000 or (13.9%). The decrease was due primarily to disposal and write-off of assets as a result of contract terminations or expirations.

        Software Development Amortization - The Company commenced amortization of its capitalized costs for Version 1 of the InfoScriber medication management system on September 1, 2000. The software was commercially released in August 2000. Research and development efforts for Version 2 are underway. The Company anticipates Version 2 will reach technical feasibility and replace Version 1 shortly after April 2001. Accordingly, the Company began amortizing the $2.8 million of capitalized costs in September 2000 and will continue through April 2001. The amortization expense for the nine months ended January 31, 2001 was $1.7 million.

        Special Charge - Special charges related to contract terminations or expirations and restructuring costs decreased from $1.0 million in the nine months ended January 31, 2000 to $484,000 during the same period in fiscal year 2001, a decrease of $546,000 or (53.0%). The decrease in special charges resulted primarily from the reduced number of contract terminations or expirations between the first nine months of fiscal years 2000 and 2001.

        Net Interest Income - Interest income, net of interest expense, decreased from $1.1 million for the nine months ended January 31, 2000 to $1.0 million for the nine months ended January 31, 2001, a decrease of approximately $108,000 or (9.4%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at January 31, 2001 versus January 31, 2000. The reduction in these interest bearing assets was primarily a result of cash dividends, totaling an aggregate of $17.9 million, paid in January 2000 and December 2000 partially offset by cash provided by operations during fiscal year 2000.

        Loss from Continuing Operations Before Income Taxes - The Company recognized a loss from continuing operations before income taxes of $8.0 million during the nine months ended January 31, 2001 versus a loss of $5.8 million for the same period in the preceding year, a $2.2 million increase. The increase in loss was primarily due to the closure of approximately twenty Outpatient Program site locations since January 31, 2000, marketing and administrative expenses related to the Health Information business, and $1.7 million in amortization expense for the InfoScriber medication management system.

        Discontinued Operation - During the fiscal year ended April 30, 2000, the Company sold substantially all of its interest in Stadt Solutions, a company formed in 1998 with Stadt Holdings. Net results of operation for the discontinued operation have been reported as a separate component of the Condensed Consolidated Statement of Operations for the nine months ended January 31, 2000. The net gain from discontinued operations was $392,000 for the nine months ended January 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended January 31, 2001, net cash used in operating activities was $1.1 million versus $5.8 million in cash provided by operating activities during the same period in the prior year. Cash provided by operating activities in the first nine months of the prior fiscal year included receipt of a tax refund of $2.2 million from the IRS and $3.3 million in proceeds from the sale of substantially all of the Company's interest in Stadt Solutions. The net cash used in operating activities for the nine months ended January 31, 2001 included payments that were previously reserved of approximately $1.3 million related to certain terminated Outpatient Programs. Excluding these items, net cash provided by operating activities slightly decreased from $300,000 for the nine months ended January 31, 2000 to $200,000 for the nine months ended January 31, 2001.

        Working capital as of January 31, 2001 was approximately $17.0 million, a decrease of $13.0 million, as compared to working capital at April 30, 2000. Cash, cash equivalents and short-term investments totaled $18.3 million as of January 31, 2001, a decrease of $9.5 million as compared to April 30, 2000. The decrease in working capital, cash and cash equivalents, and short-term investments was primarily due to the $7.3 million cash dividend paid in December 2000, previously reserved payments of approximately $1.3 million related to certain terminated Outpatient Programs, and the continued investment in the Health Information business. Excluding the dividend payment, the decrease in cash, cash equivalents and short-term investments from April 30, 2000 to December 31, 2001 was $2.2 million for the first nine months of fiscal year 2001.

        Working capital is anticipated to be utilized during fiscal year 2001 to continue the development of InfoScriber and, as a result, the Company has forecasted a net cash outflow exceeding $1.7 million for the remainder of the current fiscal year. Actual cash usage may fluctuate and vary from this projection depending upon the success of InfoScriber or further changes in the Company's Outpatient Programs and Case Management Programs.

        As of January 31, 2001, the Company had capitalized $2.8 million of development costs related to Version 1 of the InfoScriber medication management system, including $1.2 million capitalized during the nine months ended January 31, 2001. The Company currently anticipates additional software development expenditures in fiscal year 2001 in excess of $200,000, including costs associated with the development of Version 2. Amortization of the capitalized software costs commenced on September 1, 2000.

        Currently, the Company is evaluating strategic alternatives, including the sale or merger of its health service operations, or the sale, merger or strategic financing of InfoScriber. The Company may use working capital and, if necessary, incur indebtedness in connection with such transactions, if any, or other possible selective acquisitions.

        Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes, including issuance under PMR's stock compensation plans. During the nine months ended January 31, 2001, the Company repurchased 10,000 shares of its common stock at an average price of $2.75 per share, or $27,500 in open market transactions. All shares repurchased are held in treasury.

        Working capital may also be used, from time to time, to pay dividends to the Company's shareholders. After evaluating its cash needs, the Company paid a special dividend of $1.00 per share on December 29, 2000 on 7,255,017 shares of record as of December 21, 2000.

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

        From time to time, we recognize charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During the first nine months of fiscal year 2001, a portion of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of January 31, 2001, we had recorded $4.2 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal year 2001. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

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

        The Company's Health Information business is anticipated to require continued investments of cash throughout fiscal year 2001 and into fiscal year 2002 during its development. Although, the Company is evaluating strategic alternatives, there can be no assurance that the

Company will be able to effect a sale, merger, or other transaction related to this business segment.

        Management believes that the Company has the financial resources needed to meet its business requirements throughout fiscal year 2001, including capital expenditures for the development of InfoScriber and working capital requirements. The Company will continue to evaluate the allocation of its financial resources including, but not limited to, the sale, merger, or strategic financing of its InfoScriber subsidiary, sale or merger of its health service operations, dividend distributions, and funding of on-going working capital requirements. The Company may also, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance other selective acquisitions of assets or businesses or for general corporate purposes. The Company's ability to effect any such issuance will be dependent on its results of operations, its financial condition, current market conditions and other factors beyond its control.


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

INTEREST RATE SENSITIVITY

        The Company's financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $215,000 outstanding under this note at January 31, 2001.

        At January 31, 2001, the fair market value of the investment in debt securities was approximately $7.0 million, which includes an unrealized gain of approximately $44,000. These securities bear interest rates ranging from 5.27% to 7.55% and are generally short-term and readily marketable.

        We do not and have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk, and we believe the increase in the fair value of our investments in debt securities due to interest rate sensitivity is temporary in nature. This determination was based on the marketability of the instruments, our ability to retain our investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, we do not believe that potential, near-term gains or losses in future earnings, fair values, or cash flows from changes in interest rates are likely to be material.

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

        None

Item 3 - Defaults upon Senior Securities

        None

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        As of January 31, 2001, of the 7,255,017 shares of the Company's common stock outstanding, 1,325,421 were held by institutional shareholders and 1,901,311 were held by officers and directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)     Reports on Form 8-K

        On December 20, 2000, the Company filed a Form 8-K announcing the declaration of a special dividend of $1.00 per share, payable on December 29, 2000 to its shareholders of record as of December 21, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2001
                                 PMR CORPORATION


                                 BY: /s/ Jean Dunn
                                    --------------------------------------------
                                     L. JEAN DUNN
                                     Chief Financial Officer
                                     (Duly  Authorized   Officer  and
                                     Principal Financial Officer)


                                 BY: /s/  Reggie Roman
                                    --------------------------------------------
                                     REGGIE ROMAN
                                     Vice President Finance & Strategic Planning
                                     (Principal Accounting Officer)