Form 10-K
period 2001-04-30
PMR CORP
filed 2001-07-25
CIK 829608

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 0-20488

PMR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	23-2491707 (I.R.S. Employer Identification No.)
501 Washington Street, 5th Floor San Diego, California (Address of principal executive offices)	92103 (Zip Code)

(619) 610-4001
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. / /

    As of June 30, 2001, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $5,894,852, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $1.35 per share. See footnote (1) below.

    The number of shares of Common Stock outstanding as of June 30, 2001 was 7,255,017.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the PMR Corporation Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which the Registrant intends to file within 120 days of April 30, 2001, are incorporated by reference in Part III of this form.

(1)
The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

PMR CORPORATION
FORM 10-K for the Fiscal Year Ended April 30, 2001

TABLE OF CONTENTS

		Page No.
PART I
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
PART III

Information called for by Part III has been omitted as the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.
PART IV
ITEM 14.	Exhibits, Financial Statements Schedules and Reports on Form 8-K	26
Signatures		29

PART I

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the description of our business below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements."

Item 1.  Business

General

    Over the past thirteen years PMR Corporation and its subsidiaries ("PMR," the "Company" or "we") has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). We currently manage, administer or provide consulting services for outpatient and community-based psychiatric services for SMI patients, consisting of two outpatient programs (the "Outpatient Programs") and two case management programs (the "Case Management Programs"). We refer to these programs in this document as "Health Services Programs".

    During the fiscal year ended April 30, 2001, we continued to focus on maximizing cash flow in the Health Services Programs and on reducing the number of Outpatient Programs managed by us, hence minimizing our exposure to the changing regulatory environment. The Outpatient Programs are heavily dependent on reimbursement by Medicare and Medicaid. The reduction in these services was the result of a management decision predicated on regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment.

    In addition, in September 1999, we organized InfoScriber® Corporation ("InfoScriber"), a wholly-owned subsidiary, with the intent to provide strategic health information for pharmaceutical companies, medical device companies, managed care organizations, and health care providers. During the fiscal year 2001, we continued to develop our InfoScriber business segment. Although we have physicians utilizing the InfoScriber system, InfoScriber has generated no revenues and has incurred material negative cash flows during fiscal year 2001.

    On February 15, 2001, we announced our intention to explore strategic alternatives to maximize shareholder value. We initially retained SunTrust Equitable Securities, and have now retained Raymond James and Associates, Inc. to assist us in evaluating the sale or merger of our health service operations, or the sale, merger, or strategic financing of InfoScriber. We also engaged the firm of McGettigan, Wick & Co. to assist in an advisory role. A principal of McGettigan, Wick & Co. serves on our Board of Directors. To date, we have been unable to identify a strategic alternative for InfoScriber that would maximize shareholder value. We, therefore, intend to materially reduce or eliminate the negative cash flow from InfoScriber by terminating its operations as soon as possible. See "InfoScriber".

    PMR was incorporated in the State of Delaware in 1988. The operations of PMR include the operations of its wholly-owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation and InfoScriber. The principal executive offices of the Company are located at 501 Washington Street, 5th Floor, San Diego, California 92103. The Company's telephone number is (619) 610-4001.

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

    As a result of regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment, we undertook to review this aspect of our business. Following that review and through fiscal year 2001, contracts to furnish Outpatient Program Management Services to numerous Outpatient Programs, which we determined to be unprofitable or could not be successfully restructured, were terminated or expired without renewal.

    As of June 30, 2001, we manage or provide consulting services to two Outpatient Programs. These services are provided under a contract, which has a remaining term of three years, with an acute care hospital. This contract governs the method by which we provide consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which we will be compensated. At each program location, we provide a program administrator, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program.

    This contract provides for payment of fees by the hospital based on the services that we provide, but may be renegotiated to a fixed fee. The hospital maintains responsibility for substantially all direct program costs under the contract.

    Historically, the costs incurred by the providers (hospitals or CMHCs) for our Outpatient Program Management Services have been recovered by the provider through reimbursement by third party payors, typically Medicare and Medicaid. In that regard, the providers submitted invoices to the third party payors or requests for reimbursement in accordance with the regulations applicable to the governmental programs. The changing regulatory environment in recent years has resulted in the denial by Medicare or its fiscal intermediaries of claims for patient services rendered by the provider with respect to our services and/or disallowance of reimbursement to the providers for portions of our fees. Under the terms of some of our terminated or expired contracts, as well as our current contract, we are required to indemnify the providers for some or all of our fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients were denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients were denied. For further information regarding this matter, see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

    The Outpatient Programs contributed revenues of $3.3 million for the fiscal year ended April 30, 2001, a decrease of $23.6 million, or 87.8%, as compared to fiscal year 2000. None of the Outpatient Programs that we administered during fiscal years 2001 and 2000 contributed more than 10% of our consolidated revenues from continuing operations for the respective years.

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

    Our case management programs are located in and around Nashville and Memphis, Tennessee. In Tennessee, mental health care services for the Medicaid and qualified indigent population are provided under the Tennessee TennCare Partners State Medicaid Managed Care Program ("TennCare"). TennCare contracts with two behavioral health organizations ("BHO's") that are subsidiaries of Magellan Health Services, Inc. and who are at risk for the required services throughout the State of Tennessee. The BHO's in turn contract with various providers, including a wholly-owned subsidiary of the Company, for the provision of services to TennCare enrollees. The contracts between TennCare and the BHO's expire on or about June 30, 2002 and it is unknown whether the contracts will be extended for an additional year or whether and how TennCare might initiate a bidding process for contracts after June 30, 2002, all of which creates uncertainty as to the future of the current arrangement. In general, we fulfill our contractual obligations to the BHO's pursuant to exclusive agreements with two case management agencies.

    The Nashville Case Management Program is administered pursuant to a management and affiliation agreement with the contracting case management agency. We are responsible for developing and implementing detailed operating protocols relating to training procedures, management information systems, utilization review, coordination of quality assurance, contract development and other management and administrative services, and the provision of mental health services. Pursuant to the terms of the management and affiliation agreement, we manage and operate the delivery of case management and other covered psychiatric services. The case management agency is, however, responsible for staff personnel and program facilities, and retains final discretionary authority to approve the related policy manual, staffing issues and overall program operations. The term of the Nashville management and affiliation agreement expires on April 30, 2002, and may only be terminated upon the occurrence of events such as (i) a loss of accreditation or other required licensing or regulatory qualifications, (ii) material breach by either party, (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program and (iv) failure to achieve certain performance targets after designated notice and cure periods. Through the Nashville Case Management Program, we currently provide case management services in and around Nashville to approximately 4,000 individuals residing primarily in the Nashville area. We anticipate attempting to extend or renegotiate this agreement prior to its expiration.

    The Memphis Case Management Program is administered pursuant to a provider services agreement expiring on May 31, 2002 under which we provide billing, contract development, quality assurance and liaison services and allow the agency to utilize our protocols. We do not anticipate renewing or renegotiating this agreement.

    Case management contracts in Tennessee accounted for 82% and 34% of our consolidated revenues from continuing operations for fiscal year 2001 and fiscal year 2000, respectively.

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

InfoScriber

    The business objective of InfoScriber was to provide critical and strategic, disease-specific information to pharmaceutical companies, health services providers, managed care organizations and other health care organizations.

    Currently, we have agreements with approximately 500 physicians, psychiatric practices, and community mental health organizations to exclusively use the InfoScriber system for automating prescribing and improving their medication management systems. Approximately 200 physicians are presently utilizing the InfoScriber system.

    We, however, have not entered into any material contracts for the sale of data. As a result, InfoScriber has generated material negative cash flows during fiscal year 2001. Since February 2001, we have explored numerous strategic alternatives for InfoScriber, which involved the evaluation of and negotiations for the sale, merger, or strategic financing of InfoScriber, but have been unsuccessful. In order to materially reduce and/or eliminate the negative cash flow from InfoScriber, we intend to terminate its operations as soon as possible. We are in the process of evaluating the necessary steps to best accomplish this task. The Company will account for the disposition of InfoScriber as a discontinued operation in 2002, when the disposition plan is completed. However, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company has recorded in the fourth quarter of fiscal year 2001 a charge for impaired assets amounting to approximately $464,000.

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

    Some adverse coverage determinations are made at the time the claim is presented. In such cases, Medicare does not pay for the services it deems not to be covered. In other instances, Medicare conducts coverage audits after claims have been paid. Often such audits are based on a sample of claims from a period, and the results of the sample are extrapolated to the universe of claims submitted for the entire period. In such instances, Medicare may demand repayment from the provider of several hundreds of thousands of dollars or more. Because the Office of the Inspector General of the Department of Health and Human Services ("OIG") as well as the Health Care Financing Administration of the Department of Health and Human Services have both identified partial hospitalization services as having often been billed to and paid by Medicare even though the services did not meet Medicare's coverage criteria, we expect the frequency and intensity of coverage reviews and audits of partial hospitalization services to continue or even to increase in the future.

    Coverage denials can have a direct adverse impact on us since our current as well as some of our terminated contracts obligate us to refund to the provider fees paid to us, and in some instances certain of the hospital's direct costs, with respect to services for which coverage is denied. See "Item 7. Management's Discussion and Analysis of Financial Condition—Liquidity and Capital Resources."

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

  Medicare Payment Rates for Covered Services

    On or about August 1, 2000, under a new Medicare payment formula called the outpatient prospective payment system, Medicare began paying a pre-established rate to providers for outpatient services. Under the new formula, Medicare pays $202.14 per day (adjusted up or down for differences in wages from area to area) of partial hospitalization service, assuming that the services meet Medicare's coverage criteria (see "—Medicare Coverage"). Medicare pays this amount regardless of whether it is more or less than a hospital's actual costs, although there is a three-year transition period during which hospitals whose aggregate costs for Medicare outpatients exceed the Medicare rates will receive some additional Medicare payments, but not up to the level of full costs. The Medicare rates for outpatient services should be updated annually, but in the past when Medicare has adjusted other rates similar to its new rates for hospital outpatient services, the updates have often been increases in amounts that were less than the increase in the "hospital market basket," i.e., the increase in costs of items and services purchased by hospitals. In some instances, Medicare has reduced rates in the updating process.

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

    Most of the patients receiving services in partial hospitalization programs managed by us are unable to pay the coinsurance amount. If such patients are also covered by Medicaid, the Medicaid program usually will not pay the Medicare coinsurance amount in states where we furnish Outpatient Program Management Services such as where our two existing programs are located. Thus, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare "bad debt" as described in the following paragraph.

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

  Medicare Criteria for "Provider-Based" Sites

    In order for Medicare to cover partial hospitalization services, the services must be furnished by a hospital or a CMHC. In many instances, we have managed Outpatient Programs for a hospital or CMHC where the program has been conducted away from the main campus of the provider. Such services have been covered by Medicare as the provider's services on the basis that the site where the services were furnished was a "provider-based" site. In 1996, Medicare published a policy that defined more narrowly than prior practice what was a "provider-based" site. In April 2000, Medicare published a final regulation that further defined what is a "provider-based" site. As a result of the Benefits Improvement and Protection Act of 2000, facilities treated as provider-based as of October 1, 2000 shall continue to be treated as provider-based until October 1, 2002, the effective date of the April 2000 final regulation. In addition, the April 2000 final regulation specifies instances when there may be retrospective recoveries of amounts previously paid by Medicare if a determination is made that a site was not "provider-based."

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

    There also is a risk that Medicare will determine that sites where we furnished Outpatient Program Management Services in the past were not provider-based. Such a determination would not necessarily trigger a demand for repayment from the provider since there is a "good faith" exception to demanding recoupment of amounts paid if the site: (i) was held out to the public as part of the provider; (ii) was part of the provider's licensed premises (if licensure was required); (iii) the provider billed Medicare a facility charge; and (iv) the physicians practicing at the site properly indicated the site of service on their bills to Medicare for professional services. We believe, but cannot assure, that the sites we managed met the good faith exception for retrospective recoveries. If a site managed by us in the past were found not to have been provider-based and the "good faith" exception not met, Medicare would demand repayment in full for the amounts it had paid for partial hospitalization services for all periods, which are subject to reopening at the time of the determination (generally the 5 preceding years, but it could be more in individual circumstances). If such demands were made upon providers that had contracted with us, it is possible that the providers would seek indemnity or damages from us. In some instances, it is possible that a court would interpret our contract with a provider as requiring us to indemnify the provider asserting such a claim.

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

  Privacy and Confidentiality Legislation

    Most of our activities require us to receive or use confidential medical information about individual patients. In addition, we have used aggregated unidentified patient data for research and analysis purposes and with respect to our InfoScriber business. Federal and some state legislation restrict the use and disclosure of confidential medical information and the fact of treatment. There are specific requirements permitting disclosure, but inadequate or incorrect disclosure, even if inadvertent or negligent, can trigger substantial criminal and other penalties. To date, no such legislation has been enacted that adversely impacts our ability to provide our services.

    HIPAA requires the Department of Health and Human Services ("HHS") to promulgate standards for health information privacy and security, as well as develop standards for electronic health transactions. These HIPAA rules, referred to collectively as Administrative Simplification, apply only to those entities defined as covered entities (health plans, "clearinghouses," and those providers who transmit any health information in electronic form in connection with a standard transaction). HHS has published final regulations to protect the privacy of individually identifiable health information, setting forth the rights of individuals who are the subject of protected health information, and establishing the permitted uses and disclosures of personally identifiable health information. The effective date of the privacy regulations for compliance purposes is April 14, 2003. HHS has also published standards for electronic transactions which are effective for compliance purposes on October 16, 2002. Additionally, HHS has issued a Notice of Proposed Rulemaking titled "Security and Electronic Signature Standards" to protect the security of health information when it is electronically maintained or transmitted. It is unknown at this time when these security regulations will be finalized.

    In connection with case management services we may electronically conduct activities, such as transmitting health care claims or equivalent encounter data, that may be classified as standard transactions under HIPAA. Therefore, we may need to convert our systems to adapt to the required HIPAA format to accommodate any covered entity clients who are directly subject to HIPAA rules and regulations. Under HIPAA, covered entities are obligated to enter into contractual agreements with any other entity to whom they disclose protected health information and obligate such entities to protect the privacy and security of health information. Accessing the protected health information of our covered entity clients may make us the business associates of covered entities, or it is feasible that in certain circumstances we may be considered covered entities ourselves. In either case, these HIPAA agreements may obligate us to install certain technical security protections and to establish new policies and procedures to insure the confidentiality and integrity of health information.

    The HHS Office of Civil Rights is the enforcement agency for HIPAA Administrative Simplification and may assess civil penalties which range from $100 to $25,000 per year for each violation of an identical requirement or prohibition of the standards, to civil and criminal penalties of up to $250,000 and 10 years of prision for wrongful disclosure of health information for commerical advantage, personal gain, or malicious harm. Additionally, there are various state laws governing the protection of medical information, including certain statutes which may provide enhanced protections for sensitive health information, such as mental health records. HIPAA's civil and criminal sanctions apply only to covered entities. To the extent that we are not considered a covered entity ourselves, our HIPAA liability under Administrative Simplification would be limited to any contractual agreements we make.

    The costs of conforming our systems to provide the privacy, security, and transaction standard conformance required by HIPAA Administrative Simplification and our covered entity customers may require substantial cost investment in our software, computers, policies and procedures, employee training, and other goods and services.

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

Employees

    As of July 20, 2001, we employed approximately 47 employees, of whom 38 are full-time employees. Approximately 21 employees staff the clinical programs and approximately 26 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, human resources and legal areas. None of our employees is subject to a collective bargaining agreement and we believe that our employee relations are good.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2001.

  Executive Officers of the Company

    In reliance on General Instruction G(3) to Form 10-K, information on executive officers of the Registrant is included in this Part I. The executive officers of the Company are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors, or until their successors are duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office. Our executive officers and their ages and positions at June 30, 2001, are as follows:

Name	Age	Position
Allen Tepper	53	Chairman of the Board
Mark P. Clein	42	Chief Executive Officer
Fred D. Furman	53	President and General Counsel
Susan D. Erskine	49	Executive Vice President-Development, Secretary and Director
L. Jean Dunn	45	Chief Financial Officer

    Allen Tepper co-founded the Company in 1988, has served as Chairman of the Board since October 1989, and served as Chief Executive Officer of the Company from October 1989 to May 1999, and President from October 1989 to April 1997. Mr. Tepper also serves as Chairman of the Board of Paidos Health Management Services, Inc., a privately-held neo-natal managed care company. Mr. Tepper co-founded Consolidated Medical Corp., which was engaged in outpatient clinic management for acute care providers in the Philadelphia area. The company was subsequently sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

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

    Fred D. Furman has served as President and General Counsel of the Company since April 1997. Previously, he held the position of Executive Vice President—Administration and General Counsel from March 1995 to April 1997. Prior to joining the Company, Mr. Furman was a partner at Kleinbard, Bell and Brecker, a Philadelphia law firm from 1980 to March 1995. Mr. Furman is a member of the American Health Lawyers Association. He holds a Juris Doctor degree and a Bachelors degree from Temple University.

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

    L. Jean Dunn has served as Chief Financial Officer of the Company since October 2000. Prior to joining the Company, Mr. Dunn was self-employed as a Corporate Consultant. From March 1999 through September 1999, Mr. Dunn was the Chief Financial Officer of Elemantal Software, Inc.; and from March 1996 through March 1999, he was the Chief Financial Officer of Eco Soil Systems, Inc. From May 1992 through March 1996, Mr. Dunn was self-employed as a Corporate Consultant. He has held positions at Mitsubishi Bank, Vice President from January 1989 through May 1992, and Banque Paribas, Vice President from March 1982 through January 1988. Mr. Dunn holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of California, San Diego.

PART II

Item 5. Market Price of and Dividends on the Company's Common Equity and Related Stockholder Matters

    The Company's common stock (NASDAQ symbol "PMRP") is traded publicly through the NASDAQ National Market System. The following table represents quarterly information on the price range of the Company's common stock. This information indicates the high and low closing prices reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions:

	High	Low
Quarters for the fiscal year ended April 30, 2001
First Quarter	$4.00	$2.56
Second Quarter	$2.84	$2.00
Third Quarter	$3.00	$1.13
Fourth Quarter	$1.97	$1.31
Quarters for the fiscal year ended April 30, 2000
First Quarter	$4.50	$3.03
Second Quarter	$3.19	$1.75
Third Quarter	$5.75	$1.94
Fourth Quarter	$5.69	$3.50

    As of June 26, 2001, there were 101 holders of record of the Company's common stock.

    In the third quarter of fiscal year 2001, our Board of Directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of dividend was approximately $7.3 million.

    The Board of Directors may consider from time to time the payment of dividends on its outstanding common stock. The payment of such dividends will be dependent on our earnings, financial conditions, cash flows, capital and working capital requirements, business opportunities and prospects and other factors deemed relevant by the Board of Directors.

  Item 6.  Selected Financial Data

    The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the accompanying notes included elsewhere herein.

	Years Ended April 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Income Statement Information
Revenues from continuing operations(1)	$17,682	$42,510	$55,823	$67,524	$56,637
Net (loss) income from continuing operations(2)(3)(4)	(10,770)	(11,667)	(46)	1,788	3,107
Net income (loss) from discontinued operations, net of gain on sale(1)	—	664	(401)	—	—
Net (loss) income(5)	(10,770)	(11,003)	(447)	1,788	3,107
Net (loss) income per share from continuing operations
Basic	(1.52)	(1.77)	(0.01)	0.30	0.66
Diluted	(1.52)	(1.77)	(0.01)	0.27	0.55
Net (loss) income per share
Basic	(1.52)	(1.67)	(0.06)	0.30	0.66
Diluted	(1.52)	(1.67)	(0.06)	0.27	0.55
Weighted Shares Outstanding
Basic	7,098	6,606	6,924	6,053	4,727
Diluted	7,098	6,606	6,924	6,695	5,646
Pro Forma Information
Pro forma net income and earnings per share as if cumulative change had occurred for all periods presented:
Pro forma net (loss) income available to common stock shareholders	(10,770)	(11,003)	146	1,422	2,869
Pro forma (loss) earnings per share:
Basic	(1.52)	(1.67)	0.02	0.24	0.61
Diluted	(1.52)	(1.67)	0.02	0.21	0.51

	As of April 30,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Information
Working capital(6)	$15,430	$29,926	$52,233	$52,150	$17,036
Total assets	21,359	40,736	67,052	70,449	32,450
Long-term debt	81	196	294	392	—
Total liabilities	7,892	9,734	14,401	16,573	16,202
Stockholders' equity(6)(7)	13,467	31,002	52,651	53,876	16,248

	Quarters For The Years Ended,
	April 30, 2001				April 30, 2000
	Unaudited				Unaudited
	4/30/01	1/31/01	10/31/00	7/31/00	4/30/00	1/31/00	10/31/99	7/31/99
	(in thousands, except per share amounts)
Revenues(1)	$4,137	$4,100	$4,263	$5,182	$7,234	$9,946	$12,506	$12,824
Net (loss) income from continuing operations	(3,725)	(2,869)	(2,523)	(1,653)	(8,247)	(2,951)	243	(712)
Net (loss) income from discontinued operations, net of gain on sale(1)(5)	—	—	—	—	272	1,077	(406)	(279)
Net loss(5)	(3,725)	(2,869)	(2,523)	(1,653)	(7,975)	(1,873)	(164)	(991)
Net loss per share:
Basic	(0.51)	(0.40)	(0.36)	(0.24)	(1.14)	(0.30)	(0.03)	(0.15)
Diluted	(0.51)	(0.40)	(0.36)	(0.24)	(1.14)	(0.30)	(0.03)	(0.15)

(1)
During fiscal year 2000, the Company sold substantially all of its interest in Stadt Solutions LLC ("Stadt Solutions", a majority owned subsidiary partially owned by Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.).
For fiscal years 2000 and 1999, the Company's revenues related to this discontinued business segment, which commenced in July 1998, were approximately $27 million and $30 million, respectively. Activity related to Stadt Solutions is presented in the Company's financial statements as a discontinued operation.
(2)
In fiscal year 1999, the Company wrote-off costs after income taxes of approximately $951,000 relating to a terminated acquisition.
(3)
In fiscal years 2001, 2000, 1999, and 1998, the Company had a special charge (credit) of approximately $1.2 million, $1.4 million, ($262,000), and $2.0 million, respectively.
(4)
In fiscal years 2001 and 2000, the Company incurred non-cash stock compensation expense of approximately $95,000 and $203,000, respectively.
(5)
In the fourth quarter of fiscal year 2000, the Company established a tax asset valuation allowance of $5.9 million and reversed a current year net tax benefit of approximately $1.5 million to reserve fully for its deferred tax assets in conformity with SFAS No. 109, Accounting for Income Taxes. The reserve resulted in a total non-cash income tax expense of $7.4 million for the quarter and fiscal year ended April 30, 2000. In the third quarter of fiscal year 2001, the Company recognized an income tax benefit of approximately $929,000 resulting from federal and various state tax refunds for the fiscal year ended April 30, 2000.
(6)
In the third quarter of fiscal year 2001, the Company's Board of Directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of the dividend was approximately $7.3 million. In the third quarter of fiscal year 2000, the Company's Board of Directors declared a special cash dividend of $1.50 per share of common stock payable on January 31, 2000 to stockholders of record on January 26, 2000. The total amount of the dividend was approximately $10.6 million.
(7)
The Company's Stockholders' Equity includes notes receivable from employees and officers of approximately $539,000 at April 30, 2001 and $332,000 at April 30, 2000. Also included are unrealized gains (losses) on investments of approximately $50,000 at April 30, 2001 and ($154,000) at April 30, 2000 and treasury shares of approximately $27,500 at April 30, 2001.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the more detailed information and consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "—Liquidity and Capital Resources", as well as those discussed elsewhere in this document.

Overview

    During the fiscal year ended April 30, 2001, we continued to focus on maximizing cash flow in the Health Services Programs and on reducing the number of Outpatient Programs managed by us, hence minimizing our exposure to the changing regulatory environment. The Outpatient Programs are heavily dependent on reimbursement by Medicare and Medicaid. The reduction in these services was the result of a management decision predicated on regulatory changes that (i) increased obstacles to the marketability of our services and (ii) increased costs of compliance with the regulatory environment.

    On February 15, 2001, we announced our intention to explore strategic alternatives to maximize shareholder value. We initially retained SunTrust Equitable Securities, and have now retained Raymond James and Associates, Inc. to assist us in evaluating the sale or merger of our health service operations, or the sale, merger, or strategic financing of InfoScriber. We also engaged the firm of McGettigan, Wick & Co. to assist in an advisory role. A principal of McGettigan, Wick & Co. serves on the Company's Board of Directors.

    In addition, the Company continued to develop its InfoScriber business segment. Currently, we have agreements with approximately 500 physicians, psychiatric practices, and community mental health organizations to exclusively use the InfoScriber system for automating prescribing and improving their medication management systems. Approximately 200 physicians are presently utilizing the InfoScriber system. We, however, have not entered into any material contracts for the sale of data. As a result, InfoScriber has generated material negative cash flows during fiscal year 2001. We intend to materially reduce or eliminate the negative cash flow from InfoScriber by terminating its operations as soon as possible. We are in the process of evaluating the necessary steps to best accomplish this task. The Company will account for the disposition of InfoScriber as a discontinued operation in 2002, when the disposition plan is completed. However, in accordance with SFAS No. 121, the Company has recorded in the fourth quarter of fiscal year 2001 a charge for impaired assets amounting to approximately $464,000.

    At April 30, 2001, the Company's cash and short-term investments totaled $17.8 million, as compared to $27.8 million at April 30, 2000. The decrease in cash and short-term investments resulted primarily from $6.1 million cash used related to InfoScriber, a cash dividend of $7.3 million, $0.4 million for furniture and equipment, partially offset by cash generated from operations of $3.8 million. In the third quarter of fiscal year 2001, the Board of Directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of the dividend was approximately $7.3 million.

Sources of revenue

  InfoScriber.

    Although the InfoScriber system is presently being utilized by approximately 200 physicians, InfoScriber has generated no revenues to date. We have not entered into any material contract for the sale of data generated by the InfoScriber system and we intend to terminate these operations as soon as possible.

  Outpatient Programs.

    We continue to manage or administer two Outpatient Programs with one acute care hospital. Although we are exploring strategic alternatives, including the sale or merger of our health services operations, we do not otherwise intend to continue to devote resources to develop additional Outpatient Programs. We expect that revenues from Outpatient Programs will decrease in fiscal year 2002 due to the likely restructuring of the existing contract.

    Revenues under the Outpatient Programs are recognized at estimated net realizable amounts when services are rendered based upon our contractual arrangement with the hospital. Under the terms of our current contract, as well as some of our terminated or expired contracts, we are required to indemnify the providers for some or all of our fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with our fees for services rendered to patients were denied. In some instances, we are required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with our fees for services rendered to patients were denied. As of April 30, 2001, we had recorded $4.2 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to our provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.

  Case Management Programs.

    For its Case Management Programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortium responsible for managing TennCare. Revenue under the TennCare program is recognized in the period in which the related service is to be provided and may fluctuate based on rates set by the managed care consortium as well as level of patient enrollment.

Results of Continuing Operations

    The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:

	Years Ended April 30,
	2001	2000	1999
Revenue from continuing operations	100.0%	100.0%	100%

Direct operating expenses	86.5%	81.5%	69.1%
Research and development	5 6%	0.0%	0.0%
Marketing, general and administrative	46.9%	20.1%	19.8%
Provision for doubtful accounts	4.1%	12.1%	7.9%
Depreciation and amortization	7 7%	2.4%	2.0%
Software development amortization	15.6%	0.0%	0.0%
Special charge (credit)	7 0%	3.4%	-0.5%
Acquisition expense	0 0%	0.0%	2.9%

Total expenses	173.4%	119.5%	101.2%

Interest expense	-0.1%	-0.1%	-0.7%
Other income—interest	7 4%	3.5%	3.6%
(Loss) income from continuing operations before income taxes and cumulative change	-66.1%	-16.1%	1.7%
Income tax (benefit) expense	-5.3%	11.5%	0.7%

Net (loss) income from continuing operations before cumulative change	-60.8%	-27.6%	1.0%
Cumulative change, net of income tax benefit	0.0%	0.0%	1.1%

Net loss from continuing operations	-60.8%	-27.6%	-0.1%

Fiscal Year Ended April 30, 2001 Compared to Fiscal Year Ended April 30, 2000

    Revenues.  Revenue from continuing operations decreased from $42.5 million for the fiscal year ended April 30, 2000 to $17.7 million for the fiscal year ended April 30, 2001, a decrease of $24.8 million, or (58.4%). The decrease was primarily due to the termination of numerous Outpatient Program contracts during fiscal year 2001. The Outpatient Programs recorded revenues of $3.3 million for the fiscal year ended April 30, 2001, a decrease of $23.6 million or (87.7%) as compared to fiscal year 2000. Case Management Program revenues remained relatively unchanged between fiscal years 2000 and 2001.

    Direct Operating Expenses.  Direct operating expenses from continuing operations consist of costs incurred at program sites and costs associated with field management responsible for administering the programs. Direct operating expenses decreased from $34.6 million for the fiscal year ended April 30, 2000 to $15.3 million for the fiscal year ended April 30, 2001, a decrease of $19.3 million, or (55.8%). As a percentage of revenues, direct operating expenses were 86.5%, slightly up from 81.5% for the fiscal year ended April 30, 2000 as a result of lower revenues in fiscal year 2001.

    Research and Development.  The Company incurred, in fiscal year 2001, approximately $1.0 million in research and development costs related to the development of Version 2 of its InfoScriber medication management system. The Company will not incur significant additional research and development costs for InfoScriber in the future based upon the anticipated termination of the operations of InfoScriber.

    Marketing, General and Administrative.  Marketing, general and administrative expenses for the fiscal year ended April 30, 2001 was relatively unchanged from that for the fiscal year ended April 30, 2000.

    Provision for Doubtful Accounts.  Provision for doubtful accounts from continuing operations decreased from $5.1 million for the fiscal year ended April 30, 2000 to $700,000 for the fiscal year ended April 30, 2001, a decrease of approximately $4.4 million or (86.3%). As a percentage of revenues, the provision for doubtful accounts decreased to 4.1% in the fiscal year ended April 30, 2001 from 12.1% in fiscal year 2000. The decrease was due to lower revenues in fiscal year 2001 and the additional reserves taken in fiscal year 2000 due to anticipated difficulties in the collection of receivables related to Outpatient Program locations closed throughout fiscal year 2000. We expect the allowance for non-collectible accounts to fluctuate based on the amount of claims from our Outpatient Programs under review and the number of Health Services Programs that we manage.

    Depreciation and Amortization.  Depreciation and amortization expense increased from $1.0 million for the fiscal year ended April 30, 2000 to $1.4 million for the fiscal year ended April 30, 2001, an increase of $400,000 or 40.0%. This increase was primarily due to the addition of computer equipment for InfoScriber and the change in estimate of useful life of certain assets related to the Case Management Program.

    Software Development Amortization.  Amortization of the InfoScriber medication management software commenced upon its completion and commercial release in August 2000. Research for and development of Version 2 of the software started immediately thereafter. Version 2 was expected to completely replace Version 1 and was anticipated to be technically feasible shortly after April 30, 2001. Accordingly, the Company amortized the total capitalized cost of Version 1 of approximately $2.8 million through April 30, 2001. Given the Company's plan to terminate the operations of its InfoScriber subsidiary, the Company does not intend to develop Version 2 of the software.

    Special Charge.  Special charges of approximately $1.2 million were recorded in fiscal year 2001 for lease termination costs, severance costs, and write-off of various assets related to closures of numerous Outpatient Program locations and the impairment charge incurred on InfoScriber's furniture, equipment, and certain other current assets under the provisions of SFAS No. 121. The accruals for special charges included in the liabilities sections in the consolidated balance sheets at April 30, 2001 and 2000 were $265,000 and $376,000, respectively.

    Net Interest Income.  Interest income, net of interest expense, decreased from $1.5 million for the fiscal year ended April 30, 2000 to $1.3 million for the fiscal year ended April 30, 2001, a decrease of $200,000 or (13.3%). This decrease resulted from lower interest bearing cash, cash equivalent, and short-term investment balances primarily due to the negative cash flow from InfoScriber and a $7.3 million cash dividend payment at the end of the third quarter of fiscal year 2001.

    Loss Before Income Taxes and Cumulative Change.  For the fiscal year ended April 30, 2001, the Company's loss before income taxes was $11.7 million versus a loss from continuing operations before income taxes of $6.8 million in fiscal year 2000, a $4.9 million increase or 72.1%. The increase in loss was due primarily to program closures in fiscal year 2001, as well as operating, research and development, restructuring charges, and general and administrative costs incurred for InfoScriber during fiscal year 2001.

    Income Tax (Benefit) Expense.  The income tax benefit of $929,000 in fiscal year 2001 is related to the federal and various state tax refunds recognized for the fiscal year ended April 30, 2000. Income tax expense for fiscal year 2000 was $4.9 million as a result of establishing a non-cash valuation allowance to fully reserve for deferred tax assets in conformity with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The valuation allowance was recognized in fiscal year 2000 because realization of the deferred tax assets was uncertain in light of the changes in the Company's core business and associated business risks, including an unproven history of earnings in InfoScriber. The Company continued to fully reserve for its tax assets in fiscal year 2001.

    Results from Discontinued Operation.  In the third quarter of fiscal year 2000, the Company sold substantially all of its interest in Stadt Solutions. The transaction, which eliminated the Company's ownership interest, resulted in cash proceeds of $3.3 million and a gain of $664,000, net of operating losses related to Stadt Solutions during fiscal year 2000. There were no discontinued operations in fiscal year 2001.

Fiscal Year Ended April 30, 2000 Compared to Fiscal Year Ended April 30, 1999

    Revenues.  Revenue from continuing operations decreased from $55.8 million for the year ended April 30, 1999 to $42.5 million for the year ended April 30, 2000, a decrease of $13.3 million, or (23.8%). The decrease was primarily due to the termination and restructuring of numerous Outpatient Program contracts during fiscal year 2000. The Outpatient Programs recorded revenues of $26.9 million for the year ended April 30, 2000, a decrease of $16.8 million or (38.4%) as compared to fiscal year 1999. This decrease in revenues was partially offset by a $3.8 million or 36.2% increase in Case Management Program revenues. The increase in Case Management Program revenues from $10.5 million in fiscal year 1999 to $14.3 million in fiscal year 2000 was due to a corresponding increase in patient enrollment during the year.

    Direct Operating Expenses.  Direct operating expenses from continuing operations consist of costs incurred at program sites and costs associated with field management responsible for administering the programs. Direct operating expenses decreased from $38.6 million for the year ended April 30, 1999 to $34.6 million for the year ended April 30, 2000, a decrease of $4.0 million, or (10.4%). As a percentage of revenues, direct operating expenses were 81.5%, up from 69.1% for the year ended April 30, 1999. Deterioration in the overall expense ratio for continuing operations was primarily due to the decrease in Outpatient Program business, which historically has had a lower expense ratio than the other business segments. Case Management revenues as a percentage of total revenues from continuing operations increased to 33.6% in fiscal year 2000 from 18.9% in the preceding year. Moreover, direct operating expenses for Case Management as a percentage of Case Management revenues was 88% for both fiscal years 2000 and 1999, a rate materially higher than the 72% and 67% expense ratios for Outpatient Programs in fiscal years 2000 and 1999, respectively.

    Marketing, General and Administrative.  Marketing, general and administrative expenses decreased from $11.0 million for the fiscal year ended April 30, 1999 to $8.6 million for the fiscal year ended April 30, 2000, a decrease of $2.4 million, or (21.8%). This 21.8% decrease is consistent with the aforementioned 23.8% decrease in revenues from continuing operations. Marketing, general and administrative expenses as a percentage of revenue remained constant at approximately 20% for the fiscal years ended April 30, 2000 and 1999. However, included in marketing, general and administrative expenses are costs of approximately $1.3 million for development of InfoScriber and the recognition of approximately $200,000 in non-cash stock compensation expense for key employees and contractors in fiscal year 2000.

    Provision for Doubtful Accounts.  Provision for doubtful accounts from continuing operations increased from $4.4 million for the year ended April 30, 1999 to $5.1 million for the year ended April 30, 2000, an increase of $700,000 or 15.9%. As a percentage of revenues, the provision for doubtful accounts increased to 12.1% in the year ended April 30, 2000 from 7.9% in fiscal year 1999. The increase was due to anticipated difficulties associated with collection of receivables relating to Outpatient Program locations closed throughout fiscal year 2000. In the third quarter of fiscal year 2000, the Company incurred charges of $3.0 million for additional reserves needed to write down receivables primarily related to closed Outpatient Programs. We expect the allowance for non-collectible accounts to fluctuate based on the amount of claims from our Outpatient Programs under review and the number of Health Services Programs that we manage.

    Depreciation and Amortization.  Depreciation and amortization expense decreased from $1.1 million for the year ended April 30, 1999 to $1.0 million for the year ended April 30, 2000, a decrease of $100,000 or (9.1%). This slight decrease was due to the disposal and write-off of assets as a result of termination and restructure of several Outpatient Program contracts.

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

    Net Interest Income.  Interest income, net of interest expense, decreased from $1.6 million for the year ended April 30, 1999 to $1.5 million for the year ended April 30, 2000, a decrease of $100,000 or 6.3%. This decrease resulted from lower interest bearing cash, cash equivalent, and short-term investment balances due to a $10.6 million cash dividend payment at the end of the third quarter of fiscal year 2000.

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

    Income Tax Expense.  Income tax expense increased from $400,000 for the fiscal year ended April 30, 1999 to $4.9 million for the fiscal year ended April 30, 2000, an increase of $4.5 million. In the fourth quarter of fiscal year 2000, the Company established a non-cash valuation allowance of $9.2 million to fully reserve for its deferred tax assets in conformity with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The valuation allowance was recognized in fiscal year 2000 because realization of the deferred tax assets is now uncertain due primarily to changes in the Company's core business and associated business risks, including an unproven history of earnings in the new business segment. The increase in income tax expense as compared to the prior year resulted primarily from the establishment of this reserve.

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

Liquidity and Capital Resources

    For the fiscal year ended April 30, 2001, net cash used in operating activities was $1.5 million as compared to net cash provided by operating activities of $7.5 million in fiscal year 2000. The decrease in cash flows from operating activities was primarily due to increased expenses for InfoScriber and reduced collection of receivables from closed Outpatient Program sites. At April 30, 2001, the Company's cash and short-term investments totaled $17.8 million, as compared to $27.8 million at April 30, 2000. The decrease in cash and short-term investments resulted primarily from $6.1 million cash used related to InfoScriber, a cash dividend of $7.3 million, $0.4 million for furniture and equipment, partially offset by cash generated from operations of $3.8 million. In the third quarter of fiscal year 2001, the Board of Directors approved the payment of special cash dividend of $1.00 per share of common stock to stockholders of record on December 21, 2000. The total amount of the dividend, which was paid on December 29, 2000 for 7,255,017 shares of common stock was $7.3 million.

    Working capital at April 30, 2001 was $15.4 million, a decrease of $14.5 million, or (48.5%), as compared to working capital of $29.9 million at April 30, 2000. Cash and cash equivalents and short-term investments at April 30, 2001 were $17.8 million, a decrease of $10.0 million, or (36.0%) as compared to $27.8 million at April 30, 2000. The decrease in working capital was primarily due to the decrease in cash and investments. Working capital is anticipated to improve during fiscal year 2002 as a result of the Company's intention to materially reduce or eliminate the negative cash flow from InfoScriber by terminating its operations as soon as possible. The Company will account for the disposition of InfoScriber as a discontinued operation in 2002, when the disposition plan is completed. Actual cash usage may fluctuate and vary depending upon PMR's success in executing strategic alternatives or based on further changes in the Company's Outpatient Programs and Case Management Programs. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with selective acquisitions.

    Additionally, the Board of Directors has authorized the repurchase of up to 15% of the Company's outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR's stock compensation plans. The purchases will be made from time to time in open market transactions. During fiscal year 2001, the Company repurchased 10,000 shares of its common stock at an average price of $2.75 per share or $27,500 in open market transactions. All shares repurchased are held in treasury.

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

    From time to time, we recognize charges to operations as a result of particular uncertainties associated with the health care reimbursement rules as they apply to the Outpatient Programs. During fiscal years 2000 and 2001, a significant amount of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or CMHCs on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of April 30, 2001, we had recorded $4.2 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as long-term liabilities because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during fiscal year 2002. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

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

    Management believes the Company has the financial resources needed to meet its business requirements in the foreseeable future. It is management's opinion that operating cash flows and the Company's cash reserves will be sufficient to meet these commitments; however, periodic assessments will be made based on industry and other conditions. In addition, we may, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance selective acquisitions of assets or businesses, or for general corporate purposes. We are currently exploring strategic alternatives to maximize stockholder value, including the sale or merger of our health service operations. Our ability to effect any such alternatives will be dependent on our results of operations, our current financial condition, current market conditions, and other factors beyond our control.

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

Forward-Looking Statements

    In this document, we make forward-looking statements that include assumptions as to how our Company may perform in the future. You will find many of these statements in the following sections:

  •
  "Business" beginning on page 1; and

  •
  "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15.

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

    As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that forward-looking statements involve risks and uncertainties that may affect our actual results of operations. Statements in this document that are forward-looking and that provide other than historical information involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. Forward-looking information involves, however, a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of our forward-looking information. While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including our ability to:

  •
  generate acceptance and use of our services;

  •
  protect our intellectual property rights;

  •
  respond to competition in our industry;

  •
  ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

  •
  comply with federal and state governmental regulation covering healthcare-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

  •
  assist providers in meeting the Health Care Financing Administration's requirements to ensure reimbursement for services performed;

  •
  comply with federal and state anti-remuneration laws prohibiting the granting or receiving of remuneration in connection with services that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs;

  •
  respond to changes in Medicare, Medicaid, and other governmental regulations regarding alternative health care delivery systems and payment methodologies;

  •
  maintain significant existing reserves to cover reimbursement risks posed by the indemnification of certain providers and the reduction of outstanding fee amounts;

  •
  successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

  •
  maintain liability insurance coverage on commercially reasonable terms to ensure adequate coverage against potential claims; and

  •
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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    The information included in this Item 7A is considered to constitute "forward-looking statements" for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements".

Interest Rate Sensitivity

    Our financial instruments include our equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. Our equipment note payable, due in November 2002, has an effective interest rate of 8.36 percent and we had approximately $188,000 outstanding under this note at April 30, 2001.

    At April 30, 2001, the fair market value of our investment in debt securities was approximately $4.1 million, which includes an unrealized holding gain of approximately $50,000. These securities bear interest rates ranging from 4.57 percent to 7.55 percent and are generally short-term and readily marketable.

    We do not and have not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk, and we believe the fluctuation in the fair value of our investments in debt securities due to interest rate sensitivity is temporary in nature. This determination was based on the marketability of the instruments, our ability to retain our investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, we do not believe that potential, near-term losses in future earnings, fair values, or cash flows from changes in interest rates are likely to be material.

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

PART III

Item 10.  Directors and Executive Officers

    Information with regard to this item is incorporated by reference to the definitive 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2001. See "Executive Officers of the Company" in Part I of this report with regard to Executive Officers.

Item 11.  Executive Compensation

    Information with regard to this item is incorporated by reference to the definitive 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information with regard to this item is incorporated by reference to the definitive 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2001.

Item 13.  Certain Relationships and Related Transactions

    Information with regard to this item is incorporated by reference to the definitive 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of April 30, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements: The financial statements of PMR are included as follows:

    2.
    Financial Statement Schedules.

Page No.
Schedule II—Valuation and Qualifying Accounts	S-1
    3.
    The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 26 through 28.

  (b)
  Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

  (c)
  Exhibits:

Exhibit Number		Description
3.1		The Company's Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 (the "1998 10-K")).
3.2		The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the "1997 10-K")).
4.1		Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-18 (Reg. No. 23-20095-A)).
10.1	+	The Company's 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 1997 10-K).
10.2	+	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).
10.3	+	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).
10.4	+	Outside Directors' Non-Qualified Stock Option Plan of 1992 (the "1992 Plan") (incorporated by reference to Exhibit 10.4 to the 1997 10-K).
10.5	+	Form of Outside Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

10.6	+	Amended and Restated Stock Option Agreement dated April 30, 1996, evidencing award to Allen Tepper (incorporated by reference to Exhibit 10.6 to the 1997 10-K).
10.7	+	Amended and Restated Stock Option Agreement dated April 30, 1996, evidencing award to Susan Erskine (incorporated by reference to Exhibit 10.7 to the 1997 10-K).
10.8	+	Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (incorporated by reference to Exhibit 10.8 to the 1997 10-K).
10.9	+	Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (incorporated by reference to Exhibit 10.9 to the 1997 10-K).
10.10	+	Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (incorporated by reference to Exhibit 10.11 to the 1997 10-K).
10.11		Restated Management Agreement dated April 11, 1997 with Scripps Health (incorporated by reference to Exhibit 10.12 to the 1997 10-K).
10.12		Amendment to Restated Management Agreement dated July 15, 1998 with Scripps Health (incorporated by reference to Exhibit 10.12 to the 1998 10-K).
10.13		Sublease dated April 1, 1997 with CMS Development and Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the 1997 10-K).
10.14
Management and Affiliation Agreement dated April 13, 1995, between Mental Health Cooperative, Inc. and Tennessee Mental Health Cooperative, Inc. with Addendum (incorporated by reference to Exhibit 10.14 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.15
Second Addendum to Management and Affiliation Agreement dated November 1, 1996 between Mental Health Cooperative, Inc. and Collaborative Care Corporation (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-2 (Reg. No. 333-36313)(the "S-2")).
10.16
Provider Services Agreement dated April 13, 1995, between Tennessee Mental Health Cooperative, Inc. and Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.15 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.17		Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Corporations, Inc. (incorporated by reference to Exhibit 10.19 to the 1998 10-K).
10.18
Addendum No. 1 to Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.20 to the 1998 10-K).
10.19
Addendum No. 2 to Provider Agreement dated February 4, 1996, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.21 to the 1998 10-K).
10.20
Provider Participation Agreement dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.22 to the 1998 10-K.

10.21
Amendment to Provider Participation Agreement dated February 13, 1996, among Green Spring Health Services, Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.23 to the 1998 10-K).
10.22		Subscription Agreement dated June 8, 1998, between the Company and Stadtlander Drug Distribution Co., Inc. (incorporated by reference to Exhibit 10.24 to the 1998 10-K).
10.23		Sanwa Bank California Credit Agreement dated February 2, 1996, as amended on October 31, 1996 (incorporated by reference to Exhibit 10.19 to the S-2).
10.24	+
Form of Stock Option granted to Mark P. Clein, Fred D. Furman and Susan Erskine dated December 3, 1998 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended April 30, 1999 (the "1999 10-K")).
10.25	+
Promissory Note between Mark Clein and PMR Corporation in the amount of $467,500, dated January 19, 2000 (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the period ended January 31, 2000 (the "January 2000 10-Q")).
10.26	+	Promissory Note between Mark Clein and PMR Corporation in the amount of $257,208, dated January 19, 2000 (incorporated by reference to Exhibit 10.32 to the January 2000 10-Q).
10.27	+	Stock Pledge Agreement between Mark Clein and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.33 to the January 2000 10-Q).
10.28	+	Promissory Note between Fred Furman and PMR Corporation in the amount of $684,750, dated January 19, 2000 (incorporated by reference to Exhibit 10.34 to the January 2000 10-Q).
10.29	+	Promissory Note between Fred Furman and PMR Corporation in the amount of $193,311, dated January 19, 2000 (incorporated by reference to Exhibit 10.35 to the January 2000 10-Q).
10.30	+	Stock Pledge Agreement between Fred Furman and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.36 to the January 2000 10-Q).
10.31	+	Promissory Note between Susan Erskine and PMR Corporation in the amount of $80,000, dated January 19, 2000 (incorporated by reference to Exhibit 10.37 to the January 2000 10-Q).
10.32	+	Stock Pledge Agreement between Susan Erskine and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.38 to the January 2000 10-Q).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Independent Auditors.

*
Filed herewith.

+
Management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2001.

PMR CORPORATION
By:	/s/ MARK P. CLEIN Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ ALLEN TEPPER Allen Tepper	Chairman of the Board of Directors	July 25, 2001
/s/ MARK P. CLEIN Mark P. Clein	Chief Executive Officer and and Director (Principal Executive Officer)	July 25, 2001
/s/ FRED D. FURMAN Fred D. Furman	President and General Counsel	July 25, 2001
/s/ SUSAN D. ERSKINE Susan D. Erskine	Executive Vice President, Secretary and Director	July 25, 2001
/s/ SATISH TYAGI* SATISH TYAGI*	Director	July 25, 2001
/s/ CHARLES MCGETTIGAN* Charles McGettigan*	Director	July 25, 2001
/s/ EUGENE D. HILL* Eugene D. Hill*	Director	July 25, 2001
/s/ RICHARD NIGLIO* Richard Niglio*	Director	July 25, 2001
/s/ L. JEAN DUNN L. Jean Dunn	Chief Financial Officer	July 25, 2001
/s/ REGGIE A. ROMAN Reggie A. Roman	Vice President, Finance & Strategic Planning (Principal Accounting Officer)	July 25, 2001

PMR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED APRIL 30, 2001 AND 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PMR Corporation

    We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Diego, California
June 15, 2001,
except for Note 17, as to which the date is
July 19, 2001

F–1

PMR Corporation
Consolidated Balance Sheets

	April 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$13,636,122	$9,192,254
Short-term investments, available-for-sale	4,129,364	18,579,754
Accounts receivable, net of allowance for doubtful accounts of $4,992,000 in 2001 and $6,623,000 in 2000	794,549	5,087,162
Prepaid expenses and other current assets	453,768	1,245,162

Total current assets	19,013,803	34,104,332
Furniture and office equipment, net of accumulated depreciation of $2,400,000 in 2001 and $1,770,000 in 2000	742,754	2,170,829
Long-term accounts and notes receivable, net of allowance for doubtful accounts of $520,000 in 2001 and 2000	1,514,482	2,578,728
Capitalized software development	—	1,572,288
Other long-term assets	88,035	309,385

Total assets	$21,359,074	$40,735,562

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$466,564	$863,395
Accrued expenses	1,274,788	1,395,246
Accrued compensation and employee benefits	530,646	835,866
Advances from case management agencies	1,312,187	1,084,196

Total current liabilities	3,584,185	4,178,703
Note payable, long-term portion	81,284	196,127
Contract settlement reserve	4,199,146	5,313,055
Other long-term liabilities	27,360	45,973
Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized shares—1,000,000; issued & outstanding shares—none in 2001 and 2000	—	—
Common stock, $.01 par value, authorized shares—19,000,000; issued and outstanding shares—7,255,017 in 2001 and 7,058,017 in 2000	72,550	70,580
Additional paid-in capital	31,259,688	37,995,983
Notes receivable from employees and officers	(539,260)	(332,000)
Accumulated other comprehensive income (loss)	49,747	(154,274)
Accumulated deficit	(17,348,126)	(6,578,585)
Treasury stock, at cost	(27,500)	—

Total stockholders' equity	13,467,099	31,001,704

Total liabilities and stockholders' equity	$21,359,074	$40,735,562

See accompanying notes.

F–2

PMR Corporation
Consolidated Statements of Operations

	Years Ended April 30,
	2001	2000	1999
Revenues	$17,682,291	$42,510,179	$55,822,568

Expenses:
Direct operating expenses	15,287,649	34,626,858	38,574,192
Research and development	997,117	—	—
Marketing, general and administrative	8,292,006	8,561,708	11,046,105
Provision for doubtful accounts	723,376	5,128,847	4,427,962
Depreciation and amortization	1,361,740	1,010,415	1,107,730
Software development amortization	2,759,942	—	—
Special charge (credit)	1,246,425	1,432,823	(262,408)
Write-off of costs related to terminated acquisition	—	—	1,612,240

Total expenses	30,668,255	50,760,651	56,505,821

Interest expense	(20,625)	(26,908)	(396,149)
Other income—interest	1,307,743	1,491,977	2,005,170
(Loss) income from continuing operations before income taxes and cumulative change	(11,698,846)	(6,785,403)	925,768
Income tax (benefit) expense	(929,305)	4,881,927	379,000

Net (loss) income from continuing operations before cumulative change	(10,769,541)	(11,667,330)	546,768
Cumulative change in accounting principle, net of income tax benefit	—	—	592,689

Net loss from continuing operations	(10,769,541)	(11,667,330)	(45,921)
Results from discontinued operation—Stadt Solutions LLC	—	664,011	(400,870)

Net loss	$(10,769,541)	$(11,003,319)	$(446,791)

(Loss) earnings per common share from continuing operations before cumulative change:
Basic	$(1.52)	$(1.77)	$0.08

Diluted	$(1.52)	$(1.77)	$0.08

Loss per common share from continuing operations:
Basic	$(1.52)	$(1.77)	$(0.01)

Diluted	$(1.52)	$(1.77)	$(0.01)

Earnings (loss) per common share from discontinued operation:
Basic	$—	$0.10	$(0.06)

Diluted	$—	$0.10	$(0.06)

Loss per common share:
Basic	$(1.52)	$(1.67)	$(0.06)

Diluted	$(1.52)	$(1.67)	$(0.06)

Dividend declared per share of common stock outstanding of 7,255,017 shares on December 29, 2000 and 7,053,689 shares on January 26, 2000	$1.00	$1.50

Shares used in computing per share amounts:
Basic	7,098,000	6,606,322	6,923,916

Diluted	7,098,000	6,606,322	6,923,916

See accompanying notes.

F–3

PMR Corporation
Consolidated Statements of Stockholders' Equity

	Series C Convertible Preferred Stock
			Common Stock
									Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Notes Receivable from Employees and Officers	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity

Balance at April 30, 1998	—	$—	6,949,650	$69,496	$47,959,557	$—	$5,847,033	$—	$—	$53,876,086
Issuance of common stock under stock option plan	—	—	37,228	373	148,598	—	—	—	—	148,971
Issuance of common stock for compensation	—	—	2,000	20	15,230	—	—	—	—	15,250
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(942,500)	—	(942,500)
Net loss	—	—	—	—	—	—	(446,791)	—	—	(446,791)

Balance at April 30, 1999	—	—	6,988,878	69,889	48,123,385	—	5,400,242	(942,500)	—	52,651,016
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(1,786,406)	—	(1,786,406)
Issuance of common stock under stock option plan	—	—	69,139	691	250,342	—	—	—	—	251,033
Reissued treasury stock under stock option plan	—	—	—	—	—	—	13,326	427,822	—	441,148
Reissued treasury stock in exchange of notes receivable	—	—	—	—	—	(1,312,250)	(988,834)	2,301,084	—	—
Proceeds from payment of employees and officers	—	—	—	—	—	980,250	—	—	—	980,250
Stock compensation expense	—	—	—	—	202,790	—	—	—	—	202,790
Dividend paid on common stock	—	—	—	—	(10,580,534)	—	—	—	—	(10,580,534)
Net loss	—	—	—	—	—	—	(11,003,319)	—	—	(11,003,319)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(154,274)	(154,274)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,157,593)

Balance at April 30, 2000	—	—	7,058,017	70,580	37,995,983	(332,000)	(6,578,585)	—	(154,274)	31,001,704
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(27,500)	—	(27,500)
Issuance of common stock under stock option plan	—	—	197,000	1,970	423,353	(423,260)	—	—	—	2,063
Proceeds from payments on notes receivable from employees and officers	—	—	—	—	—	216,000	—	—	—	216,000
Stock compensation expense	—	—	—	—	95,368	—	—	—	—	95,368
Dividend paid on common stock	—	—	—	—	(7,255,016)	—	—	—	—	(7,255,016)
Net loss	—	—	—	—	—	—	(10,769,541)	—	—	(10,769,541)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	204,021	204,021
Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,565,520)

Balance at April 30, 2001	—	$—	7,255,017	$72,550	$31,259,688	$(539,260)	$(17,348,126)	$(27,500)	$49,747	$13,467,099

See accompanying notes.

F–4

PMR Corporation
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2001	2000	1999
Operating activities
Net loss	$(10,769,541)	$(11,003,319)	$(446,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,121,682	1,010,415	1,116,769
Special charge (credit)	1,246,425	1,432,823	(262,408)
Provision for doubtful accounts	723,376	5,128,847	8,051,576
Stock compensation expense	95,368	202,790	—
Deferred income taxes, net of valuation allowance	—	8,071,815	357,000
Write-off of costs related to terminated acquisition	—	—	1,612,240
Cumulative effect of change in accounting principle	—	—	592,689
Loss applicable to minority interest	—	—	(676,729)
Changes in operating assets and liabilities:
Accounts and notes receivable	4,633,483	11,950,486	(13,164,122)
Prepaid expenses and other assets	758,395	668,018	(364,550)
Accounts payable and accrued expenses	(1,051,777)	(2,565,844)	(4,926,082)
Accrued compensation and employee benefits	(305,220)	(1,247,216)	(95,611)
Advances from case management agencies	227,991	237,843	(840,124)
Payable to related party	—	(3,052,610)	3,052,610
Contract settlement reserve	(1,113,909)	(1,359,672)	(807,266)
Minority interest	—	(1,921,057)	—
Other long-term liabilities	(18,613)	(7,466)	(34,128)

Net cash (used in) provided by operating activities	(1,452,340)	7,545,853	(6,834,927)

Investing activities
Proceeds from the sale and maturity of short-term investments	16,980,209	15,576,782	24,159,504
Purchases of short-term investments	(2,325,798)	(6,801,256)	(31,412,013)
Software development costs	(1,187,654)	(1,572,288)	—
Purchases of furniture and office equipment, net of disposals	(391,253)	(205,393)	(1,134,717)

Net cash provided by (used in) investing activities	13,075,504	6,997,845	(8,387,226)

Financing activities
Cash dividend paid	(7,255,016)	(10,580,534)	—
Acquisition of treasury stock	(27,500)	(1,786,406)	(523,750)
Issuance of common stock	2,063	251,033	164,221
Issuance of treasury stock	—	441,148	—
Proceeds from payments of notes receivable from employees and officers	216,000	980,250	—
Payments on note payable to bank	(114,843)	(97,947)	(97,951)
Investment by related party in subsidiary	—	—	2,597,786

Net cash (used in) provided by financing activities	(7,179,296)	(10,792,456)	2,140,306

Net increase (decrease) in cash and cash equivalents	4,443,868	3,751,242	(13,081,847)
Cash and cash equivalents of discontinued operation	—	192,166	(192,166)
Cash and cash equivalents at beginning of period	9,192,254	5,248,846	18,522,859

Cash and cash equivalents at end of period	$13,636,122	$9,192,254	$5,248,846

Supplemental Information:
Tax (refund) payments, net	$(938,706)	$(3,624,370)	$3,806,563
Interest paid	$20,625	$28,521	$396,170

See accompanying notes.

F–5

PMR CORPORATION

Notes to Consolidated Financial Statements

1.  Organization and Significant Accounting Policies

Organization, Business and Principles of Consolidation

PMR Corporation ("the Company"), operates a health services business. Over the past thirteen years, the Company has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness ("SMI"), primarily schizophrenia and bi-polar disorder (i.e., manic-depressive illness). The Company manages, administers, or provides consulting services for a range of outpatient and community-based psychiatric programs for SMI patients consisting of outpatient programs and case management programs. In fiscal year 2000, the Company launched a health information business through InfoScriber Corporation ("InfoScriber"), its wholly-owned subsidiary, whose mission was to become a strategic health information company that would provide critical disease-specific information to pharmaceutical companies, providers, managed care organizations, and other health care organizations.

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

On February 15, 2001, the Company announced its intention to explore strategic alternatives to maximize shareholder value. The Company initially retained SunTrust Equitable Securities, and has now retained Raymond James and Associates, Inc. to assist the Company in evaluating the sale or merger of its health service operations, or the sale, merger, or strategic financing of InfoScriber. The Company also engaged the firm of McGettigan, Wick & Co. to assist in an advisory role. A principal of McGettigan, Wick & Co. serves on the Company's Board of Directors; see Note 16 for related party disclosure. Moreover, the Company has not entered into any material contracts for the sale of data of InfoScriber resulting in negative cash flow for InfoScriber during fiscal year 2001.

Recent Operating Results and Liquidity

The Company experienced significant losses in fiscal years 2001 and 2000. These losses have reduced the Company's equity position at April 30, 2001. Management of the Company has undertaken significant changes to its business and operations including reducing the number of Outpatient Programs managed and exiting the InfoScriber business (see Note 17).

Although there can be no assurances, management believes that the Company has the financial resources needed to meet its liquidity needs throughout fiscal year 2002.

Legislation, Regulations and Market Conditions

The Company is subject to federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services, and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject

F–6

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

Concentration of Credit Risk

The Company grants credit to contracting providers in various states without collateral. At April 30, 2001, the Company has net current and long term receivables aggregating approximately $1.0 million from two providers, each of which comprise more than 10% of total net consolidated receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding, net of allowances at April 30, 2001, are fully collectible.

Substantially all of the Company's cash and cash equivalents are held at five financial institutions. The Company monitors the financial status of these banks and does not believe the deposits are subject to a significant degree of risk.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates. The Company's significant accounting estimates are the allowance for doubtful accounts and the contract settlement reserve.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. Investments with original maturities of three months or less that were classified as cash equivalents totaled approximately $4.2 million and $544,000 as of April 30, 2001 and 2000, respectively.

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

Dividend Paid on Common Stock

In the third quarter of fiscal year 2001, the Board of Directors declared a dividend of $7,255,017, or $1.00 per share of common stock, payable to stockholders of record on December 21, 2000. In fiscal year 2000, the Board of Directors declared a dividend of $10,580,534, or $1.50 per share of common stock, payable to stockholders of record on January 26, 2000. No dividends were paid in fiscal year 1999.

F–7

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended April 30,
	2001	2000	1999
Numerator:
Net loss available to common stockholders	$(10,769,541)	$(11,003,319)	$(446,791)

Denominator:
Weighted average shares outstanding for basic earnings per share	7,098,000	6,606,322	6,923,916

Shares used in computing diluted earnings per common share	7,098,000	6,606,322	6,923,916

Loss per common share, basic	$(1.52)	$(1.67)	$(0.06)

Loss per common share, diluted	$(1.52)	$(1.67)	$(0.06)

Revenue Recognition and Contract Settlement Reserve

The Outpatient Programs that the Company currently manages or administers consist primarily of psychiatric partial hospitalization programs. In these programs, the patient is ambulatory, but requires intensive, coordinated clinical services for SMI. In general, these programs are an alternative to inpatient care. They involve patients in crisis or recovering from crisis who, thus, require more intensive clinical services than those generally available in a traditional outpatient setting. Presently, the Company's Outpatient Program Management Services are provided under a contract, which has a remaining term of three years, with an acute care hospital. This contract governs the method by which the Company provides consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which the Company will be compensated. Typically, the Company provides a program administrator or consultant, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program. This contract provides for payment of fees by the hospital based on the services that the Company provides, but may be renegotiated to a fixed fee. The hospital maintains responsibility for substantially all direct program costs under these contracts.

The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee ("TennCare"). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company offers its case management services through long-term exclusive management agreements with leading independent providers for case management services. Pursuant to those agreements, the Company contributes its proprietary protocols and management expertise and, when necessary,

F–8

negotiates case management rates and contracts on behalf of the Providers. The Company may also provide training, management information systems support, and accounting and fiscal services. Presently, the Company has agreements with two case management agencies in Tennessee. Revenue under this program was approximately $14,417,000, $14,299,000, and $10,534,000, for the years ended April 30, 2001, 2000, and 1999, respectively.

The Company does not employ or bill for any services rendered by psychiatrists or other professionals whose patients are enrolled in the programs managed by the Company.

Revenue under the acute outpatient psychiatric programs is recognized when services are rendered based upon contractual arrangements with providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the Providers for all or some portions of the Company's management fees that may be disallowed as reimbursable to the Providers by Medicare's fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its Providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability in the accompanying balance sheets as ultimate resolution of substantially all of these issues is not expected to occur during fiscal year 2002. Disallowance of costs by Medicare are pertinent only for services rendered through September 30, 2000 inasmuch as the Medicare program converted to the prospective payment methodology for the reimbursement of outpatient services effective October 1, 2000. Under provisions of the indemnification clause of the Company's management contracts, the Company indemnified providers approximately $1,240,000 and $2,874,000 for the years ended April 30, 2001 and 2000, respectively. The Company was not required to indemnify any provider during fiscal 1999.

The Company completed the sale of its Chemical Dependency Programs to a private company in fiscal year 2000. The transaction resulted in an immaterial net gain on sale for the Company. Revenues from the Chemical Dependency Programs were approximately $700,000 and $1.1 million in fiscal years 2000 and 1999, respectively.

Stadt Solutions LLC ("Stadt Solutions") recorded pharmaceutical revenue when the product was sold to customers at pharmacies, net of any estimated contractual allowances. A substantial portion of the net revenue for Stadt Solutions was derived directly from customers insured under Medicaid or other government-sponsored health care programs. The Company sold substantially all of its interest in Stadt Solutions in fiscal year 2000. Activity related to Stadt Solutions is presented in the Company's financial statements and footnotes as a discontinued operation for all fiscal years (see Note 2).

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

F–9

underlying stock on the date of issuance or grant, no compensation expense is recognized. In accordance with SFAS No. 123, the Company has presented pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been applied.

Comprehensive Income (Loss)

The Company follows SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company reports comprehensive income (loss) as a separate component of Stockholders' Equity.

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

Reclassification

Certain reclassifications have been made to the 1999 and 2000 financial statements to make them comparable to the presentation of the fiscal year 2001 financial statements.

2.  Discontinued Operation

During fiscal year 2000, the Company sold substantially all of its interest in Stadt Solutions, a majority owned subsidiary owned partially by Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.). Stadt Solutions comprised the Company's entire pharmaceutical segment. The transaction, which effected the sale of the Company's ownership interest in Stadt Solutions, resulted in cash proceeds of approximately $3.3 million and a gain of approximately $664,000, net of fiscal year 2000 operating losses. The operating results of the discontinued operation are summarized as follows:

	Years Ended April 30,
	2000	1999
Net revenue	$26,878,254	$29,666,887

Loss before minority interest and income tax benefit	(2,773,570)	(1,356,170)
Minority interest	1,384,011	676,729

Loss before income tax benefit	(1,389,559)	(679,441)
Income tax benefit	—	278,571

Net loss	$(1,389,559)	$(400,870)

Net current assets and net long-term liabilities of the discontinued operation have been reported as a separate component of the consolidated balance sheets for all years presented. Net results of operation for the discontinued operation have been reported as a separate component of the consolidated statements of operations for all years presented. There were no discontinued operations during fiscal year 2001.

F–10

3.  Investments

The following is a summary of available-for-sale securities, stated at fair value:

	April 30,
	2001	2000
U.S. government securities	$3,876,999	$17,477,803
Commercial paper	252,365	502,188
Certificate of deposit	—	599,763

Total debt securities	$4,129,364	$18,579,754

At April 30, 2001, all investments contain contractual maturities of two years or less. The balance sheet classification as short-term available-for-sale securities is based on management's intentions rather than actual maturity dates. Therefore, classification of these securities may differ from stated maturities. As management has the ability and intent to sell these available-for-sale securities prior to maturity and views the portfolio as available for use in current operations, the investments are classified as current at April 30, 2001. Unrealized holding gains, reported as other comprehensive income in accordance with SFAS No. 130 (see Note 1), totaled $50,000 at April 30, 2001 and unrealized losses at April 30, 2000 were $154,000.

4.  Capitalized Software Development

The Company records capitalized software development costs in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and related interpretations. Capitalized software development costs consist primarily of consulting fees and salaries and benefits for in-house programmers incurred by the newly established InfoScriber subsidiary. Amortization commenced upon completion and commercial release of the software in August 2000. Research for and development of Version 2 of the InfoScriber medication management software started immediately after completion of Version 1. Version 2 was expected to completely replace Version 1 and was anticipated to be technically feasible shortly after April 30, 2001. Accordingly, the Company amortized the total capitalized cost of Version 1 of approximately $2.8 million through April 30, 2001. Given the Company's plan to terminate the operations of its InfoScriber subsidiary (see Note 17), the Company does not plan to develop Version 2 of the software.

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

F–11

6.  Furniture and Office Equipment

Furniture and office equipment consist of the following at April 30:

	2001	2000
Furniture and equipment	$2,857,193	$3,389,337
Leasehold improvements	285,448	551,307

	3,142,641	3,940,644
Accumulated depreciation	(2,399,887)	(1,769,815)

	$742,754	$2,170,829

Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method over terms of three to five years. Depreciation expense from continuing operations was approximately $1,173,000, $898,000, and $750,000 for the years ended April 30, 2001, 2000, and 1999, respectively.

7.  Other Assets

Other assets consist of the following at April 30:

	2001	2000
Proprietary information and covenants not to compete	$225,000	$862,503
Intangible assets	—	45,403
Other	227,197	316,442

	452,197	1,224,348
Amortization	(364,162)	(914,963)

	$88,035	$309,385

Other assets are amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to ten years. Amortization expense from continuing operations was approximately $189,000, $112,000, and $358,000 for the fiscal years ended April 30, 2001, 2000, and 1999, respectively.

8.  Borrowings

Line of Credit

Previously, the Company had a credit agreement with a bank permitting borrowing for working capital needs of up to a specified level. The Company did not pursue renewal of this agreement and it expired on October 31, 2000.

Equipment Note Payable

The Company has a promissory note for the purchase of office furniture, fixtures, and equipment. The note is collateralized by all assets acquired with proceeds from the loan. The note matures in November 2002 and requires principal and interest payments due monthly with interest accruing at 8.36%. The balance outstanding under this note was approximately $188,000 and $294,000 at April 30, 2001 and 2000, respectively.

F–12

9.  Stock Options and Warrants

The Company's 1997 Equity Incentive Plan, as amended (the "1997 Plan") provides for the granting of options to purchase up to 3,000,000 shares of common stock to eligible employees. Under the 1997 Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20% each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the common shares on the date of grant. The termination date of the 1997 Plan is October 6, 2008.

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

During fiscal year 2000, the Company recognized $142,500 compensation expense related to stock options issued to certain officers with exercise prices below fair market value.

Warrants

In September 1995, the Company granted rights to earn up to 50,000 warrants to a case management agency in connection with a Management and Affiliation Agreement. The warrants may be earned in each of the five years beginning May 1997 only if certain financial performance criteria are met. The exercise price is equal to the average closing price of the Company's common stock for the ten day period prior to April 30 for the year in which the warrants are earned. As of April 30, 2001, no warrants were earned under the agreement. Rights to earn 40,000 of the warrants were expired at April 30, 2001.

In November 1996, the Company granted warrants to purchase a total of 30,000 shares of common stock to the case management agency discussed above. The warrants are exercisable in increments of 5,000 shares per year for six years beginning May 1997. The exercise price is equal to the average closing price of the Company's common stock for the ten day period prior to April 30 for the covered year. As of April 30, 2001, warrants to purchase 20,000 shares of the Company's stock were outstanding at prices ranging from $3.84 to $19.19. The warrants expire in September 2002.

In 1996 and 1997, warrants to purchase 53,000 shares of the Company's common stock were issued to brokers in connection with certain financing transactions. The exercise price of the warrants was $2.50. The warrants expired in October 1999 before any were exercised.

In March 2000, warrants to purchase 1,000 shares of the Company's common stock were issued to an outside party at an exercise price of $4.50. The warrants are immediately exercisable and expire in March 2005. None of the warrants were exercised as of April 30, 2001.

In March 2000, the Company granted rights to an outside party to earn up to 10,000 warrants to purchase the Company's common stock. The exercise price of the warrants is $4.938. The warrants are earned only if certain criteria are met by the outside party. Upon being earned, the warrants are exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second and third anniversary of their respective effective dates. The warrants expire the earlier of five years from the date of grant or on the date the Membership Agreement with the outside party is terminated. As of April 30, 2001, warrants to purchase 500 shares of the Company's stock were outstanding under this agreement and none were exercised.

In April 2000, the Company granted rights to an outside party to earn up to 60,000 warrants to purchase the Company's common stock. The exercise price of the warrants is $3.50. The warrants expired in April 2001 before any were exercised.

F–13

A summary of the Company's stock option and warrant activity and related information is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding April 30, 1998	1,603,608	$10.86
Granted	2,091,582	7.25
Exercised	(37,230)	4.13
Forfeited	(980,550)	14.90

Outstanding April 30, 1999	2,677,410	6.68
Granted	1,063,000	2.51
Exercised	(844,139)	2.38
Forfeited	(912,476)	6.27

Outstanding April 30, 2000	1,983,795	6.38
Granted	561,100	2.19
Exercised	(197,000)	2.16
Forfeited	(401,335)	5.26

Outstanding April 30, 2001	1,946,560	5.83

At April 30, 2001, options and warrants to purchase 965,435 and 21,500 shares of common stock, respectively, were exercisable. Shares available for future grant under the 1997 and 1992 Plans totaled 596,360 at April 30, 2001. The weighted-average fair value of options and warrants granted was $1.53, $1.70, and $2.84 for the fiscal years ended April 30, 2001, 2000, and 1999, respectively.

A summary of options and warrants outstanding and exercisable at April 30, 2001 follows:

Options and Warrants Outstanding	Exercise Price Range			Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Options and Warrants Exercisable	Weighted Average Exercise Price
139,000	$1.38	-	$2.06	$1.69	8.4	14,500	$1.57
119,100	2.06	-	2.75	2.34	7.5	25,000	2.48
644,995	3.19	-	4.75	3.88	6.8	364,595	4.24
666,643	4.94	-	7.13	6.86	6.5	241,241	6.68
345,601	7.81	-	11.38	8.98	4.3	314,623	9.01
31,221	19.19	-	23.38	21.30	4.2	26,976	21.00

1,946,560				5.83	6.4	986,935	6.73

Adjusted pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was

F–14

estimated at the date of grant using the "Black-Scholes" method for option pricing with the following weighted-average assumptions for fiscal years 2001, 2000, and 1999:

	2001	2000	1999
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	5 75%	6 12%	4 71%
Annual dividend yield	—	—	—
Volatility	82 6%	70 0%	69 0%

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended April 30, 2001, 2000, and 1999 follows:

	2001	2000	1999
Pro forma net loss	$(12,162,678)	$(11,712,350)	$(2,747,903)
Pro forma net loss per share, basic	(1 71)	(1.77)	(0.40)
Pro forma net loss per share, diluted	(1 71)	(1.77)	(0.40)

10. Notes Receivable from Employees and Officers

In fiscal year 2001 and 2000, the Company loaned approximately $423,000 and $1.3 million, respectively, to certain employees and officers of the Company for the purchase of stock pursuant to the exercise of stock options. The notes receivable are recorded as a separate component of stockholders' equity in the accompanying balance sheets and totaled $539,260 and $332,000 at April 30, 2001 and 2000, respectively. The notes for purchase of stock are with recourse in addition to being collateralized by stock under the respective pledge agreements.

The Company also made available loans of approximately $451,000 to certain officers for related tax liabilities. The notes receivable are included in long-term accounts and notes receivable in the accompanying balance sheets and totaled approximately $451,000 and $352,000 at April 30, 2001 and 2000, respectively. The notes for related tax liabilities are without recourse. The notes are collateralized by stock under their respective pledge agreements.

11. Income Taxes

Income tax expense (benefit) consists of the following:

	2001	2000	1999
Federal:
Current	$(741,000)	$(1,000,000)	$(524,000)
Deferred	—	4,653,000	231,000

	(741,000)	3,653,000	(293,000)

State:
Current	(188,000)	—	(146,000)
Deferred	—	1,229,000	128,000

	(188,000)	1,229,000	(18,000)

	$(929,000)	$4,882,000	$(311,000)

F–15

At April 30, 2001, the Company had federal and state tax net operating loss carryforwards of approximately $20,412,000 and $13,132,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2019 and 2004, respectively, unless previously utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized in fiscal years 2001 and 2000 as realization of such assets is uncertain due primarily to changes in the Company's core business and associated business risks, including an unproven history of earnings in the new business segment.

Significant components of the Company's deferred tax assets and liabilities at April 30 are as follows:

	2001	2000
Deferred tax assets:
Allowance for bad debts	$2,388,000	$2,825,000
Contract settlement reserve	1,711,000	2,392,000
Other	445,000	61,000
Depreciation and amortization	692,000	482,000
Net operating loss carryforwards	7,899,000	5,491,000
Accrued compensation and employee benefits	—	188,000
Special charge	130,000	153,000

Total deferred tax assets	13,265,000	11,592,000

Deferred tax liabilities:
Right to bill	633,000	1,036,000
Non-accrual experience method	2,335,000	1,328,000

Total deferred tax liabilities	2,968,000	2,364,000

Net deferred tax asset before valuation allowance	10,297,000	9,228,000
Valuation allowance for deferred tax assets	(10,297,000)	(9,228,000)

Net deferred tax asset	$—	$—

A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,
	2001	2000	1999
Statutory federal income tax rate	-41%	-35%	35%
State income taxes, net of federal tax benefit	-2%	-6%	6%
Change in valuation allowance	35%	0%	0%
Net effect of valuation of deferred tax assets	0%	121%	0%

	-8%	80%	41%

F–16

12. Customers

Approximately 11% of the Company's consolidated revenues from continuing operations for the year ended April 30, 2001 were derived from contracts with outpatient psychiatric care providers that were not terminated during fiscal year 2001. Approximately 7% of consolidated revenues from continuing operations were from outpatient programs terminated during fiscal year 2001. Case management contracts, both of which continue to be operational, accounted for the remaining 82% of fiscal year 2001 consolidated revenues from continuing operations. There were no outpatient psychiatric care providers responsible for 10% or more of the Company's consolidated revenues from continuing operations in fiscal year 2001. Individual providers responsible for ten percent or more of the Company's consolidated revenues from continuing operations totaled 32% and 12% of revenues for the fiscal years ended April 20, 2000 and 1999, respectively.

13. Employee Benefits

The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee's deferral to a maximum of 3% of the employee's gross salary. The Company's matching contributions vest over a five-year period. For the years ended April 30, 2001, 2000, and 1999, the Company contributed approximately $116,000, $236,000, and $272,000, respectively, to match employee deferrals.

14. Commitments and Contingencies

Leases

The Company leases its corporate headquarters in San Diego under a non-cancelable leasing arrangement. During fiscal year 2001, the Company entered into a non-cancelable sublease agreement, which requires future minimum rental income to be received by the Company of $110,000. The Company also leases certain equipment under operating lease agreements. At April 30, 2001, future minimum lease payments for all operating leases with initial terms of one year or more are approximately $309,000 and $8,000 for the fiscal years ended April 2002 and 2003 and thereafter, respectively.

Rent expense from continuing operations totaled approximately $427,000, $2,052,000, and $2,668,000 for the years ended April 30, 2001, 2000, and 1999 respectively. Rent expense for the fiscal year ended April 30, 2001 is net of sublease rental income of $10,000.

Litigation

The Company is a party to various legal proceedings arising in the normal course of business. In management's opinion, the outcome of these proceedings is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

15. Special Charge (Credit)

A summary of the special charge for the year ended April 30, 2001 is as follows:

Severance	$600,164
Write-off of property and equipment	561,647
Other costs	84,614

Total special charge	$1,246,425

F–17

The special charge in fiscal year 2001 resulted primarily from management's decision to close 14 programs, reduce administrative overhead during the fiscal year, and the impairment charge recognized on InfoScriber's furniture, equipment, and certain other current assets under the provisions of SFAS No. 121. The components of the exit costs resulting from closing Outpatient Program locations and reducing operations and administrative overhead consist of severance for terminated employees, costs for non-cancelable facility lease commitments, write-offs of office furniture and equipment, and other miscellaneous charges.

A summary of the special charge for the year ended April 30, 2000 is as follows:

Severance	$800,349
Lease costs	371,166
Write-off of property and equipment	177,826
Other costs	83,482

Total special charge	$1,432,823

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

A summary of the special charge (credit) for the fiscal year ended April 30, 1999 is as follows:

CMI settlement:
Return of common stock	$(418,750)
Cash settlement	(150,000)
Release of liabilities and other	(109,542)

(678,292)
Write-off of goodwill	311,884
Write-off of property and equipment	104,000

Total special charge (credit)	$(262,408)

The special charge (credit) in fiscal year 1999 relates primarily to a favorable settlement of disputes and the restructuring of the relationship with Case Management Inc. ("CMI"). The Company originally incurred a special charge relating to the closing of several programs identified in the year ended April 30, 1998, which included a special charge relating to CMI. During fiscal year 1999, the Company resolved its dispute with CMI. The ultimate outcome of the dispute involved the return of common stock that was previously issued to CMI as part of the consideration for a restrictive covenant, a cash settlement, and the release of claims against the Company for certain liabilities. The favorable outcome with CMI resulted in a net credit of $678,292.

Additional components of the special charge (credit) include a charge of $311,884 to write down certain goodwill and a charge of $104,000 to establish a reserve for the write-off of certain property and equipment. The charges relate to goodwill at the Company's chemical dependency program and property and equipment at the Company's chemical dependency program and several additional sites.

F–18

Components of the accrued special charge at April 30, 2001 are as follows:

Non-cancelable lease costs	$95,000
Severance	148,000
Other costs	22,000

Accrued special charges, April 30, 2001	$265,000

Components of the accrued special charges at April 30, 2000 are as follows:

Non-cancelable lease costs	$192,000
Severance	133,000
Other costs	51,000

Accrued special charges, April 30, 2000	$376,000

Accruals for special charges are included in the accompanying balance sheets as a component of accrued expenses.

An analysis of the accrual activity during fiscal year 2001 is as follows:

Accrued special charges, April 30, 2000		$376,000
Impaired long-term assets, net	(14,000)
Lease costs, net	(97,000)
Severance, net	15,000
Other, net	(15,000)	(111,000)

Accrued special charges, April 30, 2001		$265,000

An analysis of the accrual activity during fiscal year 2000 is as follows:

Accrued special charges, April 30, 1999		$786,000
Costs to resolve claims	(400,000)
Impaired long-term assets	(104,000)
Lease costs, net	(90,000)
Severance, net	133,000
Other, net	51,000	(410,000)

Accrued special charges, April 30, 2000		$376,000

F–19

16. Related Party

In January 2001, the Company retained McGettigan, Wick & Co. Inc., which holds a seat in the Company's Board of Directors, to provide financial advisory services to the management and Board of Directors of the Company relative to the structuring, evaluation, negotiation, documentation, and closing of strategic alternatives for the Company. The fee for providing such services was $10,000, payable for three months commencing in February 2001, plus out-of-pocket expenses. Also due and payable upon consummation of any sale or merger of, acquisition by, or third-party financing for the Company will be a success fee equal to 5% of the consideration received or paid by the Company. The aggregate retainer fee of $30,000 will be credited against the success fee. If the Company were the acquiror, the success fee will be 0.5% of any equity consideration issued by the Company plus 0.167% of any assumed debt obligation of the seller.

17. Subsequent Event

In July 2002, after exploring numerous strategic alternatives, the Company has decided to terminate the operations of its InfoScriber subsidiary in the near future. The Company is in the process of evaluating the necessary steps to accomplish this task and is developing a formal disposition plan. The Company will account for the disposition of InfoScriber as a discontinued operation in fiscal year 2002, when the disposition plan is completed. However, in accordance with SFAS No. 121, the Company has recorded in the fourth quarter of fiscal year 2001 an impairment charge of approximately $464,000 related to InfoScriber's furniture, equipment, and certain other current assets, which has been included in the special charge in the statement of operations.

18. Disclosures About Reportable Segments

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

Activities classified as Other in the following schedule relate primarily to unallocated home office items. Assets for Outpatient Programs, Case Management Programs, and Health Information segment consist primarily of cash, accounts receivable, furniture and office equipment, and intangible assets. The Company evaluates the performance of each reportable segment based on income (loss) from operations before income taxes and before the cumulative effect of a change in accounting principle.

F–20

Revenues from one provider, which are included in the Case Management Programs segment, are greater than 10% of consolidated revenues for the year ended April 30, 2001 (see Note 12) and totaled approximately $14.0 million, $13.7 million, and $10.5 million for the years ended April 30, 2001, 2000, and 1999, respectively.

A summary of reportable segments is shown below. The summary excludes the previously disclosed Pharmaceuticals segment due to the discontinued operation of Stadt Solutions (see Note 2).

	Outpatient Programs	Cost Management Programs	Health Information Business	Other	Total
2001
Revenues	$3,265,169	$14,417,122	$—	$—	$17,682,291
Operating profit (loss)	1,629,151	1,321,783	(5,091,671)	(4,753,744)	(6,894,481)
Depreciation and amortization	33,361	648,758	2,817,217	622,346	4,121,682
Special charge	249,571	—	851,592	145,262	1,246,425
Net interest income	—	112,063	382,228	792,827	1,287,118
Income (loss) from continuing operations before income taxes and cumulative change	1,513,628	141,672	(8,378,252)	(4,975,894)	(11,698,846)
Total assets	3,502,460	1,681,523	3,707,182	12,467,909	21,359,074

2000
Revenues	$26,861,993	$14,298,819	$—	$1,349,367	$42,510,179
Operating profit (loss)	7,412,352	1,693,444	(1,296,519)	(8,487,664)	(678,387)
Depreciation and amortization	232,162	266,109	7,617	504,527	1,010,415
Special charge	1,432,823	—	—	—	1,432,823
Net interest income	—	—	—	1,465,069	1,465,069
Income (loss) from continuing operations before income taxes and cumulative change	5,672,808	748,586	(1,304,136)	(11,902,661)	(6,785,403)
Total assets	4,788,180	2,601,569	1,691,066	31,654,747	40,735,562

1999
Revenues	$43,662,377	$10,534,204	$—	$1,625,987	$55,822,568
Operating profit (loss)	14,603,771	1,268,794	—	(9,670,294)	6,202,271
Depreciation and amortization	283,438	199,827	—	624,465	1,107,730
Special credit	(262,408)	—	—	—	(262,408)
Net interest income	—	—	—	1,609,021	1,609,021
Income (loss) from continuing operations before income taxes and cumulative change	11,861,117	488,685	—	(11,424,034)	925,768
Total assets	17,254,231	2,892,800	—	46,905,454	67,052,485

F–21

19. Unaudited Quarterly Financial Information

The following table presents unaudited quarterly financial information for the eight quarters ended April 30, 2001. Management believes this information reflects all adjustments (consisting of normal recurring adjustments) that they consider necessary for a fair presentation with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period:

	Quarters For The Years Ended,
	April 30, 2001				April 30, 2000
	Unaudited				Unaudited
	4/30/01	1/31/01	10/31/00	7/31/00	4/30/00	1/31/00	10/31/99	7/31/99
	(in thousands, except per share amounts)
Revenues	$4,137	$4,100	$4,263	$5,182	$7,234	$9,946	$12,506	$12,824
Net (loss) income from continuing operations	(3,725)	(2,869)	(2,523)	(1,653)	(8,247)	(2,951)	243	(712)
Net (loss) income from discontinued operations, net of gain on sale	—	—	—	—	272	1,077	(406)	(279)
Net loss	(3,725)	(2,869)	(2,523)	(1,653)	(7,975)	(1,873)	(164)	(991)
Net loss per share:
Basic	(0.51)	(0.40)	(0.36)	(0.24)	(1.14)	(0.30)	(0.03)	(0.15)
Diluted	(0.51)	(0.40)	(0.36)	(0.24)	(1.14)	(0.30)	(0.03)	(0.15)

F–22

SCHEDULE II

PMR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C	COL. D		COL. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions- Describe		Balance at End of Period
Year ended April 30, 2001
Allowance for doubtful accounts	$7,142,662	$723,376	$2,353,709	(1)	$5,512,329
Contract settlement reserve	5,313,055	41,973	1,155,882	(2)	4,199,146
Year ended April 30, 2000
Allowance for doubtful accounts	10,781,138	5,128,847	8,767,323	(1)	7,142,662
Contract settlement reserve	6,672,727	1,945,806	3,305,478	(2)	5,313,055
Year ended April 30, 1999(3)
Allowance for doubtul accounts	9,081,610	4,427,962	2,728,434	(1)	10,781,138
Contract settlement reserve	7,479,993	1,983,123	2,790,389	(2)	6,672,727

(1)
Uncollectible accounts written-off, net of recoveries and reclassification of allowance from contract settlement reserve.
(2)
Contract settlement reserve written-off and reclassified to allowance for doubtul accounts.
(3)
Restated to remove activity of discontinued operations.

S–1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PMR CORPORATION FORM 10-K for the Fiscal Year Ended April 30, 2001
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES YEARS ENDED APRIL 30, 2001 AND 2000
CONTENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
PMR Corporation Consolidated Balance Sheets
PMR Corporation Consolidated Statements of Operations
PMR Corporation Consolidated Statements of Stockholders' Equity
PMR Corporation Consolidated Statements of Cash Flows
PMR CORPORATION Notes to Consolidated Financial Statements
SCHEDULE II PMR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS