Form 10-Q
period 2001-07-31
PMR CORP
filed 2001-09-12
CIK 829608

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-20488

PMR CORPORATION (Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (IRS Employer Identification No.)
501 Washington Street, 5th Floor San Diego, California (Address of Principal Executive Offices)	92103 (Zip Code)
619-610-4001 (Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of July 31, 2001, PMR Corporation had 7,255,017 shares of common stock outstanding.

PMR CORPORATION

INDEX

Part 1—FINANCIAL INFORMATION

Item 1. Financial Statements

PMR Corporation

Condensed Consolidated Balance Sheets

	July 31, 2001	April 30, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$13,901,725	$13,636,122
Short-term investments, available for sale	3,551,883	4,129,364
Accounts receivable, net of allowance for doubtful accounts of $5,002,000 in 2002 and $4,992,000 in 2001	730,027	794,549
Prepaid expenses and other current assets	361,954	453,768

Total current assets	18,545,589	19,013,803
Furniture and office equipment, net of accumulated depreciation of $2,557,000 in 2002 and $2,400,000 in 2001	583,975	742,754
Long-term accounts and notes receivable, net of allowance for doubtful acounts of $520,000 in 2002 and 2001	663,548	1,514,482
Other assets	67,236	88,035

Total assets	$19,860,348	$21,359,074

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$256,127	$466,564
Accrued expenses	1,542,266	1,274,788
Accrued compensation and employee benefits	452,275	530,646
Advances from case management agencies	1,383,411	1,312,187

Total current liabilities	3,634,079	3,584,185
Notes payable, long-term portion	44,028	81,284
Contract settlement reserve	4,199,146	4,199,146
Other long-term liabilities	19,807	27,360
Stockholders' equity:
Convertible preferred stock, $.01 par value, authorized shares—1,000,000; issued and outstanding shares—none in 2002 and 2001	—	—
Common stock, $.01 par value, authorized shares—19,000,000; issued and outstanding shares—7,255,017 in 2002 and 2001	72,550	72,550
Additional paid-in capital	31,279,109	31,259,688
Notes receivable from employees and officers	(539,260)	(539,260)
Accumulated other comprehensive income	40,981	49,747
Accumulated deficit	(18,846,245)	(17,348,126)
Treasury stock, common stock at cost—20,775 shares in 2002 and 10,000 shares in 2001	(43,847)	(27,500)

Total stockholders' equity	11,963,288	13,467,099

Total liabilities and stockholders' equity	$19,860,348	$21,359,074

See notes to condensed consolidated financial statements

PMR CORPORATION

Condensed Consolidated Statements of Operations

Unaudited

	Three months ended July 31,
	2001	2000
Revenues	$4,505,291	$5,182,411

Expenses:
Direct operating expenses	3,847,793	5,260,001
Research and development	196,872	—
Marketing, general and administrative	1,224,477	1,310,059
Provision for doubtful accounts	9,090	213,375
Depreciation and amortization	172,481	239,737
Special charge	725,935	140,075

Total expenses	6,176,648	7,163,247

Interest expense	(3,728)	(6,024)
Other income—interest	176,966	333,590

Net loss	$(1,498,119)	$(1,653,270)

Net loss per common share:
Basic	$(0.21)	$(0.24)

Diluted	$(0.21)	$(0.24)

Shares used in computing loss per share:
Basic	7,238,070	7,016,060

Diluted	7,238,070	7,016,060

See notes to condensed consolidated financial statements

PMR Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended July 31,
	2001	2000
Operating activities
Net loss	$(1,498,119)	$(1,653,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation expense	19,421	23,862
Special charge	725,935	140,075
Depreciation and amortization	172,481	239,737
Provision for doubtful accounts	9,090	213,375
Changes in operating assets and liabilities:
Accounts and notes receivables	906,366	1,730,930
Prepaid expenses and other assets	103,238	(29,649)
Accounts payable and accrued expenses	(668,894)	(436,902)
Accrued compensation and employee benefits	(78,371)	(148,832)
Advances from case management agencies	71,224	(129,412)
Contract settlement reserve	—	85,475
Deferred rent expense	(7,553)	(4,652)

Net cash (used in) provided by operating activities	(245,182)	30,737

Investing activities
Proceeds from the sale and maturity of short-term investments	1,915,059	1,120,261
Purchases of short-term investments	(1,346,344)	—
Software development costs	—	(953,641)
Purchases of furniture and office equipment, net of disposals	(4,327)	92,833

Net cash provided by investing activities	564,388	259,453

Financing activities
Payments on note payable to bank	(37,256)	(25,717)
Acquisition of treasury stock	(16,347)	(27,500)

Net cash used in financing activities	(53,603)	(53,217)

Net increase in cash and cash equivalents	265,603	236,973
Cash and cash equivalents at beginning of period	13,636,122	9,192,254

Cash and cash equivalents at end of period	$13,901,725	$9,429,227

See notes to condensed consolidated financial statements

PMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2001

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

NOTE B—EARNINGS PER SHARE

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

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2001	2000
Numerator:
Net loss available to common stockholders	$(1,498,119)	$(1,653,270)

Denominator:
Weighted average shares outstanding for basic earnings per share	7,238,070	7,016,060

Effects of dilutive securities:
Employee stock options and warrants	—	—

Dilutive potential common shares	—	—

Shares used in computing diluted loss per common share	7,238,070	7,016,060

Loss per common share, basic	$(0.21)	$(0.24)

Loss per common share, diluted	$(0.21)	$(0.24)

    No potential common shares were included in the computation of diluted earnings per share because the inclusion thereof would have had an antidilutive effect.

NOTE C—DISCLOSURES ABOUT REPORTABLE SEGMENTS

    In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in two reportable segments: Health Services Business and Health Information Business. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and healthcare industry participants. The Health Services Business segment consists of two Outpatient Programs and two Case Management Programs. Activities classified as "Other" in the following schedule relate primarily to unallocated home office items.

    A summary of segment activity is as follows:

	Three months ended July 31,
	Health Services Business	Health Information Business	Other	Total
2001
Revenues	$4,505,291	$—	$—	$4,505,291
Income (loss)	680,922	(1,265,297)	(913,744)	(1,498,119)

2000
Revenues	$5,182,411	$—	$—	$5,182,411
Income (loss)	485,184	(837,557)	(1,300,897)	(1,653,270)

NOTE D—NOTES RECEIVABLE FROM EMPLOYEES AND OFFICERS

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

    The Stock Notes are with recourse and the Tax Notes are without recourse. Both the Stock Notes and the Tax Notes are secured by stock under respective pledge agreements. As of July 31, 2001, after repayments from certain employees and officers, $539,000 is owed under the Stock Notes and $451,000 under the Tax Notes. $312,000 of the Stock Notes and all of the Tax Notes bear interest of 6.21% and are due on December 31, 2004. The rest of the Stock Notes are due on December 31, 2005 which bear interest of 5.87% per annum.

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

    When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company's officers, the words "may", "will", "expect", "anticipate", "continue", "forecast", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Forward-looking statements in this document include discussions regarding (i) future sources of revenue; (ii) the anticipated amount of expenditures associated with the termination of the InfoScriber operations and the potential royalties from the licensure of the InfoScriber application; (iii) forecasted cash flows for fiscal year 2002; (iv) potential indemnification obligations and uncollectable accounts; (v) the adequacy of contract settlement reserves; and (vi) the sufficiency of the Company's financial resources. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Please carefully review and consider the various disclosures advising interested parties of factors that affect the Company, including those discussed below and in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001 and the Company's other periodic reports and filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

    During the quarter ended July 31, 2001, the Company continued to focus on maximizing cash flow in the Outpatient and Case Management Programs.

    In July 2001, after exploring numerous strategic alternatives, the Company terminated the operations of its InfoScriber subsidiary and licensed the InfoScriber application to Conundrum Communications, Inc. ("Conundrum") on an exclusive and perpetual basis in the behavioral and social services areas.

    InfoScriber Corporation had a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and healthcare providers. The Company made significant progress in the completion of the software program, the signing and implementation of a group of select physicians as well as significant discussions with purchasers of the associated data. As anticipated, InfoScriber was using cash and the Company had hoped to seek additional third-party financing to fund the growth of the subsidiary. However, given the state of the capital markets and the need for significant additional investment to bring the InfoScriber subsidiary to profitability, it was determined in July 2001 that it would be in the shareholders' best interest to terminate the operations of InfoScriber. In addition, on July 30, 2001, the Company agreed to license the InfoScriber application to Conundrum. Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social service areas while our InfoScriber subsidiary will be eligible to receive royalties for a period of five (5) years. Other than some transition services, which will be reimbursed by Conundrum, and certain termination costs, already accounted for as part of the Company's special charges for the quarter ended July 31, 2001, we do not anticipate incurring any further costs associated with the InfoScriber subsidiary.

    The Company's cash, cash equivalents, and short-term investments position was $17.5 million at July 31, 2001. The Company expects this cash balance to increase during fiscal year 2002 as the Company's continuing operations produce positive cash flow and the Company continues to collect on accounts receivable balances from closed programs.

Sources of revenue

    Outpatient Programs.  The Company continues to manage or administer two Outpatient Programs with one acute care hospital. Although the Company is exploring strategic alternatives, including the sale or merger of its health services operations, the Company does not otherwise intend to continue to devote resources to develop additional Outpatient Programs. The Company expects that revenues from Outpatient Programs will decrease in fiscal year 2002 due to the likely restructuring of the existing contract.

    Revenues under the Outpatient Programs are recognized at estimated net realizable amounts when services are rendered based upon the Company's contractual arrangement with the hospital. Under the terms of the Company's current contract, as well as some of the Company's terminated or expired contracts, the Company is required to indemnify the providers for some or all of the Company's fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with the Company's fees for services rendered to patients were denied. In some instances, the Company is required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with the Company's fees for services rendered to patients were denied. As of July 31, 2001, the Company had recorded $4.2 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.

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

Results of Operations—Quarter Ended July 31, 2001 Compared to Quarter Ended July 31, 2000

    Revenue—Revenues decreased from $5.2 million for the quarter ended July 31, 2000 to $4.5 million for the quarter ended July 31, 2001, a decrease of $677,000, or (13.1%). The Outpatient Programs recorded revenues of $372,000 for the quarter ended July 31, 2001, a decrease of approximately $1.2 million or (75.8%) as compared to $1.5 million for the quarter ended July 31, 2000. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's Outpatient Programs. Revenues from the Company's Case Management Programs increased from $3.6 million for the quarter ended July 31, 2000 to $4.1 million for the quarter ended July 31, 2001, an increase of $487,000 or 13.4%. The increase was primarily due to an increase in patient enrollment as well as an increase in reimbursement rates from TennCare.

    Direct Operating Expenses—Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $3.8 million in the first quarter of fiscal year 2002, compared to $5.3 million a year ago, a decrease of 26.8%. As a percentage of revenues, direct operating expenses decreased to 85.4% for the quarter ended July 31, 2001 from 101.5% for the quarter ended July 31 2000. The decrease was primarily attributable to the decrease in direct operating expenses for the InfoScriber subsidiary.

    Research and Development—In the first quarter ended July 31, 2001, the Company incurred $197,000 in software development costs related to version 2 of the InfoScriber application. With the termination of the operations of InfoScriber, the Company does not anticipate incurring any further costs associated with research and development for InfoScriber.

    Marketing, General and Administrative—Marketing, general and administrative expenses from continuing operations were $1.2 million for the quarter ended July 31, 2001 versus $1.3 million for the quarter ended July 31, 2000. As a percentage of total revenues, marketing, general and administrative expenses were relatively unchanged at 27.2% and 25.3% for the quarters ended July 31, 2001 and 2000, respectively.

    Provision for Doubtful Accounts—Expenses related to the provision for doubtful accounts decreased from $213,000 for the quarter ended July 31, 2000 to $9,000 for the quarter ended July 31, 2001, a decrease of approximately $204,000 or (95.7%). The decrease was primarily due to fewer programs in fiscal year 2001. The Company expects the allowance for doubtful accounts to fluctuate based on the amount of claims under review in its Outpatient Programs and the number of programs that the Company manages or administers.

    Depreciation and Amortization—Depreciation and amortization expenses decreased from $240,000 for the quarter ended July 31, 2000 to $172,000 for the quarter ended July 31, 2001, a decrease of $67,000 or (28.1%). The decrease was due primarily to disposal and write-off of assets as a result of contract terminations or expirations.

    Special Charge—During the quarter ended July 31, 2001, the Company recorded special charges totaling $726,000. These charges were primarily for severance and other costs related to the termination of the InfoScriber operations as well as marketing and administrative services that were terminated during the period. For the same period in the preceding year, the Company incurred a charge of $140,000 related to contract terminations or expirations.

    Net Interest Income—Interest income, net of interest expense, decreased from $328,000 for the quarter ended July 31, 2000 to $173,000 for the quarter ended July 31, 2001, a decrease of $154,000 or (47.1%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at July 31, 2001 versus July 31, 2000. The reduction in these interest bearing assets was primarily a result of cash dividends of approximately $7.3 million paid in December 2000 and the cash burn from InfoScriber.

    Net loss—The Company recognized a net loss of $1.5 million during the quarter ended July 31, 2001 versus $1.7 million for the same period in the preceding year, a $155,000 decrease or (9.4%). The decrease was primarily due to the reduction in marketing, general and administrative expenses as well as provision for doubtful accounts, all of which resulted from the reduction in the Company's Outpatient Programs.

Liquidity and Capital Resources

    For the three months ended July 31, 2001, net cash used in operating activities was $245,000 versus $31,000 in cash provided by operating activities during the same period in the prior year.

    Working capital as of July 31, 2001 was approximately $14.9 million, a decrease of $518,000, as compared to working capital at April 30, 2001. Cash, cash equivalents and short-term investments totaled $17.5 million as of July 31, 2001, a decrease of $312,000 as compared to April 30, 2001. The decrease in working capital, cash and cash equivalents, and short-term investments was primarily a result of the cash burn from InfoScriber for the first quarter of fiscal year 2002.

    Working capital is anticipated to improve during fiscal year 2002 as a result of the Company's termination of its InfoScriber operations, positive cash flow from its existing operations, and the continued collection on accounts receivable balances from closed programs. Actual cash usage may fluctuate and vary depending upon PMR's success in executing strategic alternatives or based on further changes in the Company's Outpatient Programs and Case Management Programs. The Company also anticipates using working capital and, if necessary, incurring indebtedness in connection with selective acquisitions.

    Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes, including issuance under PMR's stock compensation plans. During the three months ended July 31, 2001, the Company repurchased 10,775 shares of its common stock at an average price of $1.52 per share, or $16,347 in open market transactions. All shares repurchased are held in treasury.

    Working capital may also be used, from time to time, to pay dividends to the Company's shareholders. No dividends were paid during the three months ended July 31, 2001.

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

    From time to time, we recognize charges to operations as a result of particular uncertainties associated with the healthcare reimbursement rules as they apply to the Outpatient Programs. During the first three months of fiscal year 2002, a portion of the Company's revenue was derived from the management of the Outpatient Programs. Since substantially all of the patients of the Outpatient Programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of July 31, 2001, we had recorded $4.2 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

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

    Management believes that the Company has the financial resources needed to meet its business requirements throughout fiscal year 2002. The Company will continue to evaluate the allocation of its financial resources including, but not limited to, the sale or merger of its health service operations, dividend distributions, and funding of on-going working capital requirements. The Company may also, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance other selective acquisitions of assets or businesses or for general corporate purposes. The

Company's ability to effect any such issuance will be dependent on its results of operations, its financial condition, current market conditions and other factors beyond its control.

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

Interest Rate Sensitivity

    The Company's financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $160,000 outstanding under this note at July 31, 2001.

    At July 31, 2001, the fair market value of the investment in debt securities was approximately $3.6 million, which includes an unrealized gain of approximately $41,000. These securities bear interest rates ranging from 3.74% to 7.55% and are generally short-term and readily marketable.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party.

Item 2—Changes in Securities and Use of Proceeds

    None

Item 3—Defaults upon Senior Securities

    None

Item 4—Submission of Matters to a Vote of Security Holders

    None

Item 5—Other Information

    None

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None

  (b)
  Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2001	PMR CORPORATION

	BY:	/s/ JEAN DUNN L. JEAN DUNN Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

	BY:	/s/ REGGIE ROMAN REGGIE ROMAN Vice President Finance & Strategic Planning (Principal Accounting Officer)

QuickLinks

PMR CORPORATION INDEX
Part 1—FINANCIAL INFORMATION Item 1. Financial Statements PMR Corporation Condensed Consolidated Balance Sheets
PMR CORPORATION Condensed Consolidated Statements of Operations Unaudited
PMR Corporation Condensed Consolidated Statements of Cash Flows Unaudited
PMR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) July 31, 2001
Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES