Form 10-Q
period 2001-10-31
PMR CORP
filed 2001-12-12
CIK 829608

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-20488

PMR CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2491707
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
501 Washington Street, 5th Floor San Diego, California	92103
(Address of Principal Executive Offices)	(Zip Code)

619-610-4001
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of October 31, 2001, PMR Corporation had 7,255,017 shares of common stock outstanding.

PMR CORPORATION

INDEX

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

PMR Corporation
Condensed Consolidated Balance Sheets

	October 31, 2001	April 30, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$13,122,877	$13,636,122
Short-term investments, available for sale	5,842,297	4,129,364
Accounts receivable, net of allowance for doubtful accounts of $5,096,000 in 2002 and $4,992,000 in 2001	325,720	794,549
Prepaid expenses and other current assets	316,686	453,768

Total current assets	19,607,580	19,013,803
Furniture and office equipment, net of accumulated depreciation of $2,683,000 in 2002 and $2,473,000 in 2001	446,494	742,754
Long-term accounts and notes receivable, net of allowance for doubtful
accounts of $520,000 in 2002 and 2001	664,166	1,514,482
Other assets	65,671	88,035

Total assets	$20,783,911	$21,359,074

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$186,638	$466,564
Accrued expenses	1,512,273	1,274,788
Accrued compensation and employee benefits	358,926	530,646
Advances from case management agencies	1,571,864	1,312,187

Total current liabilities	3,629,701	3,584,185
Note payable	15,426	81,284
Contract settlement reserve	4,199,146	4,199,146
Other long-term liabilities	12,254	27,360
Stockholders' equity:
Common stock, $.01 par value, authorized shares — 19,000,000; issued and outstanding shares — 7,255,017 in 2002 and 2001	72,550	72,550
Additional paid-in capital	31,294,656	31,259,688
Notes receivable from employees and officers	(539,260)	(539,260)
Accumulated other comprehensive income	86,474	49,747
Accumulated deficit	(17,898,135)	(17,348,126)
Treasury stock, common stock at cost — 49,475 shares in 2002 and 10,000 shares in 2001	(88,901)	(27,500)

Total stockholders' equity	12,927,384	13,467,099

Total liabilities and stockholders' equity	$20,783,911	$21,359,074

See notes to condensed consolidated financial statements

PMR CORPORATION
Condensed Consolidated Statements of Operations
Unaudited

	Three months ended October 31,		Six months ended October 31,
	2001	2000	2001	2000
Revenues	$4,933,471	$4,262,673	$9,438,762	$9,445,084

Expenses:
Direct operating expenses	3,992,053	3,851,759	7,839,846	8,287,807
Research and development	—	221,862	196,872	283,593
Marketing, general and administrative	953,863	1,907,661	2,178,340	3,979,942
Provision for doubtful accounts	(1,278,923)	172,481	(1,269,833)	385,856
Depreciation and amortization	137,720	222,313	310,201	462,050
Software development amortization	—	689,986	—	689,986
Special charge	332,035	70,450	1,057,970	210,525

Total expenses	4,136,748	7,136,512	10,313,396	14,299,759

Interest expense	(3,139)	(5,425)	(6,867)	(11,449)
Other income — interest	154,526	356,445	331,492	690,035

Net income (loss)	$948,110	$(2,522,819)	$(550,009)	$(4,176,089)

Earnings (loss) per common share
Basic	$0.13	$(0.36)	$(0.08)	$(0.60)

Diluted	$0.13	$(0.36)	$(0.08)	$(0.60)

Shares used in computing earnings (loss) per share:
Basic	7,224,392	7,008,017	7,231,231	7,012,039

Diluted	7,227,119	7,008,017	7,231,231	7,012,039

See notes to condensed consolidated financial statements

PMR Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended October 31,
	2001	2000
Operating activities
Net loss	$(550,009)	$(4,176,089)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	34,971	55,224
Special charge	1,057,970	210,525
Depreciation and amortization	310,201	1,152,036
Provision for doubtful accounts	(1,269,833)	385,856
Changes in operating assets and liabilities:
Accounts and notes receivable	2,588,978	3,337,691
Prepaid expenses and other assets	148,504	351,176
Accounts payable and accrued expenses	(1,100,411)	(881,759)
Accrued compensation and employee benefits	(171,720)	(215,581)
Advances from case management agencies	259,677	301,546
Contract settlement reserve	—	86,091
Deferred rent expense	(15,106)	(9,306)

Net cash provided by operating activities	1,293,222	597,410

Investing activities
Proceeds from the sale and maturity of short-term investments	3,045,088	6,588,510
Purchases of short-term investments	(4,721,294)	(708,150)
Software development costs	—	(1,187,655)
Purchases of furniture and office equipment	(3,002)	—

Net cash (used in) provided by investing activities	(1,679,208)	4,692,705

Financing activities
Payments on note payable to bank	(65,858)	(60,538)
Acquisition of treasury stock	(61,401)	(27,500)

Net cash used in financing activities	(127,259)	(88,038)

Net (decrease) increase in cash and cash equivalents	(513,245)	5,202,077
Cash and cash equivalents at beginning of period	13,636,122	9,192,254

Cash and cash equivalents at end of period	$13,122,877	$14,394,331

See notes to condensed consolidated financial statements

PMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2001

NOTE A—BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

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

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,
	2001	2000
Numerator:
Net income (loss) available to common stockholders	$948,110	$(2,522,819)

Denominator:
Weighted average shares outstanding for basic
earnings per share	7,224,392	7,008,017

Effects of dilutive securities:
Employee stock options and warrants	2,727	—

Dilutive potential common shares	2,727	—

Shares used in computing diluted loss per common share	7,227,119	7,008,017

Earnings (loss) per common share, basic	$0.13	$(0.36)

Earnings (loss) per common share, diluted	$0.13	$(0.36)

    No potential common shares were included in the computation of diluted earnings per share for the three months ended October 31, 2000 because the inclusion thereof would have had an antidilutive effect.

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

    A summary of segment activity is as follows:

	Six Months Ended October 31,
	Health Services Business	Health Information Business	Other	Total
2001
Revenues	$9,438,762	$—	$—	$9,438,762
Income (loss)	2,758,474	(1,431,032)	(1,877,451)	(550,009)
2000
Revenues	$9,445,084	$—	$—	$9,445,084
Income (loss)	797,468	(2,485,902)	(2,487,655)	(4,176,089)

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

    The Stock Notes are with recourse and the Tax Notes are without recourse. Both the Stock Notes and the Tax Notes are secured by stock under respective pledge agreements. As of October 31, 2001, after repayments from certain employees and officers, $539,000 is owed under the Stock Notes and $451,000 is owed under the Tax Notes. $312,000 of the Stock Notes and all of the Tax Notes bear interest at 6.21% per annum and are due on December 31, 2004. The rest of the Stock Notes bear interest at 5.87% per annum and are due on December 31, 2005.

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

Overview

    During the quarter ended October 31, 2001, the Company continued to focus on maximizing cash flow. The Company generated $948,000 in net income during the three months ended October 31, 2001, versus a loss of $2.5 million for the same period in the prior year. The income was a result of the continued positive operating margins in the Company's Health Services Business, termination of the Health Information Business, continued reduction in other operating costs, and collection of accounts receivable previously provided for as doubtful of collection. The income for the quarter ended October 31, 2001 included a reversal of bad debt expense of $1.3 million resulting primarily from the collection of previously reserved accounts receivable relating to closed outpatient programs. Excluding the effects of these collections as well as $332,000 in special charges due to certain staff terminations during the quarter, the Company's results from operations were approximately break-even.

    On July 30, 2001, the Company agreed to license the InfoScriber application to Conundrum Communications, Inc. ("Conundrum"). Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social service areas while the Company's InfoScriber subsidiary will be eligible to receive royalties for a period of five (5) years. As of October 31, 2001, no royalties have been earned by the Company. Other than some transition services that were already reimbursed by Conundrum, and certain termination costs, already accounted for as part of the Company's special charges for the quarter ended July 31, 2001, we do not anticipate incurring any further costs associated with the InfoScriber subsidiary.

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

    Revenues under the outpatient programs are recognized at estimated net realizable amounts when services are rendered based upon the Company's contractual arrangement with the hospital. Under the terms of the Company's current contract, as well as some of the Company's terminated or expired contracts, the Company is required to indemnify the providers for some or all of the Company's fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with the Company's fees for services rendered to patients were denied. In some instances, the Company is required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with the Company's fees for services rendered to patients were denied. As of October 31, 2001, the Company had recorded $4.2 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year.

    Case Management Programs.  For its case management programs in Tennessee, the Company receives a monthly case rate fee from the managed care consortium responsible for managing the Tennessee TennCare Partners State Medicaid Managed Care Program ("TennCare"). Revenue under the TennCare program is recognized in the period in which the related service is to be provided and may fluctuate based on rates set by the managed care consortium as well as level of patient enrollment.

Results of Operations—Quarter Ended October 31, 2001 Compared to Quarter Ended October 31, 2000

    Revenue—Revenues increased from $4.3 million for the quarter ended October 31, 2000 to $4.9 million for the quarter ended October 31, 2001, an increase of $671,000 or 15.7%. The outpatient programs recorded revenues of $370,000 for the quarter ended October 31, 2001, a decrease of approximately $304,000 or (45.1%) as compared to $675,000 for the quarter ended October 31, 2000. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's outpatient programs. Revenues from the Company's case management programs increased from $3.6 million for the quarter ended October 31, 2000 to $4.6 million for the quarter ended October 31, 2001, an increase of $975,000 or 27.2%. The increase was primarily due to an increase in patient enrollment as well as an increase in reimbursement rates from TennCare.

    Direct Operating Expenses—Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $4.0 million in the second quarter of fiscal year 2002, compared to $3.9 million a year ago, an increase of 3.6%. As a percentage of revenues, direct operating expenses decreased to 80.9% for the quarter ended October 31, 2001 from 90.4% for the quarter ended October 31 2000. The decrease was primarily attributable to the termination of the InfoScriber operations.

    Research and Development—The Company stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

    Marketing, General and Administrative—Marketing, general and administrative expenses from continuing operations were $954,000 for the quarter ended October 31, 2001 versus $1.9 million for the quarter ended October 31, 2000. As a percentage of total revenues, marketing, general and administrative expenses improved from 44.8% for the quarter ended October 31, 2000 to 19.3% for the quarter ended October 31, 2001. The improvement was primarily due to the elimination of marketing, general and administrative expenses related to the terminated InfoScriber operations.

    Provision for Doubtful Accounts—During the quarter ended October 31, 2001, the Company reversed $1.3 million in provision for doubtful accounts primarily due to the collection of previously reserved accounts receivable relating to closed outpatient programs.

    Depreciation and Amortization—Depreciation and amortization expenses decreased from $222,000 for the quarter ended October 31, 2000 to $138,000 for the quarter ended October 31, 2001, a decrease of $85,000 or (38.1%). The decrease was primarily due to disposal and write-off of assets as a result of contract terminations or expirations.

    Special Charge—During the quarter ended October 31, 2001, the Company recorded special charges totaling $332,000. These charges were primarily for severance and other costs related to terminations of certain general and administrative staff. For the same period in the preceding year, the Company incurred a charge of $70,000 related to contract terminations or expirations.

    Net Interest Income—Interest income, net of interest expense, decreased from $351,000 for the quarter ended October 31, 2000 to $151,000 for the quarter ended October 31, 2001, a decrease of $200,000 or (56.9%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at October 31, 2001 versus October 31, 2000. The reduction in the interest-bearing assets was primarily a result of cash dividends of approximately $7.3 million paid in December 2000 and the cash burn from InfoScriber, offset by positive cash flows for the six months ended October 31, 2001.

    Net Income—The Company's net income for the quarter ended October 31, 2001 was $948,000 versus a $2.5 million loss for the same period in the preceding year, a $3.5 million increase. Excluding the effects of the special collections (see Provision for Doubtful Accounts) and the special charges, operating results during the quarter ended October 31, 2001 were approximately break-even.

Results of Operations—Six Months Ended October 31, 2001 Compared to Six Months Ended October 31, 2000

    Revenue—Revenues for both six months ended October 31, 2001 and 2000 remained unchanged at $9.4 million. Outpatient Program revenues decreased from $2.2 million during the six months ended October 31, 2000 to $742,000 during October 31, 2001, or $1.5 million. The decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's outpatient programs. This $1.5 million decrease was equally offset by an increase in revenues from the case management programs. The increase in case management program revenues to $8.7 million for the six months ended October 31, 2001 was primarily due to an increase in patient enrollment as well as an increase in reimbursement rates from TennCare.

    Direct Operating Expenses—Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $7.8 million during the six months ended October 31, 2001, compared to $8.3 million a year ago, a decrease of 5.4%. As a percentage of revenues, direct operating expenses decreased to 83.1% for the six months ended October 31, 2001 from 87.7% for the six months ended October 31, 2000. The decrease was primarily attributable to the termination of the InfoScriber operations.

    Research and Development—The Company stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

    Marketing, General and Administrative—Marketing, general and administrative expenses from continuing operations were $2.2 million for the six months ended October 31, 2001 versus $4.0 million for the six months ended October 31, 2000. As a percentage of total revenues, marketing, general and administrative expenses improved from 42.1% for the six months ended October 31, 2000 to 23.1% for the six months ended October 31, 2001. The improvement was primarily due to the elimination of marketing, general and administrative expenses related to the terminated InfoScriber operations.

    Provision for Doubtful Accounts—During the quarter ended October 31, 2001, the Company reversed $1.3 million in provision for doubtful accounts primarily due to the collection of previously reserved accounts receivable relating to closed outpatient programs.

    Depreciation and Amortization—Depreciation and amortization expenses decreased from $462,000 for the six months ended October 31, 2000 to $310,000 for the six months ended October 31, 2001, a decrease of $152,000 or (32.9%). The decrease was primarily due to disposal and write-off of assets as a result of contract terminations or expirations.

    Special Charges—During the six months ended October 31, 2001, the Company recorded special charges totaling $1.1 million. These charges were primarily for severance and other costs related to the termination of the InfoScriber operations as well as marketing and administrative services that were terminated during the period. For the same period in the preceding year, the Company incurred a charge of $211,000 related to contract terminations or expirations.

    Net Interest Income—Interest income, net of interest expense, decreased from $679,000 for the six months ended October 31, 2000 to $325,000 for the six months ended October 31, 2001, a decrease of $354,000 or (52.2%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at October 31, 2001 versus October 31, 2000. The reduction in the interest-bearing assets was primarily a result of cash dividends of approximately $7.3 million paid in December 2000 and the cash burn from InfoScriber, offset by positive cash flows for the six months ended October 31, 2001.

    Net Loss—The Company's net loss for the six months ended October 31, 2001 was $550,000 versus $4.2 million for the same period in the preceding year, an improvement of $3.6 million. The decrease in losses was primarily due to reduced operating expenses during the first six months of fiscal year 2002 resulting from the termination of the InfoScriber operations as well as the $1.3 million reversal in provision for doubtful accounts.

Liquidity and Capital Resources

    For the six months ended October 31, 2001, net cash provided by operating activities was $1.3 million versus $597,000 during the same period in the prior year. The improvement in cash flow was primarily due to the reduction in operating losses.

    Working capital as of October 31, 2001 was approximately $16.0 million, an increase of $548,000, as compared to working capital at April 30, 2001. Cash, cash equivalents and short-term investments totaled $19.0 million as of October 31, 2001, an increase of $1.2 million as compared to April 30, 2001. The increase in working capital, cash and cash equivalents, and short-term investments was primarily a result of the collection of accounts receivable provided as doubtful as to collectibility in prior periods relating to closed outpatient programs.

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

    Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes, including issuance under PMR's stock compensation plans. During the six months ended October 31, 2001, the Company repurchased 39,475 shares of its common stock at an average price of $1.56 per share, or $61,401 in open market transactions. All shares repurchased are held in treasury.

    Working capital may also be used, from time to time, to pay dividends to the Company's stockholders. No dividends were paid during the six months ended October 31, 2001.

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

    From time to time, we recognize charges to operations as a result of particular uncertainties associated with the healthcare reimbursement rules as they apply to the outpatient programs. During the first six months of fiscal year 2002, a portion of the Company's revenue was derived from the management of the outpatient programs. Since substantially all of the patients of the outpatient programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of October 31, 2001, we had recorded $4.2 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all of the potential contract disallowances is not anticipated to occur during the current fiscal year. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

    In addition, we have been advised by the Centers for Medicare & Medicaid Services, formerly Health Care Financing Administration, that certain program-related costs are not allowable for reimbursement. Thus, we may be responsible for reimbursement of the amounts previously paid to us that are disallowed pursuant to obligations that exist with certain providers. Although we believe that the potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts so reserved, if and when they become due, could have a material adverse effect upon our cash flows and liquidity and, if greater amounts became due, on our business, financial condition, and results of operations.

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

Interest Rate Sensitivity

    The Company's financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $131,000 outstanding under this note at October 31, 2001.

    At October 31, 2001, the fair market value of the investment in debt securities was approximately $5.8 million, which includes an unrealized gain of approximately $86,000. These securities bear interest rates ranging from 2.3% to 7.55% and are generally short-term and readily marketable.

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

Item 2—Changes in Securities and Use of Proceeds

    On October 24, 2001, the Company's stockholders approved the following: (1) to increase by 1,000,000 the aggregate number of shares of Common Stock authorized for issuance under the 1997 Equity Incentive Plan; and (2) to increase by 500,000 the aggregate number of shares of Common Stock authorized for issuance under the Outside Directors Non-qualified Stock Option Plan. See Item 4 below.

Item 3—Defaults upon Senior Securities

    None

Item 4—Submission of Matters to a Vote of Security Holders

    On October 24, 2001, the Company held its Annual Meeting of Stockholders where Susan Erskine and Richard Niglio were re-elected as directors of the Company. The following directors continued in office after the meeting: Allen Tepper, Charles McGettigan, Mark Clein, Eugene Hill, and Satish Tyagi.

    In addition, the Company's stockholders approved the following: (1) to amend the 1997 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 1,000,000 to an aggregate number of 4,000,000; and (2) to amend the Outside Directors Non-qualified Stock Option Plan of 1992 to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 500,000 to an aggregate number of 1,025,000.

    The re-election of Susan Erskine as a director was approved with 4,288,014.56 votes in favor, 0 against, and 499,291 abstentions. The re-election of Richard Niglio as a director was approved with 4,291,844.56 in favor, 0 against, and 495,461 abstentions. The amendment to the 1997 Equity Incentive Plan was approved with 2,339,250.56 votes in favor, 834,441 against, and 502,813 abstentions. The amendment to the Outside Directors Non-qualified Stock Option Plan of 1992 was approved with 2,438,820.56 in favor, 734,841 against, and 502,843 abstentions.

Item 5—Other Information

    None

Item 6—Exhibits and Reports on Form 8-K

    (a)  Exhibits

           None

    (b)  Reports on Form 8-K

           None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2001	PMR CORPORATION
	BY:	/s/ REGGIE A. ROMAN REGGIE A. ROMAN Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
	BY:	/s/ SUSAN CHUA SUSAN CHUA Controller (Principal Accounting Officer)

QuickLinks

PMR CORPORATION INDEX
Part I — FINANCIAL INFORMATION
  Item 1. Financial Statements
PMR Corporation Condensed Consolidated Balance Sheets
PMR CORPORATION Condensed Consolidated Statements of Operations Unaudited
PMR Corporation Condensed Consolidated Statements of Cash Flows Unaudited
PMR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risks
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES