Form 10-Q
period 2002-01-31
PMR CORP
filed 2002-03-13
CIK 829608

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

Commission file number 0-20488

PMR CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2491707
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
501 Washington Street, 5th Floor San Diego, California	92103 (Zip Code)
(Address of Principal Executive Offices)

619-610-4001 (Registrant's Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of January 31, 2002, PMR Corporation had 7,145,442 shares of common stock outstanding.

PMR CORPORATION

INDEX

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PMR Corporation

Condensed Consolidated Balance Sheets

	January 31, 2002	April 30, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$11,367,100	$13,636,122
Short-term investments, available for sale	8,168,459	4,129,364
Accounts receivable, net of allowance for doubtful accounts of $3,932,000 in 2002 and $4,992,000 in 2001	1,458,443	794,549
Prepaid expenses and other current assets	406,922	453,768

Total current assets	21,400,924	19,013,803
Furniture and office equipment, net of accumulated depreciation of $2,570,000 in 2002 and $2,473,000 in 2001	306,430	742,754
Long-term accounts and notes receivable, net of allowance for doubtful accounts of $0 in 2002 and $520,000 in 2001	499,136	1,514,482
Other assets	65,671	88,035

Total assets	$22,272,161	$21,359,074

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$179,268	$466,564
Accrued expenses	1,231,522	1,274,788
Accrued compensation and employee benefits	292,529	530,646
Advances from case management agencies	1,872,722	1,312,187

Total current liabilities	3,576,041	3,584,185
Note payable	—	81,284
Contract settlement reserve	3,750,439	4,199,146
Other long-term liabilities	4,812	27,360
Stockholders' equity:
Common stock, $.01 par value, authorized shares—19,000,000; issued and outstanding shares—7,255,017 in 2002 and 2001	72,550	72,550
Additional paid-in capital	31,294,658	31,259,688
Notes receivable from employees and officers	(435,750)	(539,260)
Accumulated other comprehensive income	51,782	49,747
Accumulated deficit	(15,846,864)	(17,348,126)
Treasury stock, common stock at cost—109,575 shares in 2002 and 10,000 shares in 2001	(195,507)	(27,500)

Total stockholders' equity	14,940,869	13,467,099

Total liabilities and stockholders' equity	$22,272,161	$21,359,074

See notes to condensed consolidated financial statements

PMR CORPORATION

Condensed Consolidated Statements of Operations

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenues	$4,886,930	$4,099,796	$14,325,692	$13,544,880

Expenses:
Direct operating expenses	4,213,680	3,734,957	12,053,526	12,022,764
Research & development	—	379,247	196,872	662,840
Marketing, general and administrative	664,850	2,474,909	2,843,190	6,454,851
Provision for doubtful accounts	8,895	166,407	27,425	552,263
Recovery of provision for doubtful accounts	(1,937,012)	—	(3,225,375)	—
Depreciation and amortization	128,146	198,454	438,347	660,504
Software development amortization	—	1,034,978	—	1,724,964
Special charges (credit)	(22,588)	273,148	1,035,382	483,673

Total expenses	3,055,971	8,262,100	13,369,367	22,561,859

Interest expense	(2,537)	(4,871)	(9,404)	(16,320)
Interest income	178,369	368,463	509,861	1,058,498

Net income (loss) before income taxes	2,006,791	(3,798,712)	1,456,782	(7,974,801)
Income tax benefit	(44,481)	(929,305)	(44,481)	(929,305)

Net income (loss)	$2,051,272	$(2,869,407)	$1,501,263	$(7,045,496)

Earnings (loss) per common share
Basic	$0.29	$(0.40)	$0.21	$(0.99)

Diluted	$0.28	$(0.40)	$0.21	$(0.99)

Shares used in computing earnings (loss) per share:
Basic	7,192,179	7,152,702	7,218,214	7,085,593

Diluted	7,211,368	7,152,702	7,222,250	7,085,593

Dividend declared per share of common stock outstanding of 7,255,017 shares on December 29, 2000	$—	$1.00	$—	$1.00

See notes to condensed consolidated financial statements

PMR Corporation

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended January 31,
	2002	2001
Operating activities
Net income (loss)	$1,501,263	$(7,045,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	34,970	72,097
Special charge	1,035,382	483,673
Depreciation and amortization	438,347	2,385,468
Provision for doubtful accounts	(3,197,950)	552,263
Changes in operating assets and liabilities:
Accounts and notes receivable	3,549,402	4,057,375
Prepaid expenses and other assets	58,270	(421,011)
Accounts payable and accrued expenses	(1,697,578)	(655,395)
Accrued compensation and employee benefits	(238,117)	65,763
Advances from case management agencies	560,535	519,371
Contract settlement reserve	(448,707)	(1,113,909)
Deferred rent expense	(22,548)	(13,958)

Net cash provided by (used in) operating activities	1,573,269	(1,113,759)

Investing activities
Proceeds from the sale and maturity of short-term investments	(8,522,125)	13,981,098
Purchases of short-term investments	4,485,065	(2,197,530)
Software development costs	—	(1,187,654)
Purchases of furniture and office equipment	340,550	(213,111)

Net cash (used in) provided by investing activities	(3,696,510)	10,382,803

Financing activities
Proceeds from sale of common stock	—	218,062
Payments on note payable to bank	(81,284)	(87,408)
Acquisition of treasury stock	(168,007)	(27,500)
Proceeds from payments of notes receivable from employees and officers	103,510	—
Cash dividend paid	—	(7,255,017)

Net cash used in financing activities	(145,781)	(7,151,863)

Net (decrease) increase in cash and cash equivalents	(2,269,022)	2,117,181
Cash and cash equivalents at beginning of period	13,636,122	9,192,254

Cash and cash equivalents at end of period	$11,367,100	$11,309,435

See notes to condensed consolidated financial statements

PMR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2002

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of PMR Corporation ("PMR" or the "Company") have been included. Operating results for the three and nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

        During the quarter ended January 31, 2002, the Company recovered $1.9 million in provision for doubtful accounts. The recovery was primarily due to the collection of approximately $600,000 of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Numerator:
Net income (loss) available to common stockholders	$2,051,272	$(2,869,407)	$1,501,263	$(7,045,496)

Denominator:
Weighted average shares outstanding for basic earnings per share	7,192,179	7,152,702	7,218,214	7,085,593

Effects of dilutive securities:
Employee stock options and warrants	19,189	—	4,036	—

Dilutive potential common shares	19,189	—	4,036	—

Shares used in computing diluted earnings (loss) per common share	7,211,368	7,152,702	7,222,250	7,085,593

Earnings (loss) per common share, basic	$0.29	$(0.40)	$0.21	$(0.99)

Earnings (loss) per common share, diluted	$0.28	$(0.40)	$0.21	$(0.99)

        No potential common shares were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2001 because the inclusion thereof would have had an antidilutive effect.

NOTE C—DISCLOSURES ABOUT REPORTABLE SEGMENTS

        In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in two reportable segments: Health Services Business and Health Information Business. The Company's reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and healthcare industry participants. The Health Services Business segment consists of two outpatient programs and two case management programs. Under the Health Information Business, the Company has licensed its software application to Conundrum Communications, Inc. ("Conundrum") in exchange for eligibility to receive royalties for a period of five years. The Company does not anticipate incurring any further costs associated with the Health Information Business. Activities classified as "Other" in the following schedule relate primarily to unallocated home office items.

        A summary of segment activity is as follows:

	Nine months ended January 31,
	Health Services Business	Health Information Business	Other	Total
2002
Revenues	$14,325,692	$—	$—	$14,325,692
Income (loss) before income taxes	5,199,846	(1,412,799)	(2,330,265)	1,456,782
2001
Revenues	$13,544,880	$—	$—	$13,544,880
Income (loss) before income taxes	1,275,938	(5,489,075)	(3,761,664)	(7,974,801)

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

Overview

        During the quarter ended January 31, 2002, the Company continued to focus on maximizing cash flow. The Company had $2.1 million in net income during the three months ended January 31, 2002, versus a loss of $2.9 million for the same period in the prior year. The income for the quarter ended January 31, 2002 included a recovery of bad debt expense of $1.9 million resulting primarily from the collection of approximately $600,000 of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables. Excluding the effects of this recovery of bad debt expense, $23,000 in special charge recovery due to the sale of idle and previously retired assets, and a $44,000 tax benefit, the Company's net income from operations was approximately $47,000.

        On July 30, 2001, the Company agreed to license the InfoScriber application to Conundrum Communications, Inc. ("Conundrum"). Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social service areas while the Company's InfoScriber subsidiary will be eligible to receive royalties for a period of five years. As of January 31, 2002, no royalties have been earned by the Company. Other than some transition services that were already reimbursed by Conundrum, and certain termination costs, already accounted for as part of the Company's special charges for the quarter ended July 31, 2001, we do not anticipate incurring any further costs associated with the InfoScriber subsidiary.

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

        Revenues under the outpatient programs are recognized at estimated net realizable amounts when services are rendered based upon the Company's contractual arrangement with the hospital. Under the terms of the Company's current contract, as well as some of the Company's terminated or expired contracts, the Company is required to indemnify the providers for some or all of the Company's fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with the Company's fees for services rendered to patients were denied. In some instances, the Company is required to indemnify the hospital for certain of the hospital's direct costs if the claims associated with the Company's fees for services rendered to patients were denied. As of January 31, 2002, the Company had recorded $3.8 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances, if any, is not anticipated to occur during the current fiscal year.

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

Results of Operations—Quarter Ended January 31, 2002 Compared to Quarter Ended January 31, 2001

        Revenue—Revenues increased from $4.1 million for the quarter ended January 31, 2001 to $4.9 million for the quarter ended January 31, 2002, an increase of $787,000 or 19.2%. The outpatient programs recorded revenues of $348,000 for the quarter ended January 31, 2002, a decrease of approximately $216,000 or (38.2%) as compared to $564,000 for the quarter ended January 31, 2001. This decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's outpatient programs. Revenues from the Company's case management programs increased from $3.5 million for the quarter ended January 31, 2001 to $4.5 million for the quarter ended January 31, 2002, an increase of $1.0 million or 28.4%. The increase was primarily due to an increase in patient enrollment as well as an increase in reimbursement rates from TennCare.

        Direct Operating Expenses—Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $4.2 million in the third quarter of fiscal year 2002, compared to $3.7 million a year ago, an increase of 12.8%. As a percentage of revenues, direct operating expenses decreased to 86.2% for the quarter ended January 31, 2002 from 91.1% for the quarter ended January 31 2001. The decrease was primarily attributable to the termination of the InfoScriber operations.

        Research and Development—The Company stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

        Marketing, General and Administrative—Marketing, general and administrative expenses from continuing operations were $665,000 for the quarter ended January 31, 2002 versus $2.5 million for the quarter ended January 31, 2001. As a percentage of total revenues, marketing, general and administrative expenses improved from 60.4% for the quarter ended January 31, 2001 to 13.6% for the quarter ended January 31, 2002. The improvement was primarily due to the elimination of marketing, general and administrative expenses related to the terminated InfoScriber operations.

        Recovery of Provision for Doubtful Accounts—During the quarter ended January 31, 2002, the Company recovered $1.9 million in provision for doubtful accounts. The recovery was primarily due to the collection of approximately $600,000 of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

        Depreciation and Amortization—Depreciation and amortization expenses decreased from $198,000 for the quarter ended January 31, 2001 to $128,000 for the quarter ended January 31, 2002, a decrease of $70,000 or (35.4%). The decrease was primarily due to disposal and write-off of assets as a result of contract terminations or expirations.

        Special Charge—During the quarter ended January 31, 2002, the Company recorded a recovery of special charges totaling $23,000 primarily due to the sale of idle and previously retired assets. For the same period in the preceding year, the Company incurred special charges totaling $273,000 related to contract terminations or expirations.

        Net Interest Income—Interest income, net of interest expense, decreased from $364,000 for the quarter ended January 31, 2001 to $176,000 for the quarter ended January 31, 2002, a decrease of $188,000 or (51.6%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at January 31, 2002 versus January 31, 2001. The reduction in the interest-bearing assets was primarily a result of cash dividends of approximately $7.3 million paid in December 2000 and the cash burn from InfoScriber, offset by positive cash flows for the nine months ended January 31, 2002.

        Income Tax Benefit—The Company has received refunds amounting to $44,000 from various State tax authorities during the quarter ended January 31, 2002. For the same quarter in the previous year, the Company recorded refunds from the Internal Revenue Service and various State tax authorities for the sum of $929,000 associated with the Company's income tax returns for the fiscal year ended April 30, 2000. The Company has treated the entire amount of such refunds as income tax benefit during both quarters ended January 31, 2002 and 2001 because the Company had previously recognized a valuation allowance against all of its deferred tax assets. The valuation allowance was originally established because realization of the deferred tax assets was uncertain in light of the changes in the Company's core business and associated business risks.

        Net Income (Loss)—The Company's net income for the quarter ended January 31, 2002 was $2.1 million versus a $2.9 million net loss for the same period in the preceding year. Excluding the effects of the recovery of bad debt expense (see Recovery of Provision for Doubtful Accounts), a $23,000 in special charge recovery due to the sale of idle and previously retired assets, and a $44,000 tax benefit, the Company's net income from operations was approximately $47,000.

Results of Operations—Nine Months Ended January 31, 2002 Compared to Nine Months Ended January 31, 2001

        Revenue—Revenues for the nine months ended January 31, 2002 were $14.3 million, a $781,000 increase, or 5.8%, from $13.5 million for the same period the previous year. Outpatient program revenues decreased from $2.8 million during the nine months ended January 31, 2001 to $1.1 million during the nine months ended January 31, 2002. The decrease was primarily the result of the Company's changed business strategy and the associated reduction in the Company's outpatient programs. The case management program revenues increased by $2.4 million from $10.8 million during the nine months ended January 31, 2001 to $13.2 million during the nine months ended January 31, 2002, or 22.9%. The increase in case management program revenues was primarily due to an increase in patient enrollment as well as an increase in reimbursement rates from TennCare.

        Direct Operating Expenses—Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses remained unchanged at $12.0 million during the nine months ended January 31, 2001 and 2002. As a percentage of revenues, direct operating expenses decreased to 84.1% for the nine months ended January 31, 2002 from 88.8% for the nine months ended January 31, 2001. The decrease was primarily attributable to the termination of the InfoScriber operations.

        Research and Development—The Company stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

        Marketing, General and Administrative—Marketing, general and administrative expenses from continuing operations were $2.8 million for the nine months ended January 31, 2002 versus $6.5 million for the nine months ended January 31, 2001. As a percentage of total revenues, marketing, general and administrative expenses improved from 47.7% for the nine months ended January 31, 2001 to 19.7% for the nine months ended January 31, 2002. The improvement was primarily due to the elimination of marketing, general and administrative expenses related to the terminated InfoScriber operations.

        Recovery of Provision for Doubtful Accounts—During the nine months ended January 31, 2002, the Company recovered $3.2 million in provision for doubtful accounts. The recovery was primarily due to the collection of approximately $1.9 million of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

        Depreciation and Amortization—Depreciation and amortization expenses decreased from $661,000 for the nine months ended January 31, 2001 to $438,000 for the nine months ended January 31, 2002, a decrease of $223,000 or (33.6%). The decrease was primarily due to disposal and write-off of assets as a result of contract terminations or expirations.

        Special Charges—During the nine months ended January 31, 2002, the Company recorded special charges, net of recoveries, totaling $1.0 million. These charges were primarily for severance and other costs related to the termination of the InfoScriber operations as well as marketing and administrative services that were terminated during the period. For the same period in the preceding year, the Company incurred a charge of $484,000 related to contract terminations or expirations.

        Net Interest Income—Interest income, net of interest expense, decreased from $1.0 million for the nine months ended January 31, 2001 to $500,000 for the nine months ended January 31, 2002, a decrease of $542,000 or (52.0%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at January 31, 2002 versus January 31, 2001. The reduction in the interest-bearing assets was primarily a result of cash dividends of approximately $7.3 million paid in December 2000 and the cash burn from InfoScriber, offset by positive cash flows for the nine months ended January 31, 2002.

        Income Tax Benefit—The Company has received refunds amounting to $44,000 from various State tax authorities during the nine months ended January 31, 2002. For the same period in the previous year, the Company recorded refunds from the Internal Revenue Service and various State tax authorities for the sum of $929,000 associated with the Company's income tax returns for the fiscal year ended April 30, 2000. The Company has treated the entire amount of such refunds as income tax benefit during both nine month periods ended January 31, 2002 and 2001 because the Company had previously recognized a valuation allowance against all of its deferred tax assets. The valuation allowance was originally established because realization of the deferred tax assets was uncertain in light of the changes in the Company's core business and associated business risks.

        Net Income (Loss)—The Company's net income for the nine months ended January 31, 2002 was $1.5 million versus a loss of $7.0 million for the same period in the preceding year, an improvement of $8.5 million. The improvement in net income was primarily due to reduced operating expenses during the first nine months of fiscal year 2002 resulting from the termination of the InfoScriber operations as well as the $3.2 million recovery in provision for doubtful accounts.

Liquidity and Capital Resources

        For the nine months ended January 31, 2002, net cash provided by operating activities was $1.6 million versus net operating cash used of $1.1 million during the same period in the prior year. The improvement in cash flow was primarily due to the reduction in operating expenditures and collection of receivables from closed programs.

        Working capital at January 31, 2002 was approximately $17.8 million, an increase of $2.4 million, versus working capital at April 30, 2001. Cash, cash equivalents and short-term investments totaled $19.5 million at January 31, 2002, an increase of $1.8 million versus April 30, 2001. The increase in working capital was primarily due to the collection of approximately $1.9 million of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

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

        Additionally, the Company has continued to repurchase shares of its common stock. These shares will be used for corporate purposes, including issuance under PMR's stock compensation plans. During the nine months ended January 31, 2002, the Company repurchased 99,575 shares of its common stock at an average price of $1.69 per share, or $168,007 in open market transactions. All shares repurchased are held in treasury.

        Working capital may also be used, from time to time, to pay dividends to the Company's stockholders. No dividends were paid during the nine months ended January 31, 2002.

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

        From time to time, we recognize charges to operations as a result of particular uncertainties associated with the healthcare reimbursement rules as they apply to the outpatient programs. During the first nine months of fiscal year 2002, a portion of the Company's revenue was derived from the management of the outpatient programs. Since substantially all of the patients of the outpatient programs are eligible for Medicare, collection of a significant component of the Company's management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare's fiscal intermediaries. As of January 31, 2002, we had recorded $3.8 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all potential contract disallowances, if any, is not anticipated to occur during the current fiscal year. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management's view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

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

Interest Rate Sensitivity

        The Company's financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $102,000 outstanding under this note at January 31, 2002.

        At January 31, 2002, the fair market value of the investment in debt securities was approximately $8.2 million, which includes an unrealized gain of approximately $52,000. These securities bear interest rates ranging from 1.82% to 7.88% and are generally short-term and readily marketable.

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

Dated: March 13, 2002
PMR CORPORATION
	BY:	/s/ REGGIE A. ROMAN REGGIE A. ROMAN Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
	BY:	/s/ SUSAN CHUA SUSAN CHUA Controller (Principal Accounting Officer)

QuickLinks

PMR CORPORATION INDEX
Part I—FINANCIAL INFORMATION Item 1. Financial Statements
PMR Corporation Condensed Consolidated Balance Sheets
PMR CORPORATION Condensed Consolidated Statements of Operations Unaudited
PMR Corporation Condensed Consolidated Statements of Cash Flows Unaudited
PMR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) January 31, 2002
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