Form 10-K
period 2002-04-30
PMR CORP
filed 2002-07-29
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For The Transition Period From to

Commission File No. 0-20488

PMR Corporation

(Exact name of registrant as specified in its charter)

Delaware	23-2491707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1565 Hotel Circle South, 2nd Floor San Diego, California 10101 (Address of principal executive offices)	92108 (Zip Code)

(Registrant’s telephone number, including area code)

(619) 610-4001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K ☐ .

      As of July 26, 2002, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $7,549,134, based upon the closing price of the Common Stock reported on the Nasdaq National Stock Market of $1.85 per share. See footnote (1) below.

      The number of shares of Common Stock outstanding as of July 26, 2002 was 7,262,907.

DOCUMENTS INCORPORATED BY REFERENCE

      This form does not incorporate any documents by reference.

(1)	The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

PMR CORPORATION

FORM 10-K for the Fiscal Year Ended April 30, 2002

PART I

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the description of our business below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Item 1.     Business

      Over the past fourteen years PMR (and its subsidiaries) has been a leader in the development and management of specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness (“SMI”), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). PMR currently manages, administers or provides consulting services for outpatient and community-based psychiatric services for SMI patients, consisting of two outpatient programs (the “Outpatient Programs”) and case management programs for a case management agency in and around the Nashville, Tennessee area (the “Case Management Programs”). We refer to these programs in this document as “Health Services Programs”.

      During the fiscal year ended April 30, 2002, PMR continued to focus on maximizing cash flow in the Health Services Programs.

      In July 2001, after exploring numerous strategic alternatives, PMR terminated the operations of its Infoscriber subsidiary and licensed the Infoscriber application to Conundrum Communications, Inc. (“Conundrum”) on an exclusive and perpetual basis in the behavioral and social services areas.

      InfoScriber Corporation had a business plan to become a leading provider of strategic health information for pharmaceutical companies, medical device companies, managed care organizations and health care providers. PMR made significant progress in the completion of the software program, the signing and implementation of a group of select physicians as well as significant discussions with purchasers of the associated data. As anticipated, InfoScriber was using cash and PMR had hoped to seek additional third-party financing to fund the growth of the subsidiary. However, given the state of the capital markets and the need for significant additional investment to bring the InfoScriber subsidiary to profitability, it was determined in July 2001 that it would be in the stockholders’ best interest to terminate the operations of InfoScriber. In addition, on July 30, 2001, PMR agreed to license the InfoScriber application to Conundrum. Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social services areas while PMR’s InfoScriber subsidiary will be eligible to receive royalties for a period of five years.

      PMR was incorporated in the State of Delaware in 1988. The operations of PMR include the operations of its wholly-owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation, InfoScriber, and PMR Acquisition Corporation. The principal executive offices of PMR are located at 1565 Hotel Circle South, 2nd Floor, San Diego, California 92108. PMR’s telephone number is (619) 610-4001.

Health Services Programs

Outpatient Program Management Services

      One aspect of PMR’s historical business is the provision of management, administrative and consulting services to acute care hospitals, psychiatric hospitals and community mental health centers (“CMHCs”) with respect to their outpatient programs, specifically Outpatient Programs for patients diagnosed with SMI (“Outpatient Program Management Services”). PMR does not render any medical or clinical services in connection with its Outpatient Program Management Services; all of these services are provided by the hospitals, CMHCs, and their personnel.

      The Outpatient Programs that PMR currently manages or administers consist primarily of psychiatric partial hospitalization programs. In these programs, the patient is ambulatory, but requires intensive, coordinated clinical services for SMI. In general, these programs are an alternative to inpatient care. They involve patients in crisis or recovering from crisis who, thus, require more intensive clinical services than those generally available in a traditional outpatient setting.

      As of July 26, 2002, PMR manages or provides consulting services to two Outpatient Programs. These services are provided under a contract, which has a remaining term of approximately two years, with an acute care hospital. This contract governs the method by which PMR provides consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which PMR will be compensated. At each program location, PMR provides a program administrator, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program.

      Effective March 8, 2002, this contract provides for payment of a fixed monthly fee by the hospital. Previously, the fees payable to PMR were based on the services that PMR provided. The hospital maintains responsibility for substantially all direct program costs under the contract.

      Historically, the costs incurred by the providers (hospitals or CMHCs) for PMR’s Outpatient Program Management Services have been recovered by the provider through reimbursement by third party payors, typically Medicare and Medicaid. In that regard, the providers submitted invoices to the third party payors or requests for reimbursement in accordance with the regulations applicable to the governmental programs. The changing regulatory environment in recent years has resulted in the denial by Medicare or its fiscal intermediaries of claims for patient services rendered by the provider with respect to PMR’s services and/or disallowance of reimbursement to the providers for portions of PMR’s fees. Under the terms of some of PMR’s terminated or expired contracts, PMR is required to indemnify the providers for some or all of PMR’s fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with PMR’s fees for services rendered to patients were denied. In some instances, PMR is required to indemnify the hospital for certain of the hospital’s direct costs if the claims associated with PMR’s fees for services rendered to patients were denied. For further information regarding this matter, see “Item 7. PMR Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      The Outpatient Programs, after accounting for a $1.7 million reduction in contract settlement reserves, contributed revenues of $3.1 million for the fiscal year ended April 30, 2002, versus $3.3 million for fiscal year 2001. None of the Outpatient Programs that PMR administered during fiscal years 2002 and 2001 contributed more than 10% of PMR’s consolidated revenues from continuing operations for the respective years.

Case Management Programs

      PMR acquired the model for its Case Management Programs in 1993. That model, as refined by PMR since then, constitutes a proprietary system for managing, in a managed care environment, treatment, rehabilitation and support for a limited population of individuals diagnosed with SMI.

      Specifically, PMR’s Case Management Programs provide SMI patients with personalized, one-on-one services designed to stabilize their daily lives and to provide early intervention in crisis situations. In this fashion, PMR’s programs limit the incurrence of the costs related to catastrophic events leading to inpatient hospitalization. Each program utilizes a case manager whose responsibilities include consumer education, crisis plan development, crisis event response, patient needs assessment, review of patient treatment plans, linking patients to emergency services and reviewing and authorizing services. Depending upon the needs of the specific case management population and the varying markets, these services may include 24-hour case management, crisis intervention, respite services, housing assistance, medication management and routine health screening. In providing case management services, PMR does not provide medical or clinical services; such services are performed by the case management agency with whom PMR contracts.

      PMR’s Case Management Programs are located in and around Nashville, Tennessee. Prior to May 31, 2002, PMR also managed a Case Management Program in Memphis, Tennessee. In Tennessee, mental health care services for the Medicaid and qualified indigent population are provided under the Tennessee TennCare Partners State Medicaid Managed Care Program (“TennCare”). TennCare contracts with two behavioral health organizations (“BHOs”) that are subsidiaries of Magellan Health Services, Inc. and that are at risk for the required services throughout the State of Tennessee. The BHOs in turn contract with various providers, including a wholly-owned subsidiary of PMR, for the provision of services to TennCare enrollees. As of July 31, 2002, it is anticipated that all of the covered patients will be transferred to one of the BHOs. However, this should not have a material impact on PMR. The contracts between TennCare and the BHOs expire on or about December 31, 2003 and it is unknown whether the contracts will be extended or whether and how TennCare might initiate a bidding process for contracts after December 31, 2003, all of which creates uncertainty as to the future of the current arrangement. In general, PMR fulfills its contractual obligations to the BHOs pursuant to an exclusive agreement with the Nashville case management agency.

      The Nashville Case Management Program is administered pursuant to a management and affiliation agreement with the contracting case management agency. PMR is responsible for clinical systems, financial analysis, support services, contract development and other management and administrative services. Pursuant to the terms of the management and affiliation agreement, PMR manages and operates the delivery of case management and other covered psychiatric services. The case management agency is, however, responsible for staff personnel and program facilities, and retains final discretionary authority to approve the related policy manual, staffing issues and overall program operations. The term of the Nashville management and affiliation agreement has been extended to April 30, 2007 and may only be terminated upon the occurrence of events such as (i) a loss of accreditation or other required licensing or regulatory qualifications, (ii) material breach by either party, and (iii) certain legislative or administrative changes that may adversely affect the continued operation of the program. Through the Nashville Case Management Program, PMR currently provides case management services in and around Nashville to approximately 4,300 individuals residing primarily in the Nashville area.

      PMR had a second Case Management Program in Memphis, Tennessee, and the agreement with that case management agency expired on May 31, 2002.

      Case management contracts in Tennessee accounted for 92% and 82% of PMR’s consolidated revenues from continuing operations for fiscal year 2002 and fiscal year 2001, respectively.

Competition

      In general, the operation of psychiatric programs is characterized by intense competition. General, community and specialty providers, including national companies and their subsidiaries, provide many different health care programs and services. Many other companies engaged in the management of outpatient psychiatric programs compete with PMR for the establishment of affiliations with acute care providers. Many of these present and future competitors are substantially more established and have greater financial and other resources than PMR does. In addition, PMR’s current and potential providers may choose to manage mental health programs themselves rather than contract with PMR.

      There can be no assurance that PMR will be able to compete effectively with its present or future competitors, and any such inability could have a material adverse effect on PMR’s business, financial condition and results of operations.

Regulatory Matters

Compliance With Medicare Guidelines; Reimbursement for Partial Hospitalization Programs

      With respect to PMR’s revenues derived from payments made by providers to PMR for Outpatient Program Management Services, PMR bills its fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage and thus, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments.

      As discussed below, there are at least three factors that will affect the revenue received by hospitals for Outpatient Programs managed by PMR: (i) coverage of services by third party payors, principally Medicare, i.e., payors will not pay any amount unless the services are covered; (ii) the amounts paid by third party payors, principally Medicare, for covered services; and (iii) the amounts paid by patients or their secondary payors for “coinsurance”. To the extent that a hospital deems revenue for a program PMR managed to be inadequate, it may seek to terminate its contract with PMR or not renew the contract. Similarly, PMR will not obtain new contracts for Outpatient Program Management Services if prospective customers do not believe that such programs will generate sufficient revenue.

Medicare Coverage

      Medicare has published criteria limiting its coverage for partial hospitalization services to patients whose conditions are quite severe. The proper interpretation of Medicare’s coverage criteria is often not clear. In addition, “intermediaries,” or private contractors, who administer the Medicare program as contractors to the government, often interpret the Medicare coverage criteria in a very restrictive manner. Even when a patient should be found to meet the Medicare coverage, Medicare may deny coverage because the patient’s condition was not documented adequately in the patient’s medical record.

      Some adverse coverage determinations are made at the time the claim is presented. In such cases, Medicare does not pay for the services it deems not to be covered. In other instances, Medicare conducts coverage audits after claims have been paid. Often such audits are based on a sample of claims from a period, and the results of the sample are extrapolated to the universe of claims submitted for the entire period. In such instances, Medicare may demand repayment from the provider of several hundreds of thousands of dollars or more. Because the Office of the Inspector General of the Department of Health and Human Services (“OIG”) as well as the Centers for Medicine and Medicinal Services (“CMS”), formerly the Health Care Financing Administration of the Department of Health and Human Services, have both identified partial hospitalization services as having often been billed to and paid by Medicare even though the services did not meet Medicare’s coverage criteria, PMR expects the frequency and intensity of coverage reviews and audits of partial hospitalization services to continue or even to increase in the future.

      Coverage denials can have a direct adverse impact on PMR because some of its terminated contracts obligate PMR to refund to the provider fees paid to PMR, and in some instances certain of the hospital’s direct costs, with respect to services for which coverage is denied. See “Item 7. PMR Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Depending on the basis for the denial of coverage, the provider may be able to appeal the coverage denial. PMR has assisted providers in appealing coverage denials and have, to date, prevailed in many of the cases PMR has pursued, resulting in restoration of PMR’s fees previously not paid because of the denial. There can be no assurance that coverage denials for services managed by PMR will be overturned at that rate in the future. In addition, PMR does not undertake to appeal all services and may decide in the future not to pursue any such appeals. The appeal process can often extend for more than a year.

Medicare Payment Rates for Covered Services

      On or about August 1, 2000, under a new Medicare payment formula called the outpatient prospective payment system, Medicare began paying a pre-established rate to providers for outpatient services. Under the new formula, Medicare pays $206.82 per day (adjusted up or down for differences in wages from area to area) of partial hospitalization service, assuming that the services meet Medicare’s coverage criteria (see “— Medicare Coverage”). Medicare pays this amount regardless of whether it is more or less than a hospital’s actual costs, although there is a three-year transition period during which hospitals whose aggregate costs for Medicare outpatients exceed the Medicare rates will receive some additional Medicare payments, but not up to the level of full costs. The Medicare rates for outpatient services should be updated annually, but in the past when Medicare has adjusted other rates similar to its new rates for hospital outpatient services, the updates have often been increases in amounts that were less than the increase in the “hospital market basket,” i.e., the increase in costs of items and services purchased by hospitals. In some instances, Medicare has reduced rates in the updating process.

Patient Coinsurance, Medicaid Coverage of Medicare Coinsurance Amounts, and Medicare Allowable Bad Debts

      Although Medicare has established a rate for partial hospitalization services of $206.82 per day, Medicare will not pay that full amount to a hospital. It will deduct from that rate an amount for patient “coinsurance,” or the amount that the patient is expected to pay.

      Most of the patients receiving services in partial hospitalization programs managed by PMR are unable to pay the coinsurance amount. If such patients are also covered by Medicaid, the Medicaid program usually will not pay the Medicare coinsurance amount in states where PMR furnishes Outpatient Program Management Services such as where PMR’s two existing programs are located. Thus, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare “bad debt” as described in the following paragraph.

      To the extent that neither a Medicare patient nor any secondary payor for that patient pays the Medicare coinsurance amount after a documented reasonable collection effort or the patient’s indigence is documented, the provider is entitled to be paid 70 percent of this “bad debt” by Medicare. However, there are many instances when Medicare denies reimbursement for all or part of claimed bad debts for coinsurance on Medicare patients on grounds that the provider did not engage in a reasonable collection effort or that the provider failed to maintain adequate documentation of its collection effort or of the patient’s indigence.

Medicare Cost Reimbursement for Partial Hospitalization for Services Furnished Prior to Medicare’s Outpatient Prospective Payment System

      Prior to the implementation of Medicare’s outpatient prospective payment system, Medicare paid for partial hospitalization services on the basis of “reasonable cost,” subject to coinsurance of 20 percent of the provider’s charges. Medicare made interim payments to a provider based on an estimate of the provider’s cost, and then made a final settlement based on an annual cost report filed by the provider. Providers claimed fees paid to PMR as part of their allowable costs for serving Medicare covered patients. Under the applicable Medicare principles of reimbursement, PMR’s fees should be allowed if they are “reasonable” and relate to covered services. Medicare’s policy directs that generally the reasonableness of PMR’s fees should be evaluated by the market value of the services furnished by PMR. PMR believes that its fees are and have been fair market value for the services furnished. Nevertheless, there have been occasions when Medicare has disallowed a portion of PMR’s fees, and that may occur in the future as Medicare conducts audits of cost reports for periods through July 31, 2000 (or such time as cost reimbursement ends for hospital outpatient services). In some instances, PMR has a contractual obligation to repay a provider the amount of PMR’s fees, which are disallowed.

Medicare Criteria for “Provider-Based” Sites

      In order for Medicare to cover partial hospitalization services, the services must be furnished by a hospital or a CMHC. In many instances, PMR has managed Outpatient Programs for a hospital or CMHC in which the program has been conducted away from the main campus of the provider. Such services have been covered by Medicare as the provider’s services on the basis that the site where the services were furnished was a “provider-based” site. In 1996, Medicare published a policy that defined more narrowly than prior practice what was a “provider-based” site. In April 2000, Medicare published a final regulation that further defined what is a “provider-based” site. As a result of the Benefits Improvement and Protection Act of 2000, facilities treated as provider-based as of October 1, 2000 shall continue to be treated as provider-based until October 1, 2002, the effective date of the April 2000 final regulation. In addition, the April 2000 final regulation specifies instances when there may be retrospective recoveries of amounts previously paid by Medicare if a determination is made that a site was not “provider-based.” On May 9, 2002, CMS published a rule that proposes to further extend the “grandfathering” of provider-based entities. Under the proposed rule, a facility will continue to be treated as provider based until the start of the hospital’s first cost reporting period beginning on or after July 1, 2003. The proposed rule also specifies that in addition to possible recoupment of amounts previously paid, future payments may be adjusted to approximate the amounts that would be paid for the same services furnished by a freestanding facility. PMR is unable to predict when or if the provisions of this proposed rule will be adopted in final form.

      PMR believes that the sites it presently manages are provider-based within the meaning of the April 2000 final regulation, and PMR expects that its provider customers will obtain, or have obtained, determinations of such provider-based status from Medicare. However, it is possible that such sites will not obtain approval as provider-based sites or will lose such approval in the future. In such instances, there may be a loss of Medicare coverage for services furnished at that site and there may be a retrospective recovery by Medicare.

      There also is a risk that Medicare will determine that sites where PMR furnished Outpatient Program Management Services in the past were not provider-based. Such a determination would not necessarily trigger a demand for repayment from the provider because there is a “good faith” exception to demanding recoupment of amounts paid if the site: (i) was held out to the public as part of the provider; (ii) was part of the provider’s licensed premises (if licensure was required); (iii) the provider billed Medicare a facility charge; and (iv) the physicians practicing at the site properly indicated the site of service on their bills to Medicare for professional services. PMR believes, but cannot assure, that the sites PMR managed met the good faith exception for retrospective recoveries. If a site managed by PMR in the past were found not to have been provider-based and the “good faith” exception not met, Medicare would demand repayment in full for the amounts it had paid for partial hospitalization services for all periods, which are subject to reopening at the time of the determination (generally the 5 preceding years, but it could be more in individual circumstances). If such demands were made upon providers that had contracted with PMR, it is possible that the providers would seek indemnity or damages from PMR. In some instances, it is possible that a court would interpret PMR’s contract with a provider as requiring PMR to indemnify the provider asserting such a claim.

Compliance With Medicaid Regulations and Potential Changes

      PMR cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are political pressures on such legislatures in terms of controlling and reducing such appropriations. With respect to PMR’s Case Management Programs reimbursed by behavioral health organizations, the overall trend is generally to impose lower reimbursement rates including incentives to assume risk not only by licensed managed care organizations with whom state Medicaid agencies contract, but by subcontracted providers, such as PMR. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on PMR’s business, financial condition and results of operations.

      Some states may adopt substantial health care reform measures which could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and with respect to other individuals funded by public resources. The reduction in other public resources could have an impact upon the delivery of services to Medicaid recipients.

Specific Licensing of Programs

      PMR’s Outpatient Programs are operated as outpatient departments of providers, thus subjecting such programs to regulation by federal, state and local agencies. These regulations govern licensure and conduct of operations at the facilities, review of construction plans, addition of services and facilities and audit of cost allocations, cost reporting and capital expenditures. The facilities occupied by the programs must comply with the requirements of municipal building, health and fire codes. Inclusion of hospital space where the Outpatient Programs are furnished within the providers’ license, when required under applicable state laws, is a prerequisite to participation in the Medicare programs. Additionally, the provider’s premises and programs are subject to periodic inspection and recertification.

False Claims Investigations and Enforcement of Health Care Fraud Laws

      The OIG, as well as other federal, state, and private organizations, are aggressively enforcing their interpretation of Medicare and Medicaid laws and policies, and other applicable standards. Often in such enforcement efforts, the government has relied on the Federal Civil False Claims Act (“False Claims Act”). Under that law, if the government prevails in a case, it is entitled to treble damages plus not less than $5,000 nor more than $11,000 per claim, plus reasonable attorney fees and costs. In addition, a person found to have submitted false claims, or who caused the submission of false claims, can be excluded from governmental health care programs including Medicare and Medicaid. If a provider contracting with PMR were excluded from governmental health programs, no services furnished by that provider would be covered by any governmental health program. PMR could also be excluded from government health care programs if there were a finding that PMR had violated its obligations to those programs. If PMR were excluded, providers would as a practical matter, cease contracting for PMR’s Outpatient Program Management Services. If PMR were excluded from governmental health programs, providers contracting with PMR could not be reimbursed for amounts paid to PMR.

      To prevail in a False Claims Act case, the government need show only that a person submitted, or “caused” to be submitted, incorrect claims with “reckless disregard” or in “deliberate ignorance” of the applicable Medicare law. The government does not have to prove that the claims were submitted with the intent to defraud a governmental or private health care payor. The qui tam provisions of the False Claims Act permit individuals also to bring suits under the False Claims Act. The incentive for an individual to do so is that he or she will usually be entitled to approximately 15% to 30% of any ultimate recovery. Under the False Claims Act, the Department of Justice has successfully made demands on thousands of providers to settle alleged improper billing disputes at double alleged damages or more. Although PMR does not bill governmental programs directly, PMR could possibly be liable under the False Claims Act to the extent that PMR is found to have “caused” false claims to have been presented.

      There are many other civil and criminal statutes at the federal and state levels that may penalize conduct related to submitting false claims for health care services. The penalties under many of those statutes are severe, and the government often need not prove intent to defraud in order to prevail. Management believes that PMR is in material compliance with applicable regulatory and industry standards. However, in light of the complexity of the policies governing governmental health care programs together with changing and uncertain interpretations of those policies, it is impossible to be absolutely assured that the government (or a qui tam relator in the name of the government) will not assert that some of PMR’s conduct, or conduct by one of PMR’s customers, has given rise to a potentially large liability.

      In the past, there have been occasions when Medicare fiscal intermediaries have denied coverage for all or substantially all of the claims submitted by the providers where PMR had a management or administrative services contract. Such denials have occurred even though a physician has certified that the Outpatient Program services were medically necessary. Notwithstanding PMR’s ongoing efforts to assure that the Outpatient Program services furnished under contract are consistent with PMR’s understanding of the Medicare coverage criteria, it is possible that there will be future occasions when a substantial number of services furnished at a site managed by PMR will be denied coverage. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) grants the U.S. Department of Health and Human Services broad authority to impose civil monetary penalties on providers for certain activities. Among those activities are the repeated submission of claims for services which are not medically necessary. If there were again to be occasions when a Medicare fiscal intermediary denied a large number of claims for a site managed by us, it is possible that the government would seek sanctions from the provider and possibly from PMR. While PMR believes that it would be inappropriate for the government to seek such sanctions for services for which the coverage criteria are interpreted differently at different times and which have been ordered by a physician, it is not clear at this time how the government will apply this new authority.

Anti-Remuneration Laws

      Medicare and Medicaid law prohibits an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration to induce the referral of Medicare or Medicaid beneficiaries, or the purchase or arranging for or recommending of the purchase of items or services that may receive payment under Medicare, Medicaid, or other federally-funded health care programs. Several states have similar laws, which are not limited to services for which Medicare or Medicaid payments are made. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in Medicare, Medicaid or other applicable programs.

      The courts, OIG and administrative agencies interpret the federal anti-remuneration law broadly. Because of the federal statute’s broad scope, the regulations establish certain safe harbors from liability. Some of PMR’s practices do not satisfy all of the requirements necessary to fall under the applicable safe harbor. A practice that does not fall under a safe harbor, although not necessarily unlawful, may be subject to scrutiny and challenge. PMR believes that it is in substantial compliance with the legal requirements imposed by these laws and regulations, but there can be no assurance that PMR will not be subject to scrutiny or challenge under such laws or regulations. Such scrutiny or challenge may have a material adverse effect on PMR’s business, financial condition and results of operations.

Privacy and Confidentiality Legislation

      Most of PMR’s activities require PMR to receive or use confidential medical information about individual patients. In addition, PMR has used aggregated unidentified patient data for research and analysis purposes and with respect to PMR’s InfoScriber business. Federal and some state legislation restrict the use and disclosure of confidential medical information and the fact of treatment. There are specific requirements permitting disclosure, but inadequate or incorrect disclosure, even if inadvertent or negligent, can trigger substantial criminal and other penalties. To date, no such legislation has been enacted that adversely impacts PMR’s ability to provide its services.

      HIPAA requires the Department of Health and Human Services (“HHS”) to promulgate standards for health information privacy and security, as well as develop standards for electronic health transactions. These HIPAA rules, referred to collectively as Administrative Simplification, apply only to those entities defined as covered entities (health plans, “clearinghouses,” and those providers who transmit any health information in electronic form in connection with a standard transaction). HHS has published final regulations to protect the privacy of individually identifiable health information, setting forth the rights of individuals who are the subject of protected health information, and establishing the permitted uses and disclosures of personally identifiable health information. The effective date of the privacy regulations for compliance purposes is April 14, 2003. HHS has also published standards for electronic transactions which are effective for compliance purposes on October 16, 2002. This compliance date may be extended by one year to October 16, 2003, if the provider files a compliance extension form with the Centers for Medicare and Medicaid Services (“CMS”) by October 15, 2002. Additionally, HHS has issued a Notice of Proposed Rulemaking titled “Security and Electronic Signature Standards” to protect the security of health information when it is electronically maintained or transmitted. It is unknown at this time when these security regulations will be finalized.

      In connection with case management services PMR may electronically conduct activities, such as transmitting health care claims or equivalent encounter data, that may be classified as standard transactions under HIPAA. Therefore, PMR may need to convert its systems to adapt to the required HIPAA format to accommodate any covered entity clients that are directly subject to HIPAA rules and regulations. Under HIPAA, covered entities are obligated to enter into contractual agreements with any other entity to which they disclose protected health information and obligate such entities to protect the privacy and security of health information. Accessing the protected health information of its covered entity clients may make PMR the business associates of covered entities, or it is feasible that in certain circumstances PMR and/or its wholly-owned subsidiaries may be considered covered entities themselves. In either case, these HIPAA agreements may obligate PMR to install certain technical security protections and to establish new policies and procedures to insure the confidentiality and integrity of health information.

      The HHS Office of Civil Rights is the enforcement agency for HIPAA Administrative Simplification and may assess civil penalties which range from $100 to $25,000 per year for each violation of an identical requirement or prohibition of the standards, to civil and criminal penalties of up to $250,000 and 10 years of prison for wrongful disclosure of health information for commercial advantage, personal gain, or malicious harm. Additionally, there are various state laws governing the protection of medical information, including certain statutes which may provide enhanced protections for sensitive health information, such as mental health records. HIPAA’s civil and criminal sanctions apply only to covered entities. To the extent that PMR is not considered a covered entity itself, PMR’s HIPAA liability under Administrative Simplification would be limited to any contractual agreements PMR makes.

      The costs of conforming PMR’s systems to provide the privacy, security, and transaction standard conformance required by HIPAA Administrative Simplification and PMR’s covered entity customers may require substantial cost investment in PMR’s software, computers, policies and procedures, employee training, and other goods and services.

Unlicensed Practice of Medicine

      Many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. These laws vary from state to state and are interpreted by courts and regulatory agencies with broad discretion. PMR believes that its contractual arrangements do not violate these laws. PMR’s contractual arrangement and services, like InfoScriber, with some providers could possibly be challenged on the basis of being an alleged unlicensed practice of medicine, or the enforceability of provisions in that arrangement may be limited. In the event a regulatory authority limits or prohibits PMR or an affiliate from conducting PMR’s business, PMR’s contractual arrangements may require organizational modification or restructuring.

Insurance

      Mental health care and information services are always subject to the risk of liability. In recent years, participants in the mental health care industry have become subject to an increasing number of lawsuits that allege malpractice or other related legal theories. These lawsuits often involve large claims and incur significant defense costs. PMR maintains liability insurance intended to cover such claims, which is renewable annually. PMR believes that its insurance coverage conforms to industry standards. There are no assurances, however, that PMR’s insurance will cover all claims (e.g., claims for punitive damages), or that claims in excess of PMR’s insurance coverage will not arise. A successful lawsuit against PMR that is not covered by, or is in excess of, PMR’s insurance coverage may have a material adverse effect on PMR’s business, financial condition and results of operations. There are no assurances that PMR will be able to obtain liability insurance coverage on commercially reasonable terms in the future or that such insurance will provide adequate coverage against potential claims.

Recent Developments

      On May 6, 2002, PMR, PMR Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of PMR, and Psychiatric Solutions, Inc., a Delaware corporation, executed an Agreement and Plan of Merger, which was subsequently amended by Amendment No. 1 to Agreement and Plan of Merger dated as of June 10, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of July 9, 2002 (the “Merger Agreement”). The Merger Agreement is on file with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to PMR’s Registration Statement on Form S-4 filed by PMR on July 11, 2002.

      At the effective time of the merger, PMR Acquisition Corporation, a newly-formed, wholly-owned subsidiary of PMR, will merge with and into Psychiatric Solutions. Psychiatric Solutions will be the surviving corporation in the merger, and will become a wholly-owned subsidiary of PMR. In exchange for their outstanding shares of common stock or preferred stock in Psychiatric Solutions, stockholders of Psychiatric Solutions will receive newly-issued shares of PMR common stock. Options to acquire Psychiatric Solutions common stock will be converted into options to purchase shares of PMR common stock based on the common stock exchange ratio used in the merger. Warrants of Psychiatric Solutions will enable the holders to exercise these securities into shares of PMR common stock. After giving effect to the exercise of all outstanding options and warrants of Psychiatric Solutions following the merger, Psychiatric Solutions stockholders and PMR stockholders will own approximately 72% and 28% of the common stock of PMR, respectively, upon completion of the merger.

      The closing of the merger will occur as soon as practical after all conditions to the merger, other than those conditions that by their nature are to be satisfied at the closing, have been satisfied or waived, unless we agree on another time. As early as practicable on the closing date of the merger, we will file a certificate of merger with the Secretary of State of Delaware. The merger will become effective at or about the time we file the certificate of merger. We currently anticipate that we will complete the merger shortly after the PMR and Psychiatric Solutions special stockholder meetings, assuming our respective stockholders approve the merger and the other matters contemplated by the merger agreement, and that all other conditions to the merger have been satisfied or waived. The merger is conditioned upon approval by PMR’s stockholders of an amendment to PMR’s charter to (i) increase the number of authorized shares of PMR common stock, (ii) effect a 1-for-3 reverse stock split, and (iii) change the name of PMR to “Psychiatric Solutions, Inc.” We will file the certificate of amendment to PMR’s charter immediately before we file the certificate of merger.

Item 2.     Properties

      PMR owns no real property. PMR currently subleases approximately 3,500 square feet comprised of a lease for its corporate headquarters at 1565 Hotel Circle South, 2nd Floor, San Diego, California expiring on September 30, 2002, with an option to renew for six months. PMR carries property and liability insurance as required by its sublessors. PMR believes that its facilities are adequate for its short-term needs.

Item 3.     Legal Proceedings

      From time to time, PMR has been involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which PMR is a party.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2002.

PART II

Item 5.     Market for PMR’s Common Equity and Related Stockholder Matters

      PMR’s common stock is listed on the Nasdaq National Market under the symbol “PMRP”.

      The following table sets forth, for fiscal quarters indicated, the high and low sales prices for a share of PMR common stock as reported on the Nasdaq National Market.

	High	Low

Quarters for the fiscal year ended April 30, 2002
First Quarter	$1.75	$1.21
Second Quarter	$2.03	$1.23
Third Quarter	$2.14	$1.46
Fourth Quarter	$2.56	$1.83
Quarters for the fiscal year ended April 30, 2001
First Quarter	$4.00	$2.56
Second Quarter	$2.84	$2.00
Third Quarter	$3.00	$1.13
Fourth Quarter	$1.97	$1.31

      As of July 26, 2002, there were 102 holders of record of PMR’s common stock.

      In the third quarter of fiscal year 2000, PMR’s board of directors declared a special dividend of $1.50 per share of common stock payable to stockholders of record on January 26, 2000. The total amount of the dividend was approximately $10.6 million. In the third quarter of fiscal year 2001, PMR’s board of directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of the dividend was approximately $7.3 million. On May 6, 2002, PMR’s board of directors declared a special cash dividend of $1.70 per share of common stock payable on May 24, 2002 to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend was approximately $12.3 million.

      PMR’s board may declare an additional dividend prior to the closing of the merger with Psychiatric Solutions, subject to the closing condition in the merger agreement requiring PMR to have on hand a minimum of $5.05 million in cash and cash equivalents at the effective time.

Item 6.     Selected Financial Data

      The following table sets forth selected historical consolidated financial data of PMR as of the dates and for the periods indicated. The historical consolidated financial data for each of the years ended April 30, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of PMR and its predecessors. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical financial statements of PMR, and the related notes thereto contained elsewhere in this document.

	Fiscal Year Ended April 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Historical Consolidated Statements of Earnings Data:
Revenues from continuing operations(1)	$20,747	$17,682	$42,510	$55,823	$67,524
Net income (loss) from continuing operations(3)(4)(5)	5,821	(10,770)	(11,667)	(46)	1,788
Net income (loss) from discontinued operations, net of gain on sale(2)	—	—	664	(401)	—
Net income (loss)(6)	5,821	(10,770)	(11,003)	(447)	1,788
Net income (loss) per share from continuing operations:(7)
Basic	0.81	(1.52)	(1.77)	(0.01)	0.30
Diluted	0.81	(1.52)	(1.77)	(0.01)	0.27
Historical Consolidated Balance Sheets Data:
Working capital(8)	$20,824	$15,430	$29,926	$52,233	$52,150
Total assets	24,802	21,359	40,736	67,052	70,449
Long-term debt	—	81	196	294	392
Total liabilities	5,427	7,892	9,734	14,401	16,573
Stockholders’ equity(8)(9)	19,375	13,467	31,002	52,651	53,876

(1)	During fiscal year 2002, PMR recognized a reduction of approximately $1.7 million in contract settlement reserves due to estimated final settlement in provider cost reports. This reduction in contract settlement reserve was recorded as an increase in net revenues for the period.

(2)	During fiscal year 2000, PMR sold substantially all of its interest in Stadt Solutions LLC (“Stadt Solutions”, a majority owned subsidiary partially-owned by Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.). For fiscal years 2000 and 1999, PMR’s revenues related to this discontinued business segment, which commenced in July 1998, were approximately $27 million and $30 million, respectively.

(3)	In fiscal year 1999, PMR wrote-off costs after income taxes of approximately $951,000 relating to a terminated acquisition.

(4)	In fiscal years 2002 and 2001, PMR incurred non-cash stock compensation expense of approximately $155,000 and $95,000, respectively.

(5)	In fiscal year 2002, PMR recovered $3.4 million in provision for doubtful accounts, which was primarily due to the collection of approximately $1.9 million of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

(6)	In fiscal year 2002, PMR recognized $3.2 million in tax benefit resulting primarily from the economic recovery stimulus package approved by the 107th Congress of the United States of America, which allowed PMR to carryback the losses for a five-year period versus a two-year period, and various state tax refunds. In fiscal year 2001, PMR recognized an income tax benefit of approximately $929,000 resulting from federal and various state tax refunds for the fiscal year ended April 30, 2000. In the fourth quarter of fiscal year 2000, PMR established a tax asset valuation allowance of $5.9 million and reversed a current year net tax benefit of approximately $1.5 million to reserve fully for its deferred tax assets in conformity with SFAS No. 109, Accounting for Income Taxes. The reserve resulted in a total non-cash income tax of $7.4 million for the fiscal year ended April 30, 2000.

(7)	Does not give effect to the proposed 1-for-3 reverse stock split.

(8)	In the third quarter of fiscal year 2001, PMR’s Board of Directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of the dividend was approximately $7.3 million. In the third quarter of fiscal year 2000, PMR’s Board of Directors declared a special cash dividend of $1.50 per share of common stock payable on January 31, 2000 to stockholders of record on January 26, 2000. The total amount of the dividend was approximately $10.6 million.

(9)	PMR’s Stockholders’ Equity includes notes receivable from employees and officers of approximately $373,000 at April 30, 2002 and $539,000 at April 30, 2001. Also included are unrealized gains (losses) on investments of approximately $32,000 at April 30, 2002 and $50,000 at April 30, 2001 and treasury shares of approximately $196,000 at April 30, 2002 and $28,000 at April 30, 2001.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the more detailed information and consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. PMR’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “— Liquidity and Capital Resources”, as well as those discussed elsewhere in this document.

Overview

      Management of PMR has undertaken significant changes to its business and operations during fiscal year 2002 including terminating its InfoScriber operations and reducing corporate overhead. As a direct result of these changes plus $3.4 million in recoveries of certain accounts receivable previously provided as doubtful accounts and $3.2 million in tax benefit resulting primarily from the economic recovery stimulus package approved by the 107th Congress of the United States of America, which allowed PMR to carryback the losses for a five-year period versus a two-year period, PMR significantly improved results from operations and its financial position for the fiscal year ended April 30, 2002 versus 2001. The recovery of provision for doubtful accounts was primarily due to the collection of approximately $1.9 million of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables. PMR had approximately $5.8 million in net income during the fiscal year ended April 30, 2002 versus a loss of approximately $10.8 million for the same period in the prior year.

      During fiscal year 2002, PMR continued to focus on maximizing cash flow. At April 30, 2002, PMR’s cash and short-term investments totaled $22.6 million, as compared to $17.8 million at April 30, 2001. The increase in cash and short-term investments resulted primarily from the approximately $1.9 million collection of receivables from previously closed Outpatient Programs, a $2.6 million income tax refund, plus cash flow from operations.

      On July 30, 2001, PMR agreed to license the InfoScriber application to Conundrum. Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social service areas while PMR’s InfoScriber subsidiary will be eligible to receive royalties for a period of five years. As of April 30, 2002, no royalties have been earned by PMR. Other than some transition services that were already reimbursed by Conundrum, and certain termination costs already accounted for as part of PMR’s special charges for the fiscal year ended April 30, 2002, PMR does not anticipate incurring any further costs associated with the InfoScriber subsidiary.

      On February 15, 2001, PMR announced its intention to explore strategic alternatives to maximize stockholder value and currently retains Raymond James and Associates, Inc. to assist PMR in this process.

PMR also engaged the firm of McGettigan, Wick & Co. to assist in an advisory role. A principal of McGettigan, Wick & Co. serves on PMR’s Board of Directors. On May 6, 2002, PMR announced the execution of a definitive merger agreement dated May 6, 2002, providing for the merger of a wholly-owned subsidiary of PMR with and into Psychiatric Solutions, with Psychiatric Solutions being the surviving corporation and becoming a wholly-owned subsidiary of PMR. In connection with the merger, the stockholders of Psychiatric Solutions will exchange all preferred stock and common stock of Psychiatric Solutions for shares of PMR common stock, and outstanding options and warrants to acquire the common stock of Psychiatric Solutions will convert into the right to acquire the common stock of PMR. After giving effect to the exercise of all outstanding options and warrants of Psychiatric Solutions following the merger, stockholders of Psychiatric Solutions will own approximately 72% of the combined company and PMR stockholders will own approximately 28% of the common stock of PMR upon completion of the merger. The transaction will be subject to PMR stockholder approval, regulatory approval, and other customary closing conditions. In connection with and as a condition of closing, PMR has also proposed an amendment to its charter in order to effect a proposed 1-for-3 reverse stock split. The reverse stock split will be subject to PMR stockholder approval.

Sources of Revenue

     Outpatient Programs

      PMR continues to manage or administer two outpatient programs with one acute care hospital. PMR does not intend to continue to devote resources to develop additional outpatient programs. Prior to March 8, 2002, some of PMR’s contracts with the acute care hospital provided for payment of fees by the hospital based on the services rendered by PMR. Effective March 8, 2002, the payment of fees was converted to a fixed amount per month. The hospital maintains responsibility for substantially all direct program costs under this contract.

      Under the terms of PMR’s terminated or expired contracts, PMR is required to indemnify the providers for some or all of PMR’s fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with PMR’s fees for services rendered to patients were denied. In some instances, PMR is required to indemnify the hospital for certain of the hospital’s direct costs if the claims associated with PMR’s fees for services rendered to patients were denied. As of April 30, 2002, PMR had recorded $2.0 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances, if any, is not anticipated to occur during the current fiscal year. The $2.0 million in contract settlement reserves at April 30, 2002, is net of a $1.7 million reduction in contract settlement reserves during fiscal year 2002 due to estimated final settlement in Provider cost reports. This reduction in contract settlement reserve was recorded as an increase to net revenues for the period.

     Case Management Programs

      For its case management programs in Tennessee, PMR receives a monthly case rate fee from the managed care consortium responsible for managing the Tennessee TennCare Partners State Medicaid Managed Care Program (“TennCare”). Revenue under the TennCare program is recognized in the period in which the related service is to be provided and may fluctuate based on rates set by the managed care consortium as well as level of patient enrollment.

Results of Continuing Operations

      The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective financial items:

	Years Ended April 30,

	2002	2001	2000

Revenue from continuing operations	100.0%	100.0%	100.0%

Direct operating expenses	78.2%	86.5%	81.5%
Research and development	1.0%	5.6%	0.0%
Marketing, general and administrative	18.8%	46.9%	20.1%
Provision for (recovery of) doubtful accounts	(15.4)%	4.1%	12.1%
Depreciation and amortization	2.6%	7.7%	2.4%
Software development amortization	0.0%	15.6%	0.0%
Special charge	5.2%	7.0%	3.4%

Total expenses	90.4%	173.4%	119.5%

Interest expense	(0.1)%	(0.1)%	(0.1)%
Interest income	3.0%	7.4%	3.5%
Income (loss) from continuing operations before income taxes	12.5%	(66.1)%	(16.1)%
Income tax (benefit) expense	(15.6)%	(5.3)%	11.5%

Net income (loss) from continuing operations	28.1%	(60.8)%	(27.6)%

Fiscal Year Ended April 30, 2002 Compared to Fiscal Year Ended April 30, 2001

      Revenues. Revenue from continuing operations increased from $17.7 million for the fiscal year ended April 30, 2001 to $20.7 million for the fiscal year ended April 30, 2002, an increase of $3.0 million, or 16.9%. The increase was primarily due to a $3.2 million increase in Case Management Program revenues and a $1.7 million reduction in contract settlement reserves during fiscal year 2002 due to estimated final settlement in Provider cost reports, offset by a $1.9 million decrease in Outpatient Program revenues due to the termination of numerous programs in fiscal year 2001.

      Direct Operating Expenses. Direct operating expenses from continuing operations consist of costs incurred at program sites and costs associated with field management responsible for administering the programs. Direct operating expenses increased from $15.3 million for the fiscal year ended April 30, 2001 to $16.2 million for the fiscal year ended April 30, 2002, an increase of $900,000 or 5.9%. As a percentage of revenues, however, direct operating expenses were 78.2%, down from 86.5% for the fiscal year ended April 30, 2001 as a result of better operating margins during fiscal year 2002.

      Research and Development. PMR stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

      Marketing, General and Administrative. Marketing, general and administrative expenses decreased from $8.3 million for the fiscal year ended April 30, 2001 to $3.9 million for the fiscal year ended April 30, 2002, a decrease of $4.4 million or (53%). The decrease was primarily due to the reduction in corporate overhead costs resulting from the termination of the InfoScriber operations.

      Recovery of Provision for Doubtful Accounts. During the fiscal year ended April 30, 2002, PMR recovered $3.4 million in provision for doubtful accounts. The recovery was primarily due to the collection of approximately $1.9 million of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

      Depreciation and Amortization. Depreciation and amortization expense decreased from $1.4 million for the fiscal year ended April 30, 2001 to approximately $500,000 for the fiscal year ended April 30, 2002, a decrease of $900,000 or (64.3%). The decrease was primarily due to the disposal and write-off of assets in 2001 resulting from contract terminations or expirations.

      Special Charge. Special charges of approximately $1.1 million were recorded in fiscal year 2002 for lease termination costs, severance costs, and write-off of various assets primarily resulting from the termination of the InfoScriber operations and the associated corporate overhead reductions. The accruals for special charges included in the liabilities sections in the consolidated balance sheets at April 30, 2002 and 2001 were $203,000 and $265,000, respectively.

      Net Interest Income. Interest income, net of interest expense, decreased from $1.3 million for the fiscal year ended April 30, 2001 to $600,000 for the fiscal year ended April 30, 2002, a decrease of $700,000 or (53.8%). The decrease was primarily due to the lower interest rates and lower average balances in interest-bearing assets during fiscal year 2002 versus 2001. PMR paid cash dividends of approximately $7.3 million in December 2000.

      Income Tax (Benefit) Expense. For the fiscal year ended April 30, 2002, PMR recognized total income tax benefit of $3.2 million primarily resulting from the economic recovery stimulus package approved by the 107th Congress of the United States of America, which allowed PMR to carryback the losses for a five-year period versus a two-year period, and refunds from various State tax authorities. PMR has treated the entire $3.2 million as income tax benefit because PMR had previously recognized a valuation allowance against all of its deferred tax assets. The valuation allowance was originally established because realization of the deferred tax assets was uncertain in light of recurring net losses, changes in PMR’s core business and associated business risks.

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

      Research and Development. PMR incurred, in fiscal year 2001, approximately $1.0 million in research and development costs related to the development of Version 2 of its InfoScriber medication management system. PMR did not incur thereafter significant additional research and development costs for InfoScriber due to the termination of the operations of InfoScriber in July 2001.

      Marketing, General and Administrative. Marketing, general and administrative expenses for the fiscal year ended April 30, 2001 was relatively unchanged from that for the fiscal year ended April 30, 2000.

      Provision for Doubtful Accounts. Provision for doubtful accounts from continuing operations decreased from $5.1 million for the fiscal year ended April 30, 2000 to $700,000 for the fiscal year ended April 30, 2001, a decrease of approximately $4.4 million or (86.3%). As a percentage of revenues, the provision for doubtful accounts decreased to 4.1% in the fiscal year ended April 30, 2001 from 12.1% in fiscal year 2000. The decrease was due to lower revenues in fiscal year 2001 and the additional reserves taken in fiscal year 2000 due to anticipated difficulties in the collection of receivables related to Outpatient Program locations closed throughout fiscal year 2000. PMR expects the allowance for non-collectible accounts to fluctuate based on the amount of claims from our Outpatient Programs under review and the number of Health Services Programs that it manages.

      Depreciation and Amortization. Depreciation and amortization expense increased from $1.0 million for the fiscal year ended April 30, 2000 to $1.4 million for the fiscal year ended April 30, 2001, an increase of $400,000 or 40.0%. This increase was primarily due to the addition of computer equipment for InfoScriber and the change in estimates of useful life of certain assets related to the Case Management Program.

      Software Development Amortization. Amortization of the InfoScriber medication management software commenced upon its completion and commercial release in August 2000. Research for and development of Version 2 of the software started immediately thereafter. Version 2 was expected to completely replace Version 1 and was anticipated to be technically feasible shortly after April 30, 2001. Accordingly, PMR amortized the total capitalized cost of Version 1 of approximately $2.8 million through April 30, 2001. In July 2001, PMR terminated the operations of InfoScriber.

      Special Charge. Special charges of approximately $1.2 million were recorded in fiscal year 2001 for lease termination costs, severance costs, and write-off of various assets related to closures of numerous Outpatient Program locations and the impairment charge incurred on InfoScriber’s furniture, equipment, and certain other current assets under the provisions of SFAS No. 121. The accruals for special charges included in the liabilities sections in the consolidated balance sheets at April 30, 2001 and 2000 were $265,000 and $376,000, respectively.

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

      Income Tax (Benefit) Expense. The income tax benefit of $929,000 in fiscal year 2001 is related to the federal and various state tax refunds recognized for the fiscal year ended April 30, 2000. Income tax expense for fiscal year 2000 was $4.9 million as a result of establishing a non-cash valuation allowance to fully reserve for deferred tax assets in conformity with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The valuation allowance was recognized in fiscal year 2000 because realization of the deferred tax assets was uncertain in light of the changes in PMR’s core business and associated business risks, including an unproven history of earnings in InfoScriber. PMR continued to fully reserve for its tax assets in fiscal year 2001.

      Results from Discontinued Operation. In the third quarter of fiscal year 2000, PMR sold substantially all of its interest in Stadt Solutions. The transaction, which eliminated PMR’s ownership interest, resulted in cash proceeds of $3.3 million and a gain of $664,000, net of operating losses related to Stadt Solutions during fiscal year 2000. There were no discontinued operations in fiscal year 2001.

Liquidity and Capital Resources

      For the fiscal year ended April 30, 2002, net cash provided by operating activities was $5.2 million as compared to net cash used in operating activities of $1.5 million in fiscal year 2001. The increase in cash flows from operating activities was primarily due to the decrease in operating expenses resulting from the termination of the InfoScriber operations, $1.9 million in collection of previously reserved accounts receivable, and $2.6 million in income tax refunds, net of payments.

      Cash and cash equivalents and short-term investments at April 30, 2002 were $22.6 million, an increase of $4.8 million, or 27.0%, as compared to $17.8 million at April 30, 2001. Working capital at April 30, 2002 was $20.8 million, an increase of $5.4 million, or 35.1%, as compared to working capital of $15.4 million at April 30, 2001. The increase in working capital was primarily due to the increase in cash provided by operating activities discussed in the preceding paragraph and a change in estimate on the collectability of certain other related receivables.

      Actual cash usage during fiscal year 2003 may fluctuate and vary depending upon PMR’s cash flow from its existing operations, success in continued collection on accounts receivable balances from closed programs, and completion of the merger agreement with PSI.

      Working capital may also be used, from time to time, to pay dividends to PMR’s stockholders. In connection with the execution of the merger agreement, on May 6, 2002, the Board of Directors of PMR declared a special cash dividend in the amount of $1.70 per share, payable on May 24, 2002, to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend that was paid on May 24, 2002 was approximately $12.3 million.

      Additionally, the PMR board of directors has authorized the repurchase of up to 15% of PMR’s outstanding common stock. Purchased shares will be used for corporate purposes including issuance under PMR’s stock compensation plans. The purchases will be made from time to time in open market transactions. During fiscal year 2001, PMR repurchased 10,000 shares of its common stock at an average price of $2.75 per share or $27,500 in open market transactions. During the fiscal year ended April 30, 2002, PMR repurchased 99,575 shares of its common stock at an average price of $1.69 per share, or $168,007 in open market transactions. All shares repurchased are held in treasury.

      In connection with its outpatient programs, PMR maintains reserves to cover the potential impact of two significant uncertainties: (i) PMR may have an obligation to indemnify certain providers for some portions of its management fee which may be subject to disallowance upon audit of a provider’s cost report by fiscal intermediaries; and (ii) PMR may not receive full payment of the management fees owed by a provider during the periodic review of the provider’s claims by the fiscal intermediaries.

      From time to time, PMR recognizes charges to operations as a result of particular uncertainties associated with the healthcare reimbursement rules as they apply to the outpatient programs. During the fiscal years 2000, 2001, and 2002, a portion of PMR’s revenue was derived from the management of the outpatient programs. Because substantially all of the patients of the outpatient programs are eligible for Medicare, collection of a significant component of PMR’s management fees is dependent upon reimbursement of claims submitted to fiscal intermediaries by the hospitals or community mental health centers on whose behalf these programs are managed. Certain of PMR’s contracts with providers contain warranty obligations that require PMR to indemnify such providers for the portion of PMR’s management fees disallowed for reimbursement by Medicare’s fiscal intermediaries. As of April 30, 2001 and 2002, PMR had recorded $4.2 million and $2.0 million, respectively, in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all potential contract disallowances, if any, is not anticipated to occur during the current fiscal year. Although PMR believes that its potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on PMR’s short-term liquidity. Certain factors are, in management’s view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to PMR.

      In addition, PMR has been advised by the Centers for Medicare & Medicaid Services, formerly Health Care Financing Administration, that certain program-related costs are not allowable for reimbursement. Thus, PMR may be responsible for reimbursement of the amounts previously paid to PMR that are disallowed pursuant to obligations that exist with certain providers. Although PMR believes that the potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that such reserves will be adequate. The obligation to pay the amounts so reserved, if and when they become due, could have a material adverse effect upon PMR’s cash flows and liquidity and, if greater amounts became due, on PMR’s business, financial condition, and results of operations.

      Management believes that PMR has the financial resources needed to meet its business requirements throughout fiscal year 2003. PMR will continue to evaluate the allocation of its financial resources including, but not limited to, the merger with PSI, dividend distributions, and funding of on-going working capital requirements. PMR may also, from time to time, use working capital, issue debt or equity securities, or a combination thereof, to finance other selective acquisitions of assets or businesses or for general corporate purposes. PMR’s ability to effect any such issuance will be dependent on its results of operations, its financial condition, current market conditions and other factors beyond its control.

Impact of Inflation

      A substantial portion of PMR’s revenue is subject to reimbursement rates that are regulated by the federal and state governments and that do not automatically adjust for inflation. As a result, increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect PMR’s earnings in the future.

Forward-Looking Statements

      In this document, we make forward-looking statements that include assumptions as to how PMR may perform in the future. You will find many of these statements in the following sections:

•	“Business” beginning on page 1; and

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 13.

      Also, when we use words like “may,” “may not,” “believes,” “does not believe,” “expects,” “does not expect,” “anticipates,” “does not anticipate” and similar expressions, we are making forward-looking statements. Forward-looking statements should be viewed with caution.

      As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that forward-looking statements involve risks and uncertainties that may affect our actual results of operations. Statements in this document that are forward-looking and that provide other than historical information involve those risks and uncertainties. Our forward-looking information reflects our best judgment based on current information. Forward-looking information involves, however, a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of our forward-looking information. While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including our ability to:

•	generate acceptance and use of our services;

•	protect our intellectual property rights;

•	respond to competition in our industry;

•	ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	comply with federal and state governmental regulation covering healthcare-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	assist providers in meeting the Health Care Financing Administration’s requirements to ensure reimbursement for services performed;

•	comply with federal and state anti-remuneration laws prohibiting the granting or receiving of remuneration in connection with services that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs;

•	respond to changes in Medicare, Medicaid, and other governmental regulations regarding alternative health care delivery systems and payment methodologies;

•	maintain significant existing reserves to cover reimbursement risks posed by the indemnification of certain providers and the reduction of outstanding fee amounts;

•	successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

•	maintain liability insurance coverage on commercially reasonable terms to ensure adequate coverage against potential claims; and

•	attract, retain and motivate qualified personnel.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      PMR’s financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36%. There was approximately $72,000 outstanding under this note at April 30, 2002 and approximately $188,000 outstanding under this note at April 30, 2001.

      At April 30, 2001, the fair market value of PMR’s investment in debt securities was approximately $4.1 million, which includes an unrealized holding gain of approximately $50,000. These securities bear interest rates ranging from 4.57 percent to 7.55 percent and are generally short-term and readily marketable. At April 30, 2002, the fair market value of the investment in debt securities was approximately $7.8 million, which includes an unrealized gain of approximately $32,000. These securities bear interest rates ranging from 1.10% to 7.88% and are generally short-term and readily marketable.

      PMR does not and has not used derivative financial instruments for any purpose, including hedging or mitigating interest rate risk, and PMR believes the increase in the fair value of its investments in debt securities due to interest rate sensitivity is temporary in nature. This determination was based on the marketability of the instruments, PMR’s ability to retain its investment in the instruments, past market movements and reasonably possible, near-term market movements. Therefore, PMR does not believe that potential, near-term gains or losses in future earnings, fair values, or cash flows from changes in interest rates are likely to be material.

Exchange Rate Sensitivity

      PMR does not currently have financial instruments that are sensitive to foreign currency exchange rates.

Item 8.     Financial Statements and Supplementary Data

      Financial Statements and supplementary data of PMR are provided at the pages indicated in Item 14(a).

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There has not been any change of accountants or any disagreements with PMR’s accountants on any matter of accounting practice or financial disclosure during the reporting periods.

PART III

Item 10.     Directors and Executive Officers

Meetings of the Board

      During the fiscal year ended April 30, 2002, PMR’s Board of Directors met eight times.

Directors of PMR

      The following individuals currently serve on PMR’s Board of Directors: Allen Tepper, Mark P. Clein, Charles C. McGettigan, Susan D. Erskine, Richard A. Niglio, Eugene D. Hill, III, and Satish Tyagi. Each of the current directors of PMR other than Charles C. McGettigan and Mark P. Clein will continue in office until the closing of the merger with Psychiatric Solutions. Messrs. McGettigan and Clein will become directors of the combined company.

     Allen Tepper

      Mr. Tepper, 54, was a co-founder of PMR in May 1988 and has served as Chairman of the Board of PMR since October 31, 1989. Mr. Tepper also currently serves as the Chief Executive Officer of PMR having been elected to such office on June 10, 2002. Previously, Mr. Tepper served as Chief Executive Officer of PMR from October 1989 to May 1999, and as President from October 1989 to April 1997. Mr. Tepper was a co-founder of Consolidated Medical Corp. in 1979, which was engaged in outpatient clinic management for acute care hospitals in the Philadelphia area. The company was sold to the Berwind Corporation in 1984 and Mr. Tepper remained with the company until December 1986 as Senior Vice President. Mr. Tepper serves as Chairman of the Board of Paidos Health Management Services, Inc., a privately-held neo-natal managed care company. Mr. Tepper holds a Masters of Business Administration degree from Northwestern University and a Bachelors degree from Temple University.

     Mark P. Clein

      Mark P. Clein, 42, has been a director of PMR since 1999. Mr. Clein presently serves as Executive Vice President and Chief Financial Officer of US Bioservices Corporation. Prior to joining US Bioservices Corporation, Mr. Clein served as Chief Executive Officer of PMR from May 14, 1999 to May 10, 2002, and previously served as Executive Vice President and Chief Financial Officer of PMR from May 1996 to May 1999. Prior to joining PMR, Mr. Clein was a Managing Director of Health Care Investment Banking for Jefferies & Co., an investment banking firm, from August 1995 to May 1996. Previously, Mr. Clein was a Managing Director of the investment banking firms of Rodman & Renshaw, Inc. (March 1995 to August 1995) and Mabon Securities Corp. (March 1993 to March 1995) and served as a Vice President with Sprout Group, an affiliate of Donaldson, Lufkin and Jenrette, Inc. (May 1991 to March 1993), and a Vice President and partner with Merrill Lynch Venture Capital, Inc. (1982 to February 1990 and August 1990 to February 1991). Mr. Clein holds a Masters of Business Administration degree from Columbia University and a Bachelors degree from the University of North Carolina.

Charles C. McGettigan

      Mr. McGettigan, 57, has been a director of PMR since 1992. Mr. McGettigan was a co-founder in November 1988 and remains a Managing Director of McGettigan, Wick & Co., Inc., an investment banking firm. He is a general partner of Proactive Investment Managers, L.P., a limited partnership which, through its holdings, is a principal stockholder of PMR. See “Security Ownership of Certain Beneficial Owners and Management.” Mr. McGettigan has previously served as an investment banker with Blyth Eastman Dillon & Co. (1970-1980); Dillon, Read & Co. (1980-1982); Woodman, Kirkpatrick & Gilbreath (1983-1984); and Hambrecht & Quist (1984-1988). Mr. McGettigan serves on the Boards of Directors of Cuisine Solutions, Modtech, Onsite Energy, Sonex Research, and Tanknology.

Susan D. Erskine

      Ms. Erskine, 50, was a co-founder of PMR in May 1988 and has been Executive Vice President, Secretary and a director of PMR since October 31, 1989. Ms. Erskine previously served in several operational and marketing management positions with acute care hospitals and health care management organizations. She holds a Master’s degree in Health Science and completed post graduate work at Stanford University in Education and Psychology. She has extensive experience in program development, marketing and management of psychiatric programs, both inpatient and outpatient.

Richard A. Niglio

      Mr. Niglio, 59, has been a director of PMR since 1992. In June 2000, Mr. Niglio was appointed as President, Chief Executive Officer and a Director of Chumbo Holdings, Inc., which has since been renamed Microgistix, Inc. From June 1998 until August 1999, he was Chairman and Chief Executive Officer of Equities Enterprises, Inc. From 1987 until May 1998, he was Chairman and Chief Executive Officer of Children’s Discovery Centers of America, Inc. From 1982 until March 1987, he was President, Chief Executive Officer and a director of Victoria Station Incorporated. Prior to that time he held various executive positions with several major publicly held companies such as International Multifoods and Kentucky Fried Chicken Corporation. Mr. Niglio currently serves on the Boards of Directors of ShipExact.com, Inc., a private company providing fulfillment and other outsourcing services to the e-commerce industry, and VCExperts.com, Inc., a venture capital infoportal and services company.

Eugene D. Hill, III

      Mr. Hill, 50, has served as a director of PMR since 1995. Mr. Hill is a Partner with Schroder Ventures Life Sciences, a venture capital firm, since April 1999. Previously, Mr. Hill was with Accel Partners, a venture capital firm, since 1994 and a General Partner of the firm since 1995, where he focused on healthcare service investments. Prior to that time, he was President of Behavioral Health at United HealthCare Corporation from 1992 to 1994. From 1988 to 1992, he served as President and CEO of U.S. Behavioral Health, a managed behavioral healthcare company he built from a start-up to a national enterprise. Previously Mr. Hill was the President and Chairman of Sierra Health and Life Insurance Company. Prior to Sierra, he served as the Administrator of the Southern Nevada Memorial Hospital and the Boston City Hospital. He has been a managed healthcare consultant and venture capital advisor, and serves on the Boards of Directors of Interplan, Navix Radiology Systems, Phase Forward, Physicians Dialysis, MD Everywhere, EMED Technologies, and Cadent. He is a graduate of Middlebury College, received his M.B.A. in health care administration from Boston University and has completed Harvard University’s Executive Program in Health Systems Management.

Satish K. Tyagi

      Mr. Tyagi, 46, has served as a director of PMR since 2000. Mr. Tyagi is currently Principal of Delta Capital & Research, a financial advisory and strategic consulting firm focused on healthcare IT, services, and medical technology. He is also currently engaged with Schroder Ventures Life Sciences, a venture capital firm, as Venture Partner. Previously, Mr. Tyagi was with investment banks SG Cowen Securities Corp., where he was Managing Director, Institutional Research since 1997, and Jefferies & Co., where he was Managing Director, Equity Research, since 1995. Mr. Tyagi serves on the Board of Directors of Superior Consultant Holdings Corp. Mr. Tyagi received his M.B.A. in Finance from New York University and a Bachelors degree in Economics from University of Delhi, New Delhi.

Executive Officers of PMR

      The following individuals currently serve as executive officers of PMR.

Name	Office(s)

Allen Tepper	Chief Executive Officer
Fred D. Furman	President & General Counsel
Susan D. Erskine	Secretary
Reggie A. Roman	Chief Financial Officer

Each of the current executive officers will continue in office until the closing of the merger.

Fred D. Furman

      Fred D. Furman has served as President and General Counsel of PMR since April 1997. Previously, he held the position of Executive Vice President — Administration and General Counsel from March 1995 to April 1997. Prior to joining PMR, Mr. Furman was a partner at Kleinbard, Bell and Brecker, a Philadelphia law firm from 1980 to March 1995. Mr. Furman is a member of the American Health Lawyers Association. He holds a Juris Doctor degree and a Bachelors degree from Temple University.

Reggie A. Roman

      Reggie Roman has served as Chief Financial Officer of PMR since October 2001. Previously, he held the position of Vice President of Finance, Strategic Planning and Reimbursement from May 1999 to October 2001. Mr. Roman started with PMR in February 1993 and served as the Manager and Director of the budget and reimbursement departments of PMR until April 1999. Prior to joining PMR, Mr. Roman has served in several finance, accounting and auditing positions with healthcare organizations. He holds dual degrees in Accountancy and Finance from the University of the Philippines.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires PMR’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of PMR equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of PMR common stock and other equity securities of PMR. PMR officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish PMR with copies of all Section 16(a) reports they file.

      To PMR’s knowledge, based solely on a review of the copies of such reports furnished to PMR and written representations that no other reports were required, (i) Jon D. Gruber and J. Patterson McBaine, beneficial owners of more than ten percent of PMR common stock, failed to file a required Form concerning the sale of 5,750 shares of PMR common stock during fiscal year ended April 30, 2002, and (ii) Reggie A. Roman failed to file a required Form when he became Chief Financial Officer of PMR in October 2001 but has since made an amended filing on the required Form.

Item 11.     Executive Compensation

Compensation of Directors

      The employee-directors of PMR receive no fees or other compensation in connection with their services as directors. PMR has adopted an informal policy to pay a fee of $500 to each non-employee director who attends a regularly scheduled or special meeting of the Board of Directors and to pay expenses for attendance at any such meeting. For the fiscal year ended April 2002, Messrs. Hill and McGettigan, each received such payments in an aggregate amount of $2,000, Messrs. Tyagi and Niglio each received payments in an aggregate amount of $1,500, and PMR paid their expenses in connection with attendance at meetings.

Outside Directors’ Non-Qualified Stock Option Plan of 1992

      Each non-employee director of PMR receives stock option grants under the Outside Directors’ Non-Qualified Stock Option Plan of 1992 (the “Outside Directors’ Plan”). Only non-employee directors of PMR are eligible to receive options under the Outside Directors’ Plan. Options granted under the Outside Directors’ Plan are intended by PMR not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”).

      Option grants under the Outside Directors’ Plan are non-discretionary. As of the date of the regular meeting of PMR’s Board of Directors closest to August 3rd of each year, each member of PMR’s Board who is not an employee of PMR is automatically granted under the Outside Directors’ Plan, without further action by PMR, the Board or the stockholders of PMR, an option to purchase 15,000 shares of common stock of PMR. The Board may also grant options at any other time under the Outside Directors’ Plan. The exercise price of options granted under the Outside Directors’ Plan must be at least 100% of the fair market value of the PMR common stock subject to the option on the date of the option grant. Options granted under the Outside Directors’ Plan are immediately exercisable as to 30% of the option shares and the remaining 70% of the option shares become exercisable in equal installments on each of the first, second and third anniversary of the option grant date in accordance with the terms of the Outside Directors’ Plan. In the event of certain mergers of PMR with or into another corporation or certain other consolidation, acquisition of assets or other change-in-control transactions involving PMR, the vesting period of each option will accelerate.

      On August 8, 2001, the Board granted options covering 15,000 shares of common stock of PMR to each of Messrs. McGettigan, Niglio, Hill, and Tyagi at the exercise price per share of $1.50 (the fair market value based on the closing sales price reported on the Nasdaq National Market on that date).

1997 Equity Incentive Plan

      Option grants under the 1997 Equity Incentive Plan (the “Incentive Plan”) are discretionary by PMR’s Board of Directors. The exercise price of options granted under the Incentive Plan must be at least 100% of the fair market value of the common stock subject to the option on the grant date for incentive stock options and at least 85% of the fair market value of the common stock subject to the option on the grant date for nonstatutory stock options and restricted stock purchases. Options granted under the Incentive Plan are exercisable as determined by PMR’s Board of Directors. Options granted to an employee who is a director of PMR become immediately exercisable upon certain change in control transactions. Options granted to an employee who is not a director become immediately exercisable following certain change in control transactions if, within one year of the change in control of PMR, (i) the optionee’s employment is terminated other than for cause or (ii) the optionee’s employment is constructively terminated.

      During the last fiscal year, PMR granted stock options to Named Executive Officers (as defined below) and employee-directors of PMR. See “— Stock Option Grants and Exercises” and “Item 13. Certain Relationships and Related Transactions — Grant of Options to Certain Directors and Executive Officers” for a description of the terms of such stock options.

Compensation Pursuant to Plans

      PMR maintains a tax-deferred retirement plan under Section 401(k) of the Code for the benefit of all employees meeting minimum eligibility requirements (the “401(k) Plan”). Under the 401(k) Plan, each employee may defer up to fifteen percent (15%) of pre-tax earnings, subject to certain limitations. PMR will match fifty percent (50%) of an employee’s deferral to a maximum of three percent (3%) of an employee’s gross salary. PMR’s matching contribution vests over a five (5) year period. For the years ended April 30, 2002, 2001, and 2000, PMR contributed $39,000, $116,000, and $236,000, respectively, to match employee deferrals. Of these amounts, $24,700, $20,890, and $23,987, respectively, were contributed to match deferrals of the Named Executive Officers (as defined below) of PMR.

Summary of Compensation

      The following table shows for the fiscal years ended April 30, 2002, 2001, and 2000, compensation awarded or paid to, or earned by, PMR’s Chief Executive Officer and its other four most highly compensated executive officers at April 30, 2002 (the “Named Executive Officers”):

Summary Compensation Table

				Long Term
				Compensation

	Annual Compensation			Securities	All Other
				Underlying	Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus($)	Options(#)	($)(2)

Allen Tepper	2002	175,000	—	—	5,100
Chairman of the Board	2001	175,000	—	—	5,100
	2000	175,000	—	—	4,800
Mark P. Clein	2002	200,000	—	—	5,100
Chief Executive Officer(3)	2001	200,000	—	—	5,350
	2000	200,000	200,000	425,000	5,113
Fred D. Furman	2002	192,000	—	—	4,809
President and General Counsel	2001	192,000	—	—	5,340
	2000	192,000	192,000	200,000	4,914
Susan D. Erskine	2002	180,000	—	—	4,875
Executive Vice President —	2001	180,000	—	100,000	5,100
Development and Secretary	2000	180,000	—	40,000	5,263
Reggie A. Roman(4)	2002	102,673	57,500	—	3,080
Chief Financial Officer

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus shown in the table.

(2)	Represents matching contributions by PMR under the 401(k) Plan.

(3)	Mr. Clein resigned as Chief Executive Officer effective as of May 10, 2002. On June 10, 2002 the Board of Directors of PMR appointed Mr. Tepper as the Chief Executive Officer.

(4)	Reggie A. Roman was appointed Chief Financial Officer in October 2001.

Stock Option Grants and Exercises

      PMR grants options to its executive officers under the Incentive Plan. As of April 30, 2002, options to purchase 850,730 shares were outstanding under the Incentive Plan and 2,084,019 shares remained available for grant under the Incentive Plan.

      There were no options granted to the Named Executive Officers.

      The following table shows for the fiscal year ended April 30, 2002, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year,

and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised	Value of Unexercised
			Options at Fiscal	In-the-Money Options
	Shares Acquired on	Value Realized	Year-End (#)	at Fiscal Year-End ($)(2)
Name	Exercise (#)	($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable

Mr. Tepper	0	0	25,000/0	0/0
Ms. Erskine	0	0	54,450/200,000	0/63,500
Mr. Furman	0	0	61,760/100,000	0/0
Mr. Clein	0	0	287,720/190,000	0/0
Mr. Roman	0	0	17,588/4,039	0/0

(1)	Based on the fair market value per share of PMR common stock (the closing sales price reported by the Nasdaq National Market) at the date of exercise, less the exercise price.

(2)	Based on the fair market value per share of PMR common stock ($2.26) at April 30, 2002, less the exercise price, multiplied by the number of shares underlying the option.

Employment Contracts

      PMR and each of Messrs. Clein and Furman and Ms. Erskine entered into agreements dated August 25, 1999 (the “Employment Agreements”), providing for, among other things, the employment of such Named Executive Officer until August 30, 2000. On August 30, 2000 and each year thereafter, the term of the Employment Agreements will automatically be extended by one year unless notice has been otherwise provided. The Employment Agreements provide for an annual salary, subject to such increases as the Board of Directors of PMR may from time to time determine, and permit PMR’s Board of Directors, in its sole discretion, to provide a bonus to such Named Executive Officers. The Employment Agreements provide that during the term of such Named Executive Officer’s employment thereunder and for a period of one year immediately following termination of such employment, such Named Executive Officer will not solicit or attempt to solicit any employee, consultant or independent contractor of PMR to terminate his or her relationship with PMR. The Employment Agreements provide that if such Named Executive Officer’s employment is terminated (i) by PMR without Cause (as defined in the Employment Agreement), (ii) by such Named Executive Officer for Good Reason (as defined in the Employment Agreement) or (iii) by PMR’s notification of non-renewal prior to the date of automatic renewal, such Named Executive Officer is entitled to additional compensation upon termination in the form of a lump sum payment and, if eligible, periodic payments for a specified period of time or until such Named Executive Officer begins employment with another company or business.

      Pursuant to the terms of a Consulting Agreement dated May 10, 2002, Mr. Clein resigned as the Chief Executive Officer of PMR, terminated his employment with PMR and PMR’s subsidiaries, as applicable, and waived any rights to benefits and severance under his employment agreement. In addition, pursuant to such Consulting Agreement, Mr. Clein has agreed to render consulting services to PMR until the earlier of (i) May 10, 2003 or (ii) the closing of the merger transaction with Psychiatric Solutions. Under the terms of the Consulting Agreement, Mr. Clein will be considered an independent contractor and will not be eligible for benefits as an employee of PMR (other than any rights under COBRA and continuation of health insurance through June 30, 2002). In consideration for Mr. Clein’s consulting services, PMR has agreed to pay Mr. Clein a fee in the total amount of $240,000 in two installments — $120,000 on May 10, 2002 and $120,000 upon the closing of the merger transaction with Psychiatric Solutions or May 10, 2003, whichever occurs first. The Consulting Agreement also provides for the amendment of certain option agreements, pursuant to which PMR granted to Mr. Clein options to purchase 477,720 of PMR’s common stock, such that the exercise periods with respect to those options will be extended.

Compensation Committee

      The Compensation Committee of PMR’s Board of Directors is responsible for developing and making recommendations to PMR’s Board of Directors with respect to PMR’s executive compensation policies. PMR’s Compensation Committee consists of outside directors Messrs. Niglio and Hill each of whom is a non-employee director. During the fiscal year ended April 30, 2002, the Compensation Committee met four times.

Compensation Committee Interlocks and Insider Participation

      There were no Compensation Committee interlock relationships during the fiscal year ended April 30, 2002. All directors of PMR, including Messrs. Niglio and Hill, have options to purchase shares of PMR’s common stock. See “— Outside Directors’ Non-Qualified Stock Option Plan of 1992” and “— 1997 Equity Incentive Plan.”

Compensation Committee Report on Executive Compensation(1)

          Executive Officer Compensation Program

      PMR’s executive compensation program is based on the following four objectives: (i) to link the interests of management with those of stockholders by encouraging stock ownership in PMR; (ii) to attract and retain superior executives by providing them with the opportunity to earn total compensation packages that are competitive with the industry; (iii) to reward individual results by recognizing performance through salary, annual cash incentives and long-term stock based incentives; and (iv) to manage compensation based on the level of skill, knowledge, effort and responsibility needed to perform the job successfully.

      The components of PMR’s compensation program for its executive officers include (i) base salary, (ii) performance-based cash bonuses, (iii) incentive compensation in the form of stock options, and (iv) participation in PMR’s 401(k) Plan. An explanation of the 401(k) Plan appears at “— Compensation Pursuant to Plans.”

      Base Salary. Base salary levels for the PMR’s executive officers are determined, in part, through comparisons with companies in the outpatient service industry, other companies with which PMR competes for personnel, and general geographic market conditions. Additionally, PMR’s Compensation Committee evaluates individual experience and performance and the overall performance of PMR. PMR’s Compensation Committee reviews each executive’s salary on an annual basis and may increase each executive’s salary based on (i) the individual’s increased contribution to PMR over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

      Annual Cash Bonuses. PMR’s Compensation Committee recommends the payment of bonuses from time-to-time to PMR’s employees, including its executive officers, to provide an incentive to these persons to be productive over the course of each fiscal year. These bonuses are awarded only if PMR achieves or exceeds certain corporate performance objectives relating to net income and/or cash flow. Accrued monthly, depending on the earnings of PMR, is a cash bonus pool to be paid out after fiscal year end. The

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of PMR under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

size of the cash bonus to each executive officer is based on the individual executive’s performance during the preceding year.

      Stock Options. PMR believes that a key component to the compensation of its executive officers should be through stock options. Stock options utilized by PMR for this purpose have been designed to provide an incentive to these employees by allowing them to directly participate in any increase in the long-term value of PMR. This incentive is intended to reward, motivate and retain the services of executive employees. PMR has historically rewarded its executive employees through the grant of Incentive Stock Options and Nonstatutory Stock Options.

      Incentive Stock Options are allocated to both executive and non-executive employees on an annual basis by either the Committee or the Board. PMR’s 1997 Equity Incentive Plan (the “Incentive Plan”) provides for the grant of up to an aggregate 4,000,000 Options, of which 1,915,981 had been granted as of April 30, 2002. Incentive Stock Options are granted with exercise prices equal to the prevailing market value of PMR’s common stock on the date of grant, have 10-year terms and are subject to vesting periods established from time to time by the Committee. Incentive Stock Options granted to holders of 10% or more of PMR’s stock are granted with exercise prices equal to 110% of the prevailing market value of PMR’s common stock on the date of grant and have terms of 5 years.

      PMR has also granted Nonstatutory Stock Options on occasion, generally, in circumstances where the grant of the option may not satisfy certain of the technical criteria for an Incentive Stock Option. Through April 30, 2002, PMR had granted 506,250 Nonstatutory Stock Options to executive personnel under the Incentive Plan. See “— 1997 Equity Incentive Plan.”

      PMR’s Compensation Committee employs no particular set of mechanical criteria in awarding stock options. Rather, it evaluates a series of factors including: (i) the overall performance of PMR for the fiscal year in question; (ii) the performance of the individual in question; (iii) the anticipated contribution by the individual to PMR on an overall basis; (iv) the historical level of compensation of the individual; (v) the level of compensation of similarly situated executives in PMR’s industry; and (vi) that level of combination of cash compensation and stock options that would be required from a competitive point of view to retain the services of a valued executive officer.

CEO Compensation

      The base salary of PMR’s Chief Executive Officer has been and will continue to be adjusted from time-to-time in accordance with the criteria for the determination of executive officer compensation as described above in the section captioned “Base Salary.” In setting the compensation for Mr. Clein for fiscal year 2002, PMR sought to retain a key executive officer while continuing to tie a significant percentage of his compensation to company performance.

By the Compensation Committee

Richard A. Niglio
Eugene D. Hill, III

Performance Measurement Comparison

      The following graph and table show the total stockholder return of an investment of $100 in cash on April 30, 1997 for PMR’s Common Stock and the Nasdaq Stock Market (U.S.) Index. All values assume reinvestment of the full amount of all dividends and are calculated as of April 30, of each year:

(PERFORMANCE GRAPH)

Fiscal Year	4/97	4/98	4/99	4/00	4/2001	4/2002

PMR Corporation	$100.00	$75.47	$21.70	$25.16	$16.25	$24.48
Nasdaq Stock Market (U.S.)	100.00	148.20	201.69	306.22	167.85	133.91

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table summarizes share and exercise price information with respect to PMR’s equity compensation plans (including individual compensation arrangements) under which equity securities of PMR are authorized for issuance as of April 30, 2002:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,384,651	$5.58	2,626,769
Equity compensation plans not approved by security holders	26,000 (1)	$8.75	—

Total	1,410,651	$5.64	2,626,769

(1)	See Note 9 to the audited financial statements on page F-14 of this document.

Beneficial Ownership

      The following table presents information regarding beneficial ownership of PMR’s common stock as of May 31, 2002 by:

•	each person whom PMR knows beneficially owns more than 5 percent of PMR’s common stock;

•	each of PMR’s directors;

•	PMR’s chief executive officer and each of our four other most highly compensated executive officers; and

•	all of PMR’s executive officers and directors as a group.

      This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (if any) filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, PMR believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise indicated, the address of each holder identified below is in care of PMR, 1565 Hotel Circle South, 2nd Floor, San Diego, California 92108.

	Beneficial Ownership(1)

	Number of
Beneficial Owner	Shares	Percent of Total

Persons and entities affiliated with Proactive Investment Managers, L.P.(2)(3)(4)	1,386,702	19.09
50 Osgood Place, Penthouse
San Francisco, CA 94133
Jon D. Gruber(2)(3)	1,249,952	17.21
50 Osgood Place, Penthouse
San Francisco, CA 94133
J. Patterson McBaine(2)(4)	1,238,452	17.05
50 Osgood Place, Penthouse
San Francisco, CA 94133
J. P. Morgan Chase & Co.(5)	656,460	9.04
270 Park Avenue
New York, NY 10017
Myron A. Wick III(2)	529,905	7.30
50 Osgood Place, Penthouse
San Francisco, CA 94133
Dimensional Fund Advisors Inc.(6)	481,800	6.63
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Allen Tepper(7)	905,242	12.46
Charles C. McGettigan(2)	599,580	8.26
50 Osgood Place, Penthouse
San Francisco, CA 94133
Mark P. Clein	595,720	8.20
Fred D. Furman	362,522	4.99
Susan D. Erskine(8)	181,919	2.50
Richard A. Niglio	123,953	1.71
Reggie Roman	42,588	*

	Beneficial Ownership(1)

	Number of
Beneficial Owner	Shares	Percent of Total

Eugene D. Hill, III	66,000	*
Satish Tyagi	12,500	*
All executive officers and directors as a group	2,890,024	39.79

*	Less than one percent.

(1)	Applicable percentages of ownership are based on 7,262,907 shares of PMR Common Stock outstanding on May 31, 2002 and adjusted as required by rules promulgated by the SEC. Under the rules, shares are deemed to be “beneficially owned” by a person if he or she directly or indirectly has or shares the power to vote or dispose of such shares, whether or not he or she has any pecuniary interest in such shares, or if he or she has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire such power through the exercise of any option, warrant or right. The shares beneficially owned by Ms. Erskine and Messrs. Tepper, McGettigan, Clein, Furman, Niglio, Roman, and Hill include 54,450, 25,000, 52,000, 262,054, 61,760, 37,000, 17,588, and 37,000 shares, respectively, that may be acquired by such persons within 60 days through the exercise of stock options. The shares owned by the executive officers and directors as a group include 546,852 shares that may be acquired by such persons within 60 days through the exercise of stock options.

(2)	Charles C. McGettigan, a director of PMR since 1992, Jon D. Gruber, J. Patterson McBaine, and Myron A. Wick III are general partners of Proactive Investment Managers, L.P. Proactive Investment Managers, L.P. is the general partner of Proactive Partners, L.P. and Fremont Proactive Partners, L.P. Shares beneficially owned include (i) 506,830 shares held by Proactive Partners, L.P., (ii) with respect to Mr. McGettigan, 40,750 shares held by Mr. McGettigan, (iii) with respect to Messrs. Gruber and McBaine, 658,697 shares held by entities controlled by Messrs. Gruber and McBaine (which include (A) 433,747 shares held by Lagunitas Partners L.P., a limited partnership of which an entity controlled by Messrs. Gruber and McBaine is the controlling general partner and (B) 224,950 shares held by entities controlled by Messrs. Gruber and McBaine and in various accounts managed by an investment advisor controlled by Messrs. Gruber and McBaine), (iv) with respect to Mr. Gruber, 84,425 shares held by Mr. Gruber, (v) with respect to Mr. McBaine, 72,925 shares held by Mr. McBaine, and (vi) with respect to Mr. Wick, 23,075 shares held by Mr. Wick. Proactive Investment Managers, L.P. and its general partners, Messrs. McGettigan, Gruber, McBaine and Wick, share voting and investment power of the shares and may be deemed to be beneficial owners of the shares held by Proactive Partners, L.P. Messrs. McGettigan, Gruber, McBaine and Wick disclaim beneficial ownership of any shares held by Proactive Investment Managers, L.P., Proactive Partners, L.P., or other entities they control or for which they exercise voting and investment power as described above, except to the extent of their respective interests in such shares arising from their pecuniary interest in such partnerships.

(3)	Includes 64,625 shares over which Mr. Gruber shares ownership with his wife, 6,200 shares over which Mr. Gruber has sole voting and investment power as a trustee for a foundation, 4,000 shares over which Mr. Gruber has sole voting and investment power as a trustee of accounts for the benefit of his children and 2,000 shares held by Mr. Gruber’s wife.

(4)	Includes 5,500 shares over which Mr. McBaine has shared ownership with his wife, 4,000 shares over which Mr. McBaine and his wife share voting and investment power as trustees for a foundation, 2,000 shares held by Mr. McBaine’s child who lives with Mr. McBaine and 4,000 shares held by Mr. McBaine’s child, over which shares Mr. McBaine has voting and investment power.

(5)	Based solely on the Schedule 13G/ A filed with the SEC on February 13, 2002, J.P. Morgan Chase & Co. is the beneficial owner of 656,460 shares. J.P. Morgan Chase & Co. has sole dispositive power over, and sole power to vote or to direct voting of, such shares.

(6)	Based solely on the Schedule 13G filed with the SEC on February 12, 2002, Dimensional Fund Advisors Inc. is the beneficial owner of 481,800 shares as a result of acting as an investment advisor to certain investment companies, commingled group trusts and separate accounts (together, the “Funds”). Dimensional Fund Advisors Inc. possesses voting and/or investment power over the shares, all of which are owned by the Funds. Dimensional Fund Advisors Inc. disclaims beneficial ownership of such shares.

(7)	Includes 9,076 shares held by Mr. Tepper, 856,166 shares held by Mr. Tepper as Trustee FBO Tepper Family Trust and 16,000 shares held by Mr. Tepper and Ms. Tepper as Trustees FBO The Tepper 1996 Charitable Remainder Trust UA DTD 11/19/96.

(8)	Includes 120,469 shares held by the Erskine Family Trust and 7,000 shares held by Ms. Erskine’s spouse, William N. Erskine, who has sole voting and dispositive power over such shares and as to which Ms. Erskine disclaims beneficial ownership.

Item 13.     Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Grant of Options and Stock Award to Certain Directors and Executive Officers

      Directors and members of PMR’s management have been granted options to purchase PMR common stock. See “Item 11. Executive Compensation — Outside Directors’ Non-Qualified Stock Option Plan of 1992,” “Item 11. Executive Compensation — 1997 Equity Incentive Plan” and “Item 11. Executive Compensation — Stock Option Grants and Exercises.”

      In April 2002 PMR’s Board of Directors granted Reggie Roman 25,000 shares of PMR common stock.

Indebtedness of Certain Executive Officers

      In January 2000, PMR loaned Messrs. Clein and Furman $467,500 and $684,750, respectively, pursuant to promissory notes for the purchase of stock from the exercise of stock options (the “Stock Notes”). The Stock Notes, due December 31, 2004, bear interest at the rate of 6.21% per annum and are with recourse in addition to being secured by stock under respective pledge agreements. PMR also received promissory notes from Messrs. Clein and Furman for up to $257,208 and $193,311, respectively, for tax liabilities related to the purchase of such stock (the “Tax Notes”). The Tax Notes, due December 31, 2004, bear interest at the rate of 6.21% and are secured by respective stock pledges, but are otherwise without recourse. In May 2002, the Stock Notes and Tax Notes for Mr. Clein were amended to include a provision that allows the principal and interest on the notes to be paid, at anytime prior to December 31, 2003, through the delivery to PMR of PMR common stock valued at the higher of (i) $2.64 or (ii) the average closing sales prices of PMR common stock for the five trading days prior to the delivery of such stock. Also in May 2002, the Stock Notes and Tax Notes for Mr. Furman were amended to included a provision that allows the principal and interest on the notes to be paid, at anytime prior to December 31, 2003, through the delivery to PMR of PMR common stock valued at the higher of (i) $2.94 or (ii) the average closing sales prices of PMR common stock for the five trading days prior to the delivery of such stock. As of April 30, 2002, Messrs. Clein and Furman owed $59,554 and $256,624, respectively, under the Stock Notes and $278,505 and $209,317, respectively, under the Tax Notes.

     Director and Officer Positions with Combined Company

      PMR has designated two individuals who were directors of PMR on the date of the merger agreement with Psychiatric Solutions to become directors of the combined company. These individuals are Mark P. Clein and Charles C. McGettigan.

Acceleration of PMR Options

      Pursuant to the provisions of the PMR 1997 Equity Incentive Plan, as amended, in the event of a change in control of PMR, all of the options granted pursuant to such plan will become fully vested and immediately exercisable unless otherwise provided in the option agreement related to such options. For purposes of the PMR 1997 Equity Incentive Plan, the merger with Psychiatric Solutions will constitute a change in control. As of May 31, 2002, Mark P. Clein, Susan D. Erskine, Fred D. Furman and Reggie Roman, each an officer or director of PMR, held 190,000, 200,000, 100,000 and 4,039 unvested options to purchase shares of PMR common stock, respectively, subject to the PMR 1997 Equity Incentive Plan.

      Pursuant to the provisions of the PMR Outside Directors’ Non-Qualified Stock Option Plan of 1992, in the event of a change in control, all of the options granted pursuant to such plan will become fully vested and immediately exercisable. For purposes of the PMR Outside Directors’ Non-Qualified Stock Option Plan of 1992, the merger with Psychiatric Solutions will constitute a change in control. As of May 31, 2002, Charles C. McGettigan, Eugene Hill, Richard Niglio and Satish Tyagi, each a director of PMR, held 21,000, 21,000, 21,000 and 17,500 unvested options to purchase shares of PMR common stock, respectively, subject to the PMR Outside Directors’ Non-Qualified Stock Option Plan of 1992.

Extension of Option Exercise Periods for Certain PMR Officers

      In connection with the closing of the merger with Psychiatric Solutions, PMR’s board of directors has extended or will extend the option exercise period for all options to purchase PMR common stock held by each of Mark P. Clein, Fred D. Furman, Susan D. Erskine, Reggie Roman, and Allen Tepper to a period that is three years from the date of such individual’s termination of employment with PMR.

Severance Arrangements for Certain PMR Officers

      Mark P. Clein. In connection with the merger with Psychiatric Solutions, Mark P. Clein, the Chief Executive Officer and member of the board of directors of PMR, entered into a consulting agreement with PMR to be effective as of May 10, 2002. Pursuant to the consulting agreement, Mr. Clein terminated his employment with PMR effective May 10, 2002 and waived any and all rights to cash severance payments pursuant to his employment agreement. Pursuant to the consulting agreement Mr. Clein also will provide management and strategic consulting to PMR until the closing of the merger for two lump-sum cash payments of $120,000 each, one of which was paid upon the execution of the consulting agreement and the other of which is payable upon the earlier of the closing of the merger or May 10, 2003. Finally, the consulting agreement provides for the extension of the exercise period of all PMR stock options held by Mr. Clein to a date that is 90 days following the earlier of the closing of the merger with Psychiatric Solutions or May 10, 2003.

      Fred D. Furman. In connection with the merger with Psychiatric Solutions, PMR and Fred D. Furman, PMR’s President and General Counsel, entered into an amendment to his employment agreement effective as of May 1, 2002. Pursuant to the amendment, if Mr. Furman’s employment with PMR is terminated by PMR or Mr. Furman in contemplation of, upon or within 180 days following the merger, then Mr. Furman is entitled to a lump-sum cash severance payment by PMR on the date of such termination equal to three times Mr. Furman’s annual base salary plus three times his average annual bonus.

      Susan D. Erskine. In connection with the merger with Psychiatric Solutions, PMR and Susan D. Erskine, PMR’s Executive Vice President — Development and Secretary, entered into an amendment to her employment agreement effective as of May 1, 2002. Pursuant to the amendment, if Ms. Erskine’s employment with PMR is terminated by PMR or Ms. Erskine in contemplation of, upon or within 180 days following the merger, then Ms. Erskine is entitled to a lump-sum cash severance payment by PMR on the date of such termination equal to three times Ms. Erskine’s annual base salary plus three times her average annual bonus.

Amendments to Promissory Notes of Certain PMR Officers and Directors

      The outstanding promissory notes of each of Mark P. Clein, a director of PMR, Fred D. Furman, the President and General Counsel of PMR, and Susan D. Erskine, the Executive Vice President — Development, Secretary and a director of PMR, payable to PMR were amended and restated on May 1, 2002, to:

•	permit the payment of all outstanding principal and interest thereon to be paid through the delivery of shares of PMR common stock and provide that each share delivered for such purpose would be valued at the higher of:

•	$2.64 in the case of Mr. Clein, $2.94 in the case of Mr. Furman and $2.00 in the case of Ms. Erskine, and

•	the average closing price of PMR common stock for the five trading days prior to any such delivery; and

•	eliminate the provision in each note which required any dividends received with respect to shares being purchased with the proceeds of such note to be immediately applied toward the payment of amounts outstanding under such note.

Certain Fees to be Paid to an Entity Owned and Controlled by PMR Director

      PMR entered into an agreement with McGettigan, Wick & Co., Inc. on February 8, 2001 to provide financial services to the management and board of directors of PMR in connection with potential strategic alternatives for PMR. PMR paid McGettigan, Wick & Co., Inc. a $30,000 retainer fee and has agreed to reimburse all reasonable out-of-pocket expenses incurred by McGettigan, Wick & Co. In addition, upon the closing of the merger with Psychiatric Solutions, PMR has agreed to pay McGettigan, Wick & Co., Inc. an advisory fee equal to $270,000 in cash. Charles C. McGettigan, a director and significant stockholder of PMR, and Myron A. Wick III, a significant stockholder of PMR, are each a founder, owner and managing director of McGettigan, Wick & Co., Inc.

Indemnification of Certain Persons

      In connection with the merger with Psychiatric Solutions, PMR has agreed to indemnify Psychiatric Solutions’ current officers and directors pursuant to terms no less favorable than those contained in Psychiatric Solutions’ certificate of incorporation and bylaws. PMR has agreed not to amend, repeal or otherwise modify these provisions for a period of six years from the effective time of the merger in any manner that would adversely affect the rights of Psychiatric Solutions’ present directors and officers.

      PMR has agreed that, for six years after completion of the merger, it will maintain directors and officers liability insurance for PMR’s current directors and officers comparable to the insurance provided to such persons immediately prior to the effective time of the merger, subject to certain limitations.

      PMR has also agreed that, for six years after completion of the merger, it will maintain directors and officers liability insurance for Psychiatric Solutions’ current directors and officers comparable to the insurance provided to such persons immediately prior to the effective time of the merger, subject to certain limitations.

     Allen Tepper Employment/Consulting Agreement

      In connection with the merger with Psychiatric Solutions, Allen Tepper, currently the Chairman of the Board of Directors and Chief Executive Officer of PMR, will enter into an employment or consulting agreement with the combined company pursuant to which he will receive monthly compensation of $5,000 and may be eligible for health benefits. The employment agreement would be for an initial term of 12 months and would include a non-competition provision restricting Mr. Tepper’s ability to compete with the Tennessee Mental Health Cooperative for a period of one year following the effective time of the merger.

     Contingent Value Rights Representative

      The merger agreement with Psychiatric Solutions permits PMR to issue Contingent Value Rights (“CVRs”) prior to the effective time of the merger to each holder of outstanding PMR common stock pursuant to a CVR agreement to be entered into among PMR, Fred D. Furman, as representative of the CVR holders, and StockTrans, Inc., as trustee. In the event that PMR issues the CVRs, CVR holders would be entitled to receive:

•	a cash distribution within 90 days of the effective time of the merger equal to the amount of PMR’s cash and cash equivalents in excess of $5.05 million as of the effective time of the merger; and

•	quarterly cash payments equal to the cash and cash equivalents collected on certain PMR accounts receivable during the two-year period following the effective time of the merger.

Although PMR presently intends to issue the CVRs, it may determine not to issue the CVRs if the cash amount distributable in respect of the CVRs is not likely to be sufficient to justify the costs and expenses associated with the CVRs, due to (i) collection by PMR of the designated accounts receivable prior to the effective time of the merger, (ii) a determination by PMR that a significant amount of these accounts receivable are not likely to be collected, or (iii) a combination of these factors.

      The CVR agreement appoints a representative, initially Fred D. Furman, the current President and General Counsel of PMR, to act as an agent for PMR to assist in the collection of legacy receivables. PMR will provide the representative with accounting, legal and administrative support during the term of the CVR agreement. The representative will have the power and authority, subject to the prior written consent of PMR, to bring any action, suit or other legal proceeding with respect to any legacy receivable.

      PMR will compensate the representative as follows:

•	$5,000 monthly following the execution of the CVR agreement for a 12-month period;

•	$3,500 monthly thereafter until the CVRs have expired by their terms; and

•	10% of actual collections of the legacy receivables related to the management contracts of PMR with either Centennial Medical Center or Skyline Hospital (formerly Nashville Memorial Hospital).

      PMR also agrees to:

•	advance all reasonable expenses and disbursements incurred or to be incurred by the representative; and

•	indemnify the representative for any loss, liability or expense incurred without willful misconduct or bad faith on the part of the representative, arising out of or in connection with the exercise or performance of his duties under the CVR agreement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements: The financial statements of PMR are included as follows:

2. Financial Statement Schedules.

Page

Schedule II — Valuation and Qualifying Accounts	S-1

3. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 36 through 39.

      (b) Reports on Form 8-K:

On May 6, 2002 PMR filed a Report on Form 8-K, which reported under Item 2, (1) the issuance of a press release announcing the execution of a definitive merger agreement among PMR, PMR Acquisition Corporation, and Psychiatric Solutions, Inc., and (2) the declaration by PMR’s board of directors of a cash dividend of $1.70 per share of common stock, payable on May 24, 2002 to the stockholders of record as of the close of business on May 17, 2002.

      (c) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and between PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc. dated May 6, 2002, as amended by Amendment No. 1 dated as of June 10, 2002 and Amendment No. 2 dated as of July 9, 2002 (incorporated by reference to Annex A to PMR’s Registration Statement on Form S-4 (Reg. No. 333-90372) (the “S-2”)).
3.1	PMR’s Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998 (the “1998 10-K”)).
3.2	PMR’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K”)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.1 to PMR’s Registration Statement on Form S-18 (Reg. No. 23-20095-A)).
10.1†	PMR’s 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 1997 10-K).
10.2†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

Exhibit
Number	Description

10.3†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).
10.4†	Outside Directors’ Non-Qualified Stock Option Plan of 1992 (the “1992 Plan”) (incorporated by reference to Exhibit 10.4 to the 1997 10-K).
10.5†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).
10.6†	Amended and Restated Stock Option Agreement dated April 30, 1996, evidencing award to Allen Tepper (incorporated by reference to Exhibit 10.6 to the 1997 10-K).
10.7†	Amended and Restated Stock Option Agreement dated April 30, 1996, evidencing award to Susan Erskine (incorporated by reference to Exhibit 10.7 to the 1997 10-K).
10.8†	Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (incorporated by reference to Exhibit 10.8 to the 1997 10-K).
10.9†	Amended and Restated Stock Option Agreement dated February 1, 1996, evidencing award to Mark Clein (incorporated by reference to Exhibit 10.9 to the 1997 10-K).
10.10†	Amended and Restated Warrant dated July 9, 1997, evidencing award to Fred Furman (incorporated by reference to Exhibit 10.11 to the 1997 10-K).
10.11	Restated Management Agreement dated April 11, 1997 with Scripps Health (incorporated by reference to Exhibit 10.12 to the 1997 10-K).
10.12	Amendment to Restated Management Agreement dated July 15, 1998 with Scripps Health (incorporated by reference to Exhibit 10.12 to the 1998 10-K).
10.13	Sublease dated April 1, 1997 with CMS Development and Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the 1997 10-K).
10.14	Management and Affiliation Agreement dated April 13, 1995, between Mental Health Cooperative, Inc. and Tennessee Mental Health Cooperative, Inc. with Addendum (incorporated by reference to Exhibit 10.14 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.15	Second Addendum to Management and Affiliation Agreement dated November 1, 1996 between Mental Health Cooperative, Inc. and Collaborative Care Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-36313)(the “S-2”)).
10.16	Provider Services Agreement dated April 13, 1995, between Tennessee Mental Health Cooperative, Inc. and Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.15 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.17	Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Corporations, Inc. (incorporated by reference to Exhibit 10.19 to the 1998 10-K).
10.18	Addendum No. 1 to Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.20 to the 1998 10-K).
10.19	Addendum No. 2 to Provider Agreement dated February 4, 1996, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.21 to the 1998 10-K).
10.20	Provider Participation Agreement dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.22 to the 1998 10-K).
10.21	Amendment to Provider Participation Agreement dated February 13, 1996, among Green Spring Health Services, Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.23 to the 1998 10-K).

Exhibit
Number	Description

10.22	Subscription Agreement dated June 8, 1998, between the Company and Stadtlander Drug Distribution Co., Inc. (incorporated by reference to Exhibit 10.24 to the 1998 10-K).
10.23	Sanwa Bank California Credit Agreement dated February 2, 1996, as amended on October 31, 1996 (incorporated by reference to Exhibit 10.19 to the S-2).
10.24†	Form of Stock Option granted to Mark P. Clein, Fred D. Furman and Susan Erskine dated December 3, 1998 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended April 30, 1999 (the “1999 10-K”)).
10.25†	Promissory Note between Mark Clein and PMR Corporation in the amount of $467,500, dated January 19, 2000 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2000 (the “January 2000 10-Q”)).
10.26†	Promissory Note between Mark Clein and PMR Corporation in the amount of $257,208, dated January 19, 2000 (incorporated by reference to Exhibit 10.32 to the January 2000 10-Q).
10.27†	Stock Pledge Agreement between Mark Clein and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.33 to the January 2000 10-Q).
10.28†	Promissory Note between Fred Furman and PMR Corporation in the amount of $684,750, dated January 19, 2000 (incorporated by reference to Exhibit 10.34 to the January 2000 10-Q).
10.29†	Promissory Note between Fred Furman and PMR Corporation in the amount of $193,311, dated January 19, 2000 (incorporated by reference to Exhibit 10.35 to the January 2000 10-Q).
10.30†	Stock Pledge Agreement between Fred Furman and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.36 to the January 2000 10-Q).
10.31†	Promissory Note between Susan Erskine and PMR Corporation in the amount of $80,000, dated January 19, 2000 (incorporated by reference to Exhibit 10.37 to the January 2000 10-Q).
10.32†	Stock Pledge Agreement between Susan Erskine and PMR Corporation dated January 19, 2000 (incorporated by reference to Exhibit 10.38 to the January 2000 10-Q).
10.33†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $59,554, dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.1 to the S-4).
10.34†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $278,504.82, dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.2 to the S-4).
10.35†	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $256,623.60, dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.3 to the S-4).
10.36†	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $209,317.15, dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.4 to the S-4).
10.37†	Amended and Restated Promissory Note between Susan Erskine and PMR Corporation in the amount of $20,414, dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.5 to the S-4).
10.38†	Consulting Agreement between Mark P. Clein and PMR Corporation dated as of May 10, 2002 (incorporated by Reference to Exhibit 10.6 to the S-4).
10.39†	Employment Agreement between Fred D. Furman and PMR Corporation dated as of August 25, 1999 (incorporated by Reference to Exhibit 10.7 to the S-4).
10.40†	Employment Agreement between Susan D. Erskine and PMR Corporation dated as of August 25, 1999 (incorporated by Reference to Exhibit 10.8 to the S-4).
10.41†	Amendment to Employment Agreement between Fred D. Furman and PMR Corporation dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.9 to the S-4).

Exhibit
Number	Description

10.42†	Amendment to Employment Agreement between Susan Erskine and PMR Corporation dated as of May 1, 2002 (incorporated by Reference to Exhibit 10.10 to the S-4).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PMR has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2002.

PMR CORPORATION

By:	/s/ FRED D. FURMAN

Fred D. Furman
President and General Counsel

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred D. Furman and Reggie A. Roman, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN TEPPER Allen Tepper	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 29, 2002

/s/ MARK P. CLEIN Mark P. Clein	Director	July 29, 2002

/s/ FRED D. FURMAN Fred D. Furman	President and General Counsel	July 29, 2002

/s/ SUSAN D. ERSKINE Susan D. Erskine	Executive Vice President, Secretary, and Director	July 29, 2002

/s/ SATISH TYAGI Satish Tyagi	Director	July 29, 2002

/s/ CHARLES C. MCGETTIGAN Charles C. McGettigan	Director	July 29, 2002

/s/ EUGENE D. HILL Eugene D. Hill	Director	July 29, 2002

Signature	Title	Date

/s/ RICHARD NIGLIO Richard Niglio	Director	July 29, 2002

/s/ REGGIE A. ROMAN Reggie A. Roman	Chief Financial Officer (Principal Financial Officer)	July 29, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PMR Corporation

      We have audited the accompanying consolidated balance sheets of PMR Corporation as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PMR Corporation at April 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

June 21, 2002

PMR Corporation

CONSOLIDATED BALANCE SHEETS

	April 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$14,847,153	$13,636,122
Short-term investments, available-for-sale	7,767,116	4,129,364
Accounts receivable, net of allowance for doubtful accounts of $2,060,000 in 2002 and $4,992,000 in 2001	909,605	794,549
Prepaid expenses and other current assets	679,295	453,768

Total current assets	24,203,169	19,013,803
Furniture and office equipment, net of accumulated depreciation of $1,617,000 in 2002 and $2,400,000 in 2001	163,842	742,754
Long-term accounts and notes receivable, net of allowance for doubtful accounts of $91,000 in 2002 and $520,000 in 2001	407,028	1,514,482
Other long-term assets	28,166	88,035

Total assets	$24,802,205	$21,359,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,038	$466,564
Accrued expenses	928,438	1,274,788
Accrued compensation and employee benefits	311,851	530,646
Advances from case management agencies	1,944,472	1,312,187

Total current liabilities	3,378,799	3,584,185
Contract settlement reserve	2,048,597	4,199,146
Note payable, long-term portion	—	81,284
Other long-term liabilities	—	27,360
Stockholders’ equity:
Convertible preferred stock, $.01 par value, authorized shares — 1,000,000; issued & outstanding shares — none in 2002 and 2001	—	—
Common stock, $.01 par value, authorized shares — 19,000,000; issued and outstanding shares — 7,290,017 in 2002 and 7,255,017 in 2001	72,650	72,550
Additional paid-in capital	31,365,808	31,259,688
Notes receivable from employees and officers, net	(373,017)	(539,260)
Accumulated other comprehensive income	31,829	49,747
Accumulated deficit	(11,526,954)	(17,348,126)
Treasury stock, at cost	(195,507)	(27,500)

Total stockholders’ equity	19,374,809	13,467,099

Total liabilities and stockholders’ equity	$24,802,205	$21,359,074

See accompanying notes.

PMR Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,

	2002	2001	2000

Revenues	$20,746,624	$17,682,291	$42,510,179

Expenses:
Direct operating expenses	16,231,237	15,287,649	34,626,858
Research and development	210,851	997,117	—
Marketing, general and administrative	3,902,745	8,292,006	8,561,708
Provision for (recovery of) doubtful accounts	(3,195,115)	723,376	5,128,847
Depreciation and amortization	542,993	1,361,740	1,010,415
Software development amortization	—	2,759,942	—
Special charge	1,070,046	1,246,425	1,432,823

Total expenses	18,762,757	30,668,255	50,760,651

Interest expense	(11,326)	(20,625)	(26,908)
Interest income	616,337	1,307,743	1,491,977

Income (loss) from continuing operations before income taxes	2,588,878	(11,698,846)	(6,785,403)
Income tax (benefit) expense	(3,232,294)	(929,305)	4,881,927

Net income (loss) from continuing operations	5,821,172	(10,769,541)	(11,667,330)
Results from discontinued operation — Stadt Solutions LLC	—	—	664,011

Net income (loss)	$5,821,172	$(10,769,541)	$(11,003,319)

Earnings (loss) per common share from continuing operations:
Basic	$0.81	$(1.52)	$(1.77)

Diluted	$0.81	$(1.52)	$(1.77)

Earnings per common share from discontinued operation:
Basic	$—	$—	$0.10

Diluted	$—	$—	$0.10

Earnings (loss) per common share:
Basic	$0.81	$(1.52)	$(1.67)

Diluted	$0.81	$(1.52)	$(1.67)

Dividend declared per share of common stock outstanding of 7,255,017 shares on December 29, 2000 and 7,053,689 shares on January 26, 2000	$—	$1.00	$1.50

Shares used in computing per share amounts:
Basic	7,202,236	7,098,000	6,606,322

Diluted	7,211,888	7,098,000	6,606,322

See accompanying notes.

PMR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes
						Receivable			Accumulated
	Convertible					from			Other
	Preferred Stock		Common Stock		Additional	Employees	Retained		Comprehensive	Total
					Paid-in	and	Earnings	Treasury	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Officers	(Deficit)	Stock	Loss	Equity

Balance at April 30, 1999	—	—	6,988,878	$69,889	$48,123,385	$—	$5,400,242	$(942,500)	$—	$52,651,016
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(1,786,406)	—	(1,786,406)
Issuance of common stock under stock option plan	—	—	69,139	691	250,342	—	—	—	—	251,033
Reissued treasury stock under stock option plan	—	—	—	—	—	—	13,326	427,822	—	441,148
Reissued treasury stock in exchange of notes receivable	—	—	—	—	—	(1,312,250)	(988,834)	2,301,084	—	—
Proceeds from payment of employees and officers	—	—	—	—	—	980,250	—	—	—	980,250
Stock compensation expense	—	—	—	—	202,790	—	—	—	—	202,790
Dividend paid on common stock	—	—	—	—	(10,580,534)	—	—	—	—	(10,580,534)
Net loss	—	—	—	—	—	—	(11,003,319)	—	—	(11,003,319)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(154,274)	(154,274)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,157,593)

Balance at April 30, 2000	—	—	7,058,017	70,580	37,995,983	(332,000)	(6,578,585)	—	(154,274)	31,001,704
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(27,500)	—	(27,500)
Issuance of common stock under stock option plan	—	—	197,000	1,970	423,353	(423,260)	—	—	—	2,063
Proceeds from payments on notes receivable from employees and officers	—	—	—	—	—	216,000	—	—	—	216,000
Stock compensation expense	—	—	—	—	95,368	—	—	—	—	95,368
Dividend paid on common stock	—	—	—	—	(7,255,016)	—	—	—	—	(7,255,016)
Net loss	—	—	—	—	—	—	(10,769,541)	—	—	(10,769,541)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	204,021	204,021

Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,565,520)

Balance at April 30, 2001	—	—	7,255,017	72,550	31,259,688	(539,260)	(17,348,126)	(27,500)	49,747	13,467,099
Acquisition of treasury stock at cost	—	—	—	—	—	—	—	(168,007)	—	(168,007)
Issuance of common stock	—	—	35,000	100	71,150	—	—	—	—	71,250
Proceeds from payments on notes receivable from employees and officers	—	—	—	—	—	103,510	—	—	—	103,510
Stock compensation expense	—	—	—	—	34,970	—	—	—	—	34,970
Allowance on notes receivable						62,733				62,733
Net income	—	—	—	—	—	—	5,821,172	—	—	5,821,172
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	(17,918)	(17,918)

Comprehensive income	—	—	—	—	—	—	—	—	—	5,803,254

Balance at April 30, 2002	—	—	7,290,017	$72,650	$31,365,808	$(373,017)	$(11,526,954)	$(195,507)	$31,829	$19,374,809

See accompanying notes.

PMR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,

	2002	2001	2000

Operating activities
Net income (loss)	$5,821,172	$(10,769,541)	$(11,003,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	542,993	4,121,682	1,010,415
Special charge	1,070,046	1,246,425	1,432,823
Provision for (recovery of) doubtful accounts	(3,285,820)	723,376	5,128,847
Stock compensation expense	155,203	95,368	202,790
Deferred income taxes, net of valuation allowance	—	—	8,071,815
Changes in operating assets and liabilities:
Accounts and notes receivable	4,278,218	4,633,483	11,950,486
Prepaid expenses and other assets	(176,598)	758,395	668,018
Accounts payable and accrued expenses	(1,418,216)	(1,051,777)	(2,565,844)
Accrued compensation and employee benefits	(218,795)	(305,220)	(1,247,216)
Advances from case management agencies	632,285	227,991	237,843
Payable to related party	—	—	(3,052,610)
Contract settlement reserve	(2,150,549)	(1,113,909)	(1,359,672)
Minority interest	—	—	(1,921,057)
Other long-term liabilities	(27,360)	(18,613)	(7,466)

Net cash provided by (used in) operating activities	5,222,579	(1,452,340)	7,545,853

Investing activities
Proceeds from the sale and maturity of short-term investments	6,520,601	16,980,209	15,576,782
Purchases of short-term investments	(10,176,271)	(2,325,798)	(6,801,256)
Software development costs	—	(1,187,654)	(1,572,288)
Purchases of furniture and office equipment, net of disposals	(223,847)	(391,253)	(205,393)

Net cash (used in) provided by investing activities	(3,879,517)	13,075,504	6,997,845

Financing activities
Cash dividend paid	—	(7,255,016)	(10,580,534)
Acquisition of treasury stock	(86,757)	(27,500)	(1,786,406)
Issuance of common stock	13,750	2,063	251,033
Issuance of treasury stock	—	—	441,148
Proceeds from payments of notes receivable from employees and officers	22,260	216,000	980,250
Payments on note payable to bank	(81,284)	(114,843)	(97,947)

Net cash used in financing activities	(132,031)	(7,179,296)	(10,792,456)

Net increase in cash and cash equivalents	1,211,031	4,443,868	3,751,242
Cash and cash equivalents of discontinued operation	—	—	192,166
Cash and cash equivalents at beginning of period	13,636,122	9,192,254	5,248,846

Cash and cash equivalents at end of period	$14,847,153	$13,636,122	$9,192,254

Supplemental information:
Tax refund, net	$(2,570,803)	$(938,706)	$(3,624,370)
Interest paid	$11,326	$20,625	$28,521
Supplemental disclosure of non-cash financing activities:
Cancellation of note receivable from officer for treasury shares	$81,250	$—	$—

See accompanying notes.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

1.     Organization and Significant Accounting Policies

     Organization, Business and Principles of Consolidation

      PMR Corporation and its subsidiaries (“PMR” or the “Company”) develops and manages specialized mental health care programs and disease management services designed to treat individuals diagnosed with a serious mental illness (“SMI”), primarily schizophrenia and bipolar disorder (i.e., manic-depressive illness). The Company currently manages, administers or provides consulting services for outpatient and community-based psychiatric services for SMI patients, consisting of two outpatient programs (the “Outpatient Programs”) and case management programs for a case management agency in and around the Nashville, Tennessee area (the “Case Management Programs”). During the fiscal year ended April 30, 2002, the Company continued to focus on maximizing cash flow in the Health Services Programs as it evaluated its strategic alternatives.

      In fiscal year 2000, the Company launched a health information business through InfoScriber Corporation (“InfoScriber”), its wholly-owned subsidiary, whose mission was to become a strategic health information company that would provide critical disease-specific information to pharmaceutical companies, providers, managed care organizations, and other health care organizations. The Company made significant progress in the completion of the software program, the signing and implementation of a group of select physicians as well as significant discussions with purchasers of the associated data. As anticipated, InfoScriber was using cash and the Company had hoped to seek additional third-party financing to fund the growth of the subsidiary. However, given the state of the capital markets and the need for significant additional investment to bring the InfoScriber subsidiary to profitability, it was determined in July 2001 that it would be in the stockholders’ best interest to terminate the operations of InfoScriber. In addition, on July 31, 2001, the Company agreed to license the InfoScriber application to Conundrum Communications, Inc. (“Conundrum”) on an exclusive and perpetual basis in the behavioral and social services areas. Conundrum will have the opportunity to grow the InfoScriber application in the behavioral health and social services areas while the InfoScriber subsidiary will be eligible to receive royalties for a period of five years.

      The Company was incorporated in the State of Delaware in 1988. The consolidated financial statements include the accounts of PMR Corporation and its wholly-owned subsidiaries, Psychiatric Management Resources, Inc., Collaborative Care Corporation and InfoScriber Corporation. The Company accounted for its consolidation in accordance with Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries. All inter-company balances have been eliminated in consolidation. The Company does not consolidate any of the organizations it manages as it does not have operating control as defined in Emerging Issues Task Force Statement No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements (EITF 97-2).

     Recent Operating Results and Liquidity

      The Company experienced significant losses in fiscal years 2001 and 2000. Those losses reduced the Company’s equity position at April 30, 2001. Management of the Company has undertaken significant changes to its business and operations including reducing the number of Outpatient Programs managed and exiting the InfoScriber business. As a direct result of these changes plus $3.4 million in recoveries of certain accounts receivable previously provided as doubtful accounts and $3.2 million in tax benefit resulting primarily from the economic recovery stimulus package approved by the 107th Congress of the United States of America, which allowed the Company to carryback the losses for a five-year period versus a two-year period, the Company significantly improved results from operations and its financial position during fiscal year 2002.

      In May 2002, the Company announced the execution of a definitive merger agreement dated May 6, 2002, providing for the merger of a wholly-owned subsidiary of PMR with and into Psychiatric Solutions,

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

Inc., a privately-held Delaware corporation (“PSI”), with PSI being the surviving corporation and becoming a wholly-owned subsidiary of PMR, which will be subsequently renamed PSI. In connection with the merger, PSI stockholders will exchange all warrants, preferred stock, and common stock of PSI for shares of PMR common stock. Upon completion of the merger, PSI stockholders will own approximately 72% of the combined company and PMR shareholders will own approximately 28%. The transaction will be subject to PMR stockholder approval, regulatory approval, and other customary closing conditions.

      In connection with the execution of the merger agreement, on May 6, 2002, the Board of Directors of PMR declared a special cash dividend in the amount of $1.70 per share, payable on May 24, 2002, to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend that was paid on May 24, 2002 was approximately $12.3 million on approximately 7,263,000 shares outstanding on that date.

      Although there can be no assurances, management believes that the Company has the financial resources needed to meet its liquidity needs throughout fiscal year 2003.

     Legislation, Regulations and Market Conditions

      The Company is subject to federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services, and reimbursement for services. As such, in the ordinary course of business, the Company’s operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits, and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties, or restitutionary relief.

     Concentration of Credit Risk

      The Company grants credit to contracting providers in various states without collateral. At April 30, 2002, the Company has net current and long term receivables aggregating approximately $1,063,000 from two providers, each of which comprise more than 10% of total net consolidated receivables. The Company monitors the credit worthiness of these customers and believes the balances outstanding, net of allowances at April 30, 2002, are fully collectible.

      Substantially all of the Company’s cash and cash equivalents are held at five financial institutions. The Company monitors the financial status of these banks and does not believe the deposits are subject to a significant degree of risk.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates. The Company’s significant accounting estimates are the allowance for doubtful accounts and the contract settlement reserve.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of highly liquid investments with maturities, when acquired, of three months or less. Investments with original maturities of three months or less that were classified as cash equivalents totaled approximately $3.9 million and $4.2 million as of April 30, 2002 and 2001, respectively.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

Short-Term Investments

      Marketable equity securities and debt securities are classified as available-for-sale because management has the intent and ability to sell the securities prior to maturity for use in current operations. Available-for-sale securities are carried at fair value, which approximates cost, with unrealized gains and losses reported as a separate component of stockholders’ equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization along with realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.

Dividend Paid on Common Stock

      No dividends were paid in fiscal year 2002. In the third quarter of fiscal year 2001, the Board of Directors declared a dividend of $7,255,016, or $1.00 per share of common stock, payable to stockholders of record on December 21, 2000. In fiscal year 2000, the Board of Directors declared a dividend of $10,580,534, or $1.50 per share of common stock, payable to stockholders of record on January 26, 2000.

      In connection with the execution of the merger agreement, on May 6, 2002, the Board of Directors of PMR declared a special cash dividend in the amount of $1.70 per share, payable on May 24, 2002, to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend that was paid on May 24, 2002 was approximately $12.3 million.

Earnings per Share

      Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period.

      Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended April 30,

	2002	2001	2000

Numerator:
Net income (loss) available to common stockholders	$5,821,172	$(10,769,541)	$(11,003,319)

Denominator:
Weighted average shares outstanding for basic earnings per share	7,202,236	7,098,000	6,606,322
Effects of dilutive stock options and warrants outstanding	9,652	—	—

Shares used in computing diluted earnings per common share	7,211,888	7,098,000	6,606,322

Earnings (loss) per common share, basic	$0.81	$(1.52)	$(1.67)

Earnings (loss) per common share, diluted	$0.81	$(1.52)	$(1.67)

      No dilutive stock options and warrants were included in the computation of diluted earnings per share for the fiscal years ended April 30, 2001 and 2000 because the inclusion thereof would have had an antidilutive effect.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

Revenue Recognition and Contract Settlement Reserve

      The Outpatient Programs that the Company currently manages or administers consist primarily of psychiatric partial hospitalization programs. In these programs, the patient is ambulatory, but requires intensive, coordinated clinical services for SMI. In general, these programs are an alternative to inpatient care. They involve patients in crisis or recovering from crisis who, thus, require more intensive clinical services than those generally available in a traditional outpatient setting. Presently, the Company’s Outpatient Program Management Services are provided under a contract, which has a remaining term of two years, with an acute care hospital. This contract governs the method by which the Company provides consulting or management services, the responsibility of the hospital provider for licensure, billing, staff, insurance and the provision of health care services and the manner in which the Company will be compensated. The Company provides a program administrator or consultant, proprietary software and data systems, policies and procedures, clinical protocols and curricula and other technical and administrative information that enhance the quality of care and the efficiency of administration of the program. Prior to March 8, 2002, this contract provided for payment of fees by the hospital based on the services that the Company provides. Effective March 8, 2002, the payment of fees was converted to a fixed monthly management fee. The hospital maintains responsibility for substantially all direct program costs under this contract.

      The Company has been retained to manage and provide the outpatient psychiatric portion of a managed health care program funded by the State of Tennessee (“TennCare”). Under the terms of its agreements, the Company receives a monthly case rate payment from the managed care consortium responsible for managing the TennCare program, and is responsible for planning, coordinating and managing psychiatric case management to residents of Tennessee who are eligible to participate in the TennCare program using the proprietary treatment programs developed by the Company. The Company offers its case management services through long-term exclusive management agreements with leading independent providers for case management services. Pursuant to those agreements, the Company contributes its proprietary protocols and management expertise and, when necessary, negotiates case management rates and contracts on behalf of the Providers. The Company may also provide training, management information systems support, and accounting and fiscal services. Presently, the Company manages programs for a case management agency in and around the Nashville, Tennessee area. Revenues under these programs were approximately $17,201,000, $14,019,000, and $13,663,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

      The Company does not employ or bill for any services rendered by psychiatrists or other professionals whose patients are enrolled in the programs managed by the Company.

      Revenue under the acute outpatient psychiatric programs is recognized when services are rendered based upon contractual arrangements with providers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the Providers for all or some portions of the Company’s management fees that may be disallowed as reimbursable to the Providers by Medicare’s fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts owed to its Providers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserve is classified as a non-current liability in the accompanying balance sheets as payment of these reserves is not expected to occur during fiscal year 2003. Disallowance of costs by Medicare are pertinent only for services rendered through September 30, 2000 inasmuch as the Medicare program converted to the prospective payment methodology for the reimbursement of outpatient services effective October 1, 2000. Under provisions of the indemnification clause of the Company’s management contracts, the Company indemnified providers approximately $1,240,000 and $2,874,000 for the years ended April 30, 2001 and 2000, respectively. The Company was not required to indemnify any provider during fiscal year 2002. In addition, during the fourth quarter of fiscal year 2002, the Company recognized a reduction of approximately $1.7 million in contract settlement

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

reserves due to estimated final settlement in Provider cost reports. This reduction in contract settlement reserve was recorded as an increase to net revenues for the period.

      During the fiscal year ended April 30, 2002, the Company recorded $3.4 million in recoveries of certain accounts receivable previously provided as doubtful accounts. The recoveries were primarily due to the collection of approximately $1.9 of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

      Stadt Solutions LLC (“Stadt Solutions”) recorded pharmaceutical revenue when the product was sold to customers at pharmacies, net of any estimated contractual allowances. A substantial portion of the net revenue for Stadt Solutions was derived directly from customers insured under Medicaid or other government-sponsored health care programs. The Company sold substantially all of its interest in Stadt Solutions in fiscal year 2000. Activity related to Stadt Solutions is presented in the Company’s financial statements and footnotes as a discontinued operation for all fiscal years (see Note 2).

     Insurance

      The Company carries “occurrence basis” insurance to cover general liability, property damage and workers’ compensation risks. Medical professional liability risk is covered by a “claims made” insurance policy that provides for guaranteed tail coverage. Loss reserves for incurred by not reported medical professional liability claims are not material.

     Stock Options

      SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. In accordance with the provisions of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In accordance with SFAS No. 123, the Company has presented pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been applied.

     Comprehensive Income (Loss)

      The Company follows SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company reports comprehensive income (loss) as a separate component of Stockholders’ Equity.

     Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are viewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

continue to be amortized over their useful lives. The Company had no acquired goodwill or intangible assets at April 30, 2002 or 2001 and, thus, the adoption of these new standards had no impact.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a significant effect on its financial statements.

2.     Discontinued Operation

      During fiscal year 2000, the Company sold substantially all of its interest in Stadt Solutions, a majority owned subsidiary owned partially by Stadt Holdings (formerly Stadtlander Drug Distribution Co., Inc.). Stadt Solutions comprised the Company’s entire pharmaceutical segment. The transaction, which effected the sale of the Company’s ownership interest in Stadt Solutions, resulted in cash proceeds of approximately $3.3 million and a gain of approximately $664,000, net of fiscal year 2000 operating losses. The operating results of the discontinued operation are summarized as follows:

Year Ended
April 30, 2000

Net revenue	$26,878,254

Loss before minority interest and income tax benefit	(2,773,570)
Minority interest	1,384,011

Net loss	$(1,389,559)

      Net current assets and net long-term liabilities of the discontinued operation have been reported as a separate component of the consolidated balance sheets for all years presented. Net results of operation for the discontinued operation have been reported as a separate component of the consolidated statements of operations for all years presented. There were no discontinued operations during fiscal years 2002 and 2001.

3.     Investments

      The following is a summary of available-for-sale securities, stated at fair value:

	April 30,

	2002	2001

U.S. government securities	$5,558,178	$3,876,999
Commercial paper	2,208,938	252,365

Total debt securities	$7,767,116	$4,129,364

      At April 30, 2002 all investments contain contractual maturities of two years or less. The balance sheet classification as short-term available-for-sale securities is based on management’s intentions rather than actual maturity dates. Therefore, classification of these securities may differ from stated maturities. As management has the ability and intent to sell these available-for-sale securities prior to maturity and views the portfolio as available for use in current operations, the investments are classified as current at April 30, 2002. Unrealized holding gains, reported as other comprehensive income in accordance with SFAS No. 130 (see Note 1), totaled approximately $32,000 and $50,000 at April 30, 2002 and 2001, respectively.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

4.     Capitalized Software Development

      During the years ended April 30, 2001 and 2000, the Company recorded capitalized software development costs in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and related interpretations. Capitalized software development costs consist primarily of consulting fees and salaries and benefits for in-house programmers incurred by the newly established InfoScriber subsidiary. Amortization commenced upon completion and commercial release of the software in August 2000. Research for and development of Version 2 of the InfoScriber medication management software started immediately after completion of Version 1. Version 2 was expected to completely replace Version 1 and was anticipated to be technically feasible shortly after April 30, 2001. Accordingly, the Company amortized the total capitalized cost of Version 1 of approximately $2.8 million through April 30, 2001. In July 2001, after exploring numerous strategic alternatives, the Company terminated the operations of its InfoScriber subsidiary and licensed the InfoScriber application to Conundrum on an exclusive and perpetual basis in the behavioral and social services areas.

5.     Long Term Receivables

      Long-term receivables consist of amounts due from certain officers for related tax liabilities (see Note 10).

6.     Furniture and Office Equipment

      Furniture and office equipment consist of the following at April 30:

	2002	2001

Furniture and equipment	$1,573,680	$2,857,193
Leasehold improvements	206,849	285,448

	1,780,529	3,142,641
Accumulated depreciation	(1,616,687)	(2,399,887)

	$163,842	$742,754

      Furniture and office equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method over terms of three to five years. Depreciation expense from continuing operations was approximately $532,000, $1,173,000, and $898,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

7.     Other Long-term Assets

      Other long-term assets consist of the following at April 30:

	2002	2001

Proprietary information and covenants not to compete	$225,000	$225,000
Other	178,268	227,197

	403,268	452,197
Amortization	(375,102)	(364,162)

	$28,166	$88,035

      Other assets are amortized using the straight-line method over their estimated useful lives. The estimated useful life of proprietary information and covenants not to compete is five to ten years. Amortization expense from continuing operations was approximately $11,000, $189,000, and $112,000 for the fiscal years ended April 30, 2002, 2001, and 2000, respectively.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

8.     Borrowings

     Equipment Note Payable

      The Company has a promissory note for the purchase of office furniture, fixtures, and equipment. The note is collateralized by all assets acquired with proceeds from the loan. The note matures in November 2002 and requires principal and interest payments due monthly with interest accruing at 8.36%. The balance outstanding under this note was approximately $72,000 and $188,000 at April 30, 2002 and 2001, respectively for which the current portion is included in accrued expenses and the long-term portion is included in other long-term liabilities.

9.     Stock Options and Warrants

      The Company’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”) provides for the granting of options to purchase up to 4,000,000 shares of common stock to eligible employees. Under the 1997 Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 20% each year, commencing one year after the date of grant. The 1997 Plan also provides for the full vesting of all outstanding options under certain change of control events. Option prices must equal or exceed the fair market value of the common shares on the date of grant. The termination date of the 1997 Plan is October 6, 2008.

      The Company has a non-qualified stock option plan for its outside directors (the “1992 Plan”). The 1992 Plan provides for the Company to grant each outside director options to purchase 15,000 shares of the Company’s common stock annually at the fair market value at the date of grant. As amended, options for a maximum of 1,025,000 shares may be granted under this plan. The options vest 30% immediately and in ratable annual increments over the three-year period following the date of grant. In 1997, the Board of Directors amended the 1992 Plan to provide for full vesting of all outstanding options under certain change of control events.

      During fiscal year 2000, the Company recognized $142,500 compensation expense related to stock options issued to certain officers with exercise prices below fair market value.

     Warrants

      In September 1995, the Company granted rights to earn up to 50,000 warrants to a case management agency in connection with a Management and Affiliation Agreement. The warrants may be earned in each of the five years beginning May 1997 only if certain financial performance criteria are met. The exercise price is equal to the average closing price of the Company’s common stock for the ten day period prior to April 30 for the year in which the warrants are earned. As of April 30, 2002, no warrants were earned under the agreement. Rights to earn 40,000 of the warrants were expired at April 30, 2001.

      In November 1996, the Company granted warrants to purchase a total of 30,000 shares of common stock to the case management agency discussed above. The warrants are exercisable in increments of 5,000 shares per year for six years beginning May 1997. The exercise price is equal to the average closing price of the Company’s common stock for the ten day period prior to April 30 for the covered year. As of April 30, 2002, warrants to purchase 25,000 shares of the Company’s stock were outstanding at prices ranging from $1.40 to $19.19. The warrants expire in September 2002.

      In March 2000, warrants to purchase 1,000 shares of the Company’s common stock were issued to an outside party at an exercise price of $4.50. The warrants are immediately exercisable and expire in March 2005. None of the warrants were exercised as of April 30, 2002.

      In March 2000, the Company granted rights to an outside party to earn up to 10,000 warrants to purchase the Company’s common stock. The exercise price of the warrants is $4.938. The warrants are earned only if certain criteria are met by the outside party. Upon being earned, the warrants are exercisable at a rate of 33.3% on the first day of the calendar quarter following each of the first, second

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

and third anniversary of their respective effective dates. The warrants expire the earlier of five years from the date of grant or on the date the Membership Agreement with the outside party is terminated. Warrants to purchase 500 shares of the Company’s common stock expired during fiscal year 2002.

      A summary of the Company’s stock option and warrant activity and related information is as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding April 30, 1999	2,677,410	$6.68
Granted	1,063,000	2.51
Exercised	(844,139)	2.38
Forfeited	(912,476)	6.27

Outstanding April 30, 2000	1,983,795	6.38
Granted	561,100	2.19
Exercised	(197,000)	2.16
Forfeited	(401,335)	5.26

Outstanding April 30, 2001	1,946,560	5.83
Granted	65,000	1.49
Exercised	(10,000)	1.38
Forfeited	(590,909)	5.88

Outstanding April 30, 2002	1,410,651	5.64

      At April 30, 2002, options and warrants to purchase 779,360 and 26,000 shares of common stock, respectively, were exercisable. Shares available for future grant under the 1997 and 1992 Plans totaled 2,626,769 at April 30, 2002. The weighted-average fair value of options and warrants granted was $0.97, $1.53, and $1.70 for the fiscal years ended April 30, 2002, 2001, and 2000, respectively.

      A summary of options and warrants outstanding and exercisable at April 30, 2002 follows:

				Weighted-
Options		Weighted-		Average	Options	Weighted-
and		Average		Remaining	and	Average
Warrants	Exercise Price	Exercise		Contractual	Warrants	Exercise
Outstanding	Range	Price		Life	Exercisable	Price

180,000	$1.40 – $ 2.0	0 $	1.60	8.2	31,000	$1.61
269,750	2.44 – 3.50		3.08	6.4	135,800	3.06
224,613	3.75 – 4.75		4.68	3.6	222,513	4.68
591,209	6.00 – 8.00		7.21	5.4	270,968	7.35
135,079	9.75 – 10.00		10.00	3.7	135,079	10.00
10,000	15.46 – 19.19		17.33	0.3	10,000	17.33

1,410,651			5.64	5.5	805,360	6.24

      Adjusted pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

the date of grant using the “Black-Scholes” method for option pricing with the following weighted-average assumptions for fiscal years 2002, 2001, and 2000:

	2002	2001	2000

Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	4.61%	5.75%	6.12%
Annual dividend yield	—	—	—
Volatility	70.0%	82.6%	70.0%

      For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended April 30, 2002, 2001, and 2000 follows:

	2002	2001	2000

Pro forma net income (loss)	$4,934,200	$(12,162,678)	$(11,712,350)
Pro forma net earnings (loss) per share, basic	0.69	(1.71)	(1.77)
Pro forma net earnings (loss) per share, diluted	0.68	(1.71)	(1.77)

10.     Notes Receivable from Employees and Officers

      In fiscal year 2001 and 2000, the Company loaned approximately $423,000 and $1.3 million, respectively, to certain employees and officers of the Company for the purchase of stock pursuant to the exercise of stock options (“Stock Notes”). The notes receivable are recorded as a separate component of stockholders’ equity in the accompanying balance sheets and totaled approximately $373,000 and $539,000 at April 30, 2002 and 2001, respectively. The notes for purchase of stock are with recourse in addition to being collateralized by stock under the respective pledge agreements.

      The Company also made available loans of approximately $451,000 to certain officers for related tax liabilities (“Tax Notes”). The notes receivable plus accrued interest are included in long-term accounts and notes receivable in the accompanying balance sheets and totaled approximately $407,000 and $451,000 at April 30, 2002 and 2001, respectively. The notes for related tax liabilities are without recourse. The notes are collateralized by stock under their respective pledge agreements.

      Effective May 1, 2002, the notes were amended to include a provision that allows the principal and interest on the notes to be paid, at anytime prior to December 31, 2003, through the delivery to the Company of PMR common stock valued at the higher of (i) a fixed amount or (ii) the average closing sales prices of PMR common stock for the five trading days prior to the delivery of such stock. As of April 30, 2002, the Company’s stock price was below the fixed amount stated above. As such, the Company recorded allowances on the Stock Notes and Tax Notes of approximately $63,000 and $91,000, respectively, as of April 30, 2002.

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

11.     Income Taxes

      Income tax (benefit) expense consists of the following:

	2002	2001	2000

Federal:
Current	$(87,000)	$(741,000)	$(1,000,000)
Deferred	(3,379,000)	—	4,653,000

	(3,466,000)	(741,000)	3,653,000

State:
Current	—	(188,000)	—
Deferred	234,000	—	1,229,000

	234,000	(188,000)	1,229,000

	$(3,232,000)	$(929,000)	$4,882,000

      At April 30, 2002, the Company had federal and state tax net operating loss carryforwards of approximately $6,822,000 and $10,567,000, respectively. The federal and state tax loss carryforwards will begin to expire in 2020 and 2003, respectively, unless previously utilized.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized in fiscal years 2002 and 2001 as realization of such assets is uncertain due primarily to changes in the Company’s core business and associated business risks.

      Significant components of the Company’s deferred tax assets and liabilities at April 30 are as follows:

	2002	2001

Deferred tax assets:
Allowance for bad debts	$1,761,000	$2,388,000
Contract settlement reserve	835,000	1,711,000
Other	90,000	445,000
Depreciation and amortization	907,000	692,000
Net operating loss carryforwards	2,996,000	7,899,000
Special charge	83,000	130,000

Total deferred tax assets	6,672,000	13,265,000

Deferred tax liabilities:
Right to bill	—	633,000
Non-accrual experience method	163,000	2,335,000

Total deferred tax liabilities	163,000	2,968,000

Net deferred tax asset before valuation allowance	6,509,000	10,297,000
Valuation allowance for deferred tax assets	(6,509,000)	(10,297,000)

Net deferred tax asset	$—	$—

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

      A reconciliation between the federal income tax rate and the effective income tax rate is as follows:

	Year Ended April 30,

	2002	2001	2000

Statutory federal income tax rate	34%	(41)%	(35)%
State income taxes, net of federal tax benefit	0%	(2)%	(6)%
Permanent differences	4%	0%	0%
Net operating loss carryback	(125)%	0%	0%
Change in valuation allowance	(38)%	35%	0%
Net effect of valuation of deferred tax assets	0%	0%	121%

	(125)%	(8)%	80%

12.     Customers

      The Company’s consolidated revenues, net of the effect of a $1.7 million reduction in contract settlement reserve (see Note 1), was approximately $19.0 million for the fiscal year ended April 30, 2002. Approximately 90% of such revenues relate to programs for a case management agency in and around the Nashville, Tennessee area.

      Approximately 2% of this $19.0 million in consolidated revenues was for a case management contract in Memphis, Tennessee that terminated on June 1, 2002. Revenues from the two continuing outpatient psychiatric programs accounted for the balance of the Company’s consolidated revenues. There were no outpatient psychiatric care providers responsible for 10% or more of the Company’s consolidated revenues from continuing operations in fiscal years 2002 and 2001. Individual providers responsible for ten percent or more of the Company’s consolidated revenues from continuing operations totaled 32% in fiscal year 2000.

13.     Employee Benefits

      The Company maintains a tax deferred retirement plan under Section 401(k) of the Internal Revenue Code for the benefit of all employees meeting minimum eligibility requirements. Under the plan, each employee may defer up to 15% of pre-tax earnings, subject to certain limitations. The Company will match 50% of an employee’s deferral to a maximum of 3% of the employee’s gross salary. The Company’s matching contributions vest over a five-year period. For the years ended April 30, 2002, 2001, and 2000, the Company contributed approximately $39,000, $116,000, and $236,000, respectively, to match employee deferrals.

14.     Commitments and Contingencies

Leases

      The Company leases its corporate headquarters in San Diego under a non-cancelable leasing arrangement for $6,000 per month, which expires on September 30, 2002. The Company also leases certain equipment under operating lease agreements. At April 30, 2002, future minimum lease payments for all operating leases with initial terms of one year or more are approximately $30,000 for the fiscal year ended April 2003.

      Rent expense from continuing operations totaled approximately $283,000, $427,000, and $2,052,000 for the years ended April 30, 2002, 2001, and 2000, respectively.

Litigation

      The Company is a party to various potential litigation claims and legal proceedings arising in the normal course of business. In management’s opinion, the outcome of these proceedings is not expected to

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

15.     Special Charge (Credit)

      A summary of the special charge for the year ended April 30, 2002 is as follows:

Severance	$736,722
Write-off of property and equipment	39,722
Other costs	293,602

Total special charge	$1,070,046

      The special charge in fiscal year 2002 resulted primarily from the termination of the InfoScriber operations and the related reduction in administrative overhead costs. The components of the special charge in fiscal year 2002 consist of severance for terminated employees, costs for non-cancelable facility lease commitments, write-offs of additional office furniture and equipment, and other miscellaneous charges.

      A summary of the special charge for the year ended April 30, 2001 is as follows:

Severance	$600,164
Write-off of property and equipment	561,647
Other costs	84,614

Total special charge	$1,246,425

      The special charge in fiscal year 2001 resulted primarily from management’s decision to close 14 programs, reduce administrative overhead during the fiscal year, and the impairment charge recognized on InfoScriber’s furniture, equipment, and certain other current assets under the provisions of SFAS No. 121. The components of the exit costs resulting from closing Outpatient Program locations and reducing operations and administrative overhead consist of severance for terminated employees, costs for non-cancelable facility lease commitments, write-offs of office furniture and equipment, and other miscellaneous charges.

      A summary of the special charge for the year ended April 30, 2000 is as follows:

Severance	$800,349
Lease costs	371,166
Write-off of property and equipment	177,826
Other costs	83,482

Total special charge	$1,432,823

      The special charge in fiscal year 2000 resulted primarily from management’s decision to close 26 programs and reduce administrative overhead during the year. The components of the exit costs resulting from closing program locations and reducing administrative overhead consist of severance for terminated employees, costs for non-cancelable facility lease commitments, write-offs of office furniture and equipment, and other miscellaneous charges.

      Components of the accrued special charge at April 30, 2002 are as follows:

Non-cancelable lease costs	$117,000
Severance	38,000
Other costs	48,000

Accrued special charges, April 30, 2002	$203,000

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

      Components of the accrued special charge at April 30, 2001 are as follows:

Non-cancelable lease costs	$95,000
Severance	148,000
Other costs	22,000

Accrued special charges, April 30, 2001	$265,000

      Accruals for special charges are included in the accompanying balance sheets as a component of accrued expenses.

      An analysis of the accrual activity during fiscal year 2002 is as follows:

Accrued special charges, April 30, 2001		$265,000
Lease costs, net	22,000
Severance, net	(110,000)
Other, net	26,000	(62,000)

Accrued special charges, April 30, 2002		$203,000

      An analysis of the accrual activity during fiscal year 2001 is as follows:

Accrued special charges, April 30, 2000		$376,000
Impaired long-term assets, net	(14,000)
Lease costs, net	(97,000)
Severance, net	15,000
Other, net	(15,000)	(111,000)

Accrued special charges, April 30, 2001		$265,000

16.     Related Party

      In January 2001, the Company retained McGettigan, Wick & Co. Inc., a principal of which holds a seat in the Company’s Board of Directors, to provide financial advisory services to the management and Board of Directors of the Company relative to the structuring, evaluation, negotiation, documentation, and closing of strategic alternatives for the Company. The fee for providing such services was $10,000, payable for three months commencing in February 2001, plus out-of-pocket expenses. Also due and payable upon consummation of any sale or merger of, acquisition by, or third-party financing for the Company will be an advisory fee equal to 5% of the consideration received or paid by the Company. The aggregate retainer fee of $30,000 will be credited against the advisory fee. If the Company were the acquiror, the advisory fee of $270,000 will be paid upon closing of the transaction.

17.     Reverse Stock Split

      In connection with and as a condition to the proposed merger discussed in Note 1, the Company is also proposing an amendment to its charter in order to effect a proposed 1-for-3 reverse stock split. The reverse stock split will be subject to PMR stockholder approval.

18.     Disclosures About Reportable Segments

      In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that it operates in two reportable segments: Health Services Business and Health Information Business. The Company’s reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and healthcare industry participants. The Health Services Business segment consists of two Outpatient Programs and two Case Management Programs. Under the Health Information Business, the Company has licensed its

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

software application to Conundrum in exchange for eligibility to receive royalties for a period of five years. The Company does not anticipate incurring any further costs associated with the Health Information Business. Accounting policies of segments are the same as those described in Note 1. There are no intersegment revenues. All revenues are derived from services performed in the United States.

      Activities classified as Other in the following schedule relate primarily to unallocated home office items. Assets for Outpatient Programs, Case Management Programs, and Health Information segment consist primarily of cash, accounts receivable, furniture and office equipment, and intangible assets. The Company evaluates the performance of each reportable segment based on income (loss) from operations before income taxes.

		Case	Health
	Outpatient	Management	Information
	Programs	Programs	Business	Other	Total

2002
Revenues	$3,106,813	$17,639,811	$—	$—	$20,746,624
Operating profit (loss)	2,458,442	1,917,519	(801,488)	(3,172,682)	401,791
Depreciation and amortization	4,273	235,096	—	303,624	542,993
Special charge	—	—	658,223	411,823	1,070,046
Net interest income	—	48,069	56,346	500,596	605,011
Income (loss) from continuing operations before income taxes	5,649,284	1,730,492	(1,403,365)	(3,387,533)	2,588,878
Total assets	725,358	1,105,944	1,763,524	21,207,379	24,802,205

2001
Revenues	$3,265,169	$14,417,122	$—	$—	$17,682,291
Operating profit (loss)	1,629,151	1,321,783	(5,091,671)	(4,753,744)	(6,894,481)
Depreciation and amortization	33,361	648,758	2,817,217	622,346	4,121,682
Special charge	249,571	—	851,592	145,262	1,246,425
Net interest income	—	112,063	382,228	792,827	1,287,118
Income (loss) from continuing operations before income taxes	1,513,628	141,672	(8,378,252)	(4,975,894)	(11,698,846)
Total assets	3,502,460	1,681,523	3,707,182	12,467,909	21,359,074

2000
Revenues	$26,861,993	$14,298,819	$—	$1,349,367	$42,510,179
Operating profit (loss)	7,412,352	1,693,444	(1,296,519)	(8,487,664)	(678,387)
Depreciation and amortization	232,162	266,109	7,617	504,527	1,010,415
Special credit	1,432,823	—	—	—	1,432,823
Net interest income	—	—	—	1,465,069	1,465,069
Income (loss) from continuing operations before income taxes	5,672,808	748,586	(1,304,136)	(11,902,661)	(6,785,403)
Total assets	4,788,180	2,601,569	1,691,066	31,654,747	40,735,562

PMR CORPORATION

NOTES TO CONSOLIDATED FINANCIALS STATEMENTS — (Continued)

19.     Unaudited Quarterly Financial Information

      The following table presents unaudited quarterly financial information for the eight quarters ended April 30, 2002. Management believes this information reflects all adjustments (consisting of normal recurring adjustments) that they consider necessary for a fair presentation with accounting principles generally accepted in the United States. The results for any quarter are not necessarily indicative of results for any future period:

	Quarters For The Years Ended,

	April 30, 2002				April 30, 2001

	Unaudited				Unaudited

	4/30/02	1/31/02	10/31/01	7/31/01	4/30/01	1/31/01	10/31/00	7/31/00

	(In thousands, except per share amounts)
Revenues	$6,422	$4,887	$4,933	$4,505	$4,137	$4,100	$4,263	$5,182
Net income (loss)	4,320	2,051	948	(1,498)	(3,725)	(2,869)	(2,523)	(1,653)
Net income (loss) per share:
Basic	0.60	0.29	0.13	(0.21)	(0.51)	(0.40)	(0.36)	(0.24)
Diluted	0.60	0.28	0.13	(0.21)	(0.51)	(0.40)	(0.36)	(0.24)

SCHEDULE II

PMR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C	COL. D	COL. E

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions —	End of
Description	Period	Expenses	Describe	Period

Year ended April 30, 2002
Allowance for doubtful accounts	$5,512,329	$389,340	$3,688,354(1)	$2,213,315
Contract settlement reserve	4,199,146	—	2,150,549(2)	2,048,597
Year ended April 30, 2001
Allowance for doubtful accounts	7,142,662	723,376	2,353,709(1)	5,512,329
Contract settlement reserve	5,313,055	41,973	1,155,882(2)	4,199,146
Year ended April 30, 2000
Allowance for doubtful accounts	10,781,138	5,128,847	8,767,323(1)	7,142,662
Contract settlement reserve	6,672,727	1,945,806	3,305,478(2)	5,313,055

(1)	Uncollectible accounts written-off, net of recoveries and reclassification of allowance from contract settlement reserve.

(2)	Contract settlement reserve written-off and reclassified to allowance for doubtful accounts.

S-1