Form 10-Q
period 2002-07-31
PSYCHIATRIC SOLUTIONS INC
filed 2002-09-16
CIK 829608

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number                      0-20488

Psychiatric Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2491707

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

113 Seaboard Lane, Suite C-100, Franklin, Tennessee	37067

(Address of Principal Executive Offices)	(Zip Code)

615-463-9338

(Registrant’s Telephone Number, Including Area Code)

Formerly PMR Corporation, formerly located at 1565 Hotel Circle South, 2nd Floor, San Diego, California 92108, fiscal year formerly ended on April 30.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:            Yes [X]             No [   ]

     As of July 31, 2002, Psychiatric Solutions, Inc. had 2,420,969 shares of common stock outstanding (after giving effect to the 1 for 3 stock split).

PSYCHIATRIC SOLUTIONS, INC.
(solely PMR Corporation operations)

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Psychiatric Solutions, Inc.
(solely PMR Corporation operations)

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2002	2002

	Unaudited
Assets
Current assets:
Cash and cash equivalents	$6,377,625	$14,847,153
Short-term investments, available for sale	3,565,002	7,767,116
Accounts receivable, net of allowance for doubtful accounts of $723,000 at July 31, 2002 and $2,060,000 at April 30, 2002	628,380	909,605
Prepaid expenses and other current assets	215,091	679,295

Total current assets	10,786,098	24,203,169
Furniture and office equipment, net of accumulated depreciation of $1,035,000 at July 31, 2002 and $1,617,000 at April 30, 2002	263,862	163,842
Long-term accounts and notes receivable, net of allowance for doubtful accounts of $141,000 at July 31, 2002 and $91,000 at April 30, 2002	355,632	407,028
Other assets	8,010	28,166

Total assets	$11,413,602	$24,802,205

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$143,495	$194,038
Accrued expenses	1,016,501	928,438
Accrued compensation and employee benefits	2,143,839	311,851
Advances from case management agencies	871,568	1,944,472

Total current liabilities	4,175,403	3,378,799
Contract settlement reserve	1,312,579	2,048,597
Stockholders’ equity:
Common stock, $.01 par value, authorized shares - 19,000,000; issued and outstanding shares - 2,457,494 at July 31, 2002 and 2,430,005 at April 30, 2002	24,575	24,300
Additional paid-in capital	19,280,186	31,414,158
Notes receivable from employees and officers	(220,662)	(373,017)
Accumulated other comprehensive income	31,320	31,829
Accumulated deficit	(12,994,292)	(11,526,954)
Treasury stock, common stock at cost - 36,525 shares at July 31, 2002 and at April 30, 2002	(195,507)	(195,507)

Total stockholders’ equity	5,925,620	19,374,809

Total liabilities and stockholders’ equity	$11,413,602	$24,802,205

See notes to condensed consolidated financial statements

Psychiatric Solutions, Inc.
(solely PMR Corporation operations)

Condensed Consolidated Statements of Operations
Unaudited

	Three months ended July 31,

	2002	2001

Revenues	$4,970,006	$4,505,291

Expenses:
Direct operating expenses	3,929,002	3,847,793
Research and development	—	196,872
Marketing, general and administrative	1,155,326	1,224,477
(Recovery of) provision for doubtful accounts	(33,164)	9,090
Depreciation and amortization	34,348	172,481
Special charges	2,034,174	725,935

Total expenses	7,119,686	6,176,648

Gain on sale of assets	598,103	—
Interest expense	(1,295)	(3,728)
Interest income	63,039	176,966

Net loss before income taxes	(1,489,833)	(1,498,119)
Income tax benefit	(22,496)	—

Net loss	$(1,467,337)	$(1,498,119)

Loss per common share
Basic	$(0.60)	$(0.62)

Diluted	$(0.60)	$(0.62)

Shares used in computing loss per share:
Basic	2,453,792	2,412,690

Diluted	2,453,792	2,412,690

Dividend declared per share of common stock outstanding of 2,420,969 shares on May 24, 2002	$5.10	$—

See notes to condensed consolidated financial statements

Psychiatric Solutions, Inc.
(solely PMR Corporation operations)

Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended July 31,
	2002	2001

Operating activities
Net loss	$(1,467,337)	$(1,498,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	2,000	19,421
Special charge	2,034,174	725,935
Depreciation and amortization	34,348	172,481
Provision for doubtful accounts	(33,164)	9,090
Gain on sale of assets	598,103	—
Changes in operating assets and liabilities:
Accounts and notes receivable	394,390	906,366
Prepaid expenses and other assets	484,359	103,238
Accounts payable and accrued expenses	(82,548)	(668,894)
Accrued compensation and employee benefits	(51,672)	(78,371)
Advances from case management agencies	(1,672,904)	71,224
Contract settlement reserve	(736,018)	—
Deferred rent expense	—	(7,553)

Net cash used in operating activities	(496,269)	(245,182)

Investing activities
Proceeds from the sale and maturity of short-term investments	5,861,328	1,915,059
Purchases of short-term investments	(1,659,723)	(1,346,344)
Purchases of furniture and office equipment, net	(132,471)	(4,327)

Net cash provided by investing activities	4,069,134	564,388

Financing activities
Proceeds from sale of common stock	211,245	—
Payments on note payable to bank	(30,446)	(37,256)
Acquisition of treasury stock	—	(16,347)
Proceeds from payments of notes receivable from employees and officers	123,750	—
Cash dividend paid	(12,346,942)	—

Net cash used in financing activities	(12,042,393)	(53,603)

Net (decrease) increase in cash and cash equivalents	(8,469,528)	265,603
Cash and cash equivalents at beginning of period	14,847,153	13,636,122

Cash and cash equivalents at end of period	$6,377,625	$13,901,725

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
(solely PMR Corporation operations)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2002

NOTE A – MERGER WITH PSYCHIATRIC SOLUTIONS HOSPITALS, INC.

     On August 5, 2002, pursuant to a definitive Merger Agreement dated May 6, 2002 and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). Concurrently, the name of PMR Corporation was changed to Psychiatric Solutions, Inc. (“PSI” or the “Company”). The surviving corporation in the merger was PSH, which has become a wholly-owned subsidiary of the Company. In exchange for their outstanding shares of common stock or preferred stock in PSH, stockholders of PSH received newly-issued shares of Company common stock. Options to acquire PSH common stock were converted into options to purchase shares of Company common stock based on the common stock exchange ratio used in the merger. Warrants of PSH will enable the holders to exercise these securities into shares of Company common stock. After giving effect to the exercise of all outstanding options and warrants of PSH following the merger, the former PSH stockholders and the Company’s pre-merger stockholders received approximately 72% and 28% of the common stock of the Company, respectively. The headquarters of the combined company have been relocated to Nashville, Tennessee. In addition, effective August 6, 2002, the shares of the Company were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS”. The Merger Agreement is on file with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on July 11, 2002.

     Inasmuch as the former PSH stockholders own more than half of the surviving corporation’s outstanding common stock pursuant to the merger, PSH is treated as the acquiring company for accounting purposes. However, the historical financial information contained herein only relates to PMR Corporation prior to the merger and excludes any information related to the business of PSH.

     Effective August 5, 2002, the Company changed its fiscal year end from April 30 to December 31. Beginning with the Company’s Form 10-Q for the quarter ended September 30, 2002, the Company will begin reporting results of the entity surviving the merger, PSH. Because the merger will be accounted for as a purchase of PMR Corporation by PSH, operating results reported for prior periods will not include the results of PMR Corporation prior to the merger.

NOTE B – BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

     In addition, this Quarterly Report on Form 10-Q relates to the quarter ended July 31, 2002, which ended prior to the completion of the merger described in Note A. As a result, these financial statements relate only to the PMR Corporation operations prior to the merger and do not include any of the financial statements relating to the PSH operations. These financial statements were prepared by the former Chief Financial Officer of PMR Corporation and such former Chief Financial Officer and the former Chief Executive Officer have certified to the Company that: (a) these financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and (b) to the best of their knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of PMR Corporation as of, and for, the quarter ended July 31, 2002.

NOTE C – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	(unaudited)
	2002	2001

Numerator :
Net loss available to common stockholders	$(1,467,337)	$(1,498,119)

Denominator:
Weighted average shares outstanding for basic earnings per share	2,453,792	2,412,690

Effects of dilutive securities:
Employee stock options and warrants	—	—

Dilutive potential common shares	—	—

Shares used in computing diluted loss per common share	2,453,792	2,412,690

Loss per common share, basic	$(0.60)	$(0.62)

Loss per common share, diluted	$(0.60)	$(0.62)

No potential common shares were included in the computation of diluted earnings per share because the inclusion thereof would have had an antidilutive effect.

NOTE D – DISCLOSURES ABOUT REPORTABLE SEGMENTS

     In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that, as of July 31, 2002, it operates in two reportable segments: Health Services Business and Health Information Business. The Company’s reportable segments are strategic business units that offer different services to a variety of inpatient and outpatient recipients and healthcare industry participants. The Health Services Business segment consists of two outpatient programs and two case management programs. Under the Health Information Business, the Company has licensed its software application to Conundrum Communications, Inc. (“Conundrum”) in exchange for eligibility to receive royalties for a period of five years. The Company does not anticipate incurring any further costs associated with the Health Information Business. Activities classified as “Other” in the following schedule relate primarily to unallocated home office items.

A summary of segment activity is as follows:

	Three months ended July 31, (unaudited)

	Health	Health
	Services	Information
	Business	Business	Other	Total

2002
Revenues	$4,939,357	$25,649	$5,000	$4,970,006
Income (loss) before income taxes	1,515,876	26,337	(3,032,046)	(1,489,833)
2001
Revenues	$4,505,291	$—	$—	$4,505,291
Income (loss) before income taxes	680,922	(1,265,297)	(913,744)	(1,498,119)

NOTE E – REVERSE STOCK SPLIT

     In connection with and as a condition to the merger discussed in Note A, the Company’s stockholders approved on August 5, 2002 an amendment to the Company’s charter effecting a 1-for-3 reverse stock split. The reverse stock split is given effect in this Quarterly Report.

NOTE F – CONTINGENT VALUE RIGHTS

     On August 5, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission announcing the execution of a contingent value rights (“CVR”) agreement dated August 2, 2002, by and among the Company, Fred D. Furman, as Representative, and StockTrans, Inc., as Trustee, and the establishment of the record date for the CVR as August 2, 2002, each in anticipation of the merger. Pursuant to the CVR agreement, CVR holders will be entitled to receive: (i) a cash distribution within 90 days of the effective time of the merger equal to the amount of PMR Corporation’s pre-merger cash and cash equivalents in excess of $5.175 million as of the effective time of the merger; and (ii) quarterly cash payments equal to the cash and cash equivalents collected on certain PMR Corporation’s pre-merger non-current accounts receivable relating to discontinued programs during the two-year period following the effective time of the merger. However, there is no assurance that any payments will be made with respect to the CVR and the CVR, therefore, may not have any value.

NOTE G – SPECIAL CHARGES ACCRUED AT JULY 31, 2002

     As a result of the wind-down of the Company’s home office in San Diego due to the merger discussed in Note A, the Company accrued in July 2002 and paid in August 2002 approximately $1.9 million in severance for twelve terminated home office personnel.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company did not have any transaction during the quarter ended July 31, 2002 that fell within the scope of this accounting pronouncement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company’s officers, the words “may”, “will”, “expect”, “anticipate”, “continue”, “forecast”, “estimate”, “project”, “intend”, and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company’s future operating results and financial position. Forward-looking statements in this document include discussions regarding (i) future sources of revenue; (ii) the anticipated amount of expenditures associated with the termination of the InfoScriber operations and the potential royalties from the licensure of the InfoScriber application; (iii) forecasted cash flows for fiscal year 2003; (iv) potential indemnification obligations and uncollectable accounts; (v) the adequacy of contract settlement reserves; (vi) the ability to successfully integrate the combined companies pursuant to the merger; and (vii) the sufficiency of the Company’s financial resources. Such statements are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially. Please carefully review and consider the various disclosures advising interested parties of factors that affect the Company, including those discussed below and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, the Company’s Form S-4/A registration statement filed on July 11, 2002, and the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to release publicly the results of any revision of forward-looking statements to reflect trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

     On August 5, 2002, pursuant to a definitive Merger Agreement dated May 6, 2002 and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). Concurrently, the name of PMR Corporation was changed to Psychiatric Solutions, Inc. (“PSI” or the “Company”). The surviving corporation in the merger was PSH, which has become a wholly-owned subsidiary of the Company. The headquarters of the combined company have been relocated to Nashville, Tennessee. In addition, effective August 6, 2002, the shares of the Company were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS”. The Merger Agreement is on file with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on July 11, 2002.

     Inasmuch as the former PSH stockholders own more than half of the surviving corporation’s outstanding common stock pursuant to the merger, PSH is treated as the acquiring company for accounting purposes. However, the historical financial information contained herein only relates to PMR Corporation prior to the merger and excludes any information related to the business of PSH.

     Effective August 5, 2002, the Company changed its fiscal year end from April 30 to December 31. Beginning with the Company’s Form 10-Q for the quarter ended September 30, 2002, the Company will begin reporting results of the entity surviving the merger, PSH. Because the merger will be accounted for as a purchase of PMR Corporation by PSH, operating results reported for prior periods will not include the results of PMR Corporation prior to the merger.

     In connection with the merger, the Company’s stockholders approved on August 5, 2002 an amendment to the Company’s charter effecting a 1-for-3 reverse stock split and the Company executed a Contingent Value Rights (“CVR”) agreement dated August 2, 2002, by and among the Company, Fred D. Furman, as Representative, and StockTrans, Inc., as Trustee. The record date for the CVR is August 2, 2002. Pursuant to the CVR agreement, CVR holders are entitled to receive: (i) a cash distribution within 90 days of the effective time of the merger equal to the amount of PMR Corporation’s pre-merger cash and cash equivalents in excess of $5.175 million as of the effective time of the merger; and (ii) quarterly cash payments equal to the cash and cash equivalents collected on certain of PMR Corporation’s pre-merger non-current accounts receivable relating to discontinued programs during the two-year period following the effective time of the merger. However, there is no assurance that any payments will be made with respect to the CVR and the CVR, therefore, may not have any value.

     During the quarter ended July 31, 2002, the Company continued to focus on maximizing cash flow while preparing for the completion of the merger. The Company had $1.5 million in net loss during the three months ended July 31, 2002, versus a net loss of $1.5 million for the same period in the prior year. The operating results for the quarter ended July 31, 2002 included $2.0 million in special charges primarily related to the wind-down of the Company’s home office in San Diego due to the merger, a $488,000 reduction in contract settlement reserves due to estimated final settlement in provider cost reports, and a $598,000 gain on disposal of assets.

Sources of revenue

     Outpatient Programs. During the quarter ended July 31, 2002, the Company continued to manage or administer two outpatient programs with one acute care hospital. The Company does not intend to continue to devote resources to develop additional outpatient programs.

     Revenues under the outpatient programs are recognized at estimated net realizable amounts when services are rendered based upon the Company’s contractual arrangement with the hospital. Under the terms of the Company’s current contract, as well as some of the Company’s terminated or expired contracts, the Company is required to indemnify the providers for some or all of the Company’s fees if the fees were disallowed by Medicare or its fiscal intermediaries, or if the claims associated with the Company’s fees for services rendered to patients were denied. In some instances, the Company is required to indemnify the hospital for certain of the hospital’s direct costs if the claims associated with the Company’s fees for services rendered to patients were denied. As of July 31, 2002, the Company had recorded $1.3 million in contract settlement reserves to provide for an estimate of possible amounts ultimately owed to its provider customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Such reserves are classified as long-term liabilities because ultimate determination of substantially all of the potential contract disallowances, if any, is not anticipated to occur during the current fiscal year.

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

Results of Operations – Quarter Ended July 31, 2002 Compared to Quarter Ended July 31, 2001

     Revenue – Revenues increased from $4.5 million for the quarter ended July 31, 2001 to $5.0 million for the quarter ended July 31, 2002, an increase of $465,000 or 10.3%. The outpatient programs recorded revenues of $748,000 for the quarter ended July 31, 2002, an increase of approximately $376,000 or 101.2%. This increase was primarily the result of a $488,000 reduction in contract settlement reserves due to estimated final settlement in provider cost reports. Revenues from the Company’s case management programs was relatively unchanged at $4.2 million for the quarter ended July 31, 2002 versus $4.1 for the same period in the prior year.

     Direct Operating Expenses – Direct operating expenses consist of costs incurred at the program sites and costs associated with the field management responsible for administering the programs. Direct operating expenses were $3.9 million in the first quarter of fiscal year 2003, compared to $3.8 million a year ago, an increase of 2.1%. As a percentage of revenues, direct operating expenses decreased to 79.1% for the quarter ended July 31, 2002 from 85.4% for the quarter ended July 31 2001. The decrease was primarily attributable to the termination of the InfoScriber operations.

     Research and Development – The Company stopped incurring research and development costs with the termination of the InfoScriber operations in July 2001.

     Marketing, General and Administrative – Marketing, general and administrative expenses from continuing operations for the quarter ended July 31, 2002 were relatively unchanged at approximately $1.2 million for the quarter ended July 31, 2002 versus the quarter ended July 31, 2001. As a percentage of total revenues, marketing, general and administrative expenses improved from 27.2% for the quarter ended July 31, 2001 to 23.2% for the quarter ended July 31, 2002. The improvement was primarily due to the elimination of marketing, general and administrative expenses related to the terminated InfoScriber operations.

     (Recovery of) Provision for Doubtful Accounts – During the quarter ended July 31, 2002, the Company recovered $33,000 in provision for doubtful accounts. The recovery was primarily due to the collection of previously reserved accounts receivable relating to closed outpatient programs and a change in estimate on the collectability of certain other related receivables.

     Depreciation and Amortization – Depreciation and amortization expenses decreased from $172,000 for the quarter ended July 31, 2001 to $34,000 for the quarter ended July 31, 2002, a decrease of $138,000 or (80.1%). The decrease was primarily due to disposal and write-off of assets as a result of contract terminations or expirations.

     Special Charge – During the quarter ended July 31, 2002, the Company recorded special charges totaling $2.0 million relating primarily to the wind-down of the Company’s home office in San Diego due to the merger.

     Gain on Sale of Assets – The gain on sale of assets during the quarter ended July 31, 2002 was primarily due to the sale of fully depreciated assets.

     Net Interest Income – Interest income, net of interest expense, decreased from $173,000 for the quarter ended July 31, 2001 to $62,000 for the quarter ended July 31, 2002, a decrease of $111,000 or (64.4%). The decrease was primarily due to lower cash, cash equivalents, and short-term investments at July 31, 2002 versus July 31, 2001. The reduction in the interest-bearing assets was primarily a result of cash dividends of approximately $12.3 million paid in May 2002 and the cash expenditures related to the InfoScriber operations, offset by positive cash flow from operations.

     Income Tax Benefit – The Company has received refunds amounting to approximately $22,000 from various state tax authorities during the quarter ended July 31, 2002. The Company has treated the entire amount of such refunds as income tax benefit during the quarter because the Company had previously recognized a valuation allowance against all of its deferred tax assets. The valuation allowance was originally established because realization of the deferred tax assets was uncertain in light of the changes in the Company’s core business and associated business risks.

     Net Loss – The Company’s net loss for the quarter ended July 31, 2002 was unchanged at $1.5 million versus the same period in the preceding year.

Liquidity and Capital Resources

     Working capital at July 31, 2002 was approximately $6.6 million versus $20.8 million at April 30, 2002, a decrease of $14.2 million. The decrease was primarily due to the special dividend of approximately $12.3 million paid in May 2002 and the $2.0 million in special charges relating to the wind-down of the Company’s home office in San Diego. Cash, cash equivalents and short-term investments totaled $9.9 million at July 31, 2002, a decrease of $12.7 million versus April 30, 2002.

     On May 6, 2002, in connection with the execution of the Merger Agreement, the Company’s Board of Directors declared a cash dividend of $5.10 per share, payable on May 24, 2002 to the PMR Corporation shareholders of record as of May 17, 2002. Because of the magnitude of the cash dividend in relation to the value of the Company’s stock, rules of the Nasdaq Stock Market required that the stock trade ex-dividend on the next business day after payment, which was May 28, 2002. Stockholders who sold their shares before the ex-dividend date transferred the right to receive the cash dividend to the buyers of the shares.

     The Merger Agreement requires minimum cash at Closing of $5.175 million, after giving pro forma effect to termination costs, merger transaction related expenses, and the declaration and payment of cash distributions, if any, to CVR holders.

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

     From time to time, we recognize charges to operations as a result of particular uncertainties associated with the healthcare reimbursement rules as they apply to the outpatient programs. Certain of our contracts with providers contain warranty obligations that require us to indemnify such providers for the portion of our management fees disallowed for reimbursement by Medicare’s fiscal intermediaries. As of July 31, 2002, we had recorded $1.3 million in contract settlement reserves to provide for such indemnity obligations. These reserves have been classified as non-current because the ultimate determination of substantially all potential contract disallowances, if any, is not anticipated to occur during the current fiscal year. Although we believe that our potential liability to satisfy such requirements has been adequately reserved in the financial statements, there can be no assurance that the amount of fees disallowed will not be greater than the amount of such reserves. Also, the obligation to pay such amounts, if and when they become due, could have a material adverse effect on our short-term liquidity. Certain factors are, in management’s view, likely to lessen the impact of any such effect, including the expectations that (i) if claims arise, they will arise on a periodic basis over several years and (ii) any disallowance may be offset against obligations already owed by the provider to us.

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

Impact of Inflation

     A substantial portion of the Company’s revenue is subject to reimbursement rates that are regulated by the federal and state governments and that do not automatically adjust for inflation. As a result, increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company’s earnings in the future.

Critical Accounting Policies

     The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. The Company bases its estimates on historical experience and other information currently available, the results of which form the basis of the Company’s estimates and assumptions. While the Company believes its estimation processes are reasonable, actual results could differ from those estimates. The following represent the estimates that the Company considers most critical to its operating performance and involve the most subjective and complex assumptions and assessments.

     Allowance for Doubtful Accounts

     The Company estimates the allowance for doubtful accounts for receivables under its management contracts primarily based upon the specific identification of potential collection issues. The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. The allowance for doubtful accounts is approximately 53.5% of the accounts receivable balance at July 31, 2002. The primary collection risk is attributable to claim denials and contract disputes.

     Contract Settlement Reserves

     Revenue under Outpatient Programs is recognized when services are rendered based upon contractual arrangements with customers at the estimated net realizable amounts. Under certain management contracts, the Company is obligated under warranty provisions to indemnify the customers for all or some portions of the Company’s management fees that may be disallowed as reimbursable to the providers by Medicare’s fiscal intermediaries. The Company has recorded contract settlement reserves to provide for possible amounts ultimately owed to its customers resulting from disallowance of costs by Medicare and Medicare cost report settlement adjustments. Disallowance of costs by Medicare are pertinent only for services rendered through September 30, 2000 inasmuch as the Medicare program converted to the prospective payment methodology for the reimbursement of outpatient services effective October 1, 2000.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

     The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

Interest Rate Sensitivity

     The Company’s financial instruments include an equipment note payable and investments in debt securities, including U.S. Treasury securities, commercial paper and certificates of deposit. The equipment note payable, due in November 2002, has an effective interest rate of 8.36% and there was approximately $42,000 outstanding under this note at July 31, 2002.

     At July 31, 2002, the fair market value of the investment in debt securities was approximately $3.6 million, which includes an unrealized gain of approximately $31,000. These securities bear interest rates ranging from 1.47% to 7.63% and are generally short-term and readily marketable.

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

     PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

     From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party.

Item 2 – Changes in Securities and Use of Proceeds

     None

Item 3 – Defaults upon Senior Securities

     None

Item 4 – Submission of Matters to a Vote of Security Holders

     None

Item 5 – Other Information

     None

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits

(b)	Reports on Form 8-K

On May 6, 2002, the Company filed a Form 8-K announcing the execution of a definitive merger agreement, providing for the merger of a wholly-owned subsidiary of PMR Corporation with and into Psychiatric Solutions, Inc. The Form 8-K also announced that, in connection with the execution of the Merger Agreement, the Board of Directors of the Company declared a cash dividend of $5.10 per share, payable on May 24, 2002 to the PMR Corporation shareholders of record as of May 17, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2002	Psychiatric Solutions, Inc.

	BY:	/s/ Joey Jacobs

JOEY JACOBS
Chief Executive Officer

	BY:	/s/ Jack Polson

JACK POLSON
Chief Accounting Officer

CERTIFICATION

I, Joey Jacobs, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Psychiatric Solutions Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 12, 2002	/s/ Joey Jacobs Joey Jacobs Chief Executive Officer

CERTIFICATION

I, Jack Polson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Psychiatric Solutions Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 12, 2002	/s/ Jack Polson Jack Polson Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement and Plan of Merger by and between PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc. dated May 6, 2002, as amended by Amendment No. 1 dated as of June 10, 2002 and Amendment No. 2 as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
3.1	The Company’s Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).
3.2	Amendment to the Company’s Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 5, 2002.
3.3	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).
4.1	Contingent Value Rights Agreement dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).
4.2	Warrant to purchase shares of Common Stock issued by Psychiatric Solutions, Inc. to the 1818 Mezzanine Fund II L.P. dated June 28, 2002 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
10.1	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $59,554, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.2	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $278,504.82, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.3	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $256,623.60, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.4	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $209,317.15, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.5	Amended and Restated Promissory Note between Susan Erskine and PMR Corporation in the amount of $20,414, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.6	Consulting Agreement between Mark P. Clein and PMR Corporation dated as of May 10, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.7	Amendment to Employment Agreement between Fred D. Furman and PMR Corporation dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.8	Amendment to Employment Agreement between Susan Erskine and PMR Corporation dated as of May 1, 2002 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.9	Employment Agreement between Jack Salberg and Psychiatric Solutions, Inc. dated as of May 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)).
10.10	Stock Purchase Agreement, dated as of June 20, 2002, is by and among the shareholders of Aeries Healthcare Corporation, a Delaware corporation and Psychiatric Solutions, Inc., a Delaware corporation and/or its designated affiliate (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.11	Indemnification Agreement, dated as of June 28, 2002, is by and among the shareholders of Aeries Healthcare Corporation, a Delaware corporation, and Psychiatric Solutions, Inc., a Delaware corporation and/or its designated affiliate (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
10.12	Securities Purchase Agreement between Psychiatric Solutions and The 1818 Mezzanine Fund II, L.P. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
10.13	Second Amendment to Revolving Credit and Term Loan Agreement dated June 28, 2002 by and among Psychiatric Solutions and certain of its related entities, Capital Source Finance, LLC and the lenders thereunder (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
10.14	Term Note dated June 28, 2002 in the original principal amount of $7,950,000 payable to Capital Source Finance, LLC issued by Psychiatric Solutions and certain of its related entities. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).
99.1	Former Chief Executive Officer Certification.
99.2	Former Chief Financial Officer Certification.