Form 10-Q
period 2002-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2002-11-14
CIK 829608

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(615) 312-5700
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes   ☒    No   ☐

     As of October 31, 2002, Psychiatric Solutions, Inc. had 7,738,643 shares of common stock outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash	$2,862	$1,262
Accounts receivable, less allowance for doubtful accounts of $3,358 (unaudited) and $3,940, respectively	19,641	17,477
Prepaids and other	1,451	819

Total current assets	23,954	19,558
Property and equipment, net of accumulated depreciation	23,728	17,980
Cost in excess of net assets acquired	36,423	15,208
Contracts, net	684	914
Other assets	2,260	634

Total assets	$87,049	$54,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,919	$2,641
Accrued liabilities	9,306	5,154
Revolving line of credit	6,093	11,150
Current portion of long-term debt	1,231	4,237

Total current liabilities	21,549	23,182
Long-term debt, less current portion	34,989	20,951
Deferred tax liability	383	383
Other liabilities	783	540

Total liabilities	57,704	45,056
Stockholders’ equity:
Common stock, $0.01 par value, 35,000 shares authorized; 7,708 (unaudited) and 4,993 issued and outstanding at September 30, 2002 and December 31, 2001	77	50
Additional paid-in capital	36,646	19,149
Notes receivable from stockholders	(635)	—
Accumulated deficit	(6,743)	(9,961)

Total stockholders’ equity	29,345	9,238

Total liabilities and stockholders’ equity	$87,049	$54,294

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$32,280	$9,944	$78,090	$24,338
Salaries, wages and employee benefits	17,131	5,762	44,625	14,277
Professional fees	3,897	1,619	10,284	3,882
Supplies	1,432	231	3,664	335
Rentals and leases	260	87	637	175
Other operating expenses	5,037	570	8,314	1,471
Provision for bad debts	903	182	2,038	325
Depreciation and amortization	425	265	1,222	734
Interest expense	1,589	444	4,088	1,609

	30,674	9,160	74,872	22,808

Income from continuing operations	1,606	784	3,218	1,530
Income from discontinued operations	—	1,429	—	1,645

Net income	$1,606	$2,213	$3,218	$3,175

Earnings per common share from continuing operations:
Basic	$0.24	$0.16	$0.58	$0.31

Diluted	$0.22	$0.15	$0.54	$0.31

Earnings per common share from discontinued operations:
Basic	$—	$0.29	$—	$0.33

Diluted	$—	$0.25	$—	$0.28

Earnings per common share:
Basic	$0.24	$0.44	$0.58	$0.63

Diluted	$0.22	$0.40	$0.54	$0.60

Shares used in computing per share amounts:
Basic	6,687	4,997	5,563	5,015
Diluted	7,561	5,678	5,934	5,697

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Nine Months Ended September 30,

	2002	2001

Operating Activities
Net income	$3,218	$3,175
Adjustments to reconcile net income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,222	734
Provision for doubtful accounts	2,038	325
Accretion of detachable warrants	592	528
Non-cash stock compensation expense	114	—
Amortization of loan costs	250	109
Income from discontinued operations	—	(1,645)
Long-term interest accrued	243	243
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	127	118
Prepaids and other current assets	369	66
Accounts payable	(1,407)	106
Accrued liabilities	496	207

Net cash provided by continuing operating activities	7,262	3,966
Investing activities:
Cash acquired (paid) for acquisitions, net of cash paid or acquired	6,243	(155)
Capital purchases of property and equipment	(864)	—
Change in net assets of discontinued operations	—	2,668
Other assets	21	—

Net cash provided by investing activities	5,400	2,513
Financing activities:
Net principal payments on long-term debt	(9,205)	(5,327)
Payment of loan costs	(1,878)	(200)
Proceeds from issuance of common stock	21	1

Net cash used in financing activities	(11,062)	(5,526)
Net increase in cash	1,600	953
Cash at beginning of the period	1,262	336

Cash at end of the period	$2,862	$1,289

Effect of Acquisitions:
Assets acquired, net of cash acquired	$33,076	$14,168,076
Liabilities assumed	(7,383)	(2,105)
Notes payable issued	—	(2,000)
Common stock and stock options issued	(15,072)	—
Long-term debt issued	(16,864)	(9,908)

Cash (acquired) paid for acquisitions, net of cash paid or acquired	$(6,243)	$155

Significant Non-cash Transactions:
Issuance of detachable stock warrants as consideration for Bridge Loan	$299	$479

Issuance of detachable stock warrants as consideration for subordinated debt financing	$2,018	$—

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

1. MERGER WITH PMR CORPORATION

On August 5, 2002, pursuant to a definitive Merger Agreement dated May 6, 2002 and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). Concurrently, the name of PMR Corporation was changed to Psychiatric Solutions, Inc. (“PSI” or the “Company”). The surviving corporation in the merger was PSH, which has become a wholly-owned subsidiary of the Company. In exchange for their outstanding shares of common stock or preferred stock in PSH, stockholders of PSH received newly-issued shares of Company common stock. Options to acquire PSH common stock were converted into options to purchase shares of Company common stock based on the common stock exchange ratio used in the merger. Warrants of PSH will enable the holders to exercise these securities into shares of Company common stock. After giving effect to the exercise of all outstanding options and warrants of PSH following the merger, the former PSH stockholders and the Company’s pre-merger stockholders received approximately 72% and 28% of the common stock of the Company, respectively. The headquarters of the combined company has been relocated to Franklin, Tennessee. In addition, effective August 6, 2002, the shares of the Company were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” The Merger Agreement is on file with the Securities and Exchange Commission (“SEC”) as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on June 12, 2002, as amended July 11, 2002.

Inasmuch as the former PSH stockholders own more than half of the surviving corporation’s outstanding common stock pursuant to the merger, PSH has been treated as the acquiring company for accounting purposes. The condensed consolidated financial statements located herein relate to PSH only prior to August 5, 2002, and to the merged company on and subsequent to August 5, 2002. Historical financial information relating to PMR Corporation just prior to the merger can be found in the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2002, as filed with the SEC on September 16, 2002.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-4 filed on June 12, 2002, as amended July 11, 2002.

PSH’s Series A Preferred Stock, Series B Preferred Stock and Common Stock were converted to post merger Common Stock on August 5, 2002 at rates pursuant to the merger agreement with PMR Corporation of 0.246951, 0.312864 and 0.115125, respectively. All periods prior to August 5, 2002 have been retroactively restated to reflect conversion at the applicable conversion rates. The following table sets forth the effect of retroactive conversion as of December 31, 2001 (in thousands):

	Effect of Conversion at December 31, 2001

			Additional Paid
	Common Stock		in Capital	Series A Preferred		Series B Preferred

		Shares			Shares		Shares
	Balance	O/S	Balance	Balance	O/S	Balance	O/S

Balances prior to conversion	73	7,328	74	10,497	10,497	8,555	4,976
Conversion of Common Stock to post merger Common Stock	(65)	(6,484)	65
Conversion of Series A Preferred to post merger Common	26	2,592	10,471	(10,497)	(10,497)
Conversion of Series B Preferred to post merger Common	16	1,557	8,539			(8,555)	(4,976)

Balances post conversion	50	4,993	19,149	—	—	—	—

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

3. EARNINGS PER SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Numerator:
Net income available to common stockholders	$1,606	$2,213	$3,218	$3,175
Interest expense on convertible debt outstanding	81	81	—	243

Net income used in computing diluted earnings per common share	$1,687	$2,294	$3,218	$3,418

Denominator:
Weighted average shares outstanding for basic earnings per share	6,687	4,997	5,563	5,015
Effects of dilutive stock options and warrants outstanding	452	198	371	199
Effect of dilutive convertible debt outstanding	422	483	—	483

Shares used in computing diluted earnings per common share	7,561	5,678	5,934	5,697

Earnings per common share, basic	$0.24	$0.44	$0.58	$0.63

Earnings per common share, diluted	$0.22	$0.40	$0.54	$0.60

Diluted earnings per share for the nine months ended September 30, 2002, does not include debt outstanding which is convertible into 422,000 shares, as its effect would be antidilutive.

4. DEBT

In conjunction with its hospital acquisition in November 2001, Psychiatric Solutions entered into a senior credit facility of $33.2 million (“2001 Senior Credit Facility”). The 2001 Senior Credit Facility was amended on June 28, 2002 to provide for an additional $7.95 million pursuant to a new non-revolving term note. The 2001 Senior Credit Facility, as revised, includes two lines of credit for a total credit facility of $41.15 million, made up of $23.65 million of non-revolving term loans and a $17.5 million revolving working capital line of credit. Both lines are secured by substantially all of Psychiatric Solutions’ assets and stock of its subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.25% to 4.75%. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% and is due in November 2004. At September 30, 2002, the interest rate was 7.25%. Until the due date, Psychiatric Solutions may borrow, repay and re-borrow an amount not to exceed the lesser of $17.5 million or the borrowing base (as defined in the 2001 Senior Credit Facility). As of September 30, 2002 the Company had $6.5 million available under the revolving line of credit. On July 1, 2002, Psychiatric Solutions drew $2.9 million on the revolving line of credit in connection with its purchase of Riveredge Hospital. Following the acquisition of Riveredge Hospital on July 1, 2002, there was $2.2 million available under the revolving line of credit. Under the revolving line of credit, all of Psychiatric Solutions’ collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by the lender. The funds deposited in the lockbox are applied to outstanding borrowings with the lender on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short term as of December 31, 2001 and September 30, 2002. Psychiatric Solutions must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. Such fees were approximately $34,000 as of September 30, 2002.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

The 2001 Senior Credit Facility contains customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased hospitals, (ii) a limitation on capital expenditures, sales of assets, mergers, changes of ownership and management, new lines of business and dividends and (iii) various financial covenants. As of September 30, 2002, Psychiatric Solutions was in compliance with all applicable debt covenant requirements. Should Psychiatric Solutions’ results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 Senior Credit Facility could become immediately payable and additional borrowings could be restricted. As of September 30, 2002, approximately $22.0 million was outstanding.

In connection with the 2001 Senior Credit Facility, Psychiatric Solutions was required to expense the remaining deferred loan costs associated with its prior credit facility in the amount of $419,000 and incurred early termination penalties of $818,000 in the fourth quarter of 2001.

In October 2000 Psychiatric Solutions issued subordinated notes totaling $1.0 million with certain of its stockholders (the “Bridge Loan”). In connection with the Bridge Loan, Psychiatric Solutions issued warrants to purchase a total of 398,579 shares of its Series B preferred stock. The Bridge Loan was used to fund short-term working capital requirements and accrued interest at 10% per annum, payable monthly. The Bridge Loan was paid in full in April 2002. The warrants were exercised on August 1, 2002, and, in conjunction with the PMR merger, converted to 124,700 common shares on August 5, 2002.

In connection with the acquisition of Sunrise in May 2000, Psychiatric Solutions issued subordinated convertible notes in the amount of $3.6 million. These convertible notes are due May 1, 2005 and accrue interest at 9% per annum. The principal amount of these convertible notes is convertible into shares of the Company’s common stock based on conversion prices of $8.53 to $9.59 per share.

Psychiatric Solutions also issued promissory notes totaling $4.5 million in connection with its acquisitions of three hospitals. One note in the amount of $2.5 million accrues interest at 9% per annum and matured on June 30, 2002. Psychiatric Solutions paid off this note in full with a portion of the proceeds of its subordinated debt offering described below. The remaining $2.0 million note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, both notes contain cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. Psychiatric Solutions was in compliance with these covenants as of September 30, 2002.

On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with 1818 Mezzanine Fund II, L.P. to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. Approximately $7.5 million of the proceeds were used to fund a portion of the acquisition of Riveredge Hospital, and approximately $2.5 million of the proceeds were used to reduce current indebtedness. The remaining $10 million of senior subordinated notes may be issued to fund additional acquisitions of free-standing psychiatric hospitals and for general working capital purposes, subject generally to approval by the 1818 Fund. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% and 1% if the notes are prepaid prior to the first anniversary, second anniversary and third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of Psychiatric Solutions, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also require Psychiatric Solutions to comply with financial and other covenants.

5. ACQUISITIONS

Acquiring free-standing psychiatric hospitals is a key part of Psychiatric Solutions’ business strategy. Since Psychiatric Solutions has grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between its financial statements for the fiscal periods presented. In addition, since Psychiatric Solutions owns a relatively small number of hospitals, an individual acquisition may have a material effect on its overall operating performance. At the time a hospital is acquired, a number of measures to lower costs are implemented and significant investments may also be made in the facility. Therefore, the financial performance of a newly acquired hospital may adversely affect its overall performance in the short-term.

On September 1, 2001, Psychiatric Solutions acquired the assets of Cypress Creek Hospital and West Oaks Hospital in Houston, Texas for approximately $14.2 million. The acquisition was financed through a seller-financed subordinated convertible note as well as other long-term borrowings.

Effective November 1, 2001, Psychiatric Solutions acquired the assets of Texas NeuroRehab Hospital in Austin, Texas for approximately $8.4 million, which was financed through a seller-financed subordinated convertible note and additional long-term borrowings.

On December 1, 2001, Psychiatric Solutions acquired the assets of Holly Hill Hospital in Raleigh, North Carolina for approximately $8.4 million which was financed through long-term borrowings under a line of credit.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

On July 1, 2002, Psychiatric Solutions acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc. for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois owns the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to Psychiatric Solutions’ Senior Credit Facility. The allocation of purchase price reflected in the September 30, 2002 condensed consolidated balance sheet is preliminary. Final purchase price will be determined once certain conditions are met to relieve funds held in escrow.

On August 5, 2002, Psychiatric Solutions merged with PMR Corporation, an operator of case management programs in Tennessee and a manager of two outpatient psychiatric programs with one acute care hospital in California. For accounting purposes the merger was treated as a purchase of PMR Corporation by Psychiatric Solutions. PMR Corporation shareholders were issued approximately 2.4 million shares of Psychiatric Solutions common stock. The Company acquired approximately $6.0 million in cash in the PMR transaction. Psychiatric Solutions was guaranteed approximately $5.2 million in cash as a part of the PMR transaction. Any additional monies above the $5.2 million as well as subsequent collections of certain legacy receivables of PMR, if any, received by Psychiatric Solutions are payable to certain former PMR shareholders as defined in the Contingent Value Rights Agreement (“CVR”). The Company has accrued approximately $770,000 at September 30, 2002, for payment to CVR holders. The Company expects to make a payment to CVR holders during the fourth quarter of 2002. Additional future payments to CVR holders may be necessary, however, the Company cannot anticipate the amount or timing of such payments as they are contingent upon the Company collecting certain legacy receivables of PMR.

The pro forma unaudited results of operations for the three and nine months ended September 30, 2002 and September 30, 2001, assuming the acquisitions of Riveredge (actual acquisition date of July 1, 2002) and PMR (actual acquisition date of August 5, 2002) occurred as of January 1, 2001, are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	$34,280	$20,402	$105,253	$57,087
Income from continuing operations	1,990	1,144	10,460	(3,337)
Net income	$1,990	$2,573	$10,460	$(1,692)

Earnings from continuing operations per common share, basic	$0.26	$0.15	$1.36	$(0.43)

Earnings from continuing operations per common share, diluted	$0.24	$0.15	$1.26	$(0.43)

Earnings per common share, basic	$0.26	$0.33	$1.36	$(0.22)

Earnings per common share, diluted	$0.24	$0.32	$1.26	$(0.22)

Shares used in computing per share amounts:
Basic	7,706	7,708	7,704	7,726
Diluted	8,543	8,229	8,528	7,726

For further detail on the pro forma unaudited results of operations for the nine months ended September 30, 2002 refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this quarterly report on Form 10-Q for September 30, 2002.

6. INCOME TAXES

During prior years, the Company generated net operating loss (NOL) carryforwards for federal and state income tax purposes. The NOL carryforwards are applicable to both discontinued and continuing operations. As a result of each period’s loss and existing NOL carryforwards, the Company has not recorded a provision for current federal income tax during the year ended December 31, 2001 or the nine months ended September 30, 2002. The Company does not anticipate exhausting its NOL carryforward for federal income tax purposes until the first quarter of 2003.

7. DISCLOSURES ABOUT REPORTABLE SEGMENTS

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that, as of September 30, 2002, it operates in two reportable segments: (1) Psychiatric Unit Management, and (2) Freestanding Specialty Hospitals. The Psychiatric Unit Management division provides psychiatric management and development services to behavioral health units in hospitals and clinics. The Freestanding Specialty Hospitals division includes owned psychiatric hospitals. As of September 30, 2002, the Company managed 48 behavioral health units and owned five psychiatric hospitals in three states. Activities classified as “Other” in the following schedule relate primarily to unallocated home office items.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

The following is a financial summary by business segment for the periods indicated. EBITDA represents income from continuing operations before interest expense (net of interest income), income taxes, depreciation, and amortization. EBITDA is commonly used as an analytical indicator within the healthcare industry and serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded in determining EBITDA are significant components in understanding and assessing financial performance. Because neither is a measurement determined in accordance with accounting principles generally accepted in the United States, it is susceptible to varying calculations, and as a result our calculation of EBITDA as presented may not be comparable to EBITDA or other similarly titled measures used by other companies (in thousands):

	Freestanding	Psychiatric
	Specialty	Unit	Corporate
	Hospitals	Management	and Other	Consolidated

Three Months ended September 30, 2002
Revenue	$22,864	$9,407	$9	$32,280
EBITDA	2,643	2,001	(949)	3,695
Income (loss) from continuing operations before income taxes	662	1,439	(495)	1,606
Segment assets	49,218	31,867	5,964	87,049
Three Months ended September 30, 2001
Revenue	$3,101	$6,850	$(7)	$9,944
EBITDA	319	1,739	(565)	1,493
Income (loss) from continuing operations before income taxes	281	1,014	(511)	784
Segment assets	2,452	20,878	12,320	35,650
Nine Months ended September 30, 2002
Revenue	$56,465	$21,609	$16	$78,090
EBITDA	6,052	5,290	(2,446)	8,896
Income (loss) from continuing operations before income taxes	1,011	3,928	(1,721)	3,218
Segment assets	49,218	31,867	5,964	87,049
Nine Months ended September 30, 2001
Revenue	$3,101	$21,236	$1	$24,338
EBITDA	319	5,130	(1,576)	3,873
Income (loss) from continuing operations before income taxes	281	3,080	(1,831)	1,530
Segment assets	2,452	20,878	12,320	35,650

8. DISCONTINUED OPERATIONS

Discontinued operations relate to the Company’s implementation of plans during 2000 to exit its physician practice management and Employee Assistance Programs businesses. During the year ended December 31, 2001, the Company reported income from discontinued operations of $1.6 million primarily the result of the sale of its Employee Assistance Programs division.

9. RECENT PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for years beginning after December 15, 2001. Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company completed the transitional impairment test during the quarter ended June 30, 2002, which resulted in no goodwill impairment. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Reported net income	$1,606	$2,213	$3,218	$3,175
Add: goodwill amortization	—	164	—	495

Proforma adjusted net income	$1,606	$2,377	$3,218	$3,670

Proforma adjusted earnings per common share, basic	$0.24	$0.48	$0.58	$0.73

Proforma adjusted earnings per common share, diluted	$0.22	$0.43	$0.54	$0.69

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company intends to adopt the provisions of SFAS 145 during fiscal 2003 and restate its prior audited consolidated financial statements for the reclassification of extraordinary loss on extinguishment of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Psychiatric Solutions, Inc. (the “Company”) and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition which alters or impedes the Company’s acquisition strategy by decreasing the Company’s ability to acquire additional hospitals on favorable terms; (2) the ability of the Company to improve the operations of acquired hospitals; (3) the ability to maintain favorable and continuing relationships with physicians who use the Company’s facilities; (4) the limited operating history of the Company; (5) the ability to receive timely additional financing on terms acceptable to the Company to fund the Company’s acquisition strategy and capital expenditure needs; (6) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating the operations of Psychiatric Solutions, Inc. with PMR. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in the Company’s joint proxy statement/prospectus on Form S-4, dated July 11, 2002, under the caption “Risk Factors.” A copy of the Form S-4 may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

OVERVIEW

Psychiatric Solutions was organized in September 1996. It currently has two operating divisions: (i) the ownership and operation of freestanding inpatient psychiatric hospitals and (ii) the operation of psychiatric units in facilities owned by third parties.

As of September 30, 2002, Psychiatric Solutions owned and operated five free-standing psychiatric hospitals which provided psychiatric services to patients in and around the Houston, Texas, Austin, Texas, Raleigh, North Carolina, and Chicago, Illinois areas and managed 48 psychiatric units for third party acute care hospitals in 14 states. Psychiatric Solutions’ objective is to provide high-quality, cost-effective psychiatric services in the communities it serves. Through its managed and freestanding psychiatric hospitals, Psychiatric Solutions offers an extensive continuum of behavioral health programs to critically ill children, adolescents and adults.

On August 5, 2002, pursuant to a definitive Merger Agreement dated May 6, 2002 and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). Concurrently, the name of PMR Corporation was changed to Psychiatric Solutions, Inc. (“PSI” or the “Company”). The surviving corporation in the merger was PSH, which has become a wholly-owned subsidiary of the Company. In exchange for their outstanding shares of common stock or preferred stock in PSH, stockholders of PSH received newly-issued shares of Company common stock. Options to acquire PSH common stock were converted into options to purchase shares of Company common stock based on the common stock exchange ratio used in the merger. Warrants of PSH will enable the holders to exercise these securities into shares of Company common stock. After giving effect to the exercise of all outstanding options and warrants of PSH following the merger, the former PSH stockholders and the Company’s pre-merger stockholders received approximately 72% and 28% of the common stock of the Company, respectively. The headquarters of the combined company has been relocated to Nashville, Tennessee. In addition, effective August 6, 2002, the shares of the Company were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” The Merger Agreement is on file with the Securities and Exchange Commission (“SEC”) as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on July 11, 2002.

Inasmuch as the former PSH stockholders own more than half of the surviving corporation’s outstanding common stock pursuant to the merger, PSH has been treated as the acquiring company for accounting purposes. The condensed consolidated financial statements located herein relate to PSH only prior to August 5, 2002, and to merged company on and subsequent to August 5, 2002. Historical financial information relating to PMR Corporation just prior to the merger can be found in the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2002, as filed with the SEC on September 16, 2002.

IMPACT OF MERGERS AND ACQUISITIONS

Acquiring free-standing psychiatric hospitals is a key part of Psychiatric Solutions’ business strategy. Since Psychiatric Solutions has grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between its financial statements for the fiscal periods presented. In addition, since Psychiatric Solutions owns a relatively small number of hospitals, an individual acquisition may have a material effect on its overall operating performance. At the time a hospital is acquired, a number of measures to lower costs are implemented and significant investments may also be made in the facility. Therefore, the financial performance of a newly acquired hospital may adversely affect its overall performance in the short-term.

On September 1, 2001, Psychiatric Solutions acquired the assets of Cypress Creek Hospital and West Oaks Hospital in Houston, Texas for approximately $14.2 million. The acquisition was financed through a seller-financed subordinated convertible note as well as other long-term borrowings.

Effective November 1, 2001, Psychiatric Solutions acquired the assets of Texas NeuroRehab Hospital in Austin, Texas for approximately $8.4 million, which was financed through a seller-financed subordinated convertible note and additional long-term borrowings.

On December 1, 2001, Psychiatric Solutions acquired the assets of Holly Hill Hospital in Raleigh, North Carolina for approximately $8.4 million which was financed through long-term borrowings under a line of credit.

On July 1, 2002, Psychiatric Solutions acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc. for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois owns the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to Psychiatric Solutions’ Senior Credit Facility.

On August 5, 2002, Psychiatric Solutions merged with PMR Corporation, an operator of case management programs in Tennessee and a manager of two outpatient psychiatric programs with one acute care hospital in California. For accounting purposes the merger was treated as purchase of PMR Corporation by Psychiatric Solutions. PMR Corporation shareholders were issued approximately 2.4 million shares of Psychiatric Solutions common stock. The Company acquired approximately $6.0 million in cash in the PMR transaction. Psychiatric Solutions was guaranteed approximately $5.2 million in cash as a part of the PMR transaction. Any additional monies above the $5.2 million as well as subsequent collections of certain legacy receivables of PMR, if any, received by Psychiatric Solutions are payable to certain former PMR shareholders as defined in the Contingent Value Rights Agreement (“CVR”). The Company has accrued approximately $770,000 at September 30, 2002, for payment to CVR holders. The Company expects to make a payment to CVR holders during the fourth quarter of 2002. Additional future payments to CVR holders may be necessary, however, the Company cannot anticipate the amount or timing of such payments as they are contingent upon the Company collecting certain legacy receivables of PMR.

Unaudited Pro Forma Condensed Consolidated Statement of Earnings

The unaudited pro forma condensed combined consolidated statement of earnings for the nine months ended September 30, 2002 is based on the following:

–	The historical results of operations for the nine months ended September 30, 2002 for Psychiatric Solutions, including results from PMR and Riveredge Hospital, subsequent to their dates of acquisition;

–	The historical results of operations of PMR as if such were acquired by Psychiatric Solutions on January 1, 2002 (actual merger date was August 5, 2002);

–	The results of operations of Riveredge Hospital as if such were acquired by Psychiatric Solutions on January 1, 2002 (actual acquisition date for this hospital was July 1, 2002).

The unaudited pro forma condensed combined consolidated statement of earnings should be read in conjunction with the historical consolidated financial statements and accompanying notes of PMR and Psychiatric Solutions and the summary selected historical consolidated financial data included in the joint proxy statement/prospectus filed with the Securities and Exchange Commission on Form S-4 on July 11, 2002. The unaudited pro forma condensed combined consolidated statement of earnings is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the merger been completed as of the dates presented, and should not be taken as representative of future consolidated results of operations of the combined company.

Unaudited Pro Forma Condensed Combined Consolidated Statement of Earnings
of PMR and Psychiatric Solutions

Nine Months ended September 30, 2002
(In thousands, except per share amounts)

	PSI	Historical	Pro Forma		Pro Forma
	Pro Forma (1)	PMR	Adjustments		Combined

Revenue	$92,242	$13,011	$—		$105,253

Expenses:
Salaries, wages and employee benefits	52,265	1,513	—		53,778
Professional fees	11,555	1,814	(1,044	)(2)	12,325
Rentals and leases	689	264	—		953
Other operating expenses	14,533	9,532	—		24,065
Provision for (recovery of) doubtful accounts	2,249	(1,964)	—		285
Depreciation and amortization	1,362	181	—		1,543
Special charge	—	1,425	(2,034	)(3)	(609)

Total expenses	82,653	12,765	(3,078)		92,340
Interest expense	(5,638)	(4)	—		(5,642)
Other income — interest	—	209	(209	)(4)	—

Earnings from continuing operations before taxes	3,951	451	2,869		7,271
Provision (benefit) for taxes	66	(3,255)	—	(5)	(3,189)

Net earnings from continuing operations	$3,885	$3,706	$2,869		$10,460

Net earnings per common share from continuing operations (6):
Basic	$0.50	$0.48			$1.36

Diluted	$0.48	$0.46			$1.26

Shares used in computing earnings per share (6):
Basic	7,704	7,704			7,704
Diluted	8,528	8,528			8,528

(1)	Includes 6 months pro forma income statement for Riveredge Hospital, acquired 7/1/02, as stated in the 8-K/A dated 10/7/02.

(2)	To eliminate merger transaction related costs incurred in the 3rd quarter.

(3)	To eliminate the effect of severance payments to former PMR employees made as a result of the PSI acquisition.

(4)	To reflect lost interest income due to reduction in cash, cash equivalents and short-term investments balances.

(5)	PMR tax net operating loss carryforwards will be subject to limitation under change in ownership provisions of Internal Revenue Code Section 382 and, as a result, the ability to recognize the tax net operating losses will be dependent upon future earnings of the company.

(6)	The pro forma basic and diluted net earnings (loss) per share is computed by dividing the pro forma net earnings (loss) by the pro forma basic and diluted weighted average number of shares outstanding, assuming Psychiatric Solutions and PMR had merged at the beginning of the period presented. The following table sets forth the computation of basic and diluted earnings per share at September 30, 2002 (in thousands, except per share amounts):

Pro forma
Combined

Numerator:
Net earnings from continuing operations	$10,460
Interest expense on convertible debt outstanding	243

Net earnings used in computing diluted earnings per share	$10,703

Denominator:
Weighted-average shares outstanding for basic earnings per share	7,704
Effects of dilutive stock options and warrants outstanding	402
Effect of dilutive convertible debt outstanding	422

Shares used in computing diluted earnings per common share	8,528

Basic earnings per share	$1.36

Diluted earnings per share	$1.26

The PMR operating results for the nine months ended September 30, 2002 include certain items which are not expected to recur. These items include: (a) $1,964,000 in recoveries allowance for doubtful accounts from collection of fully reserved accounts receivable relating to closed outpatient programs and (b) $609,000 in gains on sales of assets sold prior to the merger with PSI. The following sets forth pro forma earnings excluding the effect of these non-recurring items (in thousands, except per share amounts):

Pro-forma earnings from continuing operations before taxes	$7,271
Less non-recurring recoveries of bad debts	(1,964)
Less gain on sale of assets	(609)

Pro-forma Earnings from continuing operations before taxes less non-recurring items	4,698
Income taxes	(1,879)

Pro-forma net income from continuing operations less non-recurring items	$2,819

Basic earnings per share, adjusted for non-recurring items	$0.37

Diluted earnings per share, adjusted for non-recurring items	$0.35

Shares used in computing earnings per share, adjusted for non-recurring items:
Basic	7,704
Diluted	8,106

Pro forma diluted earnings per share, adjusted for non-recurring items does not include debt outstanding which is convertible into 422,000 shares, as its effect would be antidilutive.

PATIENT SERVICE REVENUE

Patient service revenue is generated by Psychiatric Solutions’ hospitals as a result of services provided to patients within the hospital setting. Patient service revenue is reported on the accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the quarter ended September 30, 2002, patient service revenue comprised approximately 71% of total revenue.

MANAGEMENT FEE REVENUE

Management fee revenue is earned by Psychiatric Solutions’ unit management division. The Psychiatric Unit Management division receives contractually determined management fees and director fees from hospitals and clinics for providing psychiatric management and development services. For the quarter ended September 30, 2002, management fee revenue comprised approximately 29% of total revenue.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, Psychiatric Solutions operating results (unaudited, dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$32,280	100.0%	$9,944	100.0%	$78,090	100.0%	$24,338	100.0%
Salaries, wages, and employee benefits	17,127	53.1%	5,762	58.0%	44,512	57.0%	14,277	58.7%
Professional fees	3,897	12.1%	1,619	16.3%	10,284	13.2%	3,882	15.9%
Supplies	1,432	4.4%	231	2.3%	3,664	4.7%	335	1.4%
Provision for bad debts	903	2.8%	182	1.8%	2,038	2.6%	325	1.3%
Other operating expenses	5,226	16.2%	657	6.6%	8,696	11.1%	1,646	6.8%

EBITDA (1)	3,695	11.4%	1,493	15.0%	8,896	11.4%	3,873	15.9%
Depreciation and amortization	425	1.3%	265	2.6%	1,222	1.6%	734	3.0%
Interest expense	1,589	4.9%	444	4.5%	4,088	5.2%	1,609	6.6%
Other non-operating expenses	75	0.2%	—	0.0%	368	0.5%	—	0.0%

Income from continuing operations	$1,606	5.0%	$784	7.9%	$3,218	4.1%	$1,530	6.3%

(1)	EBITDA is defined as income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, and extraordinary items. While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Quarters Ended September 30, 2002 and 2001

Revenue. Revenue from continuing operations was $32.3 million for the quarter ended September 30, 2002, compared to $9.9 million for the quarter ended September 30, 2001, an increase of $22.4 million or 226.3%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Salaries, wages, and employee benefits. Salaries, wages, and employee benefits were $17.1 million for the quarter ended September 30, 2002, compared to $5.8 million for the quarter ended September 30, 2001, an increase of $11.3 million or 194.8%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Professional fees. Professional fees were $3.9 million for the quarter ended September 30, 2002, compared to $1.6 million for the quarter ended September 30, 2001, an increase of $2.3 million or 143.8%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Supplies. Supplies were $1.4 million for the quarter ended September 30, 2002, compared to $231,000 for the quarter ended September 30, 2001, and increase of $1.2 million or 506.1%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and the third quarter of 2002.

Provision for doubtful accounts. The provision for doubtful accounts was $903,000 for the quarter ended September 30, 2002, compared to $182,000 for the quarter ended September 30, 2001, an increase of $721,000 or 396.2%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Other operating expenses. Other operating expenses were $5.3 million for the quarter ended September 30, 2002, compared to $657,000 for the quarter ended September 30, 2001, an increase of $4.6 million or 706.7%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for the increase.

Depreciation and amortization. Depreciation and amortization expense was $425,000 for the quarter ended September 30, 2002, compared to $265,000 for the quarter ended September 30, 2001, an increase of approximately $160,000 or 60.4%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for the increase.

Interest expense. Interest expense was $1.6 million for the quarter ended September 30, 2002, compared to $444,000 for the quarter ended September 30, 2001, an increase of $1.2 million or 360.4%. The increase in interest expense is due to borrowings under Psychiatric Solutions’ line of credit, senior and subordinate term loans as well as seller-financed notes to fund acquisitions during the third and fourth quarters of 2001 and third quarter of 2002.

Nine Months Ended September 30, 2002 and 2002

Revenue. Revenue from continuing operations was $78.1 million for the nine months ended September 30, 2002, compared to $24.3 million for the nine months ended September 30, 2001, an increase of $53.8 million or 221.4%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for the increase.

Salaries, wages, and employee benefits. Salaries, wages, and employee benefits were $44.6 million for the nine months ended September 30, 2002, compared to $14.3 million for the nine months ended September 30, 2001, an increase of $30.3 million or 211.9%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Professional fees. Professional fees were $10.3 million for the nine months ended September 30, 2002, compared to $3.9 million for the nine months ended September 30, 2001, an increase of $6.4 million or 164.1%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for the increase.

Supplies. Supplies were $3.7 million for the nine months ended September 30, 2002, compared to $335,000 for the nine months ended September 30, 2001, and increase of $3.4 million or 1,014.9%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and the third quarter of 2002.

Provision for doubtful accounts. The provision for doubtful accounts was $2.0 million for the nine months ended September 30, 2002, compared to $325,000 for the nine months ended September 30, 2001, an increase of $1.7 million or 523.1%. This increase is related to acquisitions completed during the third and fourth quarters of 2001 and third quarter of 2002.

Other operating expenses. Other operating expenses were $8.9 million for the nine months ended September 30, 2002, compared to $1.6 million for the nine months ended September 30, 2001, an increase of $7.3 million or 456.3%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for the increase.

Depreciation and amortization. Depreciation and amortization expense was $1.2 million for the nine months ended September 30, 2002, compared to $734,000 for the nine months ended September 30, 2001, an increase of approximately $500,000 or 68.1%. Acquisitions during the third and fourth quarters of 2001 and third quarter of 2002 accounted for substantially all of this increase.

Interest expense. Interest expense was $4.1 million for the nine months ended September 30, 2002, compared to $1.6 million for the nine months ended September 30, 2001, an increase of $2.5 million or 156.3%. The increase in interest expense is due to borrowings under Psychiatric Solutions’ line of credit, senior and subordinate term loans as well as seller-financed notes to fund acquisitions during the third and fourth quarters of 2001 and third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, Psychiatric Solutions had working capital of $2.4 million, including cash and cash equivalents of $2.9 million. The Company had a working capital deficit at December 31, 2001 of $3.6 million. Working capital includes amounts due under terms of Psychiatric Solutions’ revolving credit agreement of $6.1 million and $11.1 million at September 30, 2002 and December 31, 2001, respectively. The revolving credit agreement requires that all non-governmental cash receipts be applied to reduce the outstanding balance under the revolving line of credit agreement. Such amounts can then be re-borrowed to the extent that borrowing capacity remains under the revolving line of credit. The decrease in the working capital deficit is primarily due to cash acquired of approximately $6.0 million in the PMR transaction.

Cash provided by operating activities increased from $4.0 million for the nine months ended September 30, 2001, to cash provided by operating activities of $7.3 million for the nine months ended September 30, 2002. The increase in cash flows from operating activities was due to the acquisition of the hospitals in the third and fourth quarters of 2001 and third quarter of 2002. Cash provided by investing activities increased from approximately $2.5 million for the nine months ended September 30, 2001 to cash provided by investing activities of $5.4 million for the nine months ended September 30, 2002. This increase was due to cash acquired of approximately $6.0 million in the PMR transaction. Psychiatric Solutions was guaranteed approximately $5.2 million in cash as a part of the PMR transaction. Any additional monies above the $5.2 million as well as subsequent collections of certain legacy receivables of PMR, if any, received by Psychiatric Solutions are payable to certain former PMR shareholders as defined in the Contingent Value Rights Agreement (“CVR”). The Company has accrued approximately $770,000 at September 30, 2002, for payment to CVR holders. The Company expects to make a payment to CVR holders during the fourth quarter of 2002. Additional future payments to CVR holders may be necessary, however the Company cannot anticipate the amount or timing of such payments as they are contingent upon the Company collecting certain legacy receivables of PMR.

Cash used in financing activities decreased from $5.5 million for the nine months ended September 30, 2001 to cash used in financing activities of $11.1 million for the nine months ended September 30, 2002. This increase was due to additional financing required for the Riveredge hospital acquisition.

In conjunction with its hospital acquisition in November 2001, Psychiatric Solutions entered into a senior credit facility of $33.2 million (“2001 Senior Credit Facility”). The 2001 Senior Credit Facility was amended on June 28, 2002 to provide for an additional $7.95 million pursuant to a new non-revolving term note. The 2001 Senior Credit Facility, as revised, includes two lines of credit for a total credit facility of $41.15 million, made up of $23.65 million of non-revolving term loans and a $17.5 million revolving working capital line of credit. Both lines are secured by substantially all of Psychiatric Solutions’ assets and stock of its subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.25% to 4.75%. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% and is due in November 2004. At September 30, 2002, the interest rate was 7.25%. Until the due date, Psychiatric Solutions may borrow, repay and re-borrow an amount not to exceed the lesser of $17.5 million or the borrowing base (as defined in the 2001 Senior Credit Facility). As of September 30, 2002 the Company had $6.5 million available under the revolving line of credit. On July 1, 2002, Psychiatric Solutions drew $2.9 million on the revolving line of credit in connection with its purchase of Riveredge Hospital. Following the acquisition of Riveredge Hospital on July 1, 2002, there was $2.2 million available under the revolving line of credit. Under the revolving line of credit, all of Psychiatric Solutions’ collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by the lender. The funds deposited in the lockbox are applied to outstanding borrowings with the lender on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short term as of December 31, 2001 and September 30, 2002. Psychiatric Solutions must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. Such fees were approximately $34,000 as of September 30, 2002.

The 2001 Senior Credit Facility contains customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased hospitals, (ii) a limitation on capital expenditures, sales of assets, mergers, changes of ownership and management, new lines of business and dividends and (iii) various financial covenants. As of September 30, 2002, Psychiatric Solutions was in compliance with all applicable debt covenant requirements. Should Psychiatric Solutions’ results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 Senior Credit Facility could become immediately payable and additional borrowings could be restricted. As of September 30, 2002, approximately $22.0 million was outstanding.

In connection with the 2001 Senior Credit Facility, Psychiatric Solutions was required to expense the remaining deferred loan costs associated with its prior credit facility in the amount of $419,000 and incurred early termination penalties of $818,000 in the fourth quarter of 2001.

In October 2000 Psychiatric Solutions issued subordinated notes totaling $1.0 million with certain of its stockholders (the “Bridge Loan”). In connection with the Bridge Loan, Psychiatric Solutions issued warrants to purchase a total of 398,579 shares of its Series B preferred stock. These warrants expire in October 2005. The Bridge Loan was used to fund short-term working capital requirements and accrued interest at 10% per annum, payable monthly. The Bridge Loan was paid in full in April 2002. The warrants were exercised on August 1, 2002, and, in conjunction with the PMR merger, converted to 124,700 common shares on August 5, 2002.

In connection with the acquisition of Sunrise in May 2000, Psychiatric Solutions issued subordinated convertible notes in the amount of $3.6 million. These convertible notes are due May 1, 2005 and accrue interest at 9% per annum. The principal amount of these convertible notes is convertible into shares of the Company’s common stock based on conversion prices of $8.53 to $9.59 per share.

Psychiatric Solutions also issued promissory notes totaling $4.5 million in connection with its acquisitions of three hospitals. One note in the amount of $2.5 million accrues interest at 9% per annum and matured on June 30, 2002. Psychiatric Solutions paid off this note in full with a portion of the proceeds of its subordinated debt offering described below. The remaining $2.0 million note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, both notes contain cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. Psychiatric Solutions was in compliance with these covenants as of September 30, 2002.

On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with 1818 Mezzanine Fund II, L.P. to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. Approximately $7.5 million of the proceeds were used to fund a portion of the acquisition of Riveredge Hospital, and approximately $2.5 million of the proceeds were used to reduce current indebtedness. The remaining $10 million of senior subordinated notes may be issued to fund additional acquisitions of free-standing psychiatric hospitals and for general working capital purposes, subject generally to approval by the 1818 Fund. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% and 1% if the notes are prepaid prior to the first anniversary, second anniversary and third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of Psychiatric Solutions, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also require Psychiatric Solutions to comply with financial and other covenants.

Psychiatric Solutions believes that its working capital on hand and the availability under the existing line of credit are sufficient to meet operating and capital needs for the next 12 months. Psychiatric Solutions intends to acquire additional psychiatric hospitals and is actively seeking acquisitions that fit its corporate growth strategy. These acquisitions may, however, require financing in addition to the working capital on hand and future cash flows from operations. Management continually assesses its capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

	Payments due by period as of September 30, 2002

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

	(in thousands)
Contractual Cash Obligation:
Long term debt	7,303	4,036	5,317	25,657	42,313
Operating leases	516	591	145	179	1,431

Subtotal	7,819	4,627	5,462	25,836	43,744

	Amount of commitment expiration per period

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

	(in thousands)
Other Commitments:
Letter of credit	100	—	—	—	100

Subtotal	100	—	—	—	100

Total obligations and commitments	7,919	4,627	5,462	25,836	43,844

The carrying value of our total long-term debt, including current maturities, of $42.3 million and $36.3 million at September 30, 2002 and December 31, 2001, respectively, approximated fair value. We had $28.0 million of variable rate debt outstanding at September 30, 2002. At the September 30, 2002 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease net income and cash flows by $260,000.

CRITICAL ACCOUNTING POLICIES

Psychiatric Solutions’ consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing its financial statements, Psychiatric Solutions is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While Psychiatric Solutions believes its estimation processes are reasonable, actual results could differ from those estimates. The following represent the estimates considered most critical to Psychiatric Solutions’ operating performance and involve the most subjective and complex assumptions and assessments.

Allowance for doubtful accounts

Psychiatric Solutions’ ability to collect outstanding patient receivables from third party payors and receivables due under its management contracts is critical to its operating performance and cash flows.

With regard to patient receivables, the allowance for doubtful accounts is approximately 14% of the accounts receivable balance net of contractual discounts as of September 30, 2002. The primary collection risk for these receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. Psychiatric Solutions estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on Psychiatric Solutions’ results of operations and cash flows.

With regard to receivables due under management contracts, the allowance for doubtful accounts is approximately 24% of the accounts receivable balance at September 30, 2002. The primary collection risk is attributable to contractual disputes. Psychiatric Solutions estimates the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with its patient receivables, Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts.

Allowances for contractual discounts

The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in Psychiatric Solutions’ facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. Psychiatric Solutions estimates the allowance for contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from Psychiatric Solutions’ estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The additional information called for by this item is provided under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF INFLATION

Although inflation has not had a material impact on Psychiatric Solutions results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Some of Psychiatric Solutions’ freestanding specialty psychiatric hospitals are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in its salaries, wages and benefits expense in excess of the inflation rate. Although Psychiatric Solutions cannot predict its ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Psychiatric Solutions’ ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit its ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, Psychiatric Solutions’ ability to maintain margins through price increases to non-Medicare patients is limited.

The psychiatric health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, Psychiatric Solutions’ facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payers. Psychiatric Solutions is not aware of any economic trends that would lead it to believe that Psychiatric Solutions will not be able to remain in compliance with all debt covenants and meet all required obligations and commitments in the near future.

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PMR held a special meeting of shareholders on August 5, 2002 to consider and vote on the following matters: (1) approval of an agreement and plan of merger by and among PMR, PMR Acquisition Corporation and Psychiatric Solutions, Inc., and the transactions contemplated by the merger agreement, including the merger; (2) approval of an amendment to the Company’s charter to effect (a) an increase the number of authorized shares of the Company’s common stock, (b) a one-for-three stock split of its common stock and (c) to change the name of the Company to Psychiatric Solutions, Inc.

     The results of the Special Meeting were as follows:

1.	Approval of the Merger with Psychiatric Solutions

For	5,333,037.56	Against	6,453	Abstain	820

2.	Approval of the Charter Amendment

For	5,315,681.56	Against	23,609	Abstain	1,020

Psychiatric Solutions, Inc. also held a special meeting of shareholders on August 5, 2002 to consider and vote on the approval of an agreement and plan of merger by and among PMR, PMR Acquisition Corporation and Psychiatric Solutions, Inc., and the transactions contemplated by the merger agreement, including the merger.

     The results of the Special Meeting were as follows:

1.	Approval of the Merger with PMR Corporation

Preferred Class
For	14,769,136	Against	0	Abstain	703,600

Combined Preferred and Common
For	21,010,949	Against	0	Abstain	1,789,414

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On August 5, 2002, the Company filed an 8-K which announced the execution of a contingent value rights agreement dated August 2, 2002, by and among PMR, Fred D. Furman, as Representative, and StockTrans, Inc., as Trustee, and the establishment of the record date for the contingent value rights, or “CVRs,” as August 2, 2002, each in anticipation of its proposed merger with Psychiatric Solutions, Inc. (“Psychiatric Solutions”). The CVR agreement provides for the distribution of certificated CVRs to each holder of PMR common stock as of the record date.

On August 6, 2002, the Company filed an 8-K which announced the completion of the previously announced merger between Psychiatric Solutions, Inc. and PMR Corp. The 8-K also provided guidance for anticipated 2002 and 2003 earnings.

On October 7, 2002, the Company filed an 8-K/A which amended the 8-K filed on August 6, 2002 to include condensed consolidated financial statements for Psychiatric Solutions, Inc. for the periods ended June 30, 2002 and 2001. The 8-K/A also included Pro Forma condensed combined consolidated financial statements for the period ended June 30, 2002.

On November 12, 2002, The Company filed an 8-K announcing results of operations for the periods ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC

Dated: November 14, 2002	/s/ Joey A. Jacobs

Joey A. Jacobs Chief Executive Officer

Dated: November 14, 2002	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer

I, Joey A. Jacobs, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychiatric Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Joey A. Jacobs

Joey A. Jacobs Chief Executive Officer

I, Jack E. Polson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychiatric Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/Jack E. Polson

Jack E. Polson Chief Accounting Officer