Form 10-K
period 2002-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2003-03-27
CIK 829608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

113 Seaboard Lane, Suite C-100
Franklin, TN 37067
(Address of Principal Executive Offices, Including Zip Code)

(615) 312-5700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered

Common Stock, $.01 par value	Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

     As of March 1, 2003, 7,738,641 shares of the registrant’s common stock were outstanding. As of June 28, 2002, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $5,343,758. For purposes of calculating such aggregate market value, affiliates include the registrant's directors, executive officers and 5% beneficial owners.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders to be held on May 6, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters.
Item 6. Selected Financial Data
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Item 8. Financial Statements And Supplementary Data
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
Item 10. Directors And Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership Of Certain Beneficial Owners And Management
Item 13. Certain Relationships And Related Party Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Consolidated Financial Statement Schedules, And Reports On Form 8-K
Signatures
Certifications
COMMON STOCK SPECIMEN CERTIFICATE
CONSULTING AGREEMENT - FRED FURMAN
CONSULTING AGREEMENT - ALLEN TEPPER
EMPLOYMENT AGREEMENT - JACK SALBERG
EMPLOYMENT AGREEMENT JOEY JACOBS 08/06/02
INDEMNIFICATION AGREEMENT - MARK P CLEIN
INDEMNIFICATION AGREEMENT -JOSEPH P DONLAN
INDEMNIFICATION AGREEMENT - CHRISTOPHER P GRANT JR
INDEMNIFICATION AGREEMENT - DAVID S HEER
INDEMNIFICATION AGREEMENT - JOEY A JACOBS
INDEMNIFICATION AGREEMENT - CHARLES C MCGETTIGAN
INDEMNIFICATION AGREEMENT - EDWARD K. WISSING
CONSENT UNDER INDEMNIFICATION AGREEMENT
FIRST AMENDMENT TO CREDIT AGREEMENT 04/30/02
2003 LONG TERM EQUITY PLAN
LIST OF SUBSIDIARIES
CONSENT OF ERNST & YOUNG LLP
906 CERTIFICATIONS OF C.E.O AND C.A.O

PART I

     All references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean, unless the context otherwise requires, Psychiatric Solutions, Inc. and its consolidated subsidiaries.

Item 1.  Business

Overview

     Psychiatric Solutions is a leading provider of behavioral health care services in the United States. As of December 31, 2002, Psychiatric Solutions owned and operated five free-standing psychiatric facilities which provided psychiatric services to patients in the Houston, Texas; Austin, Texas; Raleigh, North Carolina; and Chicago, Illinois areas and managed 48 psychiatric units for third party acute care hospitals in 14 states. Psychiatric Solutions also has a contract to provide mental health case management services to approximately 4,300 children and adults with serious mental illness in the Nashville, Tennessee area. Psychiatric Solutions’ objective is to provide high-quality, cost-effective psychiatric services in the communities it serves. Through its managed and freestanding psychiatric facilities, Psychiatric Solutions offers a comprehensive array of behavioral health programs to critically ill children, adolescents and adults.

     Psychiatric Solutions initially developed a services-oriented, broad-based platform to provide both inpatient and outpatient behavioral health care services. These services included psychiatric physician practice management, outpatient treatment facilities, employee assistance plans and psychiatric contract management services to general acute care hospitals. During the first two years of operations, Psychiatric Solutions’ management made strategic acquisitions, evaluated their primary business lines and witnessed significant change in the market for behavioral health providers.

     In 1999, management began to reposition Psychiatric Solutions to focus on inpatient hospital settings. To that end, two post-acute geropsychiatric unit management companies, Cornerstone Behavioral Health Management and Sunrise Behavioral Health, Ltd., were acquired in 1999 and 2000, respectively. Psychiatric Solutions discontinued its physician practice management unit and related activities during 2000 and sold its employee assistance plan division in 2001. In 2001, Psychiatric Solutions continued its focus on the ownership of inpatient facilities by acquiring four freestanding specialty hospitals. On July 1, 2002, Psychiatric Solutions acquired its fifth inpatient facility.

     The Company was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 113 Seaboard Lane, Suite C-100, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700.

Recent Developments

     The Brown Schools Acquisition. On February 13, 2003, Psychiatric Solutions signed a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash. The six facilities, which have an aggregate of 790 beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. For 2002, the facilities produced combined revenues of $76 million. Psychiatric Solutions expects to consummate the transaction, which is subject to customary closing conditions, on April 1, 2003. Completion of certain health care regulatory matters may delay the purchase of one of the facilities until mid-April.

     $25 Million Private Placement Of Convertible Preferred Stock. On February 4, 2003 Psychiatric Solutions’ stockholders approved the private placement of $25 million of our Series A Convertible Preferred Stock (the “preferred stock”) with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. The investors are current investors in Psychiatric Solutions, with Oak Investment Partners and Salix Ventures (or related entities) being among the co-founders of Psychiatric Solutions. Representatives of Salix Ventures, Oak Investment Partners, and Brown Brothers Harriman currently serve on our Board of Directors. We intend to use the net proceeds from the preferred stock primarily to fund acquisitions of freestanding psychiatric patient facilities. The preferred stock will be issued in two phases: one-half will be issued on April 1, 2003, and one-half will be issued on July 1, 2003.

     HUD Refinancing. Psychiatric Solutions is in the process of refinancing a portion of its senior credit facility with various loans guaranteed by the U.S. Department of Housing and Urban Development (HUD). These loans are expected to be in the aggregate amount of approximately $20 million and will be secured by real estate and other fixed assets of West Oaks Hospital, Cypress Creek Hospital, Riveredge Hospital and Texas NeuroRehab Center. This refinancing is expected to close in four installments (one per hospital). The first installment, Holly Hill Hospital, closed November 25, 2002. Management anticipates that this refinancing will result in annual interest expense savings of approximately $750,000, net of anticipated increases in certain regulatory expenses.

     Merger between PMR Corporation and Psychiatric Solutions, Inc.

     On August 5, 2002, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation (“PMR”), merged with and into Psychiatric Solutions, Inc., whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). The surviving corporation in the merger was PSH, which became a wholly-owned subsidiary of PMR, a publicly traded company. In connection with the merger, PMR changed its name to Psychiatric Solutions, Inc. and, effective August 6, 2002, the shares of Psychiatric Solutions, Inc., formerly known as PMR Corporation, were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.”

     Because the former PSH stockholders own a majority of the surviving corporation’s outstanding common stock, the acquisition was a “reverse acquisition” and PSH was the acquiring company for accounting purposes. The condensed consolidated financial statements located in this annual report on Form 10-K relate to PSH only prior to August 5, 2002, and to the merged company on and subsequent to August 5, 2002. Historical financial information relating to PMR immediately prior to the merger can be found in PMR’s quarterly report on Form 10-Q for the quarter ended July 31, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2002. For more information relating to the merger, see Note 1 of Notes to Consolidated Financial Statements.

Description of Services by Segment

     Psychiatric Solutions operates in two reportable segments: (i) the ownership and operation of freestanding inpatient psychiatric facilities and (ii) the operation of psychiatric units in facilities owned by third parties. Note 14 of the Notes to Consolidated Financial Statements includes additional information regarding each of these segments, including the disclosure of required financial information.

     Freestanding Specialty Hospital Division

     The freestanding specialty hospital division is currently comprised of five facilities that offer a complement of behavioral health care treatment and crisis stabilization services for critically ill children, adolescents and adults with psychiatric, emotional, substance abuse and behavioral disorders. Psychiatric Solutions’ facilities work closely with mental health professionals, non-psychiatric physicians, emergency rooms and community agencies that interact with individuals who may need treatment for mental illness or substance abuse.

     A typical treatment program integrates physicians and other patient-care professionals. For those patients who do not have a personal psychiatrist or other specialist, Psychiatric Solutions’ hospital will arrange for the patient to be seen by a member of its medical staff. Psychiatric Solutions’ facilities provide 24-hour skilled nursing observation, daily interventions and oversight by psychiatrists, and intensive, coordinated treatments by physician-led teams of mental health care professionals. In addition to traditional inpatient programs, the facilities also offer less costly treatment alternatives such as residential treatment, intensive adolescent weekend services, and other intensive and non-intensive outpatient programs and support group services.

     Psychiatric Solutions has acquired the following facilities since September 2001:

     1. West Oaks Hospital, Houston, Texas (Southwest Houston). Psychiatric Solutions acquired West Oaks in September 2001. West Oaks is a 142-bed private acute care psychiatric facility licensed by the Texas Department of Health and accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). As a Medicare, Medicaid and managed care provider, West Oaks offers a comprehensive continuum of inpatient, day treatment and outpatient services and programs for critically ill children, adolescents and adults.

     West Oaks operates the following inpatient programs:

PROGRAM	NUMBER OF LICENSED BEDS

Adult Psychiatric Intensive Care	20 beds
Adult General Psychiatric Care	58 beds
Substance Abuse Program	16 beds
Adolescent Psychiatric Care	32 beds
Child Psychiatric Care	16 beds

     West Oaks Demographics. According to 2000 census information, Houston is the seventh largest city in the U.S. with a population of more than 1.95 million. The population of Houston and surrounding counties is growing more than 1.6% annually. Between 1990 and 1999 the population of the Houston Metropolitan Service area grew approximately 20.4% as compared to the national average of 9.7%.

     2. Cypress Creek Hospital, Houston, Texas (Northwest Houston). Psychiatric Solutions acquired Cypress Creek in September 2001. Cypress Creek is a 94-bed private acute care psychiatric facility licensed by the Texas Department of Health and accredited by the JCAHO. As a Medicare, Medicaid and managed care provider, Cypress Creek provides a comprehensive continuum of inpatient, day treatment and outpatient services and programs for critically ill children, adolescents and adults.

     Cypress Creek operates the following programs:

PROGRAM	NUMBER OF LICENSED BEDS

Adult Psychiatric Intensive Care	14 beds
Adult Intermediate Psychiatric Care	16 beds
Adult General Psychiatric Care	32 beds
Adolescent Psychiatric Care	8 beds
Child Psychiatric Care	8 beds
Substance Abuse	16 beds

     Cypress Creek Demographics. According to 2000 census information, Houston is the seventh largest city in the United States with a population of more than 1.95 million. The population of Houston and surrounding counties is growing more than 1.6% annually. Between 1990 and 1999, the population of the Houston Metropolitan Service area grew approximately 20.4% as compared to the national average of 9.7%.

     3. Texas NeuroRehab Center, Austin, Texas (Travis County). Psychiatric Solutions acquired Texas NeuroRehab in November 2001. Texas NeuroRehab is a 127-bed private specialty neuropsychiatric/ neurobehavioral hospital and residential treatment center which offers an extensive range of medical rehabilitation, brain injury and neurobehavioral treatment programs for children, adolescents and adults. Long term acute care (“LTAC”) beds comprise 31 of the 127 beds at Texas NeuroRehab. Texas NeuroRehab is licensed by the Texas Department of Health and the Texas Department of Protective and Regulatory Services.

     Texas NeuroRehab operates the following programs:

PROGRAM	NUMBER OF LICENSED BEDS

LTAC Specialty Hospital	31 beds
Neuropsychiatric/Neurobehavioral Hospital	62 beds
Residential Treatment Center	34 beds

     Texas NeuroRehab Demographics. According to 2000 census information, the Austin metropolitan area is the fourth largest area in Texas, with a population of more than 1.1 million. Austin’s population has increased 41.0% from 465,600 in 1990 to 657,000 in 2000. According to the census, historical data indicates that Austin’s population has doubled every 20 years.

     4. Holly Hill Hospital, Raleigh, North Carolina (Wake County). Psychiatric Solutions acquired Holly Hill in December 2001. Holly Hill is a 108-bed private acute care psychiatric and substance abuse facility that provides a comprehensive continuum of inpatient, day treatment, and intensive outpatient services and programs for children, adolescents and adults.

     Holly Hill operates the following programs:

PROGRAM	NUMBER OF LICENSED BEDS

Adult Psychiatric Care	28 beds
Adult Chemical Dependency	28 beds
Adolescent Psychiatric Care	25 beds
Child Psychiatric Care	21 beds
RTC	6 beds

     Holly Hill Demographics. According to 2000 census information, the Raleigh metropolitan area is one of the fastest growing areas in North Carolina with a population of more than 1.13 million. Wake County’s population has increased 17.0% from 518,466 in 1996 to 606,403 in 2000.

     5. Riveredge Hospital, Forest Park, Illinois (Chicago, Cook County). Psychiatric Solutions acquired Riveredge Hospital on July 1, 2002. Riveredge is a 210 licensed-bed inpatient psychiatric facility that offers a full continuum of behavioral health care.

     Riveredge Hospital currently operates the following programs:

PROGRAM	NUMBER OF LICENSED BEDS

Adult General and Dual Diagnosis Psychiatric Care	76 beds
Adolescent Psychiatric Intensive Care	25 beds
Adolescent Psychiatric Care	71 beds
Child Psychiatric Care	38 beds

     Riveredge Demographics. According to 2000 census information, Chicago and the surrounding area is estimated to have a population of approximately 8 million and Cook County’s population is estimated at approximately 5 million.

     Psychiatric Unit Management Division

     The psychiatric unit management division develops, organizes and manages geriatric behavioral health care programs within general acute care hospitals owned and operated by third parties. The division’s experienced team administers a broad range of psychiatric health services designed to meet specific hospital requirements. As of December 31, 2002, Psychiatric Solutions managed 48 behavioral health units, making Psychiatric Solutions the second largest provider of psychiatric contract management services in the United States. Psychiatric Solutions also has a contract to provide mental health case management services to approximately 4,300 children and adults with serious mental illness in the Nashville, Tennessee area.

     The psychiatric unit management division is dedicated to providing quality programs with integrity, innovation and sufficient flexibility to develop individual programs that meet specific facility requirements. The increased demand for better quality, lower costs and simplified systems places additional burdens on management teams and clinical departments within hospitals. As a result, many general acute care hospitals are increasing efficiency by outsourcing key clinical departments and functions to independent contract managers that can provide focused expertise.

     Psychiatric Solutions offers hospitals a complete menu of management options, including:

•	clinical and management infrastructure;

•	personnel recruitment, staff orientation and supervision;

•	corporate consultation; and

•	performance improvement plans.

     Psychiatric Solutions and the client hospital determine the programs and services to be offered by the hospital. Each contract is tailored to address the differing needs of the client hospital and its community. Under the contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities (including beds for inpatient programs), support services (such as billing, dietary and housekeeping), and generally its own nursing staff in connection with the operation of its programs.

     Generally, Psychiatric Solutions provides the behavioral health unit of the client hospital with:

•	a psychiatric director who provides administrative management services and professional direction in all psychiatric matters relating to patients admitted to the unit, and determines if patients meet the clinical criteria for admission to the unit;

•	a program manager, who maintains a direct reporting relationship to the chief executive officer of the client hospital with respect to the day-to-day operations of the unit. In addition, the program manager generally:

➢ provides administrative and training services;

➢ assists with the administrative and clinical criteria for admission to the unit;

➢ determines whether a patient meets the administrative criteria for admission;

➢ advises client hospital with respect to issues relating to compliance with licensing, certification, accreditation and survey requirements;

➢ establishes performance improvement standards in conjunction with the client hospital that are consistent with the hospital’s standards; and

➢ completes, in conjunction with the hospital, annual performance evaluations of all unit patient care staff.

•	A medical director who provides direction in all non-psychiatric phases of patient care and provides physician coverage, including medical care for patients who do not have a primary physician relationship.

     While each of the management contracts is tailored to the specific needs of the client hospital, in general the contracts have an initial term of two to five years and are extended for successive one year periods unless terminated by either party. While turnover of contracts is expected, the Company expects the number of contracts to remain relatively stable. Substantially all of the management contracts contain non-compete and confidentiality provisions. In addition, the management contracts typically prohibit the client hospital from soliciting employees of Psychiatric Solutions during the term of the contract and for a specified period thereafter.

Business Strategy

     Psychiatric Solutions plans to continue to pursue the acquisition of additional facilities, although no assurance can be given that Psychiatric Solutions will be able to successfully execute this plan. Psychiatric Solutions believes that there are a number of attractive freestanding hospital acquisition candidates available for purchase at attractive valuations. Psychiatric Solutions utilizes the following acquisition criteria:

•	Number one or two market position within growing, urban areas with low capital expenditure requirements;

•	Minimum licensed hospital beds of 50 to 75;

•	Positive EBITDA (1); and

•	Opportunity for revenue growth and margin improvement through introducing new programs, intensive marketing and recruiting additional inpatient psychiatrists.

(1) EBITDA is defined as income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, and extraordinary items. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

     Psychiatric Solutions has developed a pipeline of potential specialty psychiatric hospital acquisitions in various stages of evaluation and negotiation. On February 13, 2003, Psychiatric Solutions signed a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. See “Recent Developments.”

     Psychiatric Solutions’ strategy upon acquiring an inpatient facility is to improve operations by focusing on continuing to provide high quality cost effective patient care. The focus on revenue growth is to maintain and grow that facility’s admissions and revenues through improvements to marketing and community education. A key opportunity for revenue growth is renegotiating managed care agreements. Further organic growth is possible through adding capacity in existing programs.

     Psychiatric Solutions also increases the focus on reducing costs by challenging staffing ratios and benefits costs. Psychiatric Solutions also participates in a group purchasing cooperative to reduce supplies expense.

     Psychiatric Solutions believes that substantial opportunities exist to provide psychiatric contract management services to general acute care hospitals in the United States. General acute care hospitals are increasingly outsourcing key clinical departments to independent management companies because they lack the expertise to (i) manage and operate specialized clinical programs, (ii) assess the programs for effectiveness and results, (iii) market and develop programs, and (iv) design and operate programs that satisfy specialized regulatory, licensing, accreditation and reimbursement requirements.

Management Contracts

     At December 31, 2002, Psychiatric Solutions had a total of 48 management contracts with general acute care hospitals located in 14 states as shown below:

STATE	NUMBER OF CONTRACTS

Arkansas	2
California	3
Indiana	4
Iowa	3
Louisiana	2
Minnesota	4
Mississippi	4
Missouri	4
Ohio	4
Oklahoma	5
Pennsylvania	4
Tennessee	7
Texas	1
Washington	1

Total Contracts	48

     While Psychiatric Solutions, Inc. expects the volume of contracts to remain relatively stable from year to year, the actual number of contracts may increase or decrease in the normal course of business as new contracts are negotiated and older contracts expire.

Reimbursement

     Psychiatric Solutions, as a participant in the health care industry, is affected by the numerous laws and regulations that govern the operations of its facilities and programs at the federal, state and local levels. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs, budget cuts or other legislative, regulatory or judicial actions could have an unforeseen material adverse effect on the financial position, results of operations and cash flows of the Company.

     Medicare

     Psychiatric Solutions’ owned facilities derive approximately 23% of their revenue from Medicare. As psychiatric facilities, they are exempt from the inpatient services prospective payment system (“PPS”) applicable to general acute care hospitals. Services are cost reimbursed by Medicare, subject to a per discharge ceiling. Medicare pays for inpatient psychiatric services on the basis of actual cost, subject to a deductible and coinsurance of 20% of the provider’s charges. Medicare makes interim payments to the provider based on an estimate of the provider’s cost, and then makes a final settlement based on an annual cost report filed by the provider.

     With respect to revenues derived from psychiatric unit management services, Psychiatric Solutions bills its fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program Psychiatric Solutions manages to be inadequate, it may seek to terminate its contract with Psychiatric Solutions or not renew the contract. Similarly, Psychiatric Solutions may not necessarily solicit new unit management contracts if prospective customers do not believe that such programs will generate sufficient revenue.

     In the mid-1980s, changes in reimbursement rates and procedures included the creation of the PPS using predetermined reimbursement rates for diagnosis related groups (“DRGs”). Behavioral health facilities, such as Psychiatric Solutions’ freestanding facilities, are excluded from the inpatient services PPS, and are instead reimbursed by the Medicare program based on actual cost, generally subject to a per discharge ceiling. Capital related costs are not included, but are reimbursed separately at a rate of 85% of allowable costs. In the Balanced Budget Act of 1997 (“BBA-97”), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date.

     Consistent with reimbursement trends for other segments of the health care services industry, Medicare is expected to shift to PPS for inpatient psychiatric hospitals in the next several years, possibly as soon as October 2004. The PPS reimbursement system involves a determination by the federal government of an average, or fair price, for a fixed unit of health care services, adjusted for regional differences in cost.

     Mental health services provided by acute care hospitals which qualify for a PPS exemption are deemed to be Distinct Part Units (“DPUs”) and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by Psychiatric Solutions which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by Psychiatric Solutions, could be under the PPS system or otherwise altered.

     Partial hospitalization is an intensive outpatient program of psychiatric services provided to patients in place of inpatient care. In an August 1, 2000 rule, a new Medicare per diem payment methodology was established for partial hospitalization programs. In a November 1, 2002 rule, it was announced that Medicare would pay a per diem rate of $256.96, of which $51.39 is the beneficiary’s co-insurance, for partial hospitalization assuming that the services meet Medicare’s coverage requirement. This amount is adjusted up or down for differences in wages from area to area. Medicare pays this amount regardless of whether it is more or less than a hospital’s actual costs, although there is a three-year transition period during which hospitals whose aggregate costs for Medicare outpatients exceed the Medicare rates will receive some additional Medicare payments, but not up to the level of full costs. The Medicare rates for outpatient services should be updated annually, but in the past when Medicare has adjusted other rates similar to its new rates for hospital outpatient services, the updates have often been increases in amounts that were less than the increase in the “hospital market basket,” i.e., the increase in costs of items and services purchased by hospitals. In some instances, Medicare has reduced rates in the updating process.

     Although Medicare uses a cost-based reimbursement formula for psychiatric hospital inpatient services, and has established a rate for partial hospitalization services of $256.96 per day, Medicare will not pay these full amounts to a hospital. It will deduct from that rate an amount for patient “coinsurance,” or the amount that the patient is expected to pay. Many patients are unable to pay the coinsurance amount. Even if these patients are also covered by Medicaid, some states’ Medicaid programs will not pay the Medicare coinsurance amount. As a result, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare “bad debt” as described in the following paragraph.

     To the extent that neither a Medicare patient nor any secondary payor for that patient pays the Medicare coinsurance amount after a reasonable collection effort or the patient’s indigence is documented, the provider is entitled to be paid 70% of this “bad debt” by Medicare. However, there are instances when Medicare denies reimbursement for all or part of claimed bad debts for coinsurance on Medicare patients on grounds that the provider did not engage in a reasonable collection effort or that the provider failed to maintain adequate documentation of its collection effort or of the patient’s indigence.

     The services Psychiatric Solutions provides through psychiatric unit management contracts have historically been covered by Medicare, as if provided by the host provider on the basis that the site where the services were furnished was a “provider based” site. Historically, a site could assert provider based status simply by claiming the designation. In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider based status before a provider can bill Medicare for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health units, and therefore they impact Psychiatric Solutions’ psychiatric unit management operations.

     As a result of the Benefits Improvement and Protection Act of 2000, facilities treated as provider-based as of October 1, 2000 were treated as provider-based until October 1, 2002, the effective date of the April 2000 final regulation. In addition, the April 2000 final regulation specifies instances when there may be retrospective recoveries of amounts previously paid if Medicare determines that a site was not “provider-based”. The regulation also places significant restrictions on which personnel can be management employees if the provider based facility is operated under a management contract.

     On August 1, 2002, CMS published changes to the provider-based rules. One of the most significant changes is that facilities treated as provider-based as of October 1, 2000 have until the first day of the provider’s next cost report period that is on or after July 1, 2003 to comply with the new provider-based rules. For all other entities, the changes to the provider-based rules became effective on October 1, 2002. In the final rule, CMS now distinguishes between on and off-campus provider-based entities by establishing separate requirements that are dependent on the location of the provider-based entity. The final rule provides relief from the management contract restrictions for on-campus entities. Under the current regulation, an off-campus entity that is operated pursuant to a management contract is not in compliance with the provider-based criteria if any of its non-management employees are employed by the manager, or if its administrative functions are not integrated with those of the main provider. The final rule eliminated all management contract restrictions for on-campus entities. The final rule provided significantly less relief for provider-based entities located off the campus of the main provider. The final rule also specifies that in addition to possible recoupment of amounts previously paid for providers who bill inappropriately for services of a provider-based entity, future payments may be adjusted to approximate the amounts that would be paid for the same services furnished by a freestanding facility.

     Psychiatric Solutions believes the sites it presently manages are provider-based within the meaning of the final regulation, and Psychiatric Solutions expects that its provider customers will obtain, or have obtained, determinations of such provider-based status from Medicare. However, it is possible that such sites will not obtain approval as provider-based sites or will lose such approval in the future. In such instances, there may be a loss of Medicare coverage for services furnished at that site and there may be a retrospective recovery by Medicare. It is also possible that the provider based rules could result in termination or non-renewal of management contracts if a provider does not obtain a determination of provider-based status of an inpatient unit operated under a management contract.

     Medicaid

     Psychiatric Solutions cannot predict the extent or scope of changes which may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are political pressures on such legislatures in terms of controlling and reducing such appropriations. Consequently, any significant reduction in funding for Medicaid programs could have a material adverse effect on Psychiatric Solutions’ business, financial condition and results of operations.

     Some states may adopt substantial health care reform measures which could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and other individuals funded by public resources. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private health care insurance. Most states have applied for and been granted Federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. The reduction in other public resources could have an impact on the delivery of services to Medicaid recipients. Any significant changes in Medicaid funding, the structure of a particular state’s Medicaid program, the contracting process or reimbursement levels could have a material adverse impact on Psychiatric Solutions.

     Managed Care and Commercial Insurance Carriers

     The Company’s facilities are reimbursed for certain behavioral healthcare services by health maintenance organizations and commercial insurance companies on either a fee-for-service basis or under contractual arrangements which may include reimbursement on per-diem, per-diagnosis basis.

     These carriers reimburse the facilities or the Company directly for charges at rates and limits specified in their contracts or policies. Patients generally remain responsible for any amounts not covered under their insurance policies.

     Annual Cost Reports

     All facilities participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Psychiatric Solutions under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ reports.

Regulation and Other Factors

     Licensure, Certification And Accreditation

     Health care facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. Management believes that all of the facilities owned and operated by Psychiatric Solutions are properly licensed under applicable state laws. All of the facilities owned and operated by Psychiatric Solutions are certified under Medicare and Medicaid programs and all are accredited by the JCAHO, the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. Should any facility lose its accreditation by the Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. If a provider contracting with Psychiatric Solutions were excluded from any Federal health care programs, no services furnished by that provider would be covered by any Federal health care program. If Psychiatric Solutions were excluded from Federal health care programs, its owned facilities would not be eligible for reimbursement by any Federal health care program. In addition, providers would as a practical matter, cease contracting for Psychiatric Solutions’ psychiatric unit management services because they could not be reimbursed for any management fee amounts they paid to Psychiatric Solutions. Management believes that the facilities owned and operated by Psychiatric Solutions are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for Psychiatric Solutions to effect changes in its facilities, equipment, personnel and services. Additionally, certain of the personnel working at facilities owned and operated by Psychiatric Solutions are subject to state laws and regulations governing their particular area of professional practice. Psychiatric Solutions assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to begin operations.

     Certificates Of Need (CON)

     The construction or expansion of health care facilities, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded health care facilities and services. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or revocation of a facility’s license.

     Federal and State Fraud And Abuse

     Participation in any Federal health care program, including the Medicare and Medicaid programs, is heavily regulated by Federal statute and regulation. If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, such hospital’s participation in the Federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act or both. For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals or patients to receive goods or services covered by a Federal health care program (the “Anti-kickback Statute”). In addition to felony criminal penalties (fines up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal health care programs.

     The Anti-kickback Statute has been interpreted broadly by Federal regulators and certain courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-kickback Statute.

     As authorized by Congress, the Office of the Inspector General at the Department of Health and Human Services (“OIG”) has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-kickback Statute. Currently, there are safe harbors for various activities, including, but not limited to: investment interest, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, employees, investments in group practices, and ambulatory surgery centers. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement unlawful under the Anti-kickback Statute. The conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities.

     Psychiatric Solutions has a variety of financial relationships with physicians who refer patients to its owned facilities, as well as at mental health programs and facilities it manages. Psychiatric Solutions has contracts with physicians to serve as medical directors at its owned facilities, as well as at mental health programs and facilities it manages. Some of the arrangements with physicians do not expressly meet requirements for safe harbor protection. It cannot be assured that regulatory authorities that enforce the Anti-kickback Statute will not determine that any of these arrangements violate the Anti-kickback Statute or other Federal or state law. This determination could subject Psychiatric Solutions to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid of other Federal health care programs.

     Stark Law

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for prohibited services, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are exceptions to the self-referral prohibition for many customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

     On January 4, 2001, CMS issued final regulations, subject to comment, intended to clarify parts of the Stark Law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The phase one regulations generally became effective January 4, 2002. However, CMS has delayed until July 7, 2003 the effective date of a portion of the phase one regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of exceptions to the Stark Law. Psychiatric Solutions cannot predict the final form these regulations will take or the effect that the final regulations will have on its operations.

     Similar State Laws

     Many states in which Psychiatric Solutions operates also have laws that prohibit payments to physicians for patient referrals similar to the Anti-Kickback Statute and self-referral legislation similar to the Stark Law. The scope of these state laws is broad, since they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties as well as loss of facility licensure.

     HIPAA and BBA-97

     The Health Insurance and Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud. HIPAA was followed by BBA-97, which created additional fraud and abuse provisions, including civil penalties for contracting with an individual or entity that the provider knows or should know is excluded from a Federal health care program.

     Other Fraud and Abuse Provisions

     The Social Security Act also imposes criminal and civil penalties for making false claims and statements to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services, and cost report fraud. Criminal and civil penalties may be imposed for a number of other prohibited activities, including failure to return known overpayments, certain gainsharing arrangements, and offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a health care provider. Like the Anti-kickback Statute, these provisions are very broad. Careful and accurate coding of claims for reimbursement, including preparing cost reports, must be performed to avoid liability

     The Federal False Claims Act and Similar State Laws

     A factor affecting the health care industry today is the use of the Federal False Claims Act and, in particular, actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam,” or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.

     When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes “knowing” submission under the False Claims Act and, therefore, will qualify for liability.

     In some cases, whistleblowers and the Federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. A number of states have adopted their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court. From time to time, companies in the health care industry, including Psychiatric Solutions, may be subject to actions under the False Claims Act.

     Administrative Simplification and Privacy Requirements

     Most of Psychiatric Solutions’ activities require Psychiatric Solutions to receive or use confidential medical information about individual patients. Federal and some state legislation restrict the use and disclosure of confidential medical information and the fact of treatment. There are specific requirements permitting disclosure, but inadequate or incorrect disclosure, even if inadvertent or negligent, can trigger substantial criminal and other penalties.

     The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. On August 17, 2000, HHS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. However, the Administrative Simplification Compliance Act extended the compliance date until October 16, 2003 for entities that file a plan with HHS that demonstrates how they intend to comply with the regulations by the extended deadline. The Company has filed such plans and received extensions accordingly.

     The Administrative Simplification Provisions also require HHS to adopt standards to protect the security and privacy of health-related information. HHS proposed regulations containing security standards on August 12, 1998. On February 20, 2003, the final security rule was announced along with modifications to the HIPAA electronic data transactions and code set standards. The security rule requires health care providers to implement organizational, physical and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, HHS released final regulations containing privacy standards in December 2000. These privacy regulations became effective in April 2001, but compliance with these regulations is not required until April 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations and the privacy regulations could impose significant costs on Psychiatric Solutions’ facilities in order to comply with these standards. The costs of conforming Psychiatric Solutions’ systems to provide the privacy, security and transaction standard conformance required by HIPAA may require substantial cost investment in software, computers, policies and procedures, employee training and other goods and services. Until the standards are implemented in final form, Psychiatric Solutions cannot know the full extent of these costs for implementing the requirements the regulations impose.

     Violations of the Administrative Simplification Provisions could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, there are numerous legislative and regulatory initiatives at the Federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any Federal or state privacy-related laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary and could impose additional penalties.

     Corporate Practice Of Medicine/Fee Splitting

     Some states have laws that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between a corporation and a physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although Psychiatric Solutions exercises care to structure its arrangements with health care providers to comply with the relevant state law, there can be no assurance that government officials charged with responsibility for enforcing these laws will not assert that Psychiatric Solutions, or certain transactions in which it is involved, is in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the interpretation of Psychiatric Solutions.

     Health Care Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including Psychiatric Solutions’ practices. It is possible that governmental entities could initiate investigations or litigation in the future at facilities owned or managed by Psychiatric Solutions and that such matters could result in significant penalties as well as adverse publicity. It is also possible that Psychiatric Solutions’ executives and mangers could be included in governmental investigations or litigation or named as defendants in private litigation.

     Health Care Reform

     Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, various legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bill of rights and requirements that all businesses offer health insurance coverage to their employees. The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse affect on the business, financial condition or results of operations of Psychiatric Solutions.

     Insurance

     As is typical in the health care industry, Psychiatric Solutions is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, Psychiatric Solutions maintains professional malpractice liability insurance and general liability insurance in amounts it believes to be sufficient for its operations, although it is possible that some claims may exceed the scope of the coverage in effect. At various times in the past, the cost of malpractice insurance and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which would allow Psychiatric Solutions to maintain adequate levels of coverage.

     Conversion Legislation

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit Psychiatric Solution’s ability to grow through acquisitions of not-for-profit hospitals.

     Compliance Program

     Psychiatric Solutions is committed to ethical business practices and to operating in accordance with all applicable laws and regulations. Psychiatric Solutions’ Corporate Compliance Program was established to ensure that all employees have a solid framework for business, legal, ethical, and employment practices. Our Compliance Program establishes mechanisms to aid in the identification and correction of any actual or perceived violations of any Company policies or procedures or any other applicable rules and regulations. Employee training is a key component of the Corporate Compliance Program. All employees receive training during orientation and annually thereafter. With the advent of the HIPAA regulations, our goal is to have all employees trained prior to regulatory deadlines. Subsequent to the initial HIPAA training of all employees, this component will be merged into the annual compliance training. In addition, the Company requires its executive management to sign and adopt a strict Code of Ethics.

Sources Of Revenue

     In its freestanding psychiatric hospital division, Psychiatric Solutions receives payment for services rendered from private insurers, including managed care plans, the Federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. For the year ended December 31, 2002, approximately 48% of Psychiatric Solutions’ revenues were generated from commercial providers and other sources, while Federal and state Medicare and Medicaid programs comprised approximately 52%.

     The fees received by Psychiatric Solutions for its services under management contracts are paid directly by its client hospitals. The client hospitals receive reimbursement under either Medicare or Medicaid programs or from payments from insurers, self-funded benefit plans or third-party payors for the mental health services provided to patients of the programs managed by Psychiatric Solutions. Subject to certain recently enacted caps in reimbursement amounts, the Medicare program reimburses general acute care hospitals for the cost of providing mental health services to eligible patients. These costs include Psychiatric Solutions’ management fee, as well as allocated overhead costs to the facility.

Employees

     As of February 28, 2003, Psychiatric Solutions employed approximately 1,680 employees, of whom approximately 1,140 are full-time employees. Approximately 1,250 employees staff the freestanding psychiatric facilities, approximately 400 employees staff the management contracts and approximately 30 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, and human resources. None of Psychiatric Solutions’ employees is subject to a collective bargaining agreement and Psychiatric Solutions believes that its employee relations are good.

Insurance

     Mental health care and information services are always subject to the risk of liability. In recent years, participants in the mental health care industry have become subject to an increasing number of lawsuits that allege malpractice or other related legal theories. These lawsuits often involve large claims and significant defense costs. For the years ended December 31, 2000 and 2001, and through December, 2002, we have obtained professional and general liability insurance for claims in excess of $100,000, up to a maximum of $1 million per occurrence and $3 million aggregate, with an additional $5 million in excess coverage. On December, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. Psychiatric Solutions has established a captive insurance company to manage this additional self insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. Psychiatric Solutions believes that its insurance coverage conforms to industry standards. There are no assurances, however, that Psychiatric Solutions’ insurance will cover all claims (e.g., claims for punitive damages), or that claims in excess of Psychiatric Solutions’ insurance coverage will not arise. A successful lawsuit against Psychiatric Solutions that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations.

Competition

     The freestanding psychiatric hospital industry and the psychiatric unit management industry are both highly competitive and highly fragmented. The industry is subject to continual changes in the method in which services are provided and the types of companies providing such services. Psychiatric Solutions competes with several national competitors and many regional and local competitors, some of which have greater resources than Psychiatric Solutions. In addition, some of its competitors are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to Psychiatric Solutions’ facilities.

     The largest competitors in the freestanding psychiatric hospital and psychiatric unit management industry are:

•	Ardent Health Services, which operates approximately 23 psychiatric facilities and two medical/surgical hospitals;

•	Universal Health Services (NYSE: UHS), which operates 38 psychiatric facilities and 134 acute care facilities; and

•	Horizon Health Corporation (NasdaqNM: HORC), which operates 110 psychiatric unit management contracts, 27 rehabilitation unit contracts and employee assistance programs covering 3.2 million lives.

     In addition, Psychiatric Solutions’ freestanding psychiatric facilities and managed psychiatric units compete for patients with other providers of mental health care services, including other freestanding psychiatric facilities, general acute care hospitals, independent psychiatrists and psychologists.

     Psychiatric Solutions also competes with hospitals, nursing homes, clinics, physicians’ offices and contract nursing companies for the services of registered nurses. Registered nurses are in limited supply and there can be no assurance that Psychiatric Solutions will be able to attract a sufficient number of registered nurses for its growing needs.

Available information

     Psychiatric Solutions makes available free of charge through its website, which you can find at www.psysolutions.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.  Properties

     Psychiatric Solutions’ principal executive offices are located in approximately 7,745 square feet of leased space in Franklin, Tennessee. The Company does not anticipate that it will experience any difficulty in renewing its lease upon its expiration in December 2006, or obtaining different space on comparable terms if such lease is not renewed. In addition, Psychiatric Solutions owns the properties acquired with the five hospital acquisitions described above. Other facilities and programs are operated under management contracts. Psychiatric Solutions believes its executive offices and its hospital property and equipment are generally well maintained, in good operating condition and adequate for its present needs. See “Business-Description of Services by Segment.”

Item 3.  Legal Proceedings

     Psychiatric Solutions is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding which would have a material adverse effect on Psychiatric Solutions’ financial condition or results of operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

     None.

PART II

Item 5.  Market For Registrant’s Common Equity And Related Stockholder Matters.

     The Company’s common stock has traded on the Nasdaq National Market under the symbol “PSYS” since August 6, 2002. Prior to August 6, 2002, the Company’s common stock was traded on the Nasdaq National Market under the symbol “PMRP.” See description of PMR merger transaction in Part I, Item 1 of this Form 10-K and in Note 1 to the Notes to Consolidated Financial Statements.

     The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share as reported on the Nasdaq National Market for Psychiatric Solutions’ and, prior to August 6, 2002, for PMR’s common stock. The stock prices have been adjusted to reflect a 1-for-3 reverse stock split effected on August 5, 2002.

	High	Low

2002
First Quarter	$7.68	$4.89
Second Quarter	$11.43	$3.72
Third Quarter	$6.75	$4.75
Fourth Quarter	$5.94	$5.00
2001
First Quarter	$6.00	$3.38
Second Quarter	$5.25	$3.81
Third Quarter	$4.77	$3.63
Fourth Quarter	$6.42	$4.38

     At the close of business on March 25, 2003, there were approximately 146 holders of record of Psychiatric Solutions’ common stock.

     In the third quarter of fiscal year 2000, PMR’s board of directors declared a special dividend of $4.50 per share of common stock payable to stockholders of record on January 26, 2000. The total amount of the dividend was approximately $10.6 million. In the third quarter of fiscal year 2001, PMR’s board of directors declared a special cash dividend of $1.00 per share of common stock payable on December 29, 2000 to stockholders of record on December 21, 2000. The total amount of the dividend was approximately $7.3 million. On May 6, 2002, PMR’s board of directors declared a special cash dividend of $5.10 per share of common stock payable on May 24, 2002 to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend was approximately $12.3 million. The Company currently intends to retain future earnings for use in the expansion and operation of its business. Borrowings may limit the ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including Psychiatric Solutions’ earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 6.  Selected Financial Data

     The selected financial data presented below for the years ended December 31, 2002, 2001 and 2000, and at December 31, 2002 and December 31, 2001, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report on Form 10-K. The selected financial data for the years ended December 31, 1999 and 1998, and at December 31, 2000, 1999 and 1998, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

	Psychiatric Solutions, Inc.
	Selected Financial Data
	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$113,912	$43,999	$23,502	$4,500	$1,533
Salaries, wages and employee benefits	62,326	26,183	15,257	4,350	2,819
Professional fees	14,373	7,039	3,771	990	288
Provision for bad debts	3,681	662	467	529	68
Other operating expenses	21,521	4,283	2,055	619	705
Depreciation and amortization(1)	1,770	945	757	234	122
Interest expense	5,564	2,660	1,723	371	98

	109,235	41,772	24,030	7,093	4,100
Income (loss) from continuing operations before income taxes	4,677	2,227	(528)	(2,593)	(2,567)
Benefit from income taxes	(1,007)	—	—	—	—

Income (loss) from continuing operations	$5,684	$2,227	$(528)	$(2,593)	$(2,567)

Basic earnings (loss) per share from continuing operations	$0.93	$0.44	$(0.11)	$(0.64)	$(0.75)

Shares used in computing basic earnings (loss) per share from continuing operations	6,111	5,010	4,817	4,062	3,416
Diluted earnings (loss) per share from continuing operations	$0.86	$0.42	$(0.11)	$(0.64)	$(0.75)

Shares used in computing diluted earnings (loss) per share from continuing operations	6,986	5,309	4,817	4,062	3,416
Balance sheet data:
Total assets	$90,138	$54,294	$26,356	$13,154	$10,161
Total liabilities	59,589	45,056	20,120	7,338	3,106
Long-term obligations, including current portion	44,944	37,261	17,240	6,428	—

(1)	Refer to the Notes to Consolidated Financial Statements regarding the non-amortization provisions of goodwill for transactions completed subsequent to June 30, 2001 and effective for fiscal years ending after December 15, 2001.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this annual report on Form 10-K.

Overview

     As of December 31, 2002, Psychiatric Solutions owned and operated five free-standing psychiatric facilities which provided psychiatric services to patients in the Houston, Texas; Austin, Texas; Raleigh, North Carolina; and Chicago, Illinois areas and managed 48 psychiatric units for third party acute care hospitals in 14 states. Psychiatric Solutions also has a contract to provide mental health case management services to approximately 4,300 children and adults with serious mental illness in the Nashville, Tennessee area. Psychiatric Solutions’ objective is to provide high-quality, cost-effective psychiatric services in the communities it serves. Through its managed and freestanding psychiatric facilities, Psychiatric Solutions offers a comprehensive array of behavioral health programs to critically ill children, adolescents and adults. It currently operates in two reportable segments: (i) the ownership and operation of freestanding inpatient psychiatric facilities and (ii) the operation of psychiatric units in facilities owned by third parties.

Impact Of Acquisitions

     Acquiring free-standing psychiatric facilities is a key part of Psychiatric Solutions’ business strategy. Because Psychiatric Solutions has grown through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between its financial statements for the fiscal periods presented. In addition, because Psychiatric Solutions owns a relatively small number of facilities, an individual acquisition may have a material effect on its overall operating performance. At the time a hospital is acquired, Psychiatric Solutions implements a number of measures to lower costs and may make significant investments in the facility. Therefore, the financial performance of a newly acquired hospital may adversely affect the Company’s overall performance in the short-term.

     On August 31, 1999 Psychiatric Solutions purchased all of the outstanding stock of Cornerstone Behavioral Health Services Inc. (“Cornerstone”) for approximately $4.6 million. Cornerstone managed approximately 20 geropsychiatric units in acute care hospitals situated primarily in suburban communities in the South and Midwest.

     Effective May 1, 2000, Psychiatric Solutions acquired the equity of Sunrise Behavioral Health, Ltd. (“Sunrise”), a manager of inpatient psychiatric units in acute care hospitals, for approximately $13 million, net of approximately $2.1 million of assumed liabilities. The acquisition was financed through the assumption of certain liabilities, borrowings under a credit agreement, and the issuance of seller-financed subordinated convertible notes.

     On September 1, 2001, Psychiatric Solutions acquired the assets of Cypress Creek Hospital and West Oaks Hospital in Houston, Texas for approximately $12.1 million, net of approximately $2.1 million of assumed liabilities. The acquisition was financed through a seller-financed subordinated convertible note as well as other long-term borrowings.

     Effective November 1, 2001, Psychiatric Solutions acquired the assets of Texas NeuroRehab Hospital in Austin, Texas for approximately $7.6 million, net of approximately $800,000 of assumed liabilities, which was financed through a seller-financed subordinated convertible note and additional long-term borrowings.

     On December 1, 2001, Psychiatric Solutions acquired the assets of Holly Hill Hospital in Raleigh, North Carolina for approximately $7.6 million, net of approximately $758,000 of assumed liabilities, which was financed through long-term borrowings under a line of credit.

     On July 1, 2002, Psychiatric Solutions acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc. for $16.8 million, net of approximately $4.3 million of assumed liabilities, prior to certain adjustments. Aeries Healthcare of Illinois owns the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to Psychiatric Solutions’ senior credit facility.

     On August 5, 2002, Psychiatric Solutions merged with PMR, a publicly traded operator of case management programs in Tennessee and a manager of two outpatient psychiatric programs with one acute care hospital in California. For accounting purposes, the merger was treated as a purchase of PMR by Psychiatric Solutions. PMR shareholders were issued approximately 2.4 million shares of Psychiatric Solutions common stock. The Company acquired approximately $6.0 million in cash in the PMR transaction. Psychiatric Solutions was guaranteed approximately $5.2 million in cash as a part of the PMR transaction. Any additional monies above $5.2 million as well as subsequent collections of certain legacy receivables of PMR, if any, received by Psychiatric Solutions are payable to certain former PMR shareholders as defined in the Contingent Value Rights Agreement (“CVR”). During the fourth quarter of 2002, the Company paid approximately $738,000 to CVR holders. Additional future payments to CVR holders may be necessary; however, the Company cannot anticipate the amount or timing of such payments as they are contingent upon the Company collecting certain legacy receivables of PMR.

     On February 13, 2003, Psychiatric Solutions signed a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash. The six facilities, which have an aggregate of 790 beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. For 2002, the facilities produced combined revenues of $76 million. Consummation of the transaction, which is subject to customary closing conditions, is expected on April 1, 2003. Completion of certain health care regulatory matters may delay the purchase of one of the facilities until mid-April. The Company intends to finance the acquisition through proceeds from the issuance of its Series A Convertible Preferred Stock and its amended senior credit facility with CapitalSource Finance.

Sources Of Revenue

     Patient Service Revenue

     Patient service revenue is generated by Psychiatric Solutions’ facilities as a result of services provided to patients within the hospital setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the year ended December 31, 2002, patient service revenue comprised approximately 72% of total revenue.

     Management Fee Revenue

     Management fee revenue is earned by Psychiatric Solutions’ unit management division. The psychiatric unit management division receives contractually determined management fees and director fees from hospitals and clinics for providing psychiatric management and development services. For the year ended December 31, 2002, management fee revenue comprised approximately 28% of total revenue.

Results Of Continuing Operations

     The following table sets forth, for the periods indicated, Psychiatric Solutions operating results (in thousands):

	Years Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Revenue	$113,912	100.0%	$43,999	100.0%	$23,502	100.0%
Salaries, wages, and employee benefits	62,326	54.7%	26,183	59.6%	15,257	64.9%
Professional fees	14,373	12.6%	7,039	16.0%	3,771	16.0%
Supplies	5,325	4.7%	1,241	2.8%	421	1.8%
Provision for bad debts	3,681	3.2%	662	1.5%	467	2.0%
Other operating expenses	15,934	14.0%	3,042	6.9%	1,634	7.0%

EBITDA (1)	12,273	10.8%	5,832	13.3%	1,952	8.3%
Depreciation and amortization(2)	1,770	1.6%	945	2.1%	757	3.2%
Other non-operating expenses	262	0.2%	—	0.0%	—	0.0%
Interest expense	5,564	4.9%	2,660	6.0%	1,723	7.3%

Income (loss) from continuing operations before income taxes and extraordinary items	4,677	4.1%	2,227	5.1%	(528)	-2.2%
Benefit from income taxes	(1,007)	-0.9%	—	0.0%	—	0.0%

Income (loss) from continuing operations before extraordinary items	5,684	5.0%	2,227	5.1%	(528)	-2.2%
Extraordinary loss from early retirement of debt, net of income taxes of $223 for 2001	—	—	(1,237)	-2.8%	—	—

Income (loss) from continuing operations net of extraordinary items	$5,684	5.0%	$990	2.3%	$(528)	-2.2%

(1)	EBITDA is defined as income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, and extraordinary items. While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Refer to the Notes to the Consolidated Financial Statements regarding the non-amortization provisions of goodwill for transactions completed subsequent to June 30, 2001 and effective for fiscal years ending after December 15, 2001.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

     Revenue. Revenue from continuing operations was $113.9 million for the year ended December 31, 2002 compared to $44.0 million for the year ended December 31, 2001, an increase of $69.9 million or 158.9%. Revenue from owned facilities accounted for $81.9 million of the 2002 results compared to $16.0 million of the 2001 results, an increase of $65.9 million or 411.9%. The increase in revenues from owned facilities relates to full year operations during 2002 of the four facilities purchased during the last four months of 2001 as well as the purchase of a fifth facility at the beginning of the third quarter of 2002. Revenue from unit management contracts accounted for $32.0 million of the 2002 results compared to $28.0 million of the 2001 results, an increase of $4.0 million or 14.3%. The increase in revenues from unit management contracts relates to the additional unit management operations acquired in the merger with PMR Corporation.

     Salaries, wage, and employee benefits. Salaries, wages and employee benefits expense was $62.3 million, or 54.7% of 2002 revenue, for the year ended December 31, 2002 compared to $26.2 million, or 59.6% of 2001 revenue, for the year ended December 31, 2001. Salaries, wages and employee benefits expense from owned facilities was $47.0 million in 2002, or 57.4% of 2002 revenue from owned facilities, compared to $9.5 million in

2001, or 59.4% of 2001 revenue from owned facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned facilities relates to cost containment efforts within the Company’s owned facilities. Salaries, wages and employee benefits expense from unit management contracts was $13.2 million in 2002, or 41.3% of 2002 revenue from unit management contracts, compared to $15.5 million in 2001, or 55.4% of 2001 revenue from unit management contracts. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from unit management contracts relates to the Company’s acquisition from PMR of a contract to provide case management services in the Nashville, Tennessee area. All costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for the Company’s corporate office was $2.1 million for 2002 compared to $1.2 million for 2001 as the result of the addition of staff necessary to manage the acquisitions completed during late 2001 and 2002.

     Professional fees. Professional fees were $14.4 million, or 12.6% of 2002 revenue, for the year ended December 31, 2002 compared to $7.0 million, or 16.0% of 2001 revenue, for the year ended December 31, 2001. Professional fees from owned facilities were $10.3 million in 2002, or 12.6% of 2002 revenue from owned facilities, compared to $2.6 million in 2001, or 16.3% of 2001 revenue from owned facilities. This decrease in professional fees from owned facilities as a percentage of revenue from owned facilities relates to the acquisition of new facilities that are less dependent upon professional fees for operations. Professional fees from unit management contracts were $3.5 million in 2002, or 10.9% of 2002 revenue from unit management contracts, compared to $4.1 million in 2001, or 14.6% of 2001 revenue from unit management contracts. This decrease in professional fees from unit management contracts as a percentage of revenue from unit management contracts relates to cost containment efforts within the unit management division, as well as classification of the costs to provide case management services in the Nashville, Tennessee area. Professional fees for the Company’s corporate office were approximately $500,000 in 2002 compared to approximately $300,000 in 2001. The increase in professional fees at the Company’s corporate office relate to accounting, legal, and other services required as a public company.

     Supplies. Supplies expense was $5.3 million, or 4.7% of 2002 revenue, for the year ended December 31, 2002 compared to $1.2 million, or 2.8% of 2001 revenue, for the year ended December 31, 2001. Supplies expense at owned facilities comprises almost the entire amount of supplies expense for the Company as a whole. Supplies necessary at owned facilities include medical, pharmaceutical and office supplies. The increase in supplies expense as a percentage of revenue relates to the acquisitions completed during late 2001 and 2002. Supplies expense for the unit management division and the corporate office consist of office supplies and are negligible to supplies expense overall.

     Provision for bad debts. The provision for bad debts was $3.7 million, or 3.2% of 2002 revenue, for the year ended December 31, 2002 compared to $662,000, or 1.5% of 2001 revenue, for the year ended December 31, 2001. The provision for bad debts at owned facilities was $3.5 million in 2002, or 4.3% of 2002 owned hospital revenue, compared to approximately $400,000 in 2001, or 2.5% of 2001 owned hospital revenue. This increase in provision for bad debts at owned facilities as a percentage of owned facilities revenue relates to changes in payer mix and the impact of acquisitions. The provision for bad debts related to unit management contracts was approximately $200,000 in 2002, or less than 1% of 2002 revenue from unit management contracts, compared to approximately $250,000 in 2001, or less than 1% of 2001 revenue from unit management contracts.

     Other operating expenses. Other operating expenses were approximately $15.9 million, or 14.0% of 2002 revenue, for the year ended December 31, 2002 compared to $3.0 million, or 6.9% of 2001 revenue, for the year ended December 31, 2001. Other operating expenses for owned facilities were $6.6 million in 2002, or 8.1% of 2002 owned facilities revenue, compared to $1.0 million in 2001, or 6.3% of 2001 owned facilities revenue. This increase in other operating expenses for owned facilities as a percentage of owned facilities revenue relates primarily to increased insurance costs in 2002. Other operating expenses for unit management contracts was $7.9 million in 2002, or 24.7% of 2002 unit management revenue, compared to $1.6 million in 2001, or 5.7% of 2001 unit management revenue. This increase in other operating expenses for unit management contracts as a percentage of unit management revenue is attributable to the contract to provide case management services in the Nashville, Tennessee area where actual services provided are subcontracted. Other operating expenses at the Company’s corporate office increased to $1.3 million in 2002 from approximately $400,000 in 2001 primarily due to increased insurance costs in 2002.

     Depreciation and amortization. Depreciation and amortization expense was $1.8 million for the year ended December 31, 2002 compared to $945,000 for the year ended December 31, 2001, an increase of approximately $800,000 or 87.3%. This increase in depreciation and amortization expense is the result of full year operations in 2002 for the facilities purchased in the last four months of 2001 as well as 2002 acquisitions.

     Interest expense. Interest expense was $5.6 million for the year ended December 31, 2002 compared to $2.7 million for the year ended December 31, 2001, an increase of $2.9 million or 107.4%. The increase in interest expense is due to borrowings under Psychiatric Solutions’ senior credit facility as well as subordinated debt obtained to fund acquisitions in 2001 and 2002.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Revenue. Revenue from continuing operations was $44.0 million for the fiscal year ended December 31, 2001 compared to $23.5 million for the fiscal year ended December 31, 2000, an increase of $20.5 million or 87.2%. Hospital acquisitions during fiscal year 2001 accounted for approximately $16.0 million of the increase in revenues during the fiscal year ended December 31, 2001. Additionally, the increase reflects the fact that the operations of Sunrise were included for all of 2001 as compared to eight months during 2000.

     Salaries, wages, and employee benefits. Salaries, wages, and employee benefits expense was $26.2 million for the fiscal year ended December 31, 2001, compared to $15.3 million for the fiscal year ended December 31, 2000, an increase of $10.9 million or 71.2%. Of this increase, $9.5 million related to the addition of personnel stemming from the acquisitions in 2001.

     Professional fees. Professional fees were $7.0 million for the fiscal year ended December 31, 2001, compared to $3.8 million for the fiscal year ended December 31, 2000, an increase of $3.2 million or 84.2%. This increase relates primarily to the acquisition of Sunrise in May 2000.

     Provision for doubtful accounts. The provision for doubtful accounts was $662,000 for the fiscal year ended December 31, 2001, compared to $467,000 for the fiscal year ended December 31, 2000, an increase of $195,000 or 41.8%. This increase is attributable to approximately $400,000 of provision for doubtful accounts related to hospital acquisitions which is offset by improved collections experience related to Psychiatric Solutions’ management contracts. The provision for doubtful accounts as a percentage of revenue increased from 1.1% for the fiscal year ended December 31, 2000 to 1.5% for the fiscal year ended December 31, 2001.

     Other operating expenses. Other operating expenses were approximately $4.3 million for the fiscal year ended December 31, 2001, compared to $2.1 million for the fiscal year ended December 31, 2000, an increase of $2.2 million or 108.5%. This increase is attributable to acquisitions during fiscal year 2001.

     Depreciation and amortization. Depreciation and amortization expense was $945,000 for the fiscal year ended December 31, 2001 compared to $757,000 for the fiscal year ended December 31, 2000, an increase of $188,000 or 24.8%. This increase is attributable to acquisitions during fiscal year 2001.

     Interest expense. Interest expense was $2.6 million for the fiscal year ended December 31, 2001 compared to $1.7 million for the fiscal year ended December 31, 2000, an increase of $937,000 or 54.4%. The increase in interest expense is due to borrowings under Psychiatric Solutions’ line of credit as well as obtaining seller-financed convertible notes to fund acquisitions in 2001.

Liquidity And Capital Resources

     As of December 31, 2002, Psychiatric Solutions had working capital of $2.4 million, including cash and cash equivalents of $2.4 million, compared to a working capital deficit of $3.6 million at December 31, 2001. Working capital includes amounts due under the terms of Psychiatric Solutions’ revolving credit agreement, which totaled $5.4 million at December 31, 2002 and $11.1 million at December 31, 2001. The revolving credit agreement requires that all non-governmental cash receipts be applied to reduce the outstanding balance under the revolving credit agreement. Such amounts can then be re-borrowed to the extent that borrowing capacity remains under the revolving line of credit. The decrease in the working capital deficit is primarily due to cash acquired of approximately $6.0 million in the PMR transaction.

     Cash provided by operating activities increased from $6.8 million for the year ended December 31, 2001 to $8.9 million for the year ended December 31, 2002. The increase in cash flows from operating activities was due to the acquisition of facilities in the third and fourth quarters of 2001 and third quarter of 2002. Cash provided by investing activities increased from approximately $2.0 million for the year ended December 31, 2001 to $4.2 million for the year ended December 31, 2002. This increase was due to cash acquired of approximately $6.0 million in the PMR transaction offset by cash used in capital purchases of $1.5 million and other assets of $612,000 during the year ended December 31, 2002. Psychiatric Solutions was guaranteed approximately $5.2 million in cash as a part of the PMR transaction. Any additional monies above the $5.2 million as well as subsequent collections of certain legacy receivables of PMR, if any, received by Psychiatric Solutions are payable to certain former PMR shareholders as defined in the Contingent Value Rights Agreement (“CVR”). During the fourth quarter of 2002, the Company paid approximately $738,000 to CVR holders. Additional future payments to CVR holders may be necessary, however the Company cannot anticipate the amount or timing of such payments as they are contingent upon the Company collecting certain legacy receivables of PMR.

     Cash used in financing activities increased from $7.8 million for the year ended December 31, 2001 to $12.0 million for the year ended December 31, 2002. This increase was due primarily to principal payments on long-term debt.

     In conjunction with the acquisition of Holly Hill Hospital in December 2001, Psychiatric Solutions entered into a senior credit facility of $33.2 million with CapitalSource Finance (“2001 Senior Credit Facility”). The 2001 Senior Credit Facility was amended on June 28, 2002 to provide for an additional $7.95 million pursuant to a new non-revolving term note. The 2001 Senior Credit Facility, as amended, includes two lines of credit for a total credit facility of $41.15 million, made up of $23.65 million of non-revolving term loans and a $17.5 million revolving working capital line of credit. Both lines are secured by substantially all of Psychiatric Solutions’ assets and the stock of its subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.25% to 4.75%. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2%, subject to a floor of 7.25%, and is due in November 2004. At December 31, 2002, the interest rate under the revolving credit facility was 7.25%. Until the due date, Psychiatric Solutions may borrow, repay and re-borrow an amount not to exceed the lesser of $17.5 million or the borrowing base (as defined in the 2001 Senior Credit Facility, which was $15.6 million at December 31, 2002). On July 1, 2002, Psychiatric Solutions drew $2.9 million on the revolving line of credit in connection with its purchase of Riveredge Hospital. As of December 31, 2002, the Company had $12.1 million available under the revolving line of credit. Under the revolving line of credit, all of Psychiatric Solutions’ collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by the lender. The funds deposited in the lockbox are applied to outstanding borrowings with the lender on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short term as of December 31, 2001 and December 31, 2002. Psychiatric Solutions must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. Such fees were approximately $50,000 as of December 31, 2002.

     The 2001 Senior Credit Facility contains customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) a limitation on capital expenditures, sales of assets, mergers, changes of ownership and management, new lines of business and dividends and (iii) maintenance of minimum interest coverage, net leverage and fixed charge ratios. As of December 31, 2002, Psychiatric Solutions was in compliance with all applicable debt covenant requirements. Should Psychiatric Solutions’ results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 Senior Credit Facility could become immediately payable and additional borrowings could be restricted. As of December 31, 2002, approximately $22.7 million was outstanding.

     In October 2000, Psychiatric Solutions issued subordinated notes totaling $1.0 million to certain of its stockholders (the “Bridge Loan”). In connection with the Bridge Loan, Psychiatric Solutions issued warrants to purchase a total of 398,579 shares of its Series B preferred stock. The Bridge Loan was used to fund short-term working capital requirements and accrued interest at 10% per annum, payable monthly. The Bridge Loan was paid in full in April 2002. The warrants were exercised by Bridge Loan holders, notably Oak Management and certain of its affiliates and Acacia Venture and certain of its affiliates, on August 1, 2002, and, in conjunction with the PMR merger, converted to 124,700 shares of common stock on August 5, 2002.

     In connection with the acquisition of Sunrise in May 2000, Psychiatric Solutions issued subordinated convertible notes in the amount of $3.6 million. These convertible notes are due May 1, 2005 and accrue interest at 9% per annum. The principal amount of these convertible notes is convertible into shares of the Company’s common stock at conversion prices of $8.53 to $9.59 per share.

     In 2001, Psychiatric Solutions also issued promissory notes totaling $4.5 million in connection with its acquisitions of three facilities. One note in the amount of $2.5 million accrues interest at 9% per annum and matured on June 30, 2002. Psychiatric Solutions paid off this note in full with a portion of the proceeds of its subordinated debt offering described below. The remaining $2.0 million note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, both notes contain cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. Psychiatric Solutions was in compliance with these covenants as of December 31, 2002.

     On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with 1818 Mezzanine Fund II, L.P. (“1818 Fund”) to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. Approximately $7.5 million of the proceeds were used to fund a portion of the acquisition of Riveredge Hospital, and approximately $2.5 million of the proceeds were used to reduce current indebtedness. The remaining $10 million of senior subordinated notes may be issued to fund additional acquisitions of free-standing psychiatric facilities and for general working capital purposes, subject generally to approval by the 1818 Fund. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% and 1% if the notes are prepaid prior to the first anniversary, second anniversary and third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of Psychiatric Solutions, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also contain customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) limitations on sales of assets (iii) maintenance of minimum interest coverage, leverage and fixed charge ratios.

     In connection with the issuance of the senior subordinated notes, Psychiatric Solutions issued detachable stock purchase warrants for the purchase of 372,412 shares of the Company’s stock at an exercise price of $.01 per share. As of the date of issuance, the Company’s shares were valued at $5.43 per share such that the fair value of the warrants totaled approximately $2.0 million. Under Accounting Principles Board Opinion No. 14, Psychiatric Solutions is required to allocate a portion of the cash proceeds received from the notes to the stock purchase warrants with the offset recorded as a note discount and then amortized to the face value of the notes over the life of the notes. Under EITF 00-19, the Company is required to reclassify the amount initially recognized as capital in excess of par value to a long term liability and changes in fair value recorded to operations. For each $1 increase in stock price, Psychiatric Solutions will be required to record non cash expense of approximately $372,000. The stock purchase warrants contain provisions that allow the issuer to “put” their warrants, or stock after exercise, back to Psychiatric Solutions at fair market value for cash or for the deliverance of shares. The put price under the agreement would approximate $2 million or require the deliverance 371,841 shares as of December 31, 2002.

     On February 4, 2003, Psychiatric Solutions’ stockholders approved the private placement of $25 million of our Series A Convertible Preferred Stock (the “preferred stock”) with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. The investors are current investors in Psychiatric Solutions, with Oak Investment Partners and Salix Ventures (or related entities) being among the co-founders of Psychiatric Solutions. Representatives of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman currently serve on our Board of Directors. We intend to use the net proceeds from the preferred stock primarily to fund acquisitions of freestanding psychiatric patient facilities. The preferred stock will be issued in two phases: one-half will be issued on April 1, 2003, and one-half will be issued on July 1, 2003.

     On November 25, 2002, the Company entered into a mortgage loan agreement to borrow $4,928,000 from the U.S. Department of Housing and Urban Development (HUD), secured by real estate located at Holly Hill Hospital in Raleigh, NC. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. The Company used proceeds from the loan to replace $4,385,000 of its senior term loan with CapitalSource Finance, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

     On February 13, 2003, Psychiatric Solutions entered into a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash. In connection with the closing of this acquisition, which is expected to occur on April 1, 2003, the Company plans to amend its 2001 Senior Credit Facility with CapitalSource Finance to increase its revolving line of credit from $17.5 million to $25.0 million and to enter into a new non-revolving term note of approximately $36.0 million. Psychiatric Solutions intends to finance this acquisition through proceeds from the issuance of its preferred stock and its amended 2001 Senior Credit Facility.

     Psychiatric Solutions believes that its working capital on hand, cash flows from operations and additional borrowings under the existing line of credit will be sufficient to fund the Company’s operating needs, planned capital expenditures and debt service requirements for the next 12 months. Psychiatric Solutions intends to acquire additional psychiatric facilities and is actively seeking strategic acquisitions that fit its corporate growth strategy. Management continually assesses its capital needs and will likely seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company's plans to acquire additional psychiatric facilities.

     Contractual Obligations

	Payments Due by Period (in thousands 000)

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$43,822	$7,070	$21,817	$52	$14,883
Lease obligations	2,303	862	980	461	—
Informations systems commitments	1,460	724	552	184	—

Total obligations	$47,585	$8,656	$23,349	$697	$14,883

     The carrying value of our total long-term debt, including current maturities, of $43.8 million and $36.5 million at December 31, 2002 and December 31, 2001, respectively, approximated fair value. We had $22.7 million of variable rate debt outstanding at December 31, 2002. At the December 31, 2002 borrowing level, a hypothetical 10% increase in interest rates would decrease net income and cash flows by approximately $200,000.

Impact Of Inflation

     Although inflation has not had a material impact on Psychiatric Solutions’ results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Some of Psychiatric Solutions’ freestanding specialty psychiatric facilities are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in its salaries, wages and benefits expense in excess of the inflation rate. Although Psychiatric Solutions cannot predict its ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Psychiatric Solutions’ ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit its ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, Psychiatric Solutions’ ability to maintain margins through price increases to non-Medicare patients is limited.

     The psychiatric health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, Psychiatric Solutions’ facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payers. Psychiatric Solutions is not aware of any economic trends that would prevent it from being able to remain in compliance with all of its debt covenants and to meet all required obligations and commitments in the near future.

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

     With regard to patient receivables, the allowance for doubtful accounts is approximately 17% of the accounts receivable balance net of contractual discounts as of December 31, 2002. The primary collection risk for these receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. Psychiatric Solutions estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on Psychiatric Solutions’ results of operations and cash flows.

     With regard to receivables due under management contracts, the allowance for doubtful accounts is approximately 24% of the accounts receivable balance at December 31, 2002. The primary collection risk is attributable to contractual disputes. Psychiatric Solutions estimates the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with its patient receivables, Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts.

     Allowances for contractual discounts

     The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in Psychiatric Solutions’ facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. Psychiatric Solutions estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from Psychiatric Solutions’ estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

     Professional and General Liability

     The Company is subject to medical malpractice and other lawsuits due to the nature of the services provided. For the years ended December 31, 2000 and 2001, and through December 5, 2002, the Company has obtained professional and general liability insurance for claims in excess of $100,000, up to a maximum of $1 million per occurrence and $3 million aggregate, with an additional $5 million in excess coverage. On December 6, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. The Company has established a captive insurance company to manage this additional self insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was $743,000 as of December 31, 2002. The Company has no reserves recorded in previous years because substantially all of the risk was insured.

     Income taxes

     As part of the Company’s process for preparing its consolidated financial statements, management is required to compute income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of the Company’s balance sheet. Management then assesses the realizability of the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. Management must also assess the impact of acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then the Company’s valuation allowance is reduced accordingly as an adjustment to purchase price.

Forward-Looking Statements

     This Annual Report on Form 10-K and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures which are “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, that could significantly affect the Company’s current plans and expectations and future financial condition and results.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

     While it is not possible to identify all of these factors, we continue to face many risks and uncertainties that could cause actual results to differ materially from those forward-looking statements, including:

•	potential competition which alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms;

•	our ability to improve the operations of acquired facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our facilities;

•	our limited operating history;

•	our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; and

•	our ability to comply with federal and state governmental regulation covering healthcare-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology.

     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

Risk Factors

     If Psychiatric Solutions fails to comply with extensive laws and government regulations, it could suffer penalties or be required to make significant changes to its operations.

     The health care industry is required to comply with extensive and complex laws and regulations at the Federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources:

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	licensure;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.

     Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that Psychiatric Solutions may have with physicians and other referral sources. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. Psychiatric Solutions’ current financial relationships with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. Further, Psychiatric Solutions cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.

     In order to comply with the Stark Law, Psychiatric Solutions’ financial relationships with physicians and their immediate family members must meet an exception. Psychiatric Solutions attempts to structure its relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions, some of which are still under review, are detailed and complex, and Psychiatric Solutions cannot guarantee that every relationship fully complies with the Stark Law.

     If Psychiatric Solutions fails to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, it could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of its licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other Federal and state health care programs. See “Item 1. Business — Regulation and Other Factors.”

     Because many of these laws and regulations are relatively new, Psychiatric Solutions does not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject Psychiatric Solutions’ current or past practices to allegations of impropriety or illegality or could require Psychiatric Solutions to make changes in its facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that Psychiatric Solutions has violated these laws, or the public announcement that it is being investigated for possible violations of these laws, could have a material adverse effect on its business, financial condition, results of operations or prospects and Psychiatric Solutions’ business reputation could suffer significantly. In addition, Psychiatric Solutions is unable to predict whether other legislation or regulations at the Federal of state level will be adopted, what form such legislation or regulation will take or their impact.

Other companies within the health care industry continue to be the subject of federal and state investigations, which increases the risk that Psychiatric Solutions may become subject to investigations in the future.

     Both federal and state government agencies as well as private payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care organizations. These investigations relate to a wide variety of topics, including:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources;

•	medical necessity of services provided; and

•	treatment of indigent patients.

     The Office of Inspector General of the Department of Health and Human Services and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, health care providers are subject to civil and criminal false claims laws, including the federal False Claims Act, which allows private parties to bring whistleblower lawsuits against private companies doing business with or receiving reimbursement under government programs. Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other health care providers to settle these lawsuits may encourage current and former employees of Psychiatric Solutions and other health care providers to bring whistleblower lawsuits. Any investigations of Psychiatric Solutions or its executives or managers could result in significant liabilities or penalties as well as adverse publicity.

As a provider of health care services, Psychiatric Solutions is subject to claims and legal actions by patients and others.

     Facilities acquired by Psychiatric Solutions may have unknown or contingent liabilities, including liabilities related to patient care and liabilities for failure to comply with health care laws and regulations, which could result in large claims and significant defense costs. Although Psychiatric Solutions generally seeks indemnification covering these matters from prior owners of facilities it acquires, material liabilities for past activities of acquired facilities may exist and such prior owners may not be able to satisfy their indemnification obligations. Psychiatric Solutions is also susceptible to being named in claims brought related to patient care and other matters at facilities owned by third parties and operated by Psychiatric Solutions.

     To protect Psychiatric Solutions from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with deductibles common in the industry. On December 6, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. Psychiatric Solutions has established a captive insurance company to manage this additional self insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. This insurance coverage may not cover all claims or continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.

If federal or state health care programs or managed care companies reduce reimbursement rates or methods of reimbursement for services provided, revenues may decline.

     A large portion of Psychiatric Solutions’ revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs. These changes have, in certain instances, decreased the amount of money Psychiatric Solutions receives for its services. Future federal and state legislation may further reduce the payments received for services provided or increase the timing of reimbursement payments to the Company.

     Insurance and managed care companies and other third parties from whom Psychiatric Solutions receives payment are increasingly attempting to control health care costs by requiring that facilities discount their services in exchange for exclusive or preferred participation in their benefit plans. This trend may continue and may reduce the payments received by Psychiatric Solutions for its services.

If competition decreases the ability to acquire additional facilities on favorable terms, Psychiatric Solutions may be unable to execute its acquisition strategy.

     Competition among hospitals and other health care providers in the United States has intensified in recent years due to cost containment pressures, changing technology, changes in government regulation and reimbursement, changes in practice patterns (such as shifting from inpatient to outpatient treatments), the impact of managed care organizations and other factors. An important part of Psychiatric Solutions’ business strategy is to acquire facilities in growing urban markets. Some facilities and health care providers that compete with Psychiatric Solutions have greater financial resources and a larger, more experienced development staff focused on identifying and completing acquisitions. In addition, some competitors are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis. Any or all of these factors may impede Psychiatric Solutions’ business strategy.

If Psychiatric Solutions fails to improve the operations of acquired facilities, it may be unable to achieve its growth strategy.

     Psychiatric Solutions may be unable to maintain profitability or operating cash flows at any existing hospital or other acquired facility, effectively integrate the operations of any acquisitions or otherwise achieve the intended benefit of its growth strategy.

State efforts to regulate the sale of facilities operated by not-for-profit entities could prevent Psychiatric Solutions from acquiring additional facilities and executing its business strategy.

     Hospital acquisitions generally require a longer period to complete than acquisitions in many other industries and are subject to additional regulatory uncertainty. Many states have adopted legislation regarding the sale or other disposition of facilities operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. In addition, the acquisition of facilities in certain states requires advance regulatory approval under “certificate of need” or state licensure regulatory regimes. These state-level procedures could seriously delay or even prevent Psychiatric Solutions from acquiring facilities, even after significant transaction costs have been incurred.

Additional financing will be necessary to fund Psychiatric Solutions’ acquisition program and capital expenditures, and additional financing may not be available when needed.

     Psychiatric Solutions’ acquisition program requires substantial capital resources. Likewise, the operation of existing facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.

     Psychiatric Solutions may not receive additional financing on satisfactory terms. In addition, Psychiatric Solutions’ level of indebtedness at any time may restrict its ability to borrow additional funds. If Psychiatric Solutions is not able to obtain financing, then it may not be in a position to consummate acquisitions or undertake capital expenditures.

Recently acquired businesses and businesses acquired in the future will expose Psychiatric Solutions to increased operating risks.

     Psychiatric Solutions acquired four facilities in 2001, one hospital in 2002, and expects to acquire 6 additional facilities in 2003.

     This expansion exposes the Company to additional business and operating risks and uncertainties, including:

•	our ability to effectively manage the expanded activities;

•	our ability to realize our investment in the expanded facilities;

•	our exposure to unknown liabilities; and

•	our ability to meet contractual obligations.

     If Psychiatric Solutions is unable to manage this expansion efficiently or effectively, or is unable to attract and retain additional qualified management personnel to run the expanded operations, this could result in a material adverse effect on the Company.

Psychiatric Solutions depends on its relationships with physicians who use its facilities.

     Psychiatric Solutions’ business depends upon the efforts and success of the physicians who provide health care services at its facilities and the strength of the relationships with these physicians.

     The business of Psychiatric Solutions could be adversely affected if a significant number of physicians or a group of physicians:

•	terminate their relationship with, or reduce their use of, the facilities;

•	fail to maintain acceptable quality of care or to otherwise adhere to professional standards;

•	suffer damage to their reputation; or

•	exit the market entirely.

Psychiatric Solutions depends on its key management personnel.

     Psychiatric Solutions is highly dependent on its senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to the business of Psychiatric Solutions. Psychiatric Solutions has entered into employment agreements with Joey A. Jacobs, Chief Executive Officer, and Jack Salberg, Chief Operating Officer, which include non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management other than Mr. Jacobs. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on Psychiatric Solutions. Psychiatric Solutions’ Chief Financial Officer position is currently vacant.

Psychiatric Solutions has a limited operating history.

     Psychiatric Solutions began operations in 1997 and acquired its first hospital in 2001. Because of its limited operating history, Psychiatric Solutions has limited insight into trends that may emerge in its industry and that affect its business. As a result, there can be no assurance that Psychiatric Solutions will achieve satisfactory operating results.

Psychiatric Solutions’ stock price could be volatile.

     The market price of Psychiatric Solutions’ common stock could fluctuate significantly in response to various factors, including:

•	problems in achieving revenue enhancements and operating efficiencies;

•	actual and estimated earnings and cash flows;

•	quarter-to-quarter variations in operating results;

•	changes in market conditions in the mental health or behavioral health care industries;

•	changes in general economic conditions;

•	fluctuations in the securities markets in general;

•	operating results differing from analysts’ estimates; and

•	changes in analysts’ earnings estimates.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

     Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this annual report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations.”

Item 8.  Financial Statements And Supplementary Data

     Information with respect to this Item is contained in the Company’s Consolidated Financial Statement beginning on Page F-1 of this annual report on Form 10-K.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

PART III

Item 10. Directors And Executive Officers

Directors

     The information relating to Directors of the Company set forth in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the caption “Election of Directors” is incorporated herein by reference.

Executive Officers of the Registrant

     The executive officers of the Company are:

Name	Age	Positions

Joey A. Jacobs	49	President and Chief Executive Officer
Steven T. Davidson	45	Chief Development Officer and Secretary
Jack R. Salberg	54	Chief Operating Officer
Jack Polson	36	Chief Accounting Officer
Brent Turner	37	Vice President, Treasurer and Investor Relations

     Joey A. Jacobs, President and Chief Executive Officer. Mr. Jacobs co-founded Psychiatric Solutions and has served as its President and Chief Executive Officer since April 1997. Prior to founding Psychiatric Solutions, Mr. Jacobs served for 21 years in various capacities with Hospital Corporation of America (“HCA,” also formerly known as Columbia and Columbia/HCA), most recently as President of the Tennessee Division. Mr. Jacobs’ background at HCA also includes serving as president of HCA’s Central Group, vice president of the Western Group, assistant vice president of the Central Group and assistant vice president of the Salt Lake City Division.

     Steven T. Davidson, Chief Development Officer. Mr. Davidson has served as Chief Development Officer of Psychiatric Solutions since August 1997 and has over 20 years of health care experience. Prior to joining Psychiatric Solutions, Mr. Davidson served as the Director of Development at HCA from 1991 until 1997. Mr. Davidson also served as a Senior Audit Supervisor and Hospital Controller during his term at HCA, which began in 1983, where he supervised audits of hospitals and other corporate functions. Prior to joining HCA, Mr. Davidson was employed by Ernst & Young LLP as a Senior Auditor. Mr. Davidson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Jack Salberg, Chief Operating Officer. Mr. Salberg has served as Chief Operating Officer of Psychiatric Solutions since May 2000 and has more than 29 years of operational experience in both for-profit and non-profit health care sectors. Prior to joining Psychiatric Solutions, Mr. Salberg served as president and chief executive officer of Sunrise Healthcare from 1996 to 2000. In addition, Mr. Salberg served for ten years in various capacities with American Healthcorp, most recently as senior vice president with specific responsibilities for multi-facility contract management. Mr. Salberg also spent three years as head of Health Group, Inc.’s psychiatric division. In addition, Mr. Salberg was employed for four years with Humana Corporation as a hospital executive director and seven years with Arden Hill Hospital, an independent hospital, as its associate executive director.

     Jack E. Polson, Chief Accounting Officer. Mr. Polson has served as the Chief Accounting Officer of Psychiatric Solutions since August 2002. Prior to being appointed Chief Accounting Officer, Mr. Polson served as Controller for Psychiatric Solutions since June 1997. From June 1995 until joining Psychiatric Solutions, Mr. Polson served as controller for Columbia Healthcare Network, a risk-bearing physician health organization. From May 1992 until June 1995, Mr. Polson served as an internal audit supervisor for HCA.

     Brent Turner, Vice President, Treasurer and Investor Relations. Mr. Turner has served as the Vice President, Treasurer and Investor Relations of Psychiatric Solutions since February 2003. From April 2002 until joining Psychiatric Solutions, Mr. Turner served as Executive Vice President and Chief Financial Officer of Educational Services, a privately-held owner and operator of schools for children with learning disabilities. From November 2001 until March 2002, Mr. Turner served as Senior Vice President of Business Development for The Brown Schools, a provider of educational and therapeutic services for at-risk youth. From 1996 until January 2001, Mr. Turner was with Corrections Corporation of America, a private prison system, serving as Treasurer from 1998 to 2001.

Section 16(a) Compliance

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 11. Executive Compensation

     The information set forth in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The information set forth in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships And Related Party Transactions

     The information set forth in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1) and (a)(2) List of Financial Statements and Financial Statement Schedules

     The Consolidated Financial Statements of the Company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report. All schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes in this report.

     (a)(3) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and between PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc. dated May 6, 2002, as amended by Amendment No. 1 dated as of June 10, 2002 and Amendment No. 2 as of July 9, 2002 (incorporated by reference to Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “S-4 Amendment”).
2.2	Stock Purchase Agreement, dated as of June 20, 2002, by and among the shareholders of Aeries Healthcare Corporation, a Delaware corporation and Psychiatric Solutions, Inc., a Delaware corporation and/or its designated affiliate (incorporated by reference to Exhibit 10.14 to the S-4 Amendment).
3.1	The Company’s Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998) (the “1998 10-K”).
3.2	Amendment to the Company’s Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
3.3	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K”).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2*	Common Stock Specimen Certificate.
4.3	Contingent Value Rights Agreement dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).
4.4	Warrant to purchase shares of Common Stock issued by Psychiatric Solutions, Inc. to the 1818 Mezzanine Fund II L.P. dated June 28, 2002 (incorporated by reference to Exhibit 10.19 to the S-4 Amendment).
4.5	Proposed Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc. (incorporated by reference to Appendix A of the Company’s Preliminary Proxy Statement filed January 6, 2003).
4.6	Stock Purchase Agreement dated as of January 6, 2003 by and among the Company and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Preliminary Proxy Statement filed January 6, 2003).
4.7	Registration Rights Agreement dated as of January 6, 2003 by and among the Company and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Preliminary Proxy Statement filed January 6, 2003).
4.8	Proposed Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Appendix D of the Company’s Preliminary Proxy Statement filed January 6, 2003).
4.9	Third Amended and Restated Voting Agreement dated as of January 6, 2003, by and among the Company and certain holders of the Company’s capital stock named therein (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on January 6, 2003).
10.1†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $59,554, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372)) (the “S-4”).
10.2†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $278,504.82, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.2 to the S-4).
10.3†	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $256,623.60, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.3 to the S-4).
10.4†	Amended and Restated Promissory Note between Fred D. Furman and PMR Corporation in the amount of $209,317.15, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.4 to the S-4).

Exhibit
Number	Description of Exhibit

10.5†	Amended and Restated Promissory Note between Susan Erskine and PMR Corporation in the amount of $20,414, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.5 to the S-4).
10.6†	Consulting Agreement between Mark P. Clein and PMR Corporation dated as of May 10, 2002 (incorporated by reference to Exhibit 10.6 to the S-4).
10.7*†	Consulting Agreement between Fred D. Furman and Psychiatric Solutions, Inc. dated as of August 6, 2002.
10.8*†	Consulting Agreement between Allen Tepper and Psychiatric Solutions, Inc. dated as of August 5, 2002.
10.9†	Employment Agreement between Fred D. Furman and PMR Corporation dated as of August 25, 1999 (incorporated by reference to Exhibit 10.7 to the S-4).
10.10†	Amendment to Employment Agreement between Fred D. Furman and PMR Corporation dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the S-4).
10.11†	Employment Agreement between Susan D. Erskine and PMR Corporation dated as of August 25, 1999 (incorporated by reference to Exhibit 10.8 to the S-4).
10.12†	Amendment to Employment Agreement between Susan Erskine and PMR Corporation dated as of May 1, 2002 (incorporated by reference to Exhibit 10.10 to the S-4).
10.13†	Employment Agreement between Jack Salberg and Psychiatric Solutions, Inc. dated as of May 1, 2000 (incorporated by reference to Exhibit 10.12 to the S-4).
10.14*†	Employment Agreement between Jack Salberg and Psychiatric Solutions, Inc. dated as of October 1, 2002.
10.15†	Amended and Restated Employment Agreement between Joey Jacobs and Psychiatric Solutions, Inc. dated as of January 1, 2002 (incorporated by reference to Exhibit 10.12 to the S-4).
10.16*†	Second Amended and Restated Employment Agreement between Joey Jacobs and Psychiatric Solutions, Inc. dated as of August 6, 2002.
10.17*†	Indemnification Agreement between Mark P. Clein and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.18*†	Indemnification Agreement between Joseph P. Donlan and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.19*†	Indemnification Agreement between Christopher Grant, Jr. and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.20*†	Indemnification Agreement between David S. Heer and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.21*†	Indemnification Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.22*†	Indemnification Agreement between Charles C. McGettigan and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.23*†	Indemnification Agreement between Edward K. Wissing and Psychiatric Solutions, Inc. dated as of August 20, 2002.
10.24*	Consent under Indemnification Agreement between the Company and members of its Board of Directors dated as of December , 2002.
10.25	Indemnification Agreement, dated as of June 28, 2002, by and among the shareholders of Aeries Healthcare Corporation, a Delaware corporation, and Psychiatric Solutions, Inc., a Delaware corporation and/or its designated affiliate (incorporated by reference to Exhibit 10.15 to the S-4 Amendment).
10.26	Securities Purchase Agreement between Psychiatric Solutions and The 1818 Mezzanine Fund II, L.P. dated as of June 28, 2002 (incorporated by reference to Exhibit 10.18 to the S-4 Amendment).
10.27	Revolving Credit and Term Loan Agreement dated as of November 30, 2001, between Psychiatric Solutions, Inc., certain of its related entities, CapitalSource Finance, LLC, and the lenders thereunder (incorporated by reference to Exhibit 10.13 to the S-4 Amendment).
10.28*	First Amendment to Revolving Credit and Term Loan Agreement dated April 30, 2002 by and among Psychiatric Solutions and certain of its related entities, Capital Source Finance, LLC and the lenders thereunder.
10.29	Second Amendment to Revolving Credit and Term Loan Agreement dated June 28, 2002 by and among Psychiatric Solutions and certain of its related entities, Capital Source Finance, LLC and the lenders thereunder (incorporated by reference to Exhibit 10.20 to the S-4 Amendment).

Exhibit
Number	Description of Exhibit

10.30	Term Note dated June 28, 2002 in the original principal amount of $7,950,000 payable to Capital Source Finance, LLC issued by Psychiatric Solutions and certain of its related entities. (incorporated by reference to Exhibit 10.21 to the S-4 Amendment).
10.31	Subordinated Promissory Note to Brown Schools Inc. dated August 31, 2001 in the original principal amount of $2 million (incorporated by reference to Exhibit 10.16 to the S-4 Amendment).
10.32	Form of Convertible Subordinated Note dated May 5, 2000 to the sellers of Sunrise Behavioral Health in the original aggregate principal amount of $3.6 million (incorporated by reference to Exhibit 10.17 to the S-4 Amendment).
10.33*†	The Company’s 2003 Long-Term Equity Compensation Plan.
10.34†	The Company’s 1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the 1997 10-K).
10.35†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).
10.36†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).
10.37†	Outside Directors’ Non-Qualified Stock Option Plan of 1992 (the “1992 Plan”) (incorporated by reference to Exhibit 10.4 to the 1997 10-K).
10.38†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).
10.39†	The Company’s 1997 Incentive and Non-Qualified Stock Option Plan for Key Personnel (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on October 4, 2002 (Reg. No. 333-100635)).
10.40	Management and Affiliation Agreement dated April 13, 1995 between Mental Health Cooperative, Inc. and Tennessee Mental Health Cooperative, Inc. with Addendum (incorporated by reference to Exhibit 10.14 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.41	Second Addendum to Management and Affiliation Agreement dated November 1, 1996 between Mental Health Cooperative, Inc. and Collaborative Care Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-36313)(the “S-2”)).
10.42	Provider Services Agreement dated April 13, 1995, between Tennessee Mental Health Cooperative, Inc. and Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.15 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).
10.43	Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Corporations, Inc. (incorporated by reference to Exhibit 10.19 to the 1998 10-K).
10.44	Addendum No. 1 to Provider Agreement dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.20 to the 1998 10-K).
10.45	Addendum No. 2 to Provider Agreement dated February 4, 1996, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.21 to the 1998 10-K).
10.46	Provider Participation Agreement dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.22 to the 1998 10-K).
10.47	Amendment to Provider Participation Agreement dated February 13, 1996, among Green Spring Health Services, Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.23 to the 1998 10-K).
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
99.1*	Section 906 Certifications of Chief Executive Officer and Chief Accounting Officer.

(*)	Filed herewith

(†)	Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K

     On October 7, 2002 Psychiatric Solutions filed a Report on Form 8-K/A, which amended its Report on Form 8-K filed on August 6, 2002 relating to the merger of Psychiatric Solutions, Inc. and PMR Corporation.

     On November 12, 2002 Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing the operating results of Psychiatric Solutions for the quarter ended September 30, 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.

By:	/s/ Joey A. Jacobs

Joey A. Jacobs Chief Executive Officer

Dated: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs Joey A. Jacobs	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ Jack E. Polson Jack E. Polson	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2003

/s/ Mark P. Clein Mark P. Clein	Director	March 27, 2003

/s/ Joseph P. Donlan Joseph P. Donlan	Director	March 27, 2003

/s/ Christopher Grant, Jr. Christopher Grant, Jr.	Director	March 27, 2003

/s/ David S. Heer David S. Heer	Director	March 27, 2003

/s/ Charles C. McGettigan Charles C. McGettigan	Director	March 27, 2003

/s/ Edward Wissing Edward Wissing	Director	March 27, 2003

/s/ Ann H. Lamont Ann H. Lamont	Director	March 27, 2003

PSYCHIATRIC SOLUTIONS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joey A. Jacobs, certify that:

1.   I have reviewed this annual report on Form 10-K of Psychiatric Solutions, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Joey A. Jacobs

Joey A. Jacobs Chief Executive Officer

PSYCHIATRIC SOLUTIONS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. §1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack E. Polson, certify that:

1.   I have reviewed this annual report on Form 10-K of Psychiatric Solutions, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)   All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer

PSYCHIATRIC SOLUTIONS, INC.

FORM 10-K — ITEM 8 AND ITEM 15(a)(1) AND (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

PAGE

Annual Financial Statements
Report of Independent Auditors	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets, December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders Psychiatric Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets.

ERNST & YOUNG LLP

Nashville, Tennessee
March 7, 2003

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash	$2,392	$1,262
Accounts receivable, less allowance for doubtful accounts of $5,284 and $3,940, respectively	19,473	17,477
Prepaids and other	2,219	819

Total current assets	24,084	19,558
Property and equipment:
Land	6,808	5,260
Buildings	25,475	11,670
Equipment	3,253	1,631
Less accumulated depreciation	(1,989)	(581)

	33,547	17,980
Cost in excess of net assets acquired	28,822	15,208
Contracts, net	607	914
Other assets	3,078	634

Total assets	$90,138	$54,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,338	$1,902
Salaries and benefits payable	4,825	2,532
Other accrued liabilities	6,482	3,361
Revolving line of credit	5,383	11,150
Current portion of long-term debt	1,687	4,237

Total current liabilities	21,715	23,182
Long-term debt, less current portion	36,752	20,951
Deferred tax liability	258	383
Other liabilities	864	540

Total liabilities	59,589	45,056
Stockholders’ equity:
Preferred stock, $0.01 par value, 16,700 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 35,000 shares authorized; 7,739 and 4,990 issued and outstanding, respectively	77	50
Additional paid-in capital	35,008	19,149
Notes receivable from stockholders	(259)	—
Accumulated deficit	(4,277)	(9,961)

Total stockholders’ equity	30,549	9,238

Total liabilities and stockholders’ equity	$90,138	$54,294

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue	$113,912	$43,999	$23,502
Salaries, wages and employee benefits	62,326	26,183	15,257
Professional fees	14,373	7,039	3,771
Supplies	5,325	1,241	421
Rentals and leases	870	328	376
Other operating expenses	15,326	2,714	1,258
Provision for bad debts	3,681	662	467
Depreciation and amortization	1,770	945	757
Interest expense	5,564	2,660	1,723

	109,235	41,772	24,030

Income (loss) from continuing operations before income taxes	4,677	2,227	(528)
Provision for (benefit from) income taxes	(1,007)	—	—

Income (loss) from continuing operations	5,684	2,227	(528)
Discontinued operations before extraordinary item:
Income from operations of discontinued lines of business	—	89	350
Gain (loss) on disposal of discontinued lines of business, net of income taxes of $223 for 2001	—	1,499	(1,738)

Income (loss) from discontinued operations	—	1,588	(1,388)

Net income (loss) before extraordinary item	5,684	3,815	(1,916)
Loss from early retirement of debt	—	(1,237)	—

Net income (loss)	$5,684	$2,578	$(1,916)

Basic earnings per share:
Income (loss) from continuing operations	$0.93	$0.44	$(0.11)
Income (loss) from discontinued operations	—	0.32	(0.29)
Loss from early retirement of debt	—	(0.25)	—

Net income (loss)	$0.93	$0.51	$(0.40)

Diluted earnings per share:
Income (loss) from continuing operations	$0.86	$0.42	$(0.11)
Income (loss) from discontinued operations	—	0.30	(0.29)
Loss from early retirement of debt	—	(0.23)	—

Net income (loss)	$0.86	$0.49	$(0.40)

Shares used in computing per share amounts:
Basic	6,111	5,010	4,817
Diluted	6,986	5,309	4,817

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(in thousands)

				Notes
	Common Stock		Additional	Receivable
			Paid-In	from	Accumulated
	Shares	Amount	Capital	Stockholders	Deficit	Total

Balance at December 31, 1999	4,668	$47	$16,393	$—	$(10,623)	$5,817
Common stock issued	417	4	2,330	—	—	2,334
Net loss	—	—	—	—	(1,916)	(1,916)

Balance at December 31, 2000	5,085	51	18,723	—	(12,539)	6,235
Common stock issued	4	—	720	—	—	720
Reacquired common stock	(99)	(1)	(294)	—	—	(295)
Net income	—	—	—	—	2,578	2,578

Balance at December 31, 2001	4,990	50	19,149	—	(9,961)	9,238
Common stock and options issued with PMR merger	2,421	24	15,361	(259)	—	15,126
Value of warrants issued	—	—	330	—	—	330
Exercise of stock options and warrants	328	3	50	—	—	53
Issuance of stock options	—	—	118	—	—	118
Net income	—	—	—	—	5,684	5,684

Balance at December 31, 2002	7,739	$77	$35,008	$(259)	$(4,277)	$30,549

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating Activities
Net income (loss)	$5,684	$2,578	$(1,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,770	945	757
Provision for doubtful accounts	3,681	662	467
Accretion of detachable warrants	677	704	166
Non-cash stock compensation expense	118	—	—
Amortization of loan costs	419	172	69
Release of deferred tax asset valuation allowance	(1,332)	—	—
Extraordinary loss on extinguishment of debt	—	1,237	—
Additional reserve on stockholder notes	92	—	—
Loss (income) from discontinued operations	—	(1,588)	1,388
Long-term interest accrued	324	324	216
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,348)	392	(641)
Prepaids and other current assets	(399)	(118)	(74)
Accounts payable	(2,523)	(247)	47
Salaries and benefits payable	1,504	783	62
Accrued liabilities and other liabilities	255	947	(718)

Net cash provided by (used in) continuing operating activities	8,922	6,791	(177)
Investing activities:
Cash acquired (paid) for acquisitions, net of cash paid or acquired	6,243	(305)	(9,529)
Capital purchases of leasehold improvements, equipment and software	(1,470)	(116)	(106)
Change in net assets of discontinued operations	—	2,388	939
Other assets	(612)	—	(23)

Net cash provided by (used in) investing activities	4,161	1,967	(8,719)

(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Financing activities:
Net principal (payments) borrowings on long-term debt	$(11,772)	$(6,956)	$6,440
Payment of loan costs	(234)	(880)	(289)
Proceeds from issuance of common stock	53	4	1,917

Net cash (used in) provided by financing activities	(11,953)	(7,832)	8,068
Net increase in cash	1,130	926	(828)
Cash at beginning of the year	1,262	336	1,164

Cash at end of the year	$2,392	$1,262	$336

Supplemental Cash Flow Information:
Interest paid	$3,905	$1,717	$1,401

Effect of Acquisitions:
Assets acquired, net of cash acquired	$34,868	$30,978	$16,134
Liabilities assumed	(8,862)	(3,661)	(2,559)
Notes payable issued	—	(4,500)	(4,000)
Common stock and stock options issued	(15,385)	—	(46)
Long-term debt issued	(16,864)	(22,512)	—

Cash (acquired) paid for acquisitions, net of cash paid or acquired	$(6,243)	$305	$9,529

Significant Non-cash Transactions:
Issuance of detachable stock warrants as consideration for Bridge Loan	$330	$718	$373

Issuance of detachable stock warrants as consideration for subordinated debt financing	$2,018	$—	$—

Financing of early debt termination fee	$—	$818	$—

Financing of loan costs	$2,004	$—	$—

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1. Summary of Significant Accounting Policies

     Description of Business

Psychiatric Solutions, Inc. (the “Company” or “PSI”) was incorporated in 1988 as a Delaware corporation with its corporate office in Franklin, Tennessee. The Company manages behavioral health units and owns psychiatric facilities.

The Company has formed two operating divisions: (1) Psychiatric Unit Management, and (2) Freestanding Specialty Hospitals. The Psychiatric Unit Management division provides psychiatric management and development services to behavioral health units in hospitals and clinics. The Freestanding Specialty Hospitals division includes owned psychiatric facilities. As of December 31, 2002, the Company managed 48 behavioral health units and owned five psychiatric facilities in three states.

     Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Cash

Cash consists of demand deposits held at financial institutions. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

     Accounts Receivable

Accounts receivable vary according to the type of service being provided. Accounts receivable for the Psychiatric Unit Management division is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated bad debts. Concentration of credit risk is limited by the number of customers.

Accounts receivable for the Freestanding Specialty Hospitals division are comprised of patient service revenue and are recorded net of contractual adjustments and estimated bad debts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 14% and 17% of net patient receivables at December 31, 2002 and 2001, respectively. Medicaid comprised approximately 28% and 14% of net patient receivables at December 31, 2002 and 2001, respectively. Concentration of credit risk from other payers is limited by the number of patients and payers.

     Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

     Long-Lived Assets
      Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $1,408,000 and $279,000 for the years ended December 31, 2002 and 2001, respectively.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

     Cost in Excess of Net Assets Acquired (Goodwill)

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 eliminates the pooling of interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company completed its transitional and annual impairment test of goodwill in 2002 which resulted in no goodwill impairment

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Reported net income (loss) before extraordinary item	$5,684	$3,815	$(1,916)
Extraordinary loss on extinguishment of debt	$—	(1,237)	—

Reported net income (loss)	$5,684	$2,578	$(1,916)
Add: goodwill amortization	—	359	276

Proforma adjusted net income	$5,684	$2,937	$(1,640)

Proforma adjusted earnings per common share, basic	$0.93	$0.59	$(0.34)

Proforma adjusted earnings per common share, diluted	$0.86	$0.55	$(0.34)

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002 (in thousands):

Balance at December 31, 2001	15,208
Acquisition of PMR Corporation	12,914
Acquisition of Riveredge	662
Other	38
Balance at December 31, 2002	28,822

     Contracts

Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over five years. The amounts reported at December 31, 2002 and 2001 are net of accumulated amortization of $927,000 and $620,000, respectively. Amortization expense related to contracts was $307,000 and $306,000 for the years ended December 31, 2002 and 2001, respectively. Estimated amortization expense for the years ended December 31, 2003 and 2004 of contracts is $300,000.

When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon projections of discounted cash flows.

     Other Assets

Other assets consist principally of loan costs which are deferred and amortized over the term of the related debt. The amounts reported at December 31, 2002 and 2001 are net of accumulated amortization of $484,000 and $85,000, respectively.

     Stock-Based Compensation

In January 2003, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time. The Company has included the required disclosures below and in Note 10.

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as more fully described in Note 10. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. During 2002, 2001 and 2000, the Company granted 515,000, 35,000 and 85,000 stock options, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model for 2002. For 2001 and 2000, the Company used the minimum value option pricing model as its stock was not publicly traded.

The following weighted-average assumptions were used in the respective pricing models:

	2002	2001	2000

Risk-free interest rate	3.11%	3.69%	6.27%
Volatility	111.70%	N/A	N/A
Expected life	4	10	10
Dividend yield	0.00%	0.00%	(0.00%)

The weighted-average fair value of options granted are presented in the following table:

	2002	2001	2000

Exercise Price equal to Market Price	$4.13	$0.05	$0.08
Exercise Price less than Market Price	$3.74	$—	$—
Exercise Price greater than Market Price	$2.67	$—	$—

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss)	$5,684	$2,578	$(1,916)
Pro forma compensation expense from stock options	92	12	19

Pro forma net income (loss)	$5,592	$2,566	$(1,935)

Basic pro forma earnings (loss) per share	$0.92	$0.51	$(0.40)

Diluted pro forma earnings (loss) per share	$0.85	$0.48	$(0.40)

     Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     Risk Management

The Company carries general and professional liability insurance from an unrelated commercial insurance carrier. Prior to December 6, 2002, the Company maintained a claims-made policy under which it was insured for per occurrence losses up to $6,000,000 with policy limits of $8,000,000 in the aggregate. On December 6th, 2002, the Company increased its self-insured retention from $100,000 per claim to $3 million per claim and increased its policy limit to $10 million per occurrence and in the aggregate to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. The Company has established a captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was $743,000 as of December 31, 2002. The Company had no reserves recorded in previous years because substantially all of the risk was insured.

The Company also carries workers’ compensation insurance from an unrelated commercial insurance carrier. The Company’s experience with workers’ compensation claims has been insignificant. The Company believes that adequate provision has been made for workers compensation and professional and general liability risks.

     Fair Value of Financial Instruments

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the accompanying Consolidated Balance Sheets for long-term debt approximate fair value.

     Merger with PMR Corporation

On August 5, 2002, pursuant to a definitive Merger Agreement dated May 6, 2002 and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

     Reclassifications

Certain reclassifications have been made to the prior year to conform with current year presentation. Specifically, PSH’s Series A Preferred Stock, Series B Preferred Stock and Common Stock were converted to post merger Common Stock on August 5, 2002 at rates pursuant to the merger agreement with PMR Corporation of 0.246951, 0.312864 and 0.115125, respectively. All periods prior to August 5, 2002 have been retroactively restated to reflect conversion at the applicable conversion rates. The following table sets forth the effect of retroactive conversion as of December 31, 2001 (in thousands):

	Effect of Conversion at December 31, 2001

			Additional
	Common Stock		Paid in Capital	Series A Preferred		Series B Preferred

		Shares			Shares		Shares
	Balance	O/S	Balance	Balance	O/S	Balance	O/S

Balances prior to conversion	73	7,296	74	10,497	10,497	8,555	4,976
Conversion of Common Stock to post merger Common Stock	(65)	(6,456)	65
Conversion of Series A Preferred to post merger Common	26	2,593	10,471	(10,497)	(10,497)
Conversion of Series B Preferred to post merger Common	16	1,557	8,539			(8,555)	(4,976)

Balances post conversion	50	4,990	19,149	—	—	—	—

Recent Pronouncements

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

effect on its results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company intends to adopt the provisions of SFAS 145 effective January 1, 2003 and will be required to reclassify amounts previously reported as an extraordinary item to a component of income from continuing operations.

2. Revenue

Revenue consists of the following amounts (in thousands):

	December 31,

	2002	2001	2000

Patient service revenue	$81,929	$16,026	$—
Management fee revenue	31,983	27,973	23,502

Total revenue	$113,912	$43,999	$23,502

Net Patient Service Revenue

Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates, regardless of whether collection in full is expected. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. The effect of other arrangements for providing services at less than established rates is also reported as deductions from patient service revenue. During the year ended December 31, 2002, approximately 26% and 26% of the Company’s revenues related to patients participating in the Medicare and Medicaid programs, respectively.

The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payers are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

The Company’s revenue is particularly sensitive to regulatory and economic changes in the state of Texas. As of December 31, 2002 and 2001, the Company operated three facilities in Texas. The Company generated 50% and 34% of its revenue from its Texas operations for the years ended December 31, 2002 and 2001, respectively.

Management Fee Revenue

Revenue is recorded as management fee revenue for the Psychiatric Unit Management division. The Psychiatric Unit Management division receives contractually determined management fees and director fees from hospitals and clinics for providing psychiatric management and development services.

There were no individual or group of affiliated contracts in 2002 and 2001, which provided a significant concentration of management fee revenue.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

3. Earning Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Numerator:
Net income available to common stockholders	$5,684	$2,578	$(1,916)
Interest expense on convertible debt outstanding	324	—	—

Net income used in computing diluted earnings per common share	$6,008	$2,578	$(1,916)

Denominator:
Weighted average shares outstanding for basic earnings per share	6,111	5,010	4,817
Effects of dilutive stock options and warrants outstanding	453	299	—
Effect of dilutive convertible debt outstanding	422	—	—
Shares used in computing diluted earnings per common share	6,986	5,309	4,817

Earnings per common share, basic	$0.93	$0.51	$(0.40)

Earnings per common share, diluted	$0.86	$0.49	$(0.40)

Diluted earnings per share for the year ended December 31, 2001, does not include debt outstanding which was convertible into 483,000 shares, as its effect would be antidilutive. Diluted earnings per share for the year ended December 31, 2000, do not include the effect of stock options, warrants or convertible debt outstanding, as the effects would be antidilutive.

4. Discontinued Operations

Included in discontinued operations are the operating results and estimated losses on the unwind of service agreements entered into with physicians, as well as the operating results and gain on disposal for the Employee Assistance Program. As part of the Company’s Physician Practice Management Division, the Company had acquired certain net assets of psychiatric clinics, and had operated the clinics and managed the physician practices under long-term service agreements with the physicians that practiced exclusively through the clinics. The Company had not consolidated these clinics or the physician practices it managed, as it did not have operating control. Additionally, discontinued operations include the operating results and estimated losses on the closure of clinics owned by the Company. Such clinics provided group and individual therapy sessions to patients through partial hospitalization and intensive outpatient programs. The Company-owned clinics were all closed as of December 31,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

2000. The Company’s Employee Assistance Programs division contracted with employers to provide confidential assistance and counseling to their employees.

The Company’s implementation of plans during 2000 to exit these lines of business resulted in an estimated loss on disposal of discontinued operations of $1,738,000 during the year ended December 31, 2000. The December 31, 2000 loss on disposal consists primarily of lease termination costs and the write down of fixed assets and other assets directly resulting from the decision to exit the Physician Practice Management line of business. The December 31, 2000 loss on disposal also includes an estimate of losses from operations associated with the physician practice service agreements of approximately $359,000 through the disposal date. Such costs are recorded within net assets of discontinued operations in the accompanying Consolidated Balance Sheet. The December 31, 2001 income (loss) on disposal consists primarily of a gain on the sale of the Employee Assistance Programs division of $1,170,000 (net of taxes of $223,000), the operations of the Employee Assistance Programs division from the measurement date through the disposal date of $246,000 and final adjustments to the Company’s 2000 loss on disposal of $84,000.

Management fee revenue earned under the service agreements and net patient service revenue earned from the Company-owned clinics totaled $9,876,000 and $12,814,000 for the years ended December 31, 2001 and 2000, respectively. Management fee revenue earned under the service agreements includes reimbursement of clinic expenses incurred on behalf of the clinic facilities. These reimbursed clinic expenses do not include the salaries and benefits of physicians and therapists who provide medical service.

5. Acquisitions

     2000 ACQUISITIONS

During 2000, the Company acquired various entities, which provided psychiatric management and development services and employee assistance and counseling services. Certain assets of these entities were acquired in exchange for Common Stock, cash, notes payable or a combination thereof. The Company issued 130,000 shares of Common Stock in connection with these acquisitions during 2000.

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

2000	Sunrise	EAP	Total

Assets acquired:
Assets receivable	$4,640	$50	$4,690
Other current assets	81	—	81
Fixed assets	98	18	116
Costs in excess of net assets acquired	9,790	931	10,721
Contracts	526	—	526

	15,135	999	16,134
Liabilities assumed	2,177	382	2,559
Subordinated convertible notes issued	3,600	400	4,000
Common stock issued	—	46	46

Cash paid, net of cash acquired	$9,358	$171	$9,529

     2001 ACQUISITIONS

During 2001, the Company acquired four free-standing psychiatric facilities, three in Texas and one in North Carolina. All of the acquisitions were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. The goodwill associated with these acquisitions is deductible for federal income tax purposes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

	West Oaks		Texas Neuro
	and Cypress		Rehab
2001	Creek	Holly Hill	Center	Total

Assets acquired:
Assets receivable	$7,091	$1,617	$3,400	$12,108
Other current assets	244	99	154	497
Fixed assets	6,833	6,264	4,738	17,835
Costs in excess of net assets acquired	—	403	135	538

	14,168	8,383	8,427	30,978
Liabilities assumed	2,105	758	798	3,661
Subordinated convertible notes issued	2,000	—	2,500	4,500
Long-term debt issued	9,908	7,542	5,062	22,512

Cash paid, net of cash acquired	$155	$83	$67	$305

     2002 ACQUISITIONS

During 2002, the Company acquired one free-standing psychiatric hospital in Illinois (Riveredge Hospital). Also during 2002, the Company merged with PMR Corporation a developer and manager of specialized mental health programs and disease management services designed to treat individuals diagnosed with a serious mental illness. The acquisition of the hospital and merger with PMR Corporation were accounted for as acquisitions by the Company using the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. As these transactions involved the acquisition of stock, the goodwill associated with these acquisitions is not deductible for federal income tax purposes. The purchase of Riveredge included an escrow arrangement whereby the Company has deposited $4.5 million of the purchase price with an escrow agent. The escrowed funds will be released to the seller upon satisfaction of certain earnings targets and indemnification by the seller of certain claims and cost report settlements. Any claims by the Company on these escrowed funds would affect the purchase price. Approximately $1.5 million of these funds were released during 2002.

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

2002	Riveredge	PMR	Total

Assets acquired:
Accounts receivable	$4,208	$121	$4,329
Other current assets	833	168	1,001
Fixed assets	15,350	155	15,505
Costs in excess of net assets acquired	662	12,914	13,576
Other assets	100	357	457

	21,153	13,715	34,868
Liabilities assumed	4,289	4,573	8,862
Subordinated notes issued	10,000	—	10,000
Long-term debt issued	6,864	—	6,864
Common stock issued	—	15,385	15,385

Cash acquired, net of cash paid	$—	$(6,243)	$(6,243)

The purchase price allocation for PMR is preliminary as of December 31, 2002 as the Company has not yet

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

completed its valuation of identifiable intangible assets acquired in the merger.

     Other Information

The following represents the unaudited pro forma results of consolidated operations as if the aforementioned acquisitions had occurred at the beginning of the immediate preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values and changes in interest expense resulting from changes in consolidated debt:

	2002	2001	2000

Revenues	$141,075	$134,735	$87,600
Income before extraordinary items	9,671	5,272	(2,671)
Net income	9,671	4,035	(2,671)
Earnings per common share, basic	$1.58	$0.81	$(0.55)

The pro forma information given does not purport to be indicative of what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

6. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31,

	2002	2001

Debt payable to banks:
Revolving line of credit, expiring on November 30, 2004 and bearing interest at the prime rate plus 2% (7.25% at December 31, 2002)	$5,383	$11,150
Non-revolving line of credit, due on November 30, 2003 and bearing interest at the prime rate plus 4.75% (10% at December 31, 2002)	17,275	15,656
Mortgage loan on facility, maturing on December 1, 2037 and bearing a fixed interest rate of 5.95%	4,928	—
Related party bridge loan (liquidation preference value of $1,000,000)	—	1,000
Subordinated convertible notes	3,600	3,600
Subordinated promissory notes	12,538	4,880
Other	98	52

	43,822	36,338
Less current portion	7,070	15,387

Long-term debt	$36,752	$20,951

2000 Senior Credit Facility

In conjunction with an acquisition in May 2000, the Amended Loan Agreement and the amounts outstanding thereunder were replaced with a $17,500,000 senior credit facility (2000 Senior Credit Facility). The 2000 Senior Credit Facility included two lines of credit: a $5,500,000 non-revolving term loan (2000 Term Loan) and a $12,000,000 revolving working capital line of credit (2000 Revolver). Both lines of credit were collateralized by the Company’s assets and stock of the Company’s subsidiaries.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Until the maturity date of the 2000 Revolver, the Company could borrow, repay and re-borrow an amount not to exceed the lesser of $12,000,000 or the Borrowing Base (the estimated net value of eligible accounts receivable, as defined in the 2000 Senior Credit Facility, multiplied by 85%). The 2000 Revolver was due in full at maturity in May 2005, with the exception of an Interim Availability Balance (as defined in the 2000 Senior Credit Facility) of approximately $385,000, which was paid during 2001.

Under the 2000 Revolver, all of the Company’s collections, except for Medicare and Medicaid, were deposited into lockbox accounts controlled by the lender. The funds deposited into the lockbox accounts were applied to outstanding borrowings with the lender on a daily basis.

The Company was required to pay an unused fee in the amount of .375% per year of the unused portion of the 2000 Senior Credit Facility. This fee was payable monthly in arrears on the first day of each calendar month.

In conjunction with the amendment dated August 31, 2001, the Company borrowed an additional $3,500,000 under the 2000 Term Loan and $1,500,000 under a new Term Loan B. The 2000 Term Loan was to be repaid in twenty equal quarterly installments commencing as of January 1, 2002. Prior to the amendment, the 2000 Term Loan was payable in twenty quarterly installments of $275,000 beginning on June 30, 2000. In addition to the quarterly principal payments of the 2000 Term Loan, the Company was required to make additional principal payments on the 2000 Term Loan in the amount of 30% of the Excess Cash Flow (as defined in the 2000 Senior Credit Facility) within ninety days of each fiscal year end. The Term Loan B was to be repaid in equal monthly installments commencing as of March 1, 2002, with final payment on August 1, 2003. Interest accrued on the 2000 Revolver was payable weekly. Interest accrued on the 2000 Term Loan and Term Loan B was payable monthly.

2001 Senior Credit Facility

In conjunction with an acquisition in November 2001, the 2000 Senior Credit Facility was replaced with a $33,156,305 senior credit facility (2001 Senior Credit Facility). The 2001 Senior Credit Facility includes two lines of credit: a $15,656,305 non-revolving term loan (2001 Term Loan) and a $17,500,000 revolving working capital line of credit (2001 Revolver). Both lines of credit are collateralized by the Company’s assets and stock of the Company’s subsidiaries.

Until the maturity date of the 2001 Revolver, the Company may borrow, repay and re-borrow an amount not to exceed the lesser of $17,500,000 or the Borrowing Base (the estimated net collectible value of eligible receivables, as defined in the 2001 Senior Credit Facility, multiplied by 85%). The 2001 Revolver is due in full at maturity in November 2004. The available borrowings under the 2001 Revolver were $7,135,000 at December 31, 2002. The 2001 Term Loan is due in monthly installments of principal and interest, as well as an additional principle payment equal to 50% of the Company’s excess cash flows for the year that is due within 30 days after preparation of the Company’s audited financial statements, but in no event later than 145 days after year-end. Although the 2001 Term Loan is due November 30, 2003, the terms of the agreement provide the Company with the option to extend the maturity date by two years. Management intends to either exercise the option to extend the maturity date or to refinance the amount outstanding prior to maturity. Accordingly, amounts due under the 2001 Term Loan have been included in long-term debt on the accompanying consolidated balance sheet.

Under the 2001 Revolver, all of the Company’s collections, except for Medicare and Medicaid, are deposited into lockbox accounts controlled by the lender. The funds deposited into the lockbox accounts are applied to outstanding borrowings with the lender on a daily basis. As such, the outstanding borrowings under the 2001 Revolver are classified as short term at December 31, 2002 and 2001.

The Company must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. This fee is payable monthly is arrears on the first day of each calendar month. Such fees were approximately $50,000 for the year ended December 31, 2002.

The 2001 Senior Credit Facility contains customary covenants which include (i) a specified monthly census required for any owned, operated or leased facilities of the Company, (ii) a limitation on capital expenditures, sales of assets,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

mergers, changes of ownership and management, new lines of business and dividends, and (iii) various financial covenants.

At December 31, 2002, the Company was in compliance with all applicable debt covenant requirements.

Extraordinary Item

Commensurate with the refinancing of the 2000 Senior Credit Facility, the Company expensed the remaining deferred loan costs associated with this debt of $419,000 and incurred early termination penalties of $818,000, resulting in an extraordinary loss on extinguishment of debt of $1,237,000 at December 31, 2001.

Mortgage Loan

On November 25, 2002, the Company entered into a mortgage loan agreement to borrow $4,928,000 from the U.S. Department of Housing and Urban Development (HUD), secured by real estate located at Holly Hill Hospital in Raleigh, NC. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. The Company used proceeds from the loan to repay $4,385,000 of its 2001 Term Loan, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $5,911,000 as of December 31, 2002.

Related Party Bridge Loan

In October 2000, the Company entered into subordinated notes totaling $1,000,000 with certain stockholders of the Company (collectively referred to as the Bridge Loan). The Bridge loan bore interest at 10% payable monthly. The proceeds were used to fund short-term working capital requirements. In April 2002, the Company refinanced the Bridge loan with funds available under its 2001 Senior Credit Facility.

As consideration for the issuance of the Bridge Loan, the Company granted warrants (“Bridge Loan Warrants”) to purchase 228,069 shares of the Company’s common stock at $0.03 per share. The carrying value of the Bridge Loan was reduced by the fair market value of the Bridge Loan Warrants issued. The carrying value of the Bridge Loan was accreted to its face value over the term of the Bridge Loan. Accretion of the Bridge Loan was $521,000, $704,000 and $166,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Subordinated Convertible Notes

In connection with an acquisition during May 2000, the Company issued subordinated convertible notes payable (Subordinated Convertible Notes). The Subordinated Convertible Notes mature and become immediately due and payable upon the earlier of (i) sale of the Company (ii) any change of control as defined in the Subordinated Convertible Notes, or (iii) the Company’s initial public offering of common stock. Interest accrues on the Subordinated Convertible Notes at 9% and is payable May 1, 2005. As of December 31, 2002 and 2001, the Company has accrued $864,000 and $540,000 of interest, respectively, which is included in other liabilities on the accompanying consolidated balance sheets.

Any time until April 30, 2004, holders of the Subordinated Convertible Notes may convert the unpaid principal balance, in increments of $1,000, into shares of the Company’s common stock based upon the following conversion prices:

Conversion Date	Conversion Price

May 1, 2000 - April 30, 2001	$6.39 per share
May 1, 2001 - April 30, 2002	$7.45 per share
May 1, 2002 - April 30, 2003	$8.53 per share
May 1, 2003 - April 30, 2004	$9.59 per share

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Subordinated Promissory Note

In connection with an acquisition in 2000, the Company issued a promissory note payable (Subordinated Promissory Note) in the amount of $400,000 bearing interest at 9% for the year ended December 31, 2000. The Subordinated Promissory Note matures in five equal annual installments beginning April 1, 2001. Accrued interest is due and payable on the first day of each calendar quarter beginning July 1, 2000.

In connection with two acquisitions in 2001, the Company issued promissory notes (Subordinated Promissory Notes) totaling $4,500,000. A $2,500,000 Subordinated Promissory Note bore interest at 9% per annum and matured June 30, 2002, with periodic interest payments due beginning December 31, 2001. The $2,000,000 Subordinated Promissory Note bears interest at 9% per annum and matures June 30, 2005, with periodic principal and interest payments due beginning September 30, 2002. The $2,500,000 Subordinated Promissory Note was repaid with proceeds from debt issued in July 2002.

These Subordinated Promissory Notes contain customary covenants which include a cross default covenant with the occurrence of a default of any indebtedness of at least $1,000,000 held by any creditor of the Company. As of December 31, 2002, the Company was in compliance with these covenants.

Senior Subordinated Notes

On June 28, 2002, the Company entered into a securities purchase agreement with 1818 Mezzanine Fund II, L.P. (“1818 Fund”) to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% and 1% if the notes are prepaid prior to the first anniversary, second anniversary and third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of the Company, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also contain customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) limitations on sales of assets (iii) maintenance of minimum interest coverage, leverage and fixed charge ratios.

In connection with the issuance of the senior subordinated notes, the Company issued detachable stock purchase warrants for the purchase of 372,412 shares of the Company’s stock at an exercise price of $.01 per share which provide the holder with the ability to require the Company to repurchase their warrants or stock acquired upon exercise of the warrants at fair market value for cash. The agreement provides the holder of the warrant to exercise the warrant by payment of cash or delivery of shares. The warrants are exercisable over ten years from the effective date. The initial value of the warrants of approximately $2,000,000 is being amortized to interest expense over the term of the senior subordinated notes. As of December 31, 2002, the fair value of the warrants totaled approximately $2.0 million and are included as a component of long term debt. Because the holder of the warrants has the ability to require the Company to repurchase the warrants for cash, the warrants constitute a derivative which requires changes in value of the warrants to be recorded as an increase or decrease to earnings. For each $1 increase in stock price, the Company will be required to record non cash expense of approximately $372,500. The stock purchase warrants contain provisions that allow the issuer to “put” their warrants, or stock after exercise, back to the Company at fair market value for cash or for the deliverance of shares. The put price under the agreement would approximate $2 million or require the deliverance of 371,841 shares as of December 31, 2002.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Other

The aggregate maturities of long-term debt, are as follows (in thousands):

2003		$7,070
2004		2,094
2005		19,723
2006		52
2007 and thereafter		14,883

	Total	$43,822

7. Preferred Stock

Upon the merger with PMR Corporation on August 5, 2002, the Company’s Preferred Stock converted to post merger Common Stock at rates of 0.246951 and 0.312864 for Series A Preferred Stock and Series B Preferred Stock, respectively. All periods prior to August 5, 2002 have been retroactively restated to reflect conversion at the applicable conversion rates. The Company had outstanding 10,497,000 shares of Series A Preferred Stock and 4,975,736 shares of Series B Preferred Stock at December 31, 2001.

8. Leases

At December 31, 2002, future minimum lease payments under non-cancelable leases are as follows (in thousands):

2003		$862
2004		648
2005		332
2006		281
2007		180

	Total	$2,303

Rent expense totaled $870,000 and $536,000 for December 31, 2002 and 2001, respectively.

9. Income Taxes

The provision for income taxes consists of the following (in thousands):

	2002	2001

Current:
Federal	$—	$—
State	323	—

	323	—
Deferred:
Federal	(1,192)	—
State	(138)	—

	(1,330)	—

Provision for income taxes	$(1,007)	$—

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to continuing operations is as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

	2002	2001

Federal tax	$1,590	$842
State income taxes (net of federal)	179	98
Nondeductible goodwill amortization	—	87
Change in valuation allowance	(2,809)	(1,043)
Other	33	16

Total tax expense (benefit)	$(1,007)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s temporary differences are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$6,296	$2,656
Allowance for doubtful accounts	904	1,045
Accrued Liabilities	1,176	419

Total gross deferred tax assets	8,376	4,120
Less: Valuation allowance	(5,860)	(3,890)

Total deferred tax assets	2,516	230
Deferred tax liabilities:
Amortization	(611)	(438)
Depreciation	(2,111)	(81)
Other	(52)	(94)

Net deferred tax asset (liability)	$(258)	$(383)

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. In the fourth quarter of the year ending December 31, 2002, the valuation allowance was reduced by $1.3 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of the Company’s deferred tax assets will be realized in future years. The valuation allowance increased by approximately $2 million during the year ending December 31, 2002 as a result of the following items (in thousands):

Valuation allowance at December 31, 2001	$(3,890)
Current year temporary differences	1,478
Valuation allowance recorded against acquired PMR net deferred tax asset	(5,860)
Release of valuation allowance recorded as purchase accounting adjustments	1,081
Release of valuation allowance recorded as a deferred tax benefit	1,331

Valuation allowance at December 31, 2002	$(5,860)

As of December 31, 2002 the Company had federal net operating loss carryforwards of $15.7 million expiring in the years 2012 through 2022.

10. Stock Option Plans

During 1997, the Company and its stockholders adopted the 1997 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “1997 Key Personnel Plan”). The maximum aggregate number of shares of Common Stock to be issued under the 1997 Key Personnel Plan shall not exceed 331,712. Shares issued under the 1997 Key Personnel

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Plan may be in the form of incentive stock options or non-qualified options to officers, employers and directors. The exercise price per share determined by the Compensation Committee of the Board of Directors (the “Committee”) generally is not less than fair market value of the Common Stock on the date of grant. Stock options shall become exercisable in whole or in part on such date or dates as determined by the Committee at the date of grant. Options granted generally vest and are exercisable ratably by the respective grantee over a four-year period beginning on the date of grant. Each option shall generally expire ten years from the grant date.

Upon the merger with PMR Corporation on August 5, 2002, the Company acquired PMR Corporation’s 1997 Equity Incentive Plan, as amended (the “1997 Equity Incentive Plan”). The 1997 Equity Incentive Plan provides for the granting of options to purchase up to 1,333,333 shares of common stock to eligible employees. Under the 1997 Equity Incentive Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. Option prices must equal or exceed the fair market value of the common shares on the date of grant.

Also upon the merger with PMR Corporation on August 5, 2002, the Company acquired PMR Corporation’s Outside Directors’ Non-qualified Stock Option Plan of 1992 (the “1992 Directors’ Plan”). The 1992 Directors’ Plan provides for the Company to grant each outside director options to purchase 5,000 shares of the Company’s common stock annually at the fair market value at the date of grant. As amended, options for a maximum of 341,666 shares may be granted under this plan. The options vest 33% immediately and in ratable annual increments over the three-year period following the date of grant.

During 2002, the Company recognized $118,000 compensation expense related to stock options issued to certain officers and employees with exercise prices below fair market value.

Stock option activity, including options granted for acquisitions, is as follows (number of options in thousands):

			Weighted
	Number		Average
	of	Option	Exercise
	Options	Exercise Price	Price

Balance at December 31, 1999	202	$0.87 to $3.04	$1.56
Granted	85	$3.04	$3.04
Canceled	(47)	$0.87 to $3.04	$2.26
Exercised	(3)	$0.87 to $3.04	$1.74

Balance at December 31, 2000	237	$0.87 to $3.04	$2.00
Granted	35	$3.04	$3.04
Canceled	(54)	$0.87 to $3.04	$2.61
Exercised	(4)	$0.87 to $3.04	$1.04

Balance at December 31, 2001	214	$0.87 to $3.04	$2.08
Granted	515	$0.87 to $5.50	$5.07
Stock options acquired	408	$4.50 to $30.00	$17.10
Canceled	(26)	$0.87 to $29.25	$4.28
Exercised	(38)	$0.87 to $3.04	$1.14

Balance at December 31, 2002	1,073	$0.87 to $30.00	$9.21

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002 (number of options in thousands).

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

	Options Outstanding		Options Exercisable

	Number	Weighted Avg.	Weighted	Number
	Outstanding at	Remaining	Average	Exercisable
	December 31,	Contractual	Exercise	at December
Exercise Prices	2002	Life	Price	31, 2002

$0.87 to $3.03	97	6.48	$0.87	80
$3.04 to $4.50	123	7.81	$3.31	64
$4.51 to $5.50	496	9.54	$5.00	45
$5.51 to $11.63	70	6.80	$9.18	70
$11.64 to $21.38	205	4.99	$18.73	205
$21.39 to $30.00	82	5.96	$26.98	82

$0.87 to $30.00	1,073		$13.20	546

11. Employee Benefit Plan

The Company adopted the Psychiatric Solutions, Inc., Retirement Savings Plan (the “Plan”). The Plan is a tax-qualified profit sharing plan with a cash or deferred arrangement whereby employees who have completed two months of service and are age 21 or older are eligible to participate. The plan allows eligible employees to make contributions of 1% to 15% of their annual compensation. The plan includes a discretionary company matching contribution not to exceed 15% of eligible employee compensation. Employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested. At December 31, 2002 the Company has accrued an employer matching contribution of $164,000, which was paid during the first quarter of 2003. There were no employer contributions to the plan during 2001.

12. Contingencies and Healthcare Regulation

     Contingencies

The Company is subject to various claims and legal actions which arise in the ordinary course of business. The Company has professional liability insurance to protect against such claims or legal actions. In the opinion of management, the ultimate resolution of such matters will be adequately covered by insurance and will not have a material adverse effect on the Company’s financial position or results of operations.

     Employment Agreements

Effective January 1, 2002, and amended and restated effective August 6, 2002, the Company entered into an Amended and Restated Employment Agreement with Joey Jacobs, Chief Executive Officer. Mr Jacobs’ agreement provides for an annual base salary and an annual cash incentive compensation award tied to objective criteria as established by the board of directors. The employment agreement has an initial term of one year and is subject to automatic annual renewals absent prior notice from either party.

Mr. Jacobs’ employment agreement provides for various payments to Mr. Jacobs upon cessation of employment, depending on the circumstances. If the Company terminates Mr. Jacobs’s employment “without cause” or if he resigns pursuant to a constructive discharge, then (i) all options scheduled to vest during the succeeding 24 month period will immediately vest, (ii) any restricted stock will immediately vest, (iii) Mr. Jacobs will receive a cash payment equal to 200% of his base salary and bonus earned during the twelve months prior to termination, and (iv) all benefits and perquisites will continue for 18 months. In the event of a change in control, his employment agreement requires that the Company pay him 200% of his base salary and bonus earned in the twelve months prior to termination and to continue all benefits and perquisites for 18 months.

Effective October 1, 2002, the Company entered into an employment agreement with Jack Salberg, Chief Operating Officer. Mr. Salberg’s agreement provides for an annual base salary and an annual cash incentive compensation

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

award tied to objective criteria established by the board of directors. The employment agreement had an initial term of 15 months, subject to automatic annual renewals absent prior notice from either party.

Mr. Salberg’s employment agreement provides for various payments to Mr. Salberg upon cessation of employment, depending upon the circumstances. If the Company terminates Mr. Salberg’s employment without cause or if he resigns pursuant to a constructive discharge, then (i) all options scheduled to vest during the succeeding 18 months will immediately vest, (ii) any restricted stock will immediately vest, (iii) Mr. Salberg will receive a cash payment equal to 150% of his base salary and bonus earned in 12 months prior to termination, and (iv) all benefits and perquisites will continue for 18 months. If Mr. Salberg is terminated after a change in control of the Company, his employment agreement requires the Company to pay him a cash amount equal to 150% of his base salary and bonus earned during the 12 months prior to termination and to continue all benefits and perquisites for 18 months.

     Capital projects

The Company is currently under contract with a software provider to replace certain information systems at owned facilities. The amount committed under the contract is approximately $504,000 as of December 31, 2002.

     Current Operations

Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

The Company has acquired and may continue to acquire professional corporations with prior operating histories. Acquired corporations may have unknown or contingent liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company attempts to assure itself that no such liabilities exist and obtains indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

13. Related Party Transactions

During 2001 and 2000, the Company leased office space from a company whose chief executive officer is Dr. Richard Treadway, the former chairman of the Company’s board of directors. The term of the lease was from May 16, 1999 to July 2002 and was terminated on December 7, 2001. Rent expense for this space totaled $142,154 for the year ended December 31, 2001. The Company believes the terms of this lease were at fair market value.

Currently the Company leases 7,745 square feet of office space for its executive offices from a company in which Dr. Treadway is a minority investor. The lease was entered into in October 2001 and has a term of approximately six years. The annual rent under this lease is approximately $492,000. The Company believes the terms of this lease are at fair market value.

Joey Jacobs, the Company’s Chief Executive Officer, serves as a member of the board of directors of Stones River Hospital, a hospital in which the Company manages a unit pursuant to a management agreement. The term of the third amendment to the management agreement is two years, and automatically renews for one year terms unless terminated by either party. Total revenue from this management agreement was $808,000 for the year ended December 31, 2002. The Company believes the terms of the management agreement are consistent with

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

management agreements negotiated at arms-length.

Jack Salberg, the Company’s Chief Operating Officer, served as a minority owner and member of the board of directors of the entity which owned Riveredge Hospital prior to its acquisition by the Company during 2002. Mr Salberg disclosed his interest to the board of directors and was not directly involved in the negotiations to acquire the hospital . The Company believes that the purchase price it paid for the Riveredge acquisition constituted its best estimate of fair value. All terms were negotiated on an arms-length basis.

Edward Wissing, a director of the Company, occasionally provides advisory and consulting services during 2002 to Brentwood Capital Advisors, the Company’s financial advisor. Mr. Wissing also is a party to a consulting arrangement with Brentwood Capital pursuant to which he provides certain consulting services. According to the terms of this consulting arrangement, Mr. Wissing received a fixed consulting fee of $5,000 per month beginning in August 2002 and ending in May 2003.

14. Segment Information

The Company’s facilities and management contracts comprising the Freestanding Specialty Hospitals and Psychiatric Unit Management divisions, respectively are each similar in their activities and the economic environments in which they operate. Accordingly, the Company’s reportable operating segments consist of (1) Freestanding Specialty Hospitals and (2), Psychiatric Unit Management. Prior to the acquisitions of the Company’s facilities in the third and fourth quarters of 2001 and third quarter of 2002, management had determined that the Company did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

The following is a financial summary by business segment for the periods indicated. EBITDA represents income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization. EBITDA is commonly used as an analytical indicator within the healthcare industry and serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded in determining EBITDA are significant components in understanding and assessing financial performance. Because neither is a measurement determined in accordance with accounting principles generally accepted in the United States, it is susceptible to varying calculations, and as a result our calculation of EBITDA as presented may not be comparable to EBITDA or other similarly titled measures used by the companies (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Year ended December 31, 2002

	Freestanding	Psychiatric
	Specialty	Unit	Corporate
	Hospitals	Management	and Other	Consolidated

Revenue	$81,929	$31,983	$—	$113,912
Salaries, wages and employee benefits	47,050	13,184	2,092	62,326
Professional fees	10,267	3,543	563	14,373
Other operating expenses	11,754	8,050	1,717	21,521
Provision for bad debts	3,467	214	—	3,681

EBITDA	9,391	6,992	(4,372)	12,011
Depreciation and amortization	1,286	379	105	1,770
Interest expense	3,375	325	1,864	5,564
Inter-segment expenses	3,149	902	(4,051)	—

Income (loss) from continuing operations before income taxes	$1,581	$5,386	$(2,290)	$4,677

Segment assets	$51,004	$33,012	$6,122	$90,138

Capital expenditures	$16,092	$171	$622	$16,885

Cost in excess of net assets acquired	$1,238	$27,580	$4	$28,822

Year ended December 31, 2001

	Freestanding	Psychiatric
	Specialty	Unit	Corporate
	Hospitals	Management	and Other	Consolidated

Revenue	$16,020	$27,979	$—	$43,999
Salaries, wages and employee benefits	9,463	15,462	1,258	26,183
Professional fees	2,610	4,115	315	7,040
Other operating expenses	2,171	1,656	456	4,283
Provision for bad debts	385	277	—	662

EBITDA	1,391	6,469	(2,029)	5,831
Depreciation and amortization	170	718	56	944
Interest expense	533	324	1,803	2,660
Inter-segment expenses	448	1,773	$(2,221)	—

Income (loss) from continuing operations before income tax	$240	$3,654	$(1,667)	$2,227

Segment assets	$31,471	$20,394	$2,429	$54,294

Capital expenditures	$18,373	$—	$116	$18,489

Cost in excess of net assets acquired	$538	$14,666	$4	$15,208

15. Other Information

A summary of activity in the Company’s allowance for bad debts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period

Allowance for bad debts:
Year ended December 31, 2000	$367	467	1,818	209	$2,443
Year ended December 31, 2001	2,443	662	921	86	3,940
Year ended December 31, 2002	3,940	3,681	461	2,798	5,284

(1)	Allowances as a result of acquisition.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

16. Quarterly Information (Unaudited)

Summarized results for each quarter in the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2002
Revenue	$23,188	$22,622	$32,280	$35,822
Net income	$755	$857	$1,606	$2,466
Net income per share:
Basic	$0.15	$0.17	$0.24	$0.32
Diluted	$0.14	$0.16	$0.22	$0.30
2001
Revenue	$7,218	$7,176	$9,944	$19,661
Income from continuing operations	$583	$567	$380	$697
Income (loss) from discontinued operations	$(57)	$273	$1,429	$(57)
Income before extraordinary item	$526	$840	$1,809	$640
Loss from early retirement of debt	$—	$—	$—	$(1,237)
Net income (loss)	$526	$840	$1,809	$(597)
Income before extraordinary item per share:
Basic	$0.10	$0.17	$0.36	$0.13
Diluted	$0.10	$0.16	$0.32	$0.12

17. Subsequent Events (Unaudited)

The Brown Schools Acquisition. On February 13, 2003, Psychiatric Solutions signed a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash. The six facilities, which have an aggregate of 790 beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. For 2002, the facilities produced combined revenues of $76 million. Psychiatric Solutions expects to consummate the transaction, which is subject to customary closing conditions, on April 1, 2003.

$25 Million Private Placement Of Convertible Preferred Stock. On February 4, 2003 Psychiatric Solutions’ stockholders approved the private placement of $25 million of our Series A Convertible Preferred Stock (the “preferred stock”) with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. The investors are current investors in Psychiatric Solutions, with Oak Investment Partners and Salix Ventures (or related entities) being among the co-founders of Psychiatric Solutions. Representatives of Salix Ventures and Brown Brothers Harriman currently serve on our Board of Directors. A representative of Oak Investment is expected to be named to the Company’s Board of Directors during the first quarter of 2003. We intend to use the net proceeds from the preferred stock primarily to fund acquisitions of freestanding psychiatric patient facilities. The preferred stock will be issued in two phases: One half will be issued on April 1, 2003, and one-half will be issued on July 1, 2003.

HUD Refinancing. Psychiatric Solutions is in the process of refinancing a portion of its senior credit facility with various loans guaranteed by the U.S. Department of Housing and Urban Development (HUD). These loans are expected to be in the aggregate amount of approximately $25.0 million and will be secured by real estate and other fixed assets of West Oaks Hospital, Cypress Creek Hospital, Riveredge Hospital and Texas NeuroRehab Center. This refinancing is expected to close in four installments (one per hospital). The first installment, Holly Hill

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Hospital, closed November 25, 2002. Management anticipates that this refinancing will result in annual interest expense savings of approximately $420,000.