Form 10-Q
period 2003-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2003-05-15
CIK 829608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
quarterly period ended March 31, 2003 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2003, 7,738,641 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash	$4,045	$2,392
Accounts receivable, less allowance for doubtful accounts of $4,936 (unaudited) and $5,284, respectively	22,137	19,473
Prepaids and other	2,832	2,219

Total current assets	29,014	24,084
Property and equipment, net of accumulated depreciation	33,764	33,547
Cost in excess of net assets acquired, net	26,846	28,822
Contracts, net	3,558	607
Other assets	3,438	3,078

Total assets	$96,620	$90,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,486	$3,338
Salaries and benefits payable	3,647	4,825
Other accrued liabilities	8,963	6,482
Revolving line of credit	6,975	5,383
Current portion of long-term debt	2,554	1,687

Total current liabilities	25,625	21,715
Long-term debt, less current portion	36,657	36,752
Deferred tax liability	2,502	258
Other liabilities	945	864

Total liabilities	65,729	59,589
Stockholders’ equity:
Preferred stock, $0.01 par value, 8,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 48,000 shares authorized; 7,739 issued and outstanding at March 31, 2003 and December 31, 2002	77	77
Additional paid-in capital	35,013	35,008
Notes receivable from stockholders	(711)	(259)
Accumulated deficit	(3,488)	(4,277)

Total stockholders’ equity	30,891	30,549

Total liabilities and stockholders’ equity	$96,620	$90,138

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,

	2003	2002

Revenue	$37,104	$23,188
Salaries, wages and employee benefits	17,785	13,970
Professional fees	4,451	3,108
Supplies	1,691	1,099
Rentals and leases	248	190
Other operating expenses	7,159	1,572
Provision for bad debts	1,322	715
Depreciation and amortization	667	386
Interest expense	1,420	1,372
Change in valuation of put warrants	960	—
Change in reserve on stockholder notes	(461)	—

	35,242	22,412
Income before income taxes	1,862	776
Provision for income taxes	1,073	21

Net income	$789	$755

Earnings per common share:
Basic	$0.10	$0.15

Diluted	$0.10	$0.14

Shares used in computing per share amounts:
Basic	7,739	4,991
Diluted	8,209	5,327

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

	Three Months Ended March 31,

	2003	2002

Operating Activities
Net income	$789	$755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	667	386
Provision for doubtful accounts	1,322	715
Accretion of detachable warrants	77	390
Non-cash stock compensation expense	5	109
Amortization of loan costs	160	51
Change in deferred tax liability	1,033	—
Change in valuation of put warrants	960	—
Change in reserve on stockholder notes	(461)	—
Long-term interest accrued	81	81
Changes in operating assets and liabilities:
Accounts receivable	(3,986)	(2,430)
Prepaids and other assets	(973)	(101)
Accounts payable	148	361
Accrued liabilities	1,303	(662)

Net cash provided by (used in) operating activities	1,125	(345)
Investing activities:
Capital purchases of property and equipment	(628)	(187)
Change in net assets of discontinued operations	—	(36)
Other assets	(180)	(49)

Net cash used in investing activities	(808)	(272)
Financing activities:
Net principal borrowings on long-term debt	1,336	570
Payment of loan costs	—	(62)
Proceeds from issuance of common stock	—	4

Net cash used in financing activities	1,336	512
Net increase (decrease) in cash	1,653	(105)
Cash at beginning of the period	2,392	1,262

Cash at end of the period	$4,045	$1,157

Significant Non-cash Transactions:
Issuance of detachable stock warrants as consideration for Bridge Loan	$—	$299

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Psychiatric Solutions, Inc. (“Psychiatric Solutions” or the “Company”) have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003.

2. Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. The Company has calculated its earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,

	2003	2002

Numerator:
Net income available to common stockholders	$789	$755
Denominator:
Weighted average shares outstanding for basic earnings per share	7,739	4,991
Effects of dilutive stock options and warrants outstanding	470	336

Shares used in computing diluted earnings per common share	8,209	5,327

Earnings per common share, basic	$0.10	$0.15

Earnings per common share, diluted	$0.10	$0.14

Diluted earnings per share for the three months ended March 31, 2003 and 2002, do not include debt outstanding that is convertible into 422,000 and 483,000 shares, respectively, as its effect would be antidilutive.

3. Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company does not plan to adopt the fair-value method of accounting for stock options at the current time.

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options was estimated using the Black-Scholes option pricing model.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

The following weighted-average assumptions were used:

	For the three months ended March 31,

	2003	2002

Risk-free interest rate	2.44%	3.00%
Volatility	68.70%	111.70%
Expected life	4	4
Dividend yield	0.00%	0.00%

The weighted-average fair value of options granted are presented in the following table:

	For the three months ended March 31,

	2003	2002

Exercise Price equal to Market Price	$3.25	$4.12
Exercise Price less than Market Price	$—	$3.74
Exercise Price greater than Market Price	$5.04	$2.64

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

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	For the three months ended March 31,

	2003	2002

Net income	$789	$755
Pro forma compensation expense from stock options	25	67

Pro forma net income	$764	$688

Basic pro forma earnings per share	$0.10	$0.14

Diluted pro forma earnings per share	$0.09	$0.13

4. Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of Psychiatric Solutions’ business strategy. Because Psychiatric Solutions has grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between its financial statements for the fiscal periods presented. In addition, because Psychiatric Solutions owns a relatively small number of facilities, an individual acquisition may have a material effect on its overall operating performance. At the time a facility is acquired, Psychiatric Solutions implements a number of measures to lower costs and may make significant investments in the facility. Therefore, the financial performance of a newly acquired facility may adversely affect the Company’s overall performance in the short-term.

On July 1, 2002, Psychiatric Solutions acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc. for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois owns the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to Psychiatric Solutions’ 2001 Senior Credit Facility.

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

As a part of the merger with PMR, the Company became the holder of promissory notes with certain shareholders of PMR and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

subsequently Psychiatric Solutions. A certain provision of the shareholder notes allows the shareholders to repay those notes with stock of the Company at the higher of a stated price or market value of the stock. Because the stated price was higher than the market value at December 31, 2002, the Company recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of the Company’s common stock during the three months ended March 31, 2003, the Company released $461,000 of the reserve on the shareholder notes.

During the three months ended March 31, 2003, the Company finalized the valuation of identifiable intangible assets acquired in the merger with PMR. As a result, the Company reclassified approximately $3.7 million, the value of contracts acquired in the PMR merger, from cost in excess of net assets acquired to contracts.

5. Debt

In November 2001, Psychiatric Solutions entered into a senior credit facility of $33.2 million (“2001 Senior Credit Facility”). The 2001 Senior Credit Facility was amended on June 28, 2002 to provide for an additional $7.95 million pursuant to a new non-revolving term note. The 2001 Senior Credit Facility, as revised, provides for a total credit facility of $41.15 million, consisting of $23.65 million of non-revolving term loans and a $17.5 million revolving working capital line of credit. Both facilities are secured by substantially all of Psychiatric Solutions’ assets and the stock of its subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.25% to 4.75% subject to a floor of 10%. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 7.25%, and is due in November 2004. At March 31, 2003, the interest rate was 7.25%. Until the due date, Psychiatric Solutions may borrow, repay and re-borrow an amount not to exceed the lesser of $17.5 million or the borrowing base (as defined in the 2001 Senior Credit Facility). As of March 31, 2003, the Company had approximately $7.2 million available under the revolving line of credit. Under the revolving line of credit, all of Psychiatric Solutions’ collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by the lender. The funds deposited in the lockbox are applied to outstanding borrowings with the lender on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short-term as of December 31, 2002 and March 31, 2003. Psychiatric Solutions must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. Such fees were approximately $22,000 for the three months ended March 31, 2003.

The 2001 Senior Credit Facility contains customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) a limitation on capital expenditures, sales of assets, mergers, changes of ownership and management, new lines of business and dividends and (iii) various financial covenants. As of March 31, 2003, Psychiatric Solutions was in compliance with all applicable debt covenant requirements. If Psychiatric Solutions’ results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 Senior Credit Facility could become immediately payable and additional borrowings could be restricted. As of March 31, 2003, approximately $24.0 million was outstanding under the 2001 Senior Credit Facility. As discussed in Note 9, the Senior Credit Facility was amended April 1, 2003.

In connection with the acquisition of Sunrise Behavioral Health, Ltd., a manager of inpatient psychiatric units in acute care hospitals, in May 2000, Psychiatric Solutions issued subordinated convertible notes in the amount of $3.6 million. These convertible notes are due May 1, 2005 and accrue interest at 9% per annum. The principal amount of these convertible notes is convertible into shares of the Company’s common stock based on conversion prices of $8.53 to $9.59 per share.

Psychiatric Solutions also issued promissory notes totaling $4.5 million in connection with its acquisitions of three facilities. One note in the amount of $2.5 million accrued interest at 9% per annum and matured on June 30, 2002. Psychiatric Solutions paid this note in full with a portion of the proceeds of its subordinated debt offering described below. The remaining $2.0 million note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, both notes contain cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. Psychiatric Solutions was in compliance with these covenants as of March 31, 2003. As discussed in Note 9, the Company paid down $1.0 million on its subordinated debt subsequent to March 31, 2003.

On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. Approximately $7.5 million of the proceeds were used to fund a portion of the acquisition of Riveredge Hospital in July 2002, and approximately $2.5 million of the proceeds were used to reduce current indebtedness. The remaining $10 million of senior subordinated notes may be issued to fund additional acquisitions of free-standing psychiatric facilities and for general working capital purposes, subject generally to approval by the 1818 Fund. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% and 1% if the notes are prepaid prior to the first anniversary, second anniversary or third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of Psychiatric Solutions, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also require Psychiatric Solutions to comply with financial and other covenants.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

In connection with the issuance of the senior subordinated notes, the Company issued detachable stock purchase warrants for the purchase of 372,412 shares of the Company’s stock at an exercise price of $.01 per share which provide the holder with the ability to require the Company to repurchase their warrants or stock acquired upon exercise of the warrants at fair market value for cash. The agreement provides the holder of the warrant to exercise the warrant by payment of cash or delivery of shares. The warrants are exercisable for ten years from the effective date. The initial value of the warrants of approximately $2,000,000 is being amortized to interest expense over the term of the senior subordinated notes. The fair value of the warrants totaled approximately $3.0 million and $2.0 million at March 31, 2003 and December 31, 2002, respectively, and is included as a component of long term debt. Because the holder of the warrants has the ability to require the Company to repurchase the warrants for cash, the warrants constitute a derivative which requires changes in value of the warrants to be recorded as an increase or decrease to earnings. For each $1 increase in stock price, the Company will be required to record non-cash expense of approximately $372,500. For the three months ended March 31, 2003, the Company recorded non-cash expense related to the warrants of $960,000. The stock purchase warrants contain provisions that allow the issuer to “put” their warrants, or stock after exercise, back to the Company at fair market value for cash or for the deliverance of shares. The put price under the agreement would approximate $3 million or require the deliverance of 371,947 shares as of March 31, 2003. As discussed in Note 9, the Company and the 1818 Fund have entered into a written agreement for the 1818 Fund to exercise its stock purchase warrant to purchase 372,412 shares of the Company’s common stock.

6. Income Taxes

During prior years, the Company generated net operating loss (“NOL”) carryforwards for federal and state income tax purposes. As a result of the NOL carryforwards, the Company has not recorded a provision for income tax for the period ended March 31, 2002. During the fourth quarter of 2002, the Company released its valuation allowance and recorded a corresponding income tax benefit for the twelve months ended December 31, 2002. The provision recorded for the three months ended March 31, 2003 reflects an effective tax rate of approximately 58% due to the non deductible charge related to the valuation of the put warrants discussed in Note 5.

7. Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company determined that, as of March 31, 2003, it operates in two reportable segments: (1) Psychiatric Unit Management, and (2) Freestanding Psychiatric Facilities. The Psychiatric Unit Management division provides psychiatric management and development services to behavioral health units in hospitals and clinics. The Freestanding Psychiatric Facilities division includes owned psychiatric facilities. As of March 31, 2003, the Company managed 48 behavioral health units and owned five psychiatric facilities in three states. Activities classified as “Other” in the following schedule relate primarily to unallocated home office items.

The following is a financial summary by business segment for the periods indicated. EBITDA represents income from continuing operations before interest expense (net of interest income), income taxes, depreciation, and amortization. EBITDA is commonly used as an analytical indicator within the healthcare industry and serves as a measure of leverage capacity and debt service ability. In addition, the Company uses EBITDA as the measure of operating profitability of its segments and their components. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded in determining EBITDA are significant components in understanding and assessing financial performance. Because neither is a measurement determined in accordance with accounting principles generally accepted in the United States, it is susceptible to varying calculations, and as a result our calculation of EBITDA as presented may not be comparable to EBITDA or other similarly titled measures used by other companies (in thousands):

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Three months ended March 31, 2003
Revenue	$26,087	$11,017	$—	$37,104
EBITDA	$4,090	$1,839	$(1,476)	$4,453
Depreciation and amortization	385	265	17	667
Interest expense	907	81	432	1,420
Inter-segment expenses	940	674	(1,614)	—
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	(461)	—	(461)
Non-cash stock compensation expense	—	—	5	5

Income (loss) before income taxes	$1,858	$1,280	$(1,276)	$1,862

Segment assets	$53,727	$34,449	$8,444	$96,620

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Three months ended March 31, 2002
Revenue	$16,847	$6,341	$—	$23,188
EBITDA	$1,664	$1,681	$(702)	$2,643
Depreciation and amortization	272	82	32	386
Interest expense	645	81	646	1,372
Inter-segment expenses	618	174	(792)	—
Non-cash stock compensation expense	—	—	109	109

Income (loss) before income taxes	$129	$1,344	$(697)	$776

Segment assets	$33,360	$20,341	$2,200	$55,901

8. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect this new interpretation to have a material effect on its future results of operations or financial position.

9. Subsequent Events

During April 2003, Psychiatric Solutions completed the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash. The six facilities which have an aggregate of 792 beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. For 2002, the facilities produced combined revenues of $76 million. The purchase was financed through borrowings on the Company’s 2001 Senior Credit Facility amounting to approximately $50.5 million and $12.5 million from the private placement of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”).

On April 1, 2003, the Company received $12.5 million from the private placement of 2,272,727 shares of Convertible Preferred Stock. The proceeds represent one half of the commitment from the investors and were used to purchase six facilities from The Brown Schools, Inc. The Company expects to receive the second half of the commitment, or $12.5 million, in exchange for another 2,272,727 shares of Convertible Preferred Stock, on July 1, 2003. Each share of Convertible Preferred Stock is convertible into one common share. The impact of the Convertible Preferred Stock on diluted earnings per share will be calculated using the if-converted method. The Company expects to use the proceeds to fund additional acquisitions of freestanding psychiatric patient facilities.

On April 1, 2003, the Company announced the expansion of its 2001 Senior Credit Facility with its senior lender, CapitalSource Finance LLC. The aggregate 2001 Senior Credit Facility now exceeds $80 million with the increase of the revolving credit facility to $28 million from $17.5 million and through a new $36 million term loan. The Company borrowed approximately $52.2 million during April 2003, including $16.2 million under the revolving line of credit, under the expanded 2001 Senior Credit Facility to purchase six facilities from The Brown Schools, Inc. The total amount borrowed to finance the acquisition of these facilities included $1.0 million used to pay down subordinated debt and approximately $700,000 in transaction costs.

On April 9, 2003, Psychiatric Solutions announced the definitive agreement to acquire Ramsay Youth Services, Inc. (“Ramsay”) in a transaction valued at approximately $78 million, consisting of $58.1 million in cash, or $5.00 per share, for Ramsay’s common stock, and the assumption of Ramsay’s outstanding debt. Completion of the transaction, expected to occur in early July 2003, is subject to customary closing conditions, including receipt of regulatory approvals, as well as approval by Ramsay’s stockholders. Certain members of Ramsay’s Board of Directors and executive management have executed voting agreements with the Company in favor of the transaction, representing approximately 64% of Ramsay’s outstanding common stock. The Company is in the process of arranging financing for the transaction and has received a “highly confident” letter from its senior lender. The Ramsay acquisition would add 11 free-standing behavioral health facilities, representing approximately 1,240 beds. Ramsay produced revenues of $145.2 million for 2002.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

The Company and the 1818 Fund have entered into a written agreement for the 1818 Fund to exercise its stock purchase warrant to purchase 372,412 shares of the Company’s common stock. In addition, the written agreement provides that, effective April 1, 2003, the 1818 Fund waived its ability to require that the Company repurchase its stock purchase warrant to purchase 372,412 shares of the Company’s common stock. As such, the Company will no longer be required to record non-cash expense for increases in the fair market value of its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of (“Psychiatric Solutions, Inc.” or the “Company”) and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) the failure to complete the acquisition of Ramsay Youth Services, Inc. (“Ramsay”); (2) potential competition which alters or impedes the Company’s acquisition strategy by decreasing the Company’s ability to acquire additional facilities on favorable terms; (3) the ability of the Company to improve the operations of acquired facilities; (4) the ability to maintain favorable and continuing relationships with physicians who use the Company’s facilities; (5) the limited operating history of the Company; (6) the ability to receive timely additional financing on terms acceptable to the Company to fund the Company’s acquisition strategy (including Ramsay) and capital expenditure needs; (7) risks inherent to the healthcare industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state healthcare programs or managed care companies and exposure to claims and legal actions by patients and others; and (8) potential difficulties in integrating the operations of Psychiatric Solutions, Inc. with The Brown Schools, Inc., Ramsay and other acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, under the caption “Risk Factors.” A copy of the Form 10-K may be obtained from the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

Overview

Psychiatric Solutions Inc. (“Psychiatric Solutions” or the “Company”) is a leading provider of behavioral health care services in the United States.

As of March 31, 2003, Psychiatric Solutions owned and operated five free-standing psychiatric facilities which provided psychiatric services to patients in the Houston, Texas; Austin, Texas; Raleigh, North Carolina; and Chicago, Illinois areas and managed 48 psychiatric units for third party acute care hospitals in 14 states. Psychiatric Solutions also has a contract to provide mental health care management services to approximately 4,300 children and adults with serious mental illness in the Nashville, Tennessee area. Psychiatric Solutions’ objective is to provide high-quality, cost-effective psychiatric services in the communities it serves. Through its managed and freestanding psychiatric facilities, Psychiatric Solutions offers a comprehensive array of behavioral health programs to critically ill children, adolescents and adults.

The Company was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 113 Seaboard Lane, Suite C-100, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700.

Recent Developments

$25 Million Private Placement of Convertible Preferred Stock. On April 1, 2003, the Company received $12.5 million in connection with the private placement of 2,272,727 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. The investors are previous investors, with Oak Investment Partners and Salix Ventures (or related entities) being among the co-founders of Psychiatric Solutions. Representatives of Salix Ventures and Brown Brothers Harriman & Co. serve on the Company’s Board of Directors, and a representative of Oak Investment Partners joined the Board in connection with the private placement. The proceeds represent one half of the commitment from the investors and were used to purchase six facilities from The Brown Schools, Inc. as described below. The Company expects to receive the second half of the commitment, or $12.5 million, for another 2,272,727 shares of Convertible Preferred Stock, on July 1, 2003. Each share of Convertible Preferred Stock is convertible into one share of common stock. The impact of the Convertible Preferred Stock on diluted earnings per share will be calculated using the if-converted method. The Company expects to use the proceeds to fund additional acquisitions of freestanding psychiatric patient facilities.

The Brown Schools Acquisition. During April 2003, Psychiatric Solutions completed the purchase of six psychiatric facilities from The Brown Schools, Inc. (the “Brown Schools”) for $63 million in cash. The six facilities which have an aggregate of 792 beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. For 2002, the facilities produced combined revenues of $76 million. The purchase was financed through borrowings on the Company’s 2001 Senior Credit Facility in the amount of approximately $50.5 million and $12.5 million from the private placement of shares of our Convertible Preferred Stock described above.

2001 Senior Credit Facility. On April 1, 2003, the Company announced the expansion of its 2001 Senior Credit Facility with its senior lender, CapitalSource Finance LLC (“CapSource”). The aggregate 2001 Senior Credit Facility currently exceeds $80 million with the increase of the revolving credit facility to $28 million from $17.5 million and a new $36 million term loan. The Company borrowed approximately $52.2 million during April 2003, including $16.2 million under the revolving line of credit, under the expanded 2001 Senior Credit Facility to purchase six facilities from Brown Schools. The total amount borrowed to finance the acquisition of these facilities included $1.0 million used to pay down subordinated debt and approximately $700,000 in transaction costs.

Ramsay Acquisition. On April 9, 2003, Psychiatric Solutions announced the definitive agreement to acquire Ramsay Youth Services, Inc. (“Ramsay”) in a transaction valued at approximately $78 million, consisting of $58.1 million in cash, or $5.00 per share, for Ramsay’s common stock, and the assumption of Ramsay’s outstanding debt. Completion of the transaction, expected in occur in early July 2003, is subject to customary closing conditions, including receipt of regulatory approval, as well as approval by Ramsay’s stockholders. Certain members of Ramsay’s Board of Directors and executive management have executed voting agreements with the Company in favor of the transaction, representing approximately 64% of Ramsay’s outstanding common stock. The Company is in the process of arranging financing for the transaction and has received a “highly confident” letter from CapSource. The Ramsay acquisition would add 11 free-standing behavioral health facilities, representing approximately 1,240 beds. Ramsay produced revenues of $145.2 million for 2002.

Impact of Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of Psychiatric Solutions’ business strategy. Because Psychiatric Solutions has grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between its financial statements for the fiscal periods presented. In addition, because Psychiatric Solutions owns a relatively small number of facilities, an individual acquisition may have a material effect on its overall operating performance. At the time a facility is acquired, Psychiatric Solutions implements a number of measures to lower costs and may make significant investments in the facility. Therefore, the financial performance of a newly acquired facility may adversely affect the Company’s overall performance in the short-term.

On July 1, 2002, Psychiatric Solutions acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc. for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois owns the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to Psychiatric Solutions’ 2001 Senior Credit Facility.

On August 5, 2002, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation (“PMR”), merged with and into Psychiatric Solutions, Inc., whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). The surviving corporation in the merger was PSH, which became a wholly-owned subsidiary of PMR, a publicly traded company. In connection with the merger, PMR changed its name to Psychiatric Solutions, Inc. and, effective August 6, 2002, the shares of Psychiatric Solutions, Inc., formerly known as PMR Corporation, were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” Because the former PSH stockholders own a majority of the surviving corporation’s outstanding common stock, the acquisition was a “reverse acquisition” and PSH was the acquiring company for accounting purposes. For more information relating to the merger, see Note 1 to Notes to Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Sources of Revenue

Patient Service Revenue. Patient service revenue is generated by Psychiatric Solutions’ inpatient facilities as a result of services provided to patients within the facility setting. Patient service revenue is reported on the accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the quarter ended March 31, 2003, patient service revenue comprised approximately 70% of total revenue.

Management Fee Revenue. Management fee revenue is earned by Psychiatric Solutions’ unit management division. The Psychiatric Unit Management division receives contractually determined management fees and director fees from hospitals and clinics for providing psychiatric management and development services. For the quarter ended March 31, 2003, management fee revenue comprised approximately 30% of total revenue.

Results of Operations

The following table sets forth, for the periods indicated, Psychiatric Solutions’ operating results (unaudited, dollars in thousands):

	Three Months Ended March 31,

	2003		2002

	Amount	%	Amount	%

Revenue	$37,104	100.0%	$23,188	100.0%
Salaries, wages, and employee benefits	17,781	47.9%	13,861	59.8%
Professional fees	4,451	12.0%	3,108	13.4%
Supplies	1,690	4.6%	1,099	4.7%
Provision for bad debts	1,322	3.6%	715	3.1%
Other operating expenses	7,407	20.0%	1,762	7.6%

EBITDA (1)	4,453	12.0%	2,643	11.4%
Depreciation and amortization	667	1.8%	386	1.7%
Other non-cash expenses:
Change in valuation of put warrants	960	2.6%	—	0.0%
Change in reserve on stockholder notes	(461)	-1.2%	—	0.0%
Non-cash stock compensation expense	5	0.0%	109	0.5%
Interest expense	1,420	3.8%	1,372	5.9%

Income before income taxes	1,862	5.0%	776	3.3%
Provision for income taxes	1,073	2.9%	21	0.1%

Net income	$789	2.1%	$755	3.3%

	Three Months Ended March 31,

	2003	2002	% Change

Consolidated:
Number of facilities at period end	5	4	25.0%
Admissions	4,344	3,144	38.2%
Patient days	45,785	30,821	48.6%
Same facility (2):
Number of facilities at period end	4	4	—
Admissions	3,363	3,144	7.0%
Patient days	33,213	30,821	7.8%

(1)	EBITDA is defined as income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, and other items not considered operating items by management. While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. In addition, the Company uses EBITDA as the measure of operating profitability of its segments and their components. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Same facility information excludes the operations of Riveredge Hospital which was acquired July 1, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue. Revenue from continuing operations was $37.1 million for the quarter ended March 31, 2003, compared to $23.2 million for the quarter ended March 31, 2002, an increase of $13.9 million or 59.9%. Revenue from owned facilities accounted for $26.1 million of the first quarter 2003 results compared to $16.8 million of the first quarter 2002 results, an increase of $9.3 million or 55.4%. The increase in revenues from owned facilities relates primarily to revenues of $7.2 million in the current period at Riveredge Hospital which was acquired July 1, 2002. The remainder of the increase in revenues from owned facilities is attributable to growth at the other four facilities as evidenced by same facility growth in admissions and patient days of 7.0% and 7.8%, respectively. Revenue from unit management contracts accounted for $11.0 million of the first quarter 2003 results compared to $6.3 million of the first quarter 2002 results, an increase of $4.7 million or 74.6%. The increase in revenues from unit management contracts relates to the additional unit management operations acquired in the merger with PMR Corporation. See “Impact of Mergers and Acquisitions” under this Item II.

Salaries, wage, and employee benefits. Salaries, wages and employee benefits expense was $17.8 million, or 47.9% of revenue for the quarter ended March 31, 2003, compared to $13.9 million, or 59.8% of revenue for the quarter ended March 31, 2002. Salaries, wages and employee benefits expense from owned facilities was $13.7 million in first quarter 2003, or 52.5% of first quarter 2003 revenue from owned facilities, compared to $10.1 million in first quarter 2002 or 60.1% of first quarter 2002 revenue from owned facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned facilities relates to cost containment efforts within the Company’s owned facilities. Salaries, wages and employee benefits expense from unit management contracts was $3.4 million in first quarter 2003, or 30.9% of first quarter 2003 revenue from unit management contracts, compared to $3.3 million in first quarter 2002, or 52.4% of first quarter 2002 revenue from unit management contracts. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from unit management contracts relates to the Company’s acquisition from PMR of a contract to provide case management services in and around Nashville, Tennessee. All costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for the Company’s corporate office was $674,000 for first quarter 2003 compared to $459,000 for first quarter 2002 as the result of the addition of staff necessary to manage the acquisitions during the later part of 2001 and 2002.

Professional fees. Professional fees were $4.5 million, or 12.0% of revenue for the quarter ended March 31, 2003, compared to $3.1 million, or 13.4% of revenue for the quarter ended March 31, 2002. Professional fees from owned facilities were $3.2 million in first quarter 2003, or 12.3% of first quarter 2003 revenue from owned facilities, compared to $2.1 million in first quarter 2002, or 12.5% of first quarter 2002 revenue from owned facilities. Professional fees from unit management contracts were $881,000 in first quarter 2003, or 8.0% of first quarter 2003 revenue from unit management contracts, compared to $893,000 in first quarter 2002, or 14.2% of first quarter 2002 revenue from unit management contracts. This decrease in professional fees from unit management contracts as a percentage of revenue from unit management contracts relates primarily to the classification of the costs to provide case management services in and around Nashville, Tennessee as other operating expenses. Professional fees for the Company’s corporate office were $416,000 in first quarter 2003 compared to $90,000 in first quarter 2002. The increase in professional fees at the Company’s corporate office relates to accounting, legal, and other services required to meet the needs of a public company and the newly integrated acquisitions.

Supplies. Supplies expense was $1.7 million, or 4.6% of revenue for the quarter ended March 31, 2003, compared to $1.1 million, or 4.7% of revenue for the quarter ended March 31, 2002. Supplies expense at owned facilities comprises the majority of supplies expense for the Company as a whole. The overall increase was due to the acquisition of Riveredge Hospital in July 2002. Supplies necessary at owned facilities include medical, pharmaceutical and office supplies. Supplies expense for the unit management division and the corporate office consist of office supplies and are negligible to supplies expense overall.

Provision for bad debts. The provision for bad debts was $1.3 million, or 3.6% of revenue for the quarter ended March 31, 2003, compared to $715,000, or 3.1% of revenue for the quarter ended March 31, 2002. The provision for bad debts at owned facilities was $1.2 million in first quarter 2003, or 4.6% of first quarter 2003 owned facility revenue, compared to $647,000 in first quarter 2002, or 3.9% of first quarter 2002 owned facility revenue. This increase in provision for bad debts at owned facilities as a percentage of owned facility revenue relates to changes in payor mix and the impact of acquisitions. The provision for bad debts related to unit management contracts was negligible for both periods presented, as the provision represents approximately 1% of revenue from unit management contracts in first quarter 2003 and 2002.

Other operating expenses. Other operating expenses were approximately $7.4 million, or 20.0% of revenue for the quarter ended March 31, 2003, compared to $1.8 million, or 7.6% of revenue for the quarter ended March 31, 2002. Other operating expenses for owned facilities were $2.3 million in first quarter 2003, or 8.8% of first quarter 2003 owned facility revenue, compared to $1.2 million in 2002, or 7.1% of 2002 owned facility revenue. This increase in other operating expenses for owned facilities as a percentage of owned facility revenue relates primarily to increased insurance costs in 2003. Other operating expenses for unit management contracts were $4.7 million in first quarter 2003, or 42.7% of first quarter 2003 unit management revenue, compared to $387,000 in first quarter 2002, or 6.1% of first quarter 2002 unit management revenue. This increase in other operating expenses for unit management contracts as a percentage of unit management revenue is attributable to the contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted. Other operating expenses at the Company’s corporate office increased to $378,000 in first quarter 2003 from $148,000 in first quarter 2002 primarily due to increased insurance costs in 2003.

Depreciation and amortization. Depreciation and amortization expense was $667,000 for the quarter ended March 31, 2003 compared to $386,000 for the quarter ended March 31, 2002, an increase of $281,000 or 72.8%. This increase in depreciation and amortization expense is the result of the acquisitions of Riveredge Hospital in July 2002 and PMR in August 2002.

Other non-cash expenses. Other non-operating expenses totaled $504,000, or 1.4% of revenue for the quarter ended March 31, 2003, compared to $109,000, or less than 1.0% of revenue for the quarter ended March 31, 2002. Other non-operating expenses for all periods presented represent non-cash items. Other non-operating expenses for first quarter 2003 consisted of $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” in this Item 2), the release $461,000 in reserves related to the Company’s stockholder notes and $5,000 in expense related to stock options granted below market in first quarter 2002. Other non-operating expenses for first quarter 2002 relate to stock options granted below market value in first quarter 2002.

Interest expense. Interest expense remained relatively unchanged at $1.4 million for the quarters ended March 31, 2003 and 2002. During the first quarter 2002 the Company recorded $390,000 of interest expense related to accretion of detachable stock purchase warrants. Such warrant accretion accounted for $77,000 in the first quarter 2003.

Liquidity and Capital Resources

As of March 31, 2003, Psychiatric Solutions had working capital of $3.4 million, including cash and cash equivalents of $4.0 million, compared to working capital of $2.4 million at December 31, 2002. Working capital includes amounts due under terms of Psychiatric Solutions’ revolving credit agreement under the 2001 Senior Credit Facility, which totaled $7.0 million and $5.4 million at March 31, 2003 and December 31, 2002, respectively. The revolving credit agreement requires that all non-governmental cash receipts be applied to reduce the outstanding balance under the revolving line of credit agreement. Such amounts can then be re-borrowed to the extent that borrowing capacity remains under the revolving line of credit. The increase in the working capital is primarily due to higher accounts receivable as the result of increases in the Company’s revenues during the three months ended March 31, 2003.

Cash used in operating activities changed from $345,000 for the three months ended March 31, 2002, to cash provided by operating activities of $1.1 million for the three months ended March 31, 2003. The increase in cash flows from operating activities was due to the acquisitions in the third quarter of 2002. Cash used in investing activities increased from $272,000 for the three months ended March 31, 2002 to cash used in investing activities of $808,000 for the three months ended March 31, 2003. This increase was due to capital purchases of certain computer equipment and software during the three months ended March 31, 2003. Cash provided by financing activities increased from $512,000 for the three months ended March 31, 2002 to cash provided by financing activities of $1.3 million for the three months ended March 31, 2003. This increase was due to additional principal borrowed for working capital.

In conjunction with the acquisition of Holly Hill Hospital in December 2001, Psychiatric Solutions entered into a senior credit facility of $33.2 million with CapSource (“2001 Senior Credit Facility”). The 2001 Senior Credit Facility was amended on June 28, 2002 to provide for an additional $7.95 million pursuant to a new non-revolving term note. The 2001 Senior Credit Facility, as revised, provides for a total credit facility of $41.15 million, consisting of $23.65 million of non-revolving term loans and a $17.5 million revolving working capital line of credit. Both facilities are secured by substantially all of Psychiatric Solutions’ assets and the stock of its subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.25% to 4.75% subject to a floor of 10%. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 7.25%, and is due in November 2004. At March 31, 2003, the interest rate under the revolving credit facility was 7.25%. Until the due date, Psychiatric Solutions may borrow, repay and re-borrow an amount not to exceed the lesser of $17.5 million or the borrowing base (as defined in the 2001 Senior Credit Facility). As of March 31, 2003, the Company had $10.5 million available under the revolving line of credit. Under the revolving line of credit, all of Psychiatric Solutions’ collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by the lender. The funds deposited in the lockbox are applied to outstanding borrowings with the lender on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short term as of December 31, 2002 and March 31, 2003. Psychiatric Solutions must pay an unused fee in the amount of 0.05% per month of the monthly unused portion of the 2001 Senior Credit Facility. Such fees were approximately $22,000 for the three months ended March 31, 2003.

The 2001 Senior Credit Facility contains customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) a limitation on capital expenditures, sales of assets, mergers, changes of ownership and management, new lines of business and dividends and (iii) various financial covenants. As of March 31, 2003, Psychiatric Solutions was in compliance with all applicable debt covenant requirements. If Psychiatric Solutions’ results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 Senior Credit Facility could become immediately payable and additional borrowings could be restricted. As of March 31, 2003, approximately $24.0 million was outstanding.

On April 1, 2003, the Company announced the expansion of its 2001 Senior Credit Facility with CapSource. The aggregate 2001 Senior Credit Facility currently exceeds $80 million with the increase of the revolving credit facility to $28 million from $17.5 million and a new $36 million term loan. The Company borrowed approximately $52.2 million during April 2003, including $16.2 million under the revolving line of credit, under the expanded 2001 Senior Credit Facility to purchase six facilities from The Brown Schools, Inc. The total amount borrowed to finance the acquisition of these facilities included $1.0 million used to pay down subordinated debt and approximately $700,000 in transaction costs.

In connection with the acquisition of Sunrise Behavioral Health, Ltd., a manager of inpatient psychiatric units in acute care hospitals, in May 2000, Psychiatric Solutions issued subordinated convertible notes in the amount of $3.6 million. These convertible notes are due May 1, 2005 and accrue interest at 9% per annum. The principal amount of these convertible notes is convertible into shares of the Company’s common stock based on conversion prices of $8.53 to $9.59 per share.

In 2001, Psychiatric Solutions also issued promissory notes totaling $4.5 million in connection with its acquisitions of three facilities. One note in the amount of $2.5 million accrued interest at 9% per annum and matured on June 30, 2002. Psychiatric Solutions paid off this note in full with a portion of the proceeds of its subordinated debt offering described below. The remaining $2.0 million note accrues interest at 9% per annum and is due June 30, 2005. In connection with the purchase of facilities from The Brown Schools in April 2003, $1.0 million of the $2.0 million note was repaid. Among other customary covenants, both notes contain cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. Psychiatric Solutions was in compliance with these covenants as of March 31, 2003.

On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. Approximately $7.5 million of the proceeds were used to fund a portion of the acquisition of Riveredge Hospital, and approximately $2.5 million of the proceeds were used to reduce current indebtedness. The remaining $10 million of senior subordinated notes may be issued to fund additional acquisitions of free-standing psychiatric facilities and for general working capital purposes, subject generally to approval by the 1818 Fund. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. The notes provide for a prepayment penalty of 6%, 3% or 1% if the notes are prepaid prior to the first anniversary, second anniversary and third anniversary of the closing date, respectively. The notes grant the holders the right to require prepayment in the event of a change of control of Psychiatric Solutions, subject to a prepayment penalty of 1% if redeemed on or before the third anniversary of the closing date. The notes also contain customary covenants which include: (i) a specified monthly patient census for any owned, operated or leased facilities, (ii) limitations on sales of assets (iii) maintenance of minimum interest coverage, leverage and fixed charge ratios.

In connection with the issuance of the senior subordinated notes, the Company issued detachable stock purchase warrants for the purchase of 372,412 shares of the Company’s stock at an exercise price of $.01 per share. As of the date of issuance, the Company’s shares were valued at $5.43 per share such that the fair value of the warrants totaled approximately $2.0 million Under Accounting Principles Board Opinion No. 14, Psychiatric Solutions is required to allocate a portion of the cash proceeds received from the notes to the stock purchase warrants with the offset recorded as a note discount and then amortized to the face value of the notes over the life of the notes. Under EITF 00-19, the Company is required to reclassify the amount initially recognized as capital in excess of par value to a long term liability and changes in fair value recorded to operations. For each $1 increase in stock price, the Company will be required to record non-cash expense of approximately $372,000. For the three months ended March 31, 2003 the Company recorded non cash expense related to the warrants of $960,000. The stock purchase warrants contain provisions that allow the issuer to “put” their warrants, or stock after exercise, back to the Company at fair market value for cash or for the deliverance of shares. The put price under the agreement would approximate $3 million or require the deliverance of 371,947 shares as of March 31, 2003.

The Company and the 1818 Fund have entered into a written agreement for the 1818 Fund to exercise its stock purchase warrant to purchase 372,412 shares of the Company’s common stock. In addition, the written agreement provides that, effective April 1, 2003, the 1818 Fund waived its ability to require that the Company repurchase its stock purchase warrant to purchase 372,412 shares of the Company’s common stock. As such, the Company will no longer be required to record non-cash expense for increases in the fair market value of its common stock.

On November 25, 2002, the Company entered into a mortgage loan agreement to borrow $4,928,000 from the U.S. Department of Housing and Urban Development (“HUD”), secured by real estate located at Holly Hill Hospital in Raleigh, NC. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. The Company used proceeds from the loan to replace $4,385,000 of its senior term loan with CapSource, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

On April 1, 2003, Psychiatric Solutions received $12.5 million in connection with the private placement of 2,272,727 shares of Convertible Preferred Stock with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Fund. See “Recent Developments” in this Item 2.

During April 2003, Psychiatric Solutions completed the purchase of six psychiatric facilities from The Brown Schools for $63 million in cash. See “Recent Developments” in this Item 2.

Psychiatric Solutions believes that its working capital on hand, cash flows from operations and additional borrowings under the existing line of credit will be sufficient to fund the Company’s operating needs, planned capital expenditures and debt service requirements for the next 12 months. As previously announced, Psychiatric Solutions entered into a definitive agreement to acquire Ramsay in a transaction valued at approximately $78 million, consisting of $58.1 million in cash, or $5.00 per share, for Ramsay’s common stock, and the assumption of Ramsay’s outstanding debt. The Company is in the process of arranging financing for the transaction and has received a “highly confident” letter from CapSource.

In addition, the Company intends to acquire additional psychiatric facilities and is actively seeking acquisitions that fit its corporate growth strategy. Management continually assesses its capital needs and will likely seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company. Failure to obtain additional financing on reasonable terms could have a negative effect on the Company’s plans to acquire additional psychiatric facilities.

Contractual Obligations

	Payments Due by Period (in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long term debt	$46,186	$9,529	$20,703	$52	$15,902
Lease obligations	2,064	862	980	222	—
Information systems commitments	1,276	427	671	178	—

	$49,526	$10,818	$22,354	$452	$15,902

The carrying value of our total long-term debt, including current maturities, of $46.2 million and $43.8 million at March 31, 2003 and December 31, 2002, respectively, approximated fair value. We had $24.0 million of variable rate debt outstanding at March 31, 2003. At the March 31, 2003 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease net income and cash flows by $221,000.

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

The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. Psychiatric Solutions estimates the allowance for doubtful accounts primarily based upon the age of the accounts since the patient discharge date. Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on Psychiatric Solutions’ results of operations and cash flows.

The primary collection risk with regard to receivables due under management contracts is attributable to liquidity of client financial capital. Psychiatric Solutions estimates the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with its patient receivables, Psychiatric Solutions continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts.

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

Professional and General Liability

The Company is subject to medical malpractice and other lawsuits due to the nature of the services provided. For the years ended December 31, 2000 and 2001, and through December 5, 2002, the Company has obtained professional and general liability insurance for claims in excess of $100,000, up to a maximum of $1 million per occurrence and $3 million aggregate, with an additional $5 million in excess coverage. On December 6, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. The Company has established a captive insurance company to manage this additional self insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $1.1 million as of March 31, 2003, with approximately $750,000 relating to previous years.

Income taxes

As part of the Company’s process for preparing consolidated financial statements, management is required to compute income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities that are components of the Company’s balance sheet. Management then assesses the realizability of the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. Management must also assess the impact of acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then the Company’s valuation allowance is reduced accordingly as an adjustment to purchase price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The additional information required by this item is provided under Part II, Item 2 of this Quarterly Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. Because there were no significant deficiencies or material weaknesses identified in the Company’s internal controls, the Company did not take any corrective action.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Psychiatric Solutions is subject to various claims and legal actions which arise in the ordinary course of business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding which would have a material adverse effect on Psychiatric Solutions’ financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 2003, Psychiatric Solutions held a special meeting of stockholders. The following matters were submitted to a vote of stockholders:

     (1)  The stockholders approved an amendment to Article V(A) of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company’s preferred stock, par value $.01 per share, from 2,000,000 shares to 6,000,000 shares.

The votes were as follows:

Votes cast for	5,911,056
Votes cast against	165,801
Votes withheld	1,082

     (2)  The stockholders approved the issuance and sale of 4,545,454 shares of Series A Convertible Preferred Stock in a private placement.

The votes were as follows:

Votes cast for	5,911,005
Votes cast against	165,852
Votes withheld	1,082

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

2.1	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2003).

99.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

1.	On February 4, 2003, Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing the signing of a definitive agreement with affiliates of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. for the purchase of $25 million of the Company’s Series A Convertible Preferred Stock.

2.	On February 14, 2003, Psychiatric solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing that the Company had signed a definitive agreement for the purchase of six psychiatric facilities from The Brown Schools, Inc. for $63 million in cash.

3.	On March 14, 2003, Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing the operating results of Psychiatric Solutions for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.

Dated: May 15, 2003	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer

I, Joey A. Jacobs, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Psychiatric Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 15, 2003

/s/ Joey A. Jacobs Joey A. Jacobs Chief Executive Officer

SIGNATURES

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

May 15, 2003

/s/ Jack E. Polson Jack E. Polson Chief Accounting Officer