Form 10-Q
period 2003-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2003-08-14
CIK 829608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (I.R.S. Employer Identification No.)

113 Seaboard Lane, Suite C-100 Franklin, TN 37067 (Address of Principal Executive Offices, Including Zip Code)

(615) 312-5700 (Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   [  ]   No   [X]

     As of August 11, 2003, 8,606,709 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash	$9,912	$2,392
Accounts receivable, less allowance for doubtful accounts of $9,558 (unaudited) and $5,284, respectively	58,129	19,473
Prepaids and other	8,699	2,219

Total current assets	76,740	24,084
Property and equipment, net of accumulated depreciation	134,165	33,547
Cost in excess of net assets acquired, net	51,119	28,822
Contracts, net	3,322	607
Other assets	17,190	3,078

Total assets	$282,536	$90,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,100	$3,338
Salaries and benefits payable	11,386	4,825
Other accrued liabilities	16,758	6,482
Revolving line of credit	—	5,383
Current portion of long-term debt	761	1,687

Total current liabilities	43,005	21,715
Long-term debt, less current portion	172,507	36,752
Deferred tax liability	1,969	258
Other liabilities	2,460	864

Total liabilities	219,941	59,589
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 4,545 shares outstanding at June 30, 2003	25,020	—
Redeemable common stock	3,609	—
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 8,649 and 7,739 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	83	77
Additional paid-in capital	38,946	35,008
Notes receivable from stockholders	(804)	(259)
Accumulated deficit	(4,259)	(4,277)

Total stockholders’ equity	33,966	30,549

Total liabilities and stockholders’ equity	$282,536	$90,138

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue	$57,438	$22,617	$94,532	$45,803
Salaries, wages and employee benefits	28,736	13,524	46,522	27,494
Professional fees	6,876	3,279	11,328	6,387
Supplies	2,993	1,133	4,683	2,232
Rentals and leases	534	187	782	377
Other operating expenses	9,965	1,682	17,124	3,256
Provision for bad debts	1,336	420	2,657	1,135
Depreciation and amortization	1,068	412	1,735	797
Interest expense, net	2,386	1,123	3,797	2,492
Loss on refinancing long-term debt	4,586	—	4,586	—
Change in valuation of put warrants	—	—	960	—
Change in reserve on stockholder notes	(84)	—	(545)	—

	58,396	21,760	93,629	44,170
Income before income taxes	(958)	857	903	1,633
(Benefit from) provision for income taxes	(364)	—	708	21

Net (loss) income	$(594)	$857	$195	$1,612
Accrued preferred stock dividends	177	—	177	—

Net (loss) income available to common stockholders	$(771)	$857	$18	$1,612

Earnings per common share:
Basic	$(0.09)	$0.17	$0.00	$0.32

Diluted	$(0.09)	$0.16	$0.00	$0.30

Shares used in computing per share amounts:
Basic	8,154	4,993	7,947	4,992
Diluted	8,154	5,834	8,420	5,832

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002

Operating Activities
Net income	$195	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,735	797
Provision for doubtful accounts	2,657	1,135
Accretion of detachable warrants	149	520
Non-cash stock compensation expense	9	109
Amortization of loan costs	328	108
Loss on refinancing long-term debt	4,586	—
Change in deferred tax liability	500	—
Change in valuation of put warrants	960	—
Change in reserve on stockholder notes	(545)	—
Long-term interest accrued	124	162
Changes in operating assets and liabilities:
Accounts receivable	(10,299)	(1,874)
Prepaids and other assets	730	(115)
Accounts payable	1,511	919
Accrued liabilities	1,516	(631)

Net cash provided by operating activities	4,156	2,742
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(93,874)	—
Capital purchases of property and equipment	(1,196)	(458)
Change in net assets of discontinued operations	—	31
Other assets	24	(56)

Net cash used in investing activities	(95,046)	(483)
Financing Activities:
Net principal borrowings (payments) on long-term debt,	77,888	(1,463)
Payment of loan and issuance costs	(4,481)	(372)
Proceeds from issuance of series A convertible preferred stock	25,000	—
Proceeds from issuance of common stock	3	4

Net cash provided by (used in) financing activities	98,410	(1,831)
Net increase in cash	7,520	428
Cash at beginning of the period	2,392	1,262

Cash at end of the period	$9,912	$1,690

Significant Non-cash Transactions:
Issuance of detachable stock warrants as consideration for Bridge Loan	$—	$299

Issuance of common stock upon conversion of convertible debt	$4,588	$—

Issuance of common stock upon exercise of warrants	$2,979	$—

Effect of Acquisitions:
Assets acquired, net of cash acquired	$176,202	$—
Liabilities assumed	(27,032)	—
Long-term debt issued	(55,296)	—

Cash paid for acquisitions, net of cash acquired	$93,874	$—

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

1.	Recent Developments

Acquisitions

On June 30, 2003, we consummated the acquisition of Ramsay Youth Services, Inc. (“Ramsay”), a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $85.0 million, consisting of $56.0 million in cash, or $5.00 per share, $26.0 million in net assumed debt that was repaid in connection with the acquisition and $3.0 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in senior subordinated notes and an issuance of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,250 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. for $63.0 million in cash. The six facilities, which have an aggregate of 879 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools’ facilities (“The Brown Schools”) offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the issuance of $12.5 million of our series A convertible preferred stock and an increase in funding under our senior credit facility.

The Brown Schools and Ramsay are both leading providers of behavioral health care treatment programs focused primarily on children and adolescents. The Brown Schools and Ramsay operate acute behavioral hospitals and residential treatment centers (“RTCs”) through a network of owned, leased or state-owned facilities. Both businesses have a national presence and referral base, have strong relationships with payors and have demonstrated favorable operating and financial results. Our business has historically provided acute behavioral health care services to adults. The acquisitions of The Brown Schools and Ramsay broaden our core behavioral health care business.

Financing

On June 30, 2003, we issued $150 million in senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

On April 1, 2003, concurrent with the acquisition of The Brown Schools, we received $12.5 million from the private placement of 2,272,727 shares of our series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”). These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. The proceeds were used to acquire The Brown Schools and Ramsay. The investors are previous investors in the Company, with Oak Investment Partners and Salix Ventures (or related entities) being among our co-founders. Representatives of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman & Co. currently serve on our Board of Directors. Each share of series A convertible preferred stock is convertible into one share of our common stock. The impact of the series A convertible preferred stock on diluted earnings per share is calculated using the if-converted method.

In connection with the closing of the sale of our senior subordinated notes, our senior credit facility with our senior lender, CapitalSource Finance LLC (“CapSource”) was amended and restated to increase our senior secured revolver to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of the senior subordinated notes. The term loans remain outstanding with a balance of $17.0 million. Our amended and restated senior secured credit facility currently consists of approximately $17.0 million of term loans and a $50.0 million revolving working capital line of credit. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At June 30, 2003, the effective interest rate under the revolving line of credit was 6.59%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of June 30, 2003, we had $50.0 million available under the revolving line of credit under our amended and restated credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

borrowings under the revolving line of credit are classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of our amended and restated credit facility. Such fees were approximately $28,000 for the six months ended June 30, 2003.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, the amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of June 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of June 30, 2003, no balance was outstanding under the revolver portion of our amended and restated senior credit facility.

On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving credit facility to $28.0 million from $17.5 million and a new $36.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our senior subordinated notes.

Other

On May 16, 2003, The 1818 Fund exercised its stock purchase warrant to purchase 372,412 shares of our common stock. Deducting the exercise price of $0.01 per share based on the closing price of our common stock on May 15, 2003, The 1818 Fund received 372,039 shares of our common stock from the exercise of the warrant. In addition, The 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. Thus, we are no longer required to record non-cash expense for increases in the fair market value of our common stock. In certain circumstances, The 1818 Fund has the right to require that we repurchase the 372,039 shares of our common stock that The 1818 Fund received upon the exercise of the stock purchase warrant.

In connection with our acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Psychiatric Solutions, Inc. (“Psychiatric Solutions” or the “Company”) have been included. The majority of our expenses are “cost of revenue” items. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003.

3.	Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. We have calculated our earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Net (loss) income available to common stockholders	$(771)	$857	$18	$1,612
Add: Interest on convertible notes	—	81	—	162

(Loss) earnings used in computing diluted earnings per common share	$(771)	938	18	$1,774
Denominator:
Weighted average shares outstanding for basic earnings per share	8,154	4,993	7,947	4,992
Effects of dilutive stock options and warrants outstanding	—	419	473	418
Effect of dilutive convertible debt outstanding	—	422	—	422

Shares used in computing diluted earnings per common share	8,154	5,834	8,420	5,832

(Loss) earnings per common share, basic	$(0.09)	$0.17	$0.00	$0.32

(Loss) earnings per common share, diluted	$(0.09)	$0.16	$0.00	$0.30

The computation of diluted earnings per share for the three months ended June 30, 2003 does not include accrued dividends on series A convertible preferred stock of $177,000, interest on convertible notes of $43,000, approximately 475,000 shares representing potentially dilutive increments of stock options and warrants outstanding, approximately 225,000 shares representing the weighted average of convertible debt outstanding during the period and approximately 2,572,000 shares representing the weighted average of series A convertible preferred stock outstanding during the period as the effects would have been antidilutive. The computation of diluted earnings per share for the six months ended June 30, 2003 does not include accrued dividends on series A convertible preferred stock of $177,000, interest on convertible notes of $124,000, approximately 323,000 shares representing the weighted average of convertible debt outstanding during the period and approximately 1,286,000 shares representing the weighted average of series A convertible preferred stock outstanding during the period as the effects would have been antidilutive.

4.	Stock-Based Compensation

We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pursuant to APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We do not plan to adopt the fair-value method of accounting for stock options at the current time.

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value of options was estimated using the Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions. Because the our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Net income available to common stockholders	$(771)	$857	18	$1,612
Pro forma compensation expense from stock options	37	5	$62	72

Pro forma net income available to common stockholders	$(808)	$852	$(44)	$1,540

Basic pro forma earnings per share	$(0.10)	$0.17	$(0.01)	$0.31

Diluted pro forma earnings per share	$(0.10)	$0.16	$(0.01)	$0.29

5.	Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $85.0 million, consisting of $56.0 million in cash, or $5.00 per share, $26.0 million in net assumed debt that was repaid in connection with the acquisition and $3.0 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in senior subordinated notes and an issuance of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,250 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. for $63.0 million in cash. The six facilities, which have an aggregate of 879 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the issuance of $12.5 million of our series A convertible preferred stock and an increase in funding under our senior credit facility.

The purchase price allocations for The Brown Schools and Ramsay are preliminary as of June 30, 2003.

The Brown Schools and Ramsay are both leading providers of behavioral health care treatment programs focused primarily on children and adolescents. The Brown Schools and Ramsay operate acute behavioral hospitals and residential treatment centers (“RTCs”) through a network of owned, leased or state-owned facilities. Both businesses have a national presence and referral base, have strong relationships with payors and have demonstrated favorable operating and financial results. Our business has historically provided acute behavioral health care services to adults. The acquisitions of The Brown Schools and Ramsay broaden our core behavioral health care business.

The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of The Brown Schools and Ramsay had occurred at the beginning of the immediate preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values and changes in interest expense resulting from changes in consolidated debt (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$97,716	$58,687	$189,593	$136,977
Net (loss) income	$(1,605)	$3,370	$(1,531)	$9,538
Earnings per share, basic	$(0.20)	$0.68	$(0.19)	$1.91

The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

On July 1, 2002, we acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc., for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois, Inc. owned the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to our senior credit facility.

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

During the three months ended March 31, 2003, we finalized the valuation of identifiable intangible assets acquired in the merger with PMR. As a result, we reclassified approximately $3.7 million, which was the value of contracts acquired in the PMR merger, from cost in excess of net assets acquired to contracts.

6.     Debt

On June 30, 2003, we issued $150 million in senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

notes and the issuance of $12.5 million inseries A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

In connection with the closing of the sale of our senior subordinated notes on June 30, 2003, our senior credit facility with our senior lender, CapSource, was amended and restated to increase our senior secured revolver to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of the senior subordinated notes. The term loans remain outstanding with a balance of $17.0 million. Our amended and restated senior secured credit facility currently consists of approximately $17.0 million of term loans and a $50.0 million revolving working capital line of credit. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At June 30, 2003, the effective interest rate under the revolving line of credit was 6.59%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of June 30, 2003, we had $50.0 million available under the revolving line of credit under our amended and restated credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of our amended and restated credit facility. Such fees were approximately $28,000 for the six months ended June 30, 2003.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, the amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of June 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of June 30, 2003, no balance was outstanding under the revolver portion of our amended and restated senior credit facility.

On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving credit facility to $28.0 million from $17.5 million and a new $36.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our senior subordinated notes.

On November 25, 2002, we entered into a mortgage loan agreement, insured by the U.S. Department of Housing and Urban Development (“HUD”), to borrow $4,928,000, secured by real estate located at Holly Hill Hospital in Raleigh, NC. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. We used proceeds from the loan to replace $4,385,000 of our senior term loan with CapSource, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

In connection with the acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon were converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

We also issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At June 30, 2003, one note with a current principal balance of $1.0 million remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the notes contains cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of June 30, 2003.

On June 28, 2002, we entered into a securities purchase agreement with The 1818 Fund to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to The 1818 Fund with proceeds from our issuance of senior subordinated notes, and we no longer have the ability to borrow under the securities purchase agreement with The 1818 Fund.

In connection with the issuance of the senior subordinated notes to The 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided The 1818 Fund with

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

the ability to require us to repurchase their warrants or the common stock acquired upon exercise of the warrants at fair market value for cash. As discussed in Note 1, The 1818 Fund exercised its stock purchase warrant and received 372,039 shares of our common stock on May 16, 2003. Because The 1818 Fund had the ability to require us to repurchase the warrants for cash, the warrants constituted a derivative that required changes in value of the warrants to be recorded as an increase or decrease to our earnings. In connection with the exercise of the warrants, The 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. As such, we are no longer required to record non-cash expense for increases in the fair market value of our common stock.

7.	Mezzanine Equity and Stockholders’ Equity

As discussed in Note 1, we issued 4,545,454 shares of our series A convertible preferred stock during the quarter ended June 30, 2003. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holder’s of the series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. Because we may be required to redeem the series A convertible preferred stock upon certain change of control events that may not be within our control, the series A convertible preferred stock has been classified outside of our permanent stockholders’ equity.

As discussed in Notes 1 and 6, we issued 372,039 shares of our common stock to The 1818 Fund upon the exercise of The 1818 Fund’s stock purchase warrant. Because The 1818 Fund maintains the right to demand redemption of these shares, we have classified the shares outside of our permanent stockholders’ equity. Furthermore, the redemption feature of this issuance of common stock to The 1818 Fund requires that we record the value of those shares at their redemption amount, with any changes in redemption amount reflected as a component of stockholders’ equity.

As a part of the merger with PMR, we became the holder of promissory notes with certain stockholders of PMR. Because a certain provision of the stockholder notes allows the stockholders to repay those notes with our common stock at the higher of a stated price or market value of the stock, the notes have been classified in our stockholders’ equity. As the stated price was higher than the market value at December 31, 2002, we recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of our common stock during the six months ended June 30, 2003, we released $545,000 of the reserve on the stockholder notes. At June 30, 2003, we do not maintain a reserve balance on our stockholder notes because the market value exceeds the stated price. We may have to establish reserves in the future should the market value decrease below the stated price.

8.	Income Taxes

During prior years, we generated net operating loss (“NOL”) carryforwards for federal and state income tax purposes. As a result of the NOL carryforwards, we have not recorded a provision for income tax for the period ended June 30, 2002. During the fourth quarter of 2002, we released our valuation allowance and recorded a corresponding income tax benefit for the twelve months ended December 31, 2002. The provision recorded for the six months ended June 30, 2003 reflects an effective tax rate of approximately 78% due to the non-deductible charge related to the valuation of the put warrants discussed in Note 6.

9.	Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we determined that, as of June 30, 2003, we operate two reportable segments: (1) Psychiatric Unit Management, and (2) Freestanding Psychiatric Facilities. The Psychiatric Unit Management division provides psychiatric management and development services to behavioral health units in hospitals and clinics. As of June 30, 2003, our Psychiatric Unit Management division managed 47 behavioral health units in hospitals and clinics in 14 states. The Freestanding Psychiatric Facilities division includes owned, leased or managed psychiatric facilities. As of June 30, 2003, our Freestanding Psychiatric Facilities division owned or leased 22 free-standing psychiatric facilities in 12 states and managed 10 psychiatric facilities for government agencies. Activities classified as “Other” in the following schedule relate primarily to unallocated home office items. Our third quarter report on Form 10-Q will present the impact of the Ramsay acquisition on our reportable segments, as Ramsay had no effect on current results of operations for the three and six months ended June 30, 2003. At June 30, 2003, the assets of Ramsay’s 11 owned or leased psychiatric facilities and 10 managed psychiatric facilities were included in our Freestanding Psychiatric Facilities segment.

The following is a financial summary by business segment for the periods indicated. Adjusted EBITDA is defined as net (loss) income before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses”. While you should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, we understand that adjusted EBITDA is a commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. In addition, we use adjusted EBITDA as the measure of operating profitability of our segments and their components. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Three months ended June 30, 2003
Revenue	$44,972	$12,466	$—	$57,438
Adjusted EBITDA	$6,466	$2,119	$(1,582)	$7,003
Interest expense	1,364	22	1,000	2,386
Benefit from income taxes	—	—	(364)	(364)
Depreciation and amortization	788	265	15	1,068
Inter-segment expenses	1,906	122	(2,028)	—
Stock compensation expense	—	—	5	5
Other expenses:
Loss on refinance of long-term debt	—	—	4,586	4,586
Change in reserve on stockholder notes	—	—	(84)	(84)

Total other expenses	—	—	4,502	4,502

Net income (loss)	$2,408	$1,710	$(4,712)	$(594)

Segment assets	$146,065	$34,390	$102,081	$282,536

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Three months ended June 30, 2002
Revenue	$16,757	$5,860	$—	$22,617
Adjusted EBITDA	$1,590	$1,446	$(644)	$2,392
Interest expense	662	81	380	1,123
Depreciation and amortization	279	92	41	412
Inter-segment expenses	586	127	(713)	—

Net income (loss)	$63	$1,146	$(352)	$857

Segment assets	$32,504	$20,060	$2,961	$55,525

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Six months ended June 30, 2003
Revenue	$71,050	$23,482	$—	$94,532
Adjusted EBITDA	$10,546	$3,958	$(3,059)	$11,445
Interest expense	2,270	103	1,424	3,797
Provision for income taxes	—	—	708	708
Depreciation and amortization	1,173	530	32	1,735
Inter-segment expenses	2,846	796	(3,642)	—
Stock compensation expense	—	—	9	9
Other expenses:
Loss on refinance of long-term debt	—	—	4,586	4,586
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	—	(545)	(545)

Total other expenses	—	—	5,001	5,001

Net income (loss)	$4,257	$2,529	$(6,591)	$195

Segment assets	$146,065	$34,390	$102,081	$282,536

	Freestanding	Psychiatric
	Psychiatric	Unit	Corporate
	Facilities	Management	and Other	Consolidated

Six months ended June 30, 2002
Revenue	$33,601	$12,202	$—	$45,803
Adjusted EBITDA	$3,251	$3,126	$(1,346)	$5,031
Interest expense	1,307	162	1,023	2,492
Provision for income taxes	—	—	21	21
Depreciation and amortization	551	174	72	797
Inter-segment expenses	1,204	301	(1,505)	—
Stock compensation expense	—	—	109	109

Net income (loss)	$189	$2,489	$(1,066)	$1,612

Segment assets	$32,504	$20,060	$2,961	$55,525

10.	Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect this new interpretation to have a material effect on its future results of operations or financial position.

11.	Financial Information for the Company and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidated financial information for us and our subsidiaries as of June 30, 2003, and for the three and six months then ended. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly owned Subsidiary Guarantors, the combined Non-Guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several. No combining financial

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

information has been presented for prior periods as there were no Non-Guarantor Subsidiaries prior to November 2002.

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2003 (Unaudited)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Current Assets:
Cash	$—	$8,689	$1,223	$—	$9,912
Accounts receivable, net	—	58,129	—	—	58,129
Prepaids and other	—	8,684	15	—	8,699

Total current assets	—	75,502	1,238	—	76,740
Property and equipment, net of accumulated depreciation	—	128,294	5,871	—	134,165
Cost in excess of net assets acquired	—	51,119	—	—	51,119
Contracts, net	—	3,322	—	—	3,322
Investment in subsidiaries	213,966	—	—	(213,966)
Other assets	8,362	7,510	1,318	—	17,190

Total assets	$222,328	$265,747	$8,427	$(213,966)	$282,536

Current Liabilities:
Accounts payable	$—	$14,100	$—	$—	$14,100
Salaries and benefits payable	—	11,386	—	—	11,386
Other accrued liabilities	1,599	14,595	564	—	16,758
Revolving line of credit	—	—	—	—	—
Current portion of long-term debt	717	—	44	—	761

Total current liabilities	2,316	40,081	608	—	43,005
Long-term debt, less current portion	167,644	—	4,863	—	172,507
Deferred tax liability	—	1,969	—	—	1,969
Other liabilities	—	2,460	—	—	2,460

Total liabilities	169,960	44,510	5,471	—	219,941
Series A convertible preferred stock	25,020	—	—	—	25,020
Redeemable common stock	3,609	—	—	—	3,609
Stockholders’ equity:
Total stockholders’ equity	23,739	221,237	2,956	(213,966)	33,966

Total liabilities and stockholders’ equity	$222,328	$265,747	$8,427	$(213,966)	$282,536

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2003 (Unaudited)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Revenue	$—	$56,893	$545	$—	$57,438

Salaries, wages and employee benefits	—	28,736	—	—	28,736
Professional fees	—	6,840	36	—	6,876
Supplies	—	2,993	—	—	2,993
Rentals and leases	—	534	—	—	534
Other operating expenses	504	9,201	260	—	9,965
Provision for bad debts	—	1,336	—	—	1,336
Depreciation and amortization	—	952	116	—	1,068
Interest expense	2,197	43	146	—	2,386
Loss on refinancing long-term debt	4,586	—	—	—	4,586
Change in reserve of stockholder notes	(84)	—	—	—	(84)

	7,203	50,635	558	—	58,396
(Loss) income before income taxes	(7,203)	6,258	(13)	—	(958)
(Benefit from) provision for income taxes	(2,737)	2,378	(5)	—	(364)

Net (loss) income	(4,466)	3,880	(8)	—	(594)
Accrued preferred stock dividends	177	—	—	—	177

Net income available to common shareholders	$(4,643)	$3,880	$(8)	$—	$(771)

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2003 (Unaudited)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Revenue	$—	$93,587	$945	$—	$94,532

Salaries, wages and employee benefits	—	46,522	—	—	46,522
Professional fees	—	11,292	36	—	11,328
Supplies	—	4,683	—	—	4,683
Rentals and leases	—	782	—	—	782
Other operating expenses	571	16,049	504	—	17,124
Provision for bad debts	—	2,657	—	—	2,657
Depreciation and amortization	—	1,560	175	—	1,735
Interest expense	3,453	124	220	—	3,797
Loss on refinancing of long-term debt	4,586	—	—	—	4,586
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	9,025	83,669	935	—	93,629
(Loss) income before income taxes	(9,025)	9,918	10	—	903
(Benefit from) provision for income taxes	(3,064)	3,768	4	—	708

Net (loss) income	(5,961)	6,150	6	—	195
Accrued preferred stock dividends	177	—	—	—	177

Net (loss) income available to common shareholders	$(6,138)	$6,150	$6	$—	$18

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003 (Unaudited)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Operating Activities
Net (loss) income	$(5,961)	$6,150	$6	$—	$195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,560	175	—	1,735
Provision for doubtful accounts	—	2,657	—	—	2,657
Accretion of detachable warrants	149	—	—	—	149
Non-cash stock compensation expense	—	9	—	—	9
Amortization of loan costs	328	—	—	—	328
Loss on refinancing long-term debt	4,586	—	—	—	4,586
Change in deferred tax liability	—	500	—	—	500
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(545)	—	—	—	(545)
Long-term interest accrued	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(10,299)	—	—	(10,299)
Prepaids and other current assets	—	1,244	(514)	—	730
Accounts payable	—	1,511	—	—	1,511
Accrued liabilities and other liabilities	(4,074)	5,230	360	—	1,516

Net cash (used in) provided by continuing operating activities	(4,557)	8,686	27	—	4,156
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(93,874)	—	—	—	(93,874)
Capital purchases of property and equipment	—	(1,196)	—	—	(1,196)
Other assets	—	24	—	—	24

Net used in investing activities	(93,874)	(1,172)	—	—	(95,046)
Financing Activities:
Net principal borrowings on long-term debt	77,909	—	(21)	—	77,888
Payment of loan and issuance costs	(4,481)	—	—	—	(4,481)
Proceeds from issuance of series A convertible preferred stock	25,000	—	—	—	25,000
Proceeds from issuance of common stock	3	—	—	—	3

Net cash provided by (used in) financing activities	98,431	—	(21)	—	98,410
Net increase in cash	—	7,514	6	—	7,520
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of year	$—	$8,689	$1,223	$—	$9,912

12.	Subsequent Events

On July 10, 2003, we received 48,067 shares of our common stock as payment for approximately $466,000 of the promissory notes outstanding with certain stockholders (see Note 7). These shares were subsequently cancelled and returned to the authorized, unissued status.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from Ramsay Hospital Properties, Inc. (“RHP”), located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of (“Psychiatric Solutions, Inc.” or the “Company”) and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition which alters or impedes the Company’s acquisition strategy by decreasing the Company’s ability to acquire additional facilities on favorable terms; (2) the ability of the Company to improve the operations of acquired facilities; (3) the ability to maintain favorable and continuing relationships with physicians who use the Company’s facilities; (4) the limited operating history of the Company; (5) the ability to receive timely additional financing on terms acceptable to the Company to fund the Company’s acquisition strategy and capital expenditure needs; (6) risks inherent to the healthcare industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state healthcare programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating the operations of Psychiatric Solutions, Inc. with recently acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in the Company’s filings with the Securities and Exchange Commission, including the factors listed in its Form 8-K filed on June 9, 2003, under the caption “Risk Factors.” A copy of such filings may be obtained from the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. at prescribed rates.

Overview

We are a leading provider of behavioral health care services in the United States.

As of June 30, 2003, we owned or leased 22 free-standing psychiatric facilities in 12 states and managed 10 free-standing psychiatric facilities for government agencies and managed 47 psychiatric units for third party acute care hospitals in 14 states. We also have a contract to provide mental health care management services to approximately 4,300 children and adults with serious mental illness in the Nashville, Tennessee area. Our objective is to provide high-quality, cost-effective psychiatric services in the communities we serve. Through our managed and freestanding psychiatric facilities, we offer a comprehensive array of behavioral health programs to critically ill children, adolescents and adults.

We were incorporated in the State of Delaware in 1988. Our principal executive offices are located at 113 Seaboard Lane, Suite C-100, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700.

Recent Developments

Acquisitions of Ramsay and the Brown Schools. On June 30, 2003, we consummated the acquisition of Ramsay Youth Services, Inc. (“Ramsay”), a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $85.0 million, consisting of $56.0 million in cash, or $5.00 per share, $26.0 million in net assumed debt that was repaid in connection with the acquisition and $3.0 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in senior subordinated notes and an issuance of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,250 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. for $63.0 million in cash. The six facilities, which have an aggregate of 879 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools’ facilities (“The Brown Schools”) offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the issuance of $12.5 million of our series A convertible preferred stock and an increase in funding under our senior credit facility.

The Brown Schools and Ramsay are both leading providers of behavioral health care treatment programs focused primarily on children and adolescents. The Brown Schools and Ramsay operate acute behavioral hospitals and residential treatment centers (“RTCs”) through a network of owned, leased or state-owned facilities. Both businesses have a national presence and referral base, have strong relationships with payors and have demonstrated favorable operating and financial results. Our business has historically provided acute behavioral health care services to adults. The acquisitions of The Brown Schools and Ramsay broaden our core behavioral health care business.

Issuance of $150 Million Senior Subordinated Notes. On June 30, 2003, we issued $150 million in senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

$25 Million Private Placement of Series A Convertible Preferred Stock. On April 1, 2003, concurrent with the acquisition of The Brown Schools, we received $12.5 million from the private placement of 2,272,727 shares of our series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and with Brown Brothers Harriman & Co.’s The 1818 Mezzanine Fund II, L.P. (“The 1818 Fund”). These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. The proceeds were used to acquire The Brown Schools and Ramsay. The investors are previous investors in the Company, with Oak Investment Partners and Salix Ventures (or related entities) being among our co-founders. Representatives of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman & Co. currently serve on our Board of Directors. Each share of series A convertible preferred stock is convertible into one share of our common stock. The impact of the series A convertible preferred stock on diluted earnings per share is calculated using the if-converted method.

Amended and Restated Senior Credit Facility. In connection with the closing of the sale of our senior subordinated notes, our expanded senior credit facility with our senior lender, CapitalSource Finance LLC (“CapSource”), was amended and restated to increase our senior secured revolver to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of the senior subordinated notes. The term loans remain outstanding with a balance of $17.0 million. Our amended and restated senior secured credit facility currently consists of approximately $17.0 million of term loans and a $50.0 million revolving working capital line of credit. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At June 30, 2003, the effective interest rate under the revolving line of credit was 6.59%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of June 30, 2003, we had $50.0 million available under the revolving line of credit under our amended and restated credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of the amended and restated credit facility. Such fees were approximately $28,000 for the six months ended June 30, 2003.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, the amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of June 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of June 30, 2003, no balance was outstanding under the revolver portion of our amended and restated senior credit facility.

Expansion of Senior Credit Facility. On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving credit facility to $28.0 million from $17.5 million and a new $36.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our senior subordinated notes.

1818 Fund Exercise of Stock Purchase Warrant. On May 16, 2003, The 1818 Fund exercised its stock purchase warrant to purchase 372,412 shares of our common stock. Deducting the exercise price of $0.01 per share based on the closing price of our common stock on May 15, 2003, The 1818 Fund received 372,039 shares of our common stock from the exercise of the warrant. In addition, The 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. Thus, we are no longer required to record non-cash expense for increases in the fair market value of our common stock. In certain circumstances, The 1818 Fund has the right to require that we repurchase the 372,039 shares of our common stock that The 1818 Fund received upon the exercise of the stock purchase warrant.

Conversion of Subordinated Convertible Notes. In connection with our acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

Impact of Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $85.0 million, consisting of $56.0 million in cash, or $5.00 per share, $26.0 million in net assumed debt that was repaid in connection with the acquisition and $3.0 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in senior subordinated notes and an issuance of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,250 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. for $63.0 million in cash. The six facilities, which have an aggregate of 879 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the issuance of $12.5 million of our series A convertible preferred stock and an increase in funding under our credit facility.

The Brown Schools and Ramsay are both leading providers of behavioral health care treatment programs focused primarily on children and adolescents. The Brown Schools and Ramsay operate acute behavioral hospitals and residential treatment centers (“RTCs”) through a network of owned, leased or state-owned facilities. Both businesses have a national presence and referral base, have strong relationships with payors and have demonstrated favorable operating and financial results. Our business has historically provided acute behavioral health care services to adults. The acquisitions of The Brown Schools and Ramsay broaden our core behavioral health care business.

On July 1, 2002, we acquired all of the capital stock of Aeries Healthcare Corporation and its wholly owned subsidiary, Aeries Healthcare of Illinois, Inc., for $16.1 million, prior to certain adjustments. Aeries Healthcare of Illinois, Inc. owned the assets and operations of Riveredge Hospital located near Chicago, Illinois. The acquisition was financed in part through an amendment to our senior credit facility.

On August 5, 2002, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation (“PMR”), merged with and into Psychiatric Solutions, Inc., whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). The surviving corporation in the merger was PSH, which became a wholly-owned subsidiary of PMR, a publicly traded company. In connection with the merger, PMR changed its name to Psychiatric Solutions, Inc. and, effective August 6, 2002, the shares of Psychiatric Solutions, Inc., formerly known as PMR Corporation, were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” Because the former PSH stockholders own a majority of the surviving corporation’s outstanding common stock, the acquisition was a “reverse acquisition” and PSH was the acquiring company for accounting purposes. For more information relating to the merger, see Note 1 to Notes to Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2002.

Sources of Revenue

Patient Service Revenue. Patient service revenue is generated by our inpatient facilities as a result of services provided to patients at our facilities. Patient service revenue is reported on the accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Settlements under cost reimbursement agreements are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. There were no material adjustments under such agreements during the three and six months ended June 30, 2003. Amounts received are generally less than the established billing rates of the facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the three and six months ended June 30, 2003, patient service revenue comprised approximately 78% and 75% of total revenue, respectively.

Management Fee Revenue. Management fee revenue is earned by our psychiatric unit management division. The psychiatric unit management division receives contractually determined management fees and director fees from hospitals and clinics for providing psychiatric management and development services. Revenues for fixed rate contracts are recognized in the period in which services are provided based on the terms of the contract. Revenues for variable rate contracts are recognized in the period in which services are provided to the patient. For the three and six months ended June 30, 2003, management fee revenue comprised approximately 22% and 25% of total revenue, respectively.

Results of Operations

The following table sets forth, for the periods indicated, our operating results (unaudited, dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$57,438	100.0%	$22,617	100.0%	$94,532	100.0%	$45,803	100.0%
Salaries, wages, and employee benefits	28,736	50.0%	13,524	59.8%	46,522	49.2%	27,494	60.0%
Professional fees	6,876	12.0%	3,279	14.5%	11,328	12.0%	6,387	14.0%
Supplies	2,993	5.2%	1,133	5.0%	4,683	5.0%	2,232	4.9%
Provision for bad debts	1,336	2.3%	420	1.9%	2,657	2.8%	1,135	2.5%
Other operating expenses	10,499	18.3%	1,869	8.3%	17,906	18.9%	3,633	7.9%
Depreciation and amortization	1,068	1.9%	412	1.8%	1,735	1.8%	797	1.7%
Interest expense, net	2,386	4.1%	1,123	4.9%	3,797	4.0%	2,492	5.5%
Other expenses:
Loss on refinancing long-term debt	4,586	8.0%	—	0.0%	4,586	4.9%	—	0.0%
Change in valuation of put warrants	—	0.0%	—	0.0%	960	1.0%	—	0.0%
Change in reserve on stockholder notes	(84)	-0.1%	—	0.0%	(545)	-0.6%	—	0.0%

(Loss) income before income taxes	(958)	-1.7%	857	3.8%	903	1.0%	1,633	3.5%
(Benefit from) provision for income taxes	(364)	-0.7%	—	0.0%	708	0.8%	21	0.0%

Net (loss) income	$(594)	-1.0%	$857	3.8%	$195	0.2%	$1,612	3.5%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue. Revenue from continuing operations was $57.4 million for the quarter ended June 30, 2003, compared to $22.6 million for the quarter ended June 30, 2002, an increase of $34.8 million or 154.0%. Revenue from owned facilities accounted for $45.0 million of the second quarter 2003 results compared to $16.7 million of the second quarter 2002 results, an increase of $28.3 million or 169.5%. The increase in revenues from owned facilities relates primarily to revenues of $18.5 million in the quarter ended June 30, 2003 for The Brown Schools acquired in April 2003 and $7.7 million in the quarter ended June 30, 2003 at Riveredge Hospital, which was acquired July 1, 2002. The remainder of the increase in revenues from owned facilities is attributable to growth at the other four facilities as evidenced by same facility growth in admissions and patient days of 4.4% and 6.8%, respectively. Revenue from unit management contracts accounted for $12.4 million of the second quarter 2003 results compared to $5.9 million of the second quarter 2002 results, an increase of $6.5 million or 110.2%. The increase in revenues from unit management contracts relates to the additional unit management operations acquired in the merger with PMR. See “Impact of Mergers and Acquisitions” under this Item 2.

Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $28.7 million, or 50.0% of revenue for the quarter ended June 30, 2003, compared to $13.5 million, or 59.8% of revenue for the quarter ended June 30, 2002. Salaries, wages and employee benefits expense from owned facilities was $24.7 million in the second quarter of 2003, or 55.1% of second quarter 2003 revenue from owned facilities, compared to $10.0 million in the second quarter of 2002 or 59.9% of second quarter 2002 revenue from owned facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned facilities relates to efforts within our owned facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from unit management contracts was $3.2 million in the second quarter of 2003, or 25.6% of second quarter 2003 revenue from unit management contracts, compared to $3.1 million in the second quarter of 2002, or 52.9% of second quarter 2002 revenue from unit management contracts. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from unit management contracts relates to our assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee. All costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for our corporate office was $800,000 for the second quarter of 2003 compared to $400,000 for the second quarter of 2002 as the result of the addition of staff necessary to manage the facilities and unit management contracts acquired during 2002 and 2003.

Professional fees. Professional fees were $6.9 million, or 12.0% of revenue for the quarter ended June 30, 2003, compared to $3.3 million, or 14.5% of revenue for the quarter ended June 30, 2002. Professional fees from owned facilities were $5.5 million in the second quarter of 2003, or 12.2% of quarter 2003 revenue from owned facilities, compared to $2.4 million in the second quarter of 2002, or 14.1% of second quarter 2002 revenue from owned facilities. This decrease in professional fees from owned facilities as a percentage of revenue from owned facilities was the result of efforts within owned facilities to reduce our reliance on contract labor as patient volumes increase. Professional fees from unit management contracts were $900,000 in the second quarter of 2003, or 7.4% of second quarter 2003 revenue from unit management contracts, compared to $800,000 in the second quarter of 2002, or 13.6% of second quarter 2002 revenue from unit management contracts. This decrease in professional fees from unit management contracts as a percentage of revenue from unit management contracts relates primarily to the classification of the costs to provide case management services in and around Nashville, Tennessee as other operating expenses. Professional fees for our corporate office were $500,000 in the second quarter of 2003 compared to $100,000 in the second quarter of 2002. The increase in professional fees at our corporate office relates to accounting, legal, and other services required to meet the needs of a public company and the newly integrated acquisitions.

Supplies. Supplies expense was $3.0 million, or 5.2% of revenue for the quarter ended June 30, 2003, compared to $1.1 million, or 5.0% of revenue for the quarter ended June 30, 2002. Supplies expense at owned facilities comprises the majority of our supplies expense as a whole. The overall increase was due to the acquisition of The Brown Schools in April 2003 and Riveredge Hospital in July 2002. Supplies necessary at owned facilities include medical, pharmaceutical and office supplies. Supplies expense for our unit management division and our corporate office consist of office supplies and are negligible to supplies expense overall.

Provision for bad debts. The provision for bad debts was $1.3 million, or 2.3% of revenue for the quarter ended June 30, 2003, compared to $420,000, or 1.9% of revenue for the quarter ended June 30, 2002. The provision for bad debts at owned facilities was $1.1 million in the second quarter of 2003, or 2.5% of second quarter 2003 owned facility revenue, compared to $360,000 in the second quarter of 2002, or 2.2% of second quarter 2002 owned facility revenue. This increase in provision for bad debts at owned facilities as a percentage of owned facility revenue relates to slight increases in self pay accounts receivable as a percentage of total accounts receivable. The provision for bad debts related to unit management contracts was negligible for both periods presented, as the provision represents approximately 1% to 2% of revenue from unit management contracts in the second quarter of 2003 and 2002.

Other operating expenses. Other operating expenses were approximately $10.5 million, or 18.3% of revenue for the quarter ended June 30, 2003, compared to $1.9 million, or 8.3% of revenue for the quarter ended June 30, 2002. Other operating expenses for owned facilities were $4.2 million in the second quarter of 2003, or 9.3% of second quarter 2003 owned facility revenue, compared to $1.3 million in the second quarter of 2002, or 7.7% of second quarter 2002 owned facility revenue. This increase in other operating expenses for owned facilities as a percentage of owned facility revenue relates primarily to increased insurance costs in 2003. Other operating expenses for unit management contracts were $6.0 million in the second quarter of 2003, or 48.2% of second quarter 2003 unit management revenue, compared to $300,000 in the second quarter of 2002, or 5.3% of second quarter 2002 unit management revenue. This increase in other operating expenses for unit management contracts as a percentage of unit management revenue is attributable to the contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted. Other operating expenses at our corporate office increased to $300,000 in the second quarter of 2003 from $200,000 in the second quarter of 2002 primarily due to increased insurance costs in 2003.

Depreciation and amortization. Depreciation and amortization expense was $1.1 million for the quarter ended June 30, 2003 compared to $400,000 for the quarter ended June 30, 2002, an increase of $700,000 or 175.0%. This increase in depreciation and amortization expense is the result of the acquisitions of The Brown Schools in April 2003, Riveredge Hospital in July 2002 and PMR in August 2002.

Interest expense. Interest expense was $2.4 million for the quarter ended June 30, 2003, compared to $1.1 million for the quarter ended June 30, 2002, an increase of $1.3 million, or 118.2%. This increase is primarily attributable to the increase in our long-term debt from approximately $35.1 million at June 30, 2002 to approximately $173.3 million at June 30, 2003 due to our senior subordinated note offering and the expansion of our senior credit facility.

Other expenses. Other expenses totaled $4.5 million for the quarter ended June 30, 2003. Other expenses represent items which management considers non-operating. Other expenses for the second quarter of 2003 consisted of $4.6 million in loss on the refinancing of our long-term debt and the release of $81,000 in reserves related to our stockholder notes.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue. Revenue from continuing operations was $94.5 million for the six months ended June 30, 2003, compared to $45.8 million for the six months ended June 30, 2002, an increase of $48.7 million or 106.3%. Revenue from owned facilities accounted for $71.0 million during the first six months of 2003 compared to $33.6 million during the first six months of 2002, an increase of $37.4 million or 111.3%. The increase in revenues from owned facilities relates primarily to revenues of $18.5 million in the six months ended June 30, 2003 for The Brown Schools acquired in April 2003 and $14.9 million in the six months ended June 30, 2003 at Riveredge Hospital, which was acquired July 1, 2002. The remainder of the increase in revenues from owned facilities is attributable to growth at the other four facilities as evidenced by same facility growth in admissions and patient days of 5.6% and 7.3%, respectively. Revenue from unit management contracts accounted for $23.5 million during the first six months of 2003 compared to $12.2 million during the first six months of 2002, an increase of $11.3 million or 92.6%. The increase in revenues from unit management contracts relates to the additional unit management operations acquired in the merger with PMR. See “Impact of Mergers and Acquisitions” under this Item 2.

Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $46.5 million, or 49.2% of revenue for the six months ended June 30, 2003, compared to $27.5 million, or 60.0% of revenue for the six months ended June 30, 2002. Salaries, wages and employee benefits expense from owned facilities was $38.5 million in the first six months of 2003, or 54.2% of the first six months of 2003 revenue from owned facilities, compared to $20.1 million in the first six months of 2002, or 59.9% of the first six months of 2002 revenue from owned facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned facilities relates to efforts within our owned facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from unit management contracts was $6.6 million in the first six months of 2003, or 28.1% of the first six months of 2003 revenue from unit management contracts, compared to $6.4 million in the first six months of 2002, or 52.5% of the first six months of 2002 revenue from unit management contracts. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from unit management contracts relates to our assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee. All costs to provide these services are recorded as other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for our corporate office was $1.4 million for the first six months of 2003 compared to $1.0 million for the first six months of 2002 as the result of the addition of staff necessary to manage the facilities and unit management contracts acquired during 2002 and 2003.

Professional fees. Professional fees were $11.3 million, or 12.0% of revenue for the six months ended June 30, 2003, compared to $6.4 million, or 13.9% of revenue for the six months ended June 30, 2002. Professional fees from owned facilities were $8.7 million in the first six months of 2003, or 12.2% of the first six months of 2003 revenue from owned facilities, compared to $4.5 million in the first six months of 2002, or 13.3% of the first six months of 2002 revenue from owned facilities. This decrease in professional fees from owned facilities as a percentage of revenue from owned facilities was the result of efforts within owned facilities to reduce our reliance on contract labor as patient volumes increase. Professional fees from unit management contracts were $1.8 million in the first six months of 2003, or 7.7% of the first six months of 2003 revenue from unit management contracts, compared to $1.7 million in the first six months of 2002, or 14.1% of the first six months of 2002 revenue from unit management contracts. This decrease in professional fees from unit management contracts as a percentage of revenue from unit management contracts relates primarily to the classification of the costs to provide case management services in and around Nashville, Tennessee as other operating expenses. Professional fees for our corporate office were $900,000 in the first six months of 2003 compared to $200,000 in the first six months of 2002. The increase in professional fees at our corporate office relates to accounting, legal, and other services required to meet the needs of a public company and the newly integrated acquisitions.

Supplies. Supplies expense was $4.7 million, or 5.0% of revenue for the six months ended June 30, 2003, compared to $2.2 million, or 4.9% of revenue for the six months ended June 30, 2002. Supplies expense at owned facilities comprises the majority of our supplies expense as a whole. The overall increase was due to the acquisition of The Brown Schools in April 2003 and Riveredge Hospital in July 2002. Supplies necessary at owned facilities include medical, pharmaceutical and office supplies. Supplies expense for the unit management division and the corporate office consist of office supplies and are negligible to supplies expense overall.

Provision for bad debts. The provision for bad debts was $2.7 million, or 2.8% of revenue for the six months ended June 30, 2003, compared to $1.1 million, or 2.5% of revenue for the six months ended June 30, 2002. The provision for bad debts at owned facilities was $2.3 million in the first six months of 2003, or 3.2% of the first six months of 2003 owned facility revenue, compared to $1.0 million in the first six months of 2002, or 3.0% of the first six months of 2002 owned facility revenue. This increase in provision for bad debts at owned facilities as a percentage of owned facility revenue relates to slight increases in self pay accounts receivable as a percentage of total accounts receivable. The provision for bad debts related to unit management contracts was negligible for both periods presented, as the provision represents approximately 1% of revenue from unit management contracts in the first six months of 2003 and 2002.

Other operating expenses. Other operating expenses were approximately $17.9 million, or 18.9% of revenue for the six months ended June 30, 2003, compared to $3.6 million, or 7.9% of revenue for the six months ended June 30, 2002. Other operating expenses for owned facilities were $6.5 million in the first six months of 2003, or 9.1% of the first six months of 2003 owned facility revenue, compared to $2.5 million in the first six months of 2002, or 7.5% of 2002 owned facility revenue. This increase in other operating expenses for owned facilities as a percentage of owned facility revenue relates primarily to increased insurance costs in 2003. Other operating expenses for unit management contracts were $10.7 million in the first six months of 2003, or 45.7% of the first six months of 2003 unit management revenue, compared to $700,000 in the first six months of 2002, or 5.3% of the first six months of 2002 unit management revenue. This increase in other operating expenses for unit management contracts as a percentage of unit management revenue is attributable to the contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted. Other operating expenses at our corporate office increased to $700,000 in the first six months of 2003 from $300,000 in the first six months of 2002 primarily due to increased insurance costs in 2003.

Depreciation and amortization. Depreciation and amortization expense was $1.7 million for the six months ended June 30, 2003 compared to $800,000 for the six months ended June 30, 2002, an increase of $900,000 or 112.5%. This increase in depreciation and amortization expense is the result of the acquisitions of The Brown Schools in April 2003, Riveredge Hospital in July 2002 and PMR in August 2002.

Interest expense. Interest expense was $3.8 million for the six months ended June 30, 2003, compared to $2.5 million for the six months ended June 30, 2002, an increase of $1.3 million, or 52.0%. This increase is primarily attributable to the increase in our long-term debt from approximately $35.1 million at June 30, 2002 to approximately $173.3 million at June 30, 2003 due to the senior subordinated note offering and the expansion of our senior credit facility.

Other expenses. Other expenses totaled $5.0 million for the six months ended June 30, 2003. Other expenses represent items that management considers non-operating. Other expenses for the first six months of 2003 consisted of $4.6 million in loss on the refinancing of our long-term debt, $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” in this Item 2) and the release of $545,000 in reserves related to our stockholder notes.

Liquidity and Capital Resources

As of June 30, 2003, we had working capital of $33.7 million, including cash and cash equivalents of $9.9 million, compared to working capital of $2.4 million at December 31, 2002. We did not maintain a balance under terms of our revolving line of credit at June 30, 2003. Whereas, we had a balance of $5.4 million on our revolving line of credit on December 31, 2002. The increase in the working capital is due to acquisitions during the six months ended June 30, 2003, which were financed with long-term debt, as well as higher accounts receivable as the result of increases in the Company’s revenues during the six months ended June 30, 2003.

Cash provided by operating activities was $4.2 million for the six months ended June 30, 2003, compared to cash provided by operating activities of $2.7 million for the six months ended June 30, 2002. The increase in cash flows from operating activities was due to the acquisitions in the third quarter of 2002 and second quarter of 2003. Cash used in investing activities increased to $95.0 million for the six months ended June 30, 2003 from cash used in investing activities of $483,000 for the six months ended June 30, 2002. This increase was due to acquisitions of The Brown Schools and Ramsay during the six months ended June 30, 2003. Cash provided by financing activities increased to $98.4 million for the six months ended June 30, 2003 from cash used in financing activities of $1.8 million for the six months ended June 30, 2002. This increase was due to borrowings for the acquisitions of the Brown Schools facilities and Ramsay and the issuance of our series A convertible preferred stock.

On June 30, 2003, we issued $150 million in senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

On April 1, 2003, concurrent with the acquisition of The Brown Schools, we received $12.5 million from the private placement of 2,272,727 shares of our series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and with The 1818 Fund. These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. The proceeds were used to acquire The Brown Schools and Ramsay. The investors are previous investors in the Company, with Oak Investment Partners and Salix Ventures (or related entities) being among our co-founders. Representatives of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman & Co. currently serve on our Board of Directors. Each share of series A convertible preferred stock is convertible into one share of our common stock. The impact of the series A convertible preferred stock on diluted earnings per share is calculated using the if-converted method.

In connection with the closing of the sale of our senior subordinated notes, our expanded senior credit facility with our senior lender, CapSource, was amended and restated to increase our senior secured revolver to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of the senior subordinated notes. The term loans remain outstanding with a balance of $17.0 million. Our amended and restated senior secured credit facility currently consists of approximately $17.0 million of term loans and a $50.0 million revolving working capital line of credit. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At June 30, 2003, the effective interest rate under the revolving line of credit was 6.59%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of June 30, 2003, we had $50.0 million available under the revolving line of credit under our amended and restated credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit are classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of the amended and restated credit facility. Such fees were approximately $28,000 for the six months ended June 30, 2003.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, the amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of June 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of

June 30, 2003, no balance was outstanding under the revolver portion of our amended and restated senior credit facility.

On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving credit facility to $28.0 million from $17.5 million and a new $36.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our senior subordinated notes.

On May 16, 2003, The 1818 Fund exercised its stock purchase warrant to purchase 372,412 shares of our common stock. Deducting the exercise price of $0.01 per share based on the closing price of our common stock on May 15, 2003, The 1818 Fund received 372,039 shares of our common stock from the exercise of the warrant. In addition, The 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. Thus, we are no longer required to record non-cash expense for increases in the fair market value of our common stock. In certain circumstances, The 1818 Fund has the right to require that we repurchase the 372,039 shares of our common stock that The 1818 Fund received upon the exercise of the stock purchase warrant.

In connection with our acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

We also issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At June 30, 2003, one note with a current principal balance of $1.0 million remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the notes contains cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of June 30, 2003.

On June 28, 2002, Psychiatric Solutions entered into a securities purchase agreement with The 1818 Fund to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to The 1818 Fund with proceeds from our issuance of senior subordinated notes, and we no longer have the ability to borrow under the securities purchase agreement with The 1818 Fund.

In connection with the issuance of the senior subordinated notes to The 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided The 1818 Fund with the ability to require us to repurchase their warrants or the common stock acquired upon exercise of the warrants at fair market value for cash. The 1818 Fund exercised its stock purchase warrant and received 372,039 shares of our common stock on May 16, 2003. Because The 1818 Fund had the ability to require us to repurchase the warrants for cash, the warrants constituted a derivative that required changes in value of the warrants to be recorded as an increase or decrease to our earnings. In connection with the exercise of the warrants, The 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. As such, we are no longer required to record non-cash expense for increases in the fair market value of our common stock.

On November 25, 2002, we entered into a mortgage loan agreement, insured by the U.S. Department of Housing and Urban Development (“HUD”), to borrow $4,928,000, secured by real estate located at Holly Hill Hospital in Raleigh, NC. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. We used proceeds from the loan to replace $4,385,000 of our senior term loan with CapSource, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

During April 2003, we completed the purchase of six psychiatric facilities from The Brown Schools for $63 million in cash. On June 30, 2003, we acquired Ramsay for approximately $85 million in cash, assumed debt and related fees. See “Recent Developments” in this Item 2.

We believe that our working capital on hand, cash flows from operations and additional borrowings under our line of credit will be sufficient to fund our operating needs, planned capital expenditures and debt service requirements for the next 12 months.

In addition, we intend to acquire additional psychiatric facilities and are actively seeking acquisitions that fit our corporate growth strategy. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional psychiatric facilities.

Contractual Obligations

	Payments Due by Period (in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long term debt	$173,268	$761	$742	$53	$171,712
Lease obligations	21,368	5,535	8,673	2,855	4,305

	$194,636	$6,296	$9,415	$2,908	$176,017

The carrying value of our total long-term debt, including current maturities, of $761,000 and $43.8 million at June 30, 2003 and December 31, 2002, respectively, approximated fair value. We had $17.0 million of variable rate debt outstanding at June 30, 2003. At the June 30, 2003 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease net income and cash flows by $150,000.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in our financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from those estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

Allowance for doubtful accounts

Our ability to collect outstanding patient receivables from third party payors and receivables due under our management contracts is critical to our operating performance and cash flows.

The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since the patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

The primary collection risk with regard to receivables due under management contracts is attributable to liquidity of client financial capital. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

Allowances for contractual discounts

The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. These differences are recorded as a component of revenue in the period they are identified. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

Professional and General Liability

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. For the years ended December 31, 2000 and 2001, and through December 5, 2002, we have obtained professional and general liability insurance for claims in excess of $100,000, up to a maximum of $1 million per occurrence and $3 million aggregate, with an additional $5 million in excess coverage. On December 6, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $1.8 million as of June 30, 2003, with approximately $750,000 relating to previous years.

Income taxes

As part of our process for preparing consolidated financial statements, management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities that are components of our balance sheet. Management then assesses the realizability of the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The additional information required by this item is provided under Part I, Item 2 of this Quarterly Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon their evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal actions which arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding which would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2003, we held our annual meeting of stockholders. The following matters were submitted to a vote of stockholders:

          (1) The stockholders elected Class I directors, Christopher Grant, Jr. and Ann H. Lamont. The votes were as follows:

Christopher Grant, Jr.
Votes cast for	7,215,237
Votes withheld	21,382

Ann H. Lamont
Votes cast for	7,215,237
Votes withheld	21,382

          (2) The stockholders approved the Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan. The votes were as follows:

Votes cast for	7,193,114
Votes cast against	42,268
Abstentions	1,237
Broker non-votes	—

          (3) The stockholders approved the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan. The votes were as follows:

Votes cast for	7,177,730
Votes cast against	54,380
Abstentions	4,509
Broker non-votes	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

2.1	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2003).

2.2	Agreement and Plan of Merger, dated April 8, 2003, by and between Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.3	Stockholder Voting Agreement, dated April 8, 2003, between Psychiatric Solutions, Inc., Paul J. Ramsay, Ramsay Holdings HSA Limited, Paul Ramsay Holdings Pty. Limited, and Paul Ramsay Hospitals Pty. Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.4	Stockholder Voting Agreement, dated April 8, 2003, between Psychiatric Solutions, Inc. and Luis E. Lamela (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on April 10, 2003).

3.1	Amended Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed January 22, 2003).

3.4	The Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed January 22, 2003).

4.2	Indenture, dated as of June 30, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Reg. No. 333-107453)) (the “S-4”).

4.3	Form of Notes (incorporated by reference to Exhibit 4.11 to the S-4).

4.4	Purchase Agreement, dated as of June 19, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the S-4).

4.5	Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the S-4).

10.1	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders thereunder (incorporated by reference to Exhibit 10.27 to the S-4).

31.1	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	On April 9, 2003, we filed a Report on Form 8-K, which reported the issuance of a press release announcing the acquisition of five freestanding psychiatric facilities from The Brown Schools, Inc. and our expectation to complete the acquisition of the sixth facility later in April 2003.

2.	On April 10, 2003, we filed a Report on Form 8-K, which reported the issuance of a press release announcing that we had entered into an Agreement and Plan of Merger for the acquisition of Ramsay Youth Services, Inc. for approximately $78 million in cash.

3.	On April 15, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release announcing updated earnings guidance for the year ending December 31, 2003, assuming the completion of our acquisition of Ramsay Youth Services, Inc.

4.	On May 6, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release containing our first quarter 2003 earnings results.

5.	On June 9, 2003, we filed a Report on Form 8-K, which reported the issuance of a press release announcing our planned private placement offering of $150 million of senior subordinated notes.

6.	On June 9, 2003, we furnished pursuant to Item 9 of Form 8-K information that had not been previously publicly reported that was disclosed in our preliminary offering memorandum for our senior subordinated note offering.

7.	On June 16, 2003, we filed a Form 8-K/A regarding the acquisition of six facilities from The Brown Schools, Inc. to include the financial statements and pro forma information required by Form 8-K.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related exhibits shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.

Dated: August 14, 2003	/s/ Jack E. Polson

Jack E. Polson
Chief Accounting Officer