Form 10-Q
period 2003-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2003-11-12
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities quarterly period ended September 30, 2003 or Exchange Act of 1934 for the

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     As of October 31, 2003, 8,657,205 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash	$9,574	$2,392
Accounts receivable, less allowance for doubtful accounts of $7,895 (unaudited) and $5,284, respectively	60,426	19,473
Prepaids and other	6,554	2,219

Total current assets	76,554	24,084
Property and equipment, net of accumulated depreciation	134,869	33,547
Cost in excess of net assets acquired, net	55,733	28,822
Contracts, net	3,086	607
Other assets	20,009	3,078

Total assets	$290,251	$90,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,323	$3,338
Salaries and benefits payable	10,096	4,825
Other accrued liabilities	22,842	6,482
Revolving line of credit	—	5,383
Current portion of long-term debt	786	1,687

Total current liabilities	45,047	21,715
Long-term debt, less current portion	173,514	36,752
Deferred tax liability	3,211	258
Other liabilities	3,579	864

Total liabilities	225,351	59,589
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 4,545 shares outstanding at September 30, 2003	25,042	—
Redeemable common stock	5,145	—
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 8,644 and 7,739 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	83	77
Additional paid-in capital	37,130	35,008
Notes receivable from stockholders	(338)	(259)
Accumulated other comprehensive income	(6)	—
Accumulated deficit	(2,156)	(4,277)

Total stockholders’ equity	34,713	30,549

Total liabilities and stockholders’ equity	$290,251	$90,138

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, dollars in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$98,470	$32,269	$193,002	$78,072
Salaries, wages and employee benefits	53,164	17,131	99,686	44,625
Professional fees	11,233	3,897	22,561	10,284
Supplies	6,204	1,432	10,887	3,664
Rentals and leases	1,657	260	2,439	637
Other operating expenses	13,475	5,037	30,599	8,314
Provision for bad debts	1,218	903	3,875	2,038
Depreciation and amortization	1,896	425	3,630	1,222
Interest expense, net	5,566	1,578	9,363	4,070
Loss on refinancing long-term debt	157	—	4,744	—
Change in valuation of put warrants	—	—	960	—
Change in reserve on stockholder notes	—	—	(545)	—

	94,570	30,663	188,199	74,854
Income before income taxes	3,900	1,606	4,803	3,218
Provision for income taxes	1,482	—	2,190	—

Net income	$2,418	$1,606	$2,613	$3,218
Accrued preferred stock dividends	315	—	492	—

Net income available to common stockholders	$2,103	$1,606	$2,121	$3,218

Earnings per common share:
Basic	$0.24	$0.24	$0.26	$0.58

Diluted	$0.18	$0.22	$0.24	$0.54

Shares used in computing per share amounts:
Basic	8,628	6,687	8,177	5,563
Diluted	13,515	7,561	10,978	5,934

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine Months Ended September 30,

	2003	2002

Operating Activities
Net income	$2,613	$3,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,630	1,222
Provision for doubtful accounts	3,875	2,038
Accretion of detachable warrants	159	592
Non-cash stock compensation expense	14	114
Amortization of loan costs	945	250
Loss on refinancing long-term debt	4,744	—
Change in deferred tax liability	1,742	—
Change in valuation of put warrants	960	—
Change in reserve on stockholder notes	(545)	—
Long-term interest accrued	124	243
Changes in operating assets and liabilities:
Accounts receivable	(13,479)	127
Prepaids and other assets	2,875	369
Accounts payable	(1,922)	(1,407)
Accrued liabilities and other	6,291	496

Net cash provided by operating activities	12,026	7,262
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(97,480)	6,243
Purchase of long-term securities	(971)	—
Capital purchases of property and equipment	(3,109)	(864)
Other assets	(650)	21

Net cash (used in) provided by investing activities	(102,210)	5,400
Financing Activities:
Net principal borrowings (payments) on long-term debt	77,615	(9,205)
Payment of loan and issuance costs	(5,451)	(1,878)
Proceeds from issuance of series A convertible preferred stock	25,000	—
Proceeds from issuance of common stock	202	21

Net cash provided by (used in) financing activities	97,366	(11,062)
Net increase in cash	7,182	1,600
Cash at beginning of the period	2,392	1,262

Cash at end of the period	$9,574	$2,862

Significant Non-cash Transactions:
Issuance of detachable stock warrants as consideration for Bridge Loan	$—	$299

Issuance of detachable stock warrants as consideration for subordinated debt financing	$—	$2,018

Issuance of common stock upon conversion of convertible debt	$4,588	$—

Conversion of stockholder receivable to common stock	$477	$—

Refinancing of Long term debt	$5,770	$—

Issuance of common stock upon exercise of warrants	$2,979	$—

Effect of Acquisitions:
Assets acquired, net of cash acquired	$181,601	$33,076
Liabilities assumed	(28,825)	(7,383)
Common stock and stock options issued	—	(15,072)
Long-term debt issued	(55,296)	(16,864)

Cash paid for acquisitions, net of cash acquired	$97,480	$(6,243)

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

1.      Recent Developments

On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”), secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our term debt under our amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $2.7 million as of September 30, 2003.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from Ramsay Hospital Properties, Inc. (“RHP”), located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay Youth Services, Inc. (“Ramsay”).

On July 10, 2003, we received 48,067 shares of our common stock as payment for approximately $466,000 of the promissory notes outstanding with a certain stockholder (see Note 7). These shares were subsequently cancelled and returned to authorized but unissued status.

2.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 2% of net revenue for the nine months ended September 30, 2003. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003.

3.      Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of outstanding securities that, upon exercise or conversion, could share in our earnings. We have calculated our earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Numerator:
Net income available to common stockholders	$2,103	$1,606	$2,121	$3,218
Add: Interest on convertible notes	—	81	—	—
Add: Accrued dividends on series A convertible preferred stock	315	—	492	—

Earnings used in computing diluted earnings per common share	$2,418	$1,687	$2,613	$3,218
Denominator:
Weighted average shares outstanding for basic earnings per share	8,628	6,687	8,177	5,563
Effects of dilutive stock options and warrants outstanding	342	452	429	371
Effect of dilutive convertible debt outstanding	—	422	—	—
Effect of dilutive series A convertible preferred stock outstanding	4,545	—	2,372	—

Shares used in computing diluted earnings per common share	13,515	7,561	10,978	5,934

Earnings per common share, basic	$0.24	$0.24	$0.26	$0.58

Earnings per common share, diluted	$0.18	$0.22	$0.24	$0.54

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

The computation of diluted earnings per share for the nine months ended September 30, 2003 does not include interest on convertible notes of $124,000 and approximately 141,000 shares representing the weighted average of convertible debt outstanding during the period as the effects would have been anti-dilutive.

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

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value of options we have granted was estimated using the Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income available to common stockholders	$2,103	$1,606	$2,121	$3,218
Pro forma compensation expense from stock options	41	20	113	92

Pro forma net income available to common stockholders	$2,062	$1,586	$2,008	$3,126

Basic pro forma earnings per share	$0.24	$0.24	$0.25	$0.56

Diluted pro forma earnings per share	$0.18	$0.22	$0.23	$0.53

5.      Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from RHP, located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay.

On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in 10 5/8% senior subordinated notes and the private placement of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,292 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”) for $63.0 million in cash. The six facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the private placement of $12.5 million of our series A convertible preferred stock and an increase in funding under our senior credit facility.

The purchase price allocations for The Brown Schools and Ramsay are preliminary as of September 30, 2003.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

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

The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of The Brown Schools and Ramsay had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values and changes in interest expense resulting from changes in consolidated debt (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenue	$98,470	$87,122	$288,063	$243,240
Net income (loss)	$2,418	$4,784	$(978)	$20,728
Net income (loss) available to common stockholders	$2,103	$4,469	$(1,470)	$19,783
Earnings per share, basic	$0.24	$0.67	$(0.18)	$3.56

The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends. The pro forma information given includes non-recurring items of $157,000 on loss from refinancing of debt for the three months ended September 30, 2003 and for the nine months ended September 30, 2003, expense of $960,000 to revalue put warrants, income of $545,000 to release reserves on stockholder notes, loss of $458,000 related to a sale of land and severance costs associated with the purchase of Ramsay of approximately $2.3 million.

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

6.      Debt

On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by HUD, secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our term debt under our amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $2.7 million as of September 30, 2003.

On June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the private placement of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

In connection with the closing of the sale of our senior subordinated notes on June 30, 2003, our senior credit facility with our senior lender, CapitalSource Finance LLC (“CapSource”), was amended and restated to increase our senior secured revolving line of credit to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of the senior subordinated notes. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At September 30, 2003, the interest rate under the revolving line of credit was 6.25%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of September 30, 2003, we had $50.0 million available under the revolving line of credit under our amended and restated credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit were classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of our amended and restated credit facility. Such fees were approximately $70,000 for the nine months ended September 30, 2003. We are required to pay interest on a minimum balance of $17.5 million under our revolving line of credit. As of September 30, 2003, our amended and restated senior secured credit facility consisted of approximately $11.2 million of term loans and a $50.0 million revolving line of credit. We refinanced the remaining $11.2 million outstanding on the term loan with borrowings insured by HUD on November 5, 2003, see Note 12.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, our amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of September 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of September 30, 2003, no balance was outstanding under the revolving line of credit portion of our amended and restated senior credit facility.

On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving line of credit to $28.0 million from $17.5 million and a new $36.0 million term loan in addition to our then-existing $17.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our 10 5/8% senior subordinated notes.

On November 25, 2002, we entered into a mortgage loan agreement, insured by HUD, to borrow approximately $4.9 million, secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. We used proceeds from the loan to replace approximately $4.4 million of our senior term loan with CapSource, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

In connection with the acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon were converted into 537,908 shares of our common stock in April and May 2003 based on a conversion price of $8.53 per share.

We also issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At September 30, 2003, one note with a current principal balance of $1.0 million remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the notes contains cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of September 30, 2003.

On June 28, 2002, we entered into a securities purchase agreement with The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) where the 1818 fund agreed to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from our issuance of 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the securities purchase agreement with the 1818 Fund.

In connection with the issuance of the senior subordinated notes to the 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided the 1818 Fund with the ability to require us to repurchase their warrants or the common stock acquired upon exercise of the warrants at fair market value for cash. As discussed in Note 1, the 1818 Fund exercised its stock purchase warrant and received 372,039 shares of our common stock

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

on May 16, 2003. Because the 1818 Fund had the ability to require us to repurchase the warrants for cash, the warrants constituted a derivative that required changes in value of the warrants to be recorded as an increase or decrease to our earnings. In connection with the exercise of the warrants, the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. As such, we are no longer required to record non-cash expense for changes in the fair market value of our common stock.

7.      Mezzanine Equity and Stockholders’ Equity

As discussed in Note 1, we issued 4,545,454 shares of our series A convertible preferred stock during the quarter ended June 30, 2003. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. Because we may be required to redeem the series A convertible preferred stock upon certain change of control events that may not be within our control, the series A convertible preferred stock has been classified outside of our permanent stockholders’ equity.

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

As a part of the merger with PMR, we became the holder of promissory notes with certain stockholders of PMR. Because a certain provision of the stockholder notes allows the stockholders to repay those notes with our common stock at the higher of a stated price or the market value of our common stock, the notes have been classified in our stockholders’ equity. As the stated price was higher than the market value at December 31, 2002, we recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of our common stock during the six months ended June 30, 2003, we released $545,000 of the reserve on the stockholder notes. At June 30, 2003 and September 30, 2003, we did not maintain a reserve balance on our stockholder notes because the market value exceeded the stated price. We may have to establish reserves in the future should the market value of our common stock decrease below the stated price. On July 10, 2003, we received 48,067 shares of our common stock as payment for approximately $466,000 of the promissory notes outstanding. These shares were subsequently cancelled and returned to authorized but unissued status. The current outstanding balance of these notes is $338,000.

8.      Income Taxes

During prior years, we generated net operating loss (“NOL”) carryforwards for federal and state income tax purposes. As a result of the NOL carryforwards, we have not recorded a provision for income tax for the period ended September 30, 2002. During the fourth quarter of 2002, we released our valuation allowance and recorded a corresponding income tax benefit for the twelve months ended December 31, 2002. The provision recorded for the nine months ended September 30, 2003 reflects an effective tax rate of approximately 45.6% due in part to the non-deductible charge related to the valuation of the put warrants discussed in Note 6.

9.      Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we determined that, as of September 30, 2003, we operate two reportable segments: (1) Owned and Leased Facilities and (2) Management Contracts. As of September 30, 2003, the Owned and Leased Facilities segment provides mental and behavioral health services to patients in its 19 owned and 3 leased facilities in 12 states. The Management Contracts segment provides psychiatric management and development services to 45 behavioral health units in hospitals and clinics in 15 states and provides mental and behavioral health services to 10 facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess operating performance of our facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Three months ended September 30, 2003
Revenue	$74,460	$24,010	$—	$98,470
Adjusted EBITDA	$8,521	$4,406	$(1,403)	$11,524
Interest expense	1,816	(5)	3,755	5,566
Provision for income taxes	1,413	1,330	(1,261)	1,482
Depreciation and amortization	1,573	310	13	1,896
Inter-segment expenses	1,413	601	(2,014)	—
Stock compensation expense	—	—	5	5
Other expenses:
Loss on refinance of long-term debt	—	—	157	157

Total other expenses	—	—	157	157

Net income (loss)	$2,306	$2,170	$(2,058)	$2,418

Segment assets	$134,056	$42,008	$114,187	$290,251

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Three months ended September 30, 2002
Revenue	$22,864	$9,405	$—	$32,269
Adjusted EBITDA	$2,563	$1,927	$(876)	$3,614
Interest expense	1,052	79	447	1,578
Depreciation and amortization	299	98	28	425
Inter-segment expenses	630	311	(941)	—
Stock compensation expense	—	—	5	5

Net income (loss)	$582	$1,439	$(415)	$1,606

Segment assets	$49,218	$31,867	$5,964	$87,049

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Nine months ended September 30, 2003
Revenue	$145,510	$47,492	$—	$193,002
Adjusted EBITDA	$19,067	$8,907	$(5,005)	$22,969
Interest expense	4,086	97	5,180	9,363
Provision for income taxes	3,031	2,498	(3,339)	2,190
Depreciation and amortization	2,746	840	44	3,630
Inter-segment expenses	4,259	1,397	(5,656)	—
Stock compensation expense	—	—	14	14
Other expenses:
Loss on refinance of long-term debt	—	—	4,744	4,744
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	—	(545)	(545)

Total other expenses	—	—	5,159	5,159

Net income (loss)	$4,945	$4,075	$(6,407)	$2,613

Segment assets	$134,056	$42,008	$114,187	$290,251

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Nine months ended September 30, 2002
Revenue	$56,465	$21,607	$—	$78,072
Adjusted EBITDA	$5,813	$5,054	$(2,243)	$8,624
Interest expense	2,358	242	1,470	4,070
Depreciation and amortization	850	272	100	1,222
Inter-segment expenses	1,834	612	(2,446)	—
Stock compensation expense	—	—	114	114

Net income (loss)	$771	$3,928	$(1,481)	$3,218

Segment assets	$49,218	$31,867	$5,964	$87,049

10.      Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not expect this new interpretation to have a material effect on our future results of operations or financial position.

11.      Financial Information for Psychiatric Solutions and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidated financial information for us and our subsidiaries as of September 30, 2003, and for the three and nine months ended September 30, 2003. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several. No combining financial information has been presented for prior periods as there were no non-guarantor subsidiaries prior to November 2002.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2003 (Unaudited)
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Current Assets:
Cash	$—	$8,270	$1,304	$—	$9,574
Accounts receivable, net	—	60,426	—	—	60,426
Prepaids and other	—	6,501	53	—	6,554

Total current assets	—	75,197	1,357	—	76,554
Property and equipment, net of accumulated depreciation	—	126,558	8,311	—	134,869
Cost in excess of net assets acquired	—	55,733	—	—	55,733
Contracts, net	—	3,086	—	—	3,086
Investment in subsidiaries	220,543			(220,543)	—
Other assets	8,126	9,007	6,050	(3,174)	20,009

Total assets	$228,669	$269,581	$15,718	$(223,717)	$290,251

Current Liabilities:
Accounts payable	$—	$11,323	$—	$—	$11,323
Salaries and benefits payable	—	10,096	—	—	10,096
Other accrued liabilities	4,089	18,691	1,042	(980)	22,842
Revolving line of credit	—	—	—	—	—
Current portion of long-term debt	—	686	100	—	786

Total current liabilities	4,089	40,796	1,142	(980)	45,047
Long-term debt, less current portion	161,884	—	11,630	—	173,514
Deferred tax liability	—	3,211	—	—	3,211
Other liabilities	2,599	—	—	980	3,579

Total liabilities	168,572	44,007	12,772	—	225,351
Series A convertible preferred stock	25,042	—	—	—	25,042
Redeemable common stock	5,145	—	—	—	5,145
Stockholders’ equity:
Total stockholders’ equity	29,910	225,574	2,946	(223,717)	34,713

Total liabilities and stockholders’ equity	$228,669	$269,581	$15,718	$(223,717)	$290,251

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2003 (Unaudited)
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Revenue	$—	$98,470	$419	$(419)	$98,470
Salaries, wages and employee benefits	—	53,164	—	—	53,164
Professional fees	—	11,192	41	—	11,233
Supplies	—	6,204	—	—	6,204
Rentals and leases	—	1,657	—	—	1,657
Other operating expenses	—	13,642	252	(419)	13,475
Provision for bad debts	—	1,218	—	—	1,218
Depreciation and amortization	608	1,218	70	—	1,896
Interest expense	5,457	—	109	—	5,566
Loss on refinancing long-term debt	157	—	—	—	157
Change in reserve of stockholder notes	—	—	—	—	—

	6,222	88,295	472	(419)	94,570
(Loss) income before income taxes	(6,222)	10,175	(53)	—	3,900
(Benefit from) provision for income taxes	(2,133)	3,635	(20)	—	1,482

Net (loss) income	(4,089)	6,540	(33)	—	2,418
Accrued preferred stock dividends	315	—	—	—	315

Net (loss) income available to common shareholders	$(4,404)	$6,540	$(33)	$—	$2,103

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2003 (Unaudited)
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Revenue	$—	$193,002	$1,227	$(1,227)	$193,002
Salaries, wages and employee benefits	—	99,686	—	—	99,686
Professional fees	—	22,477	84	—	22,561
Supplies	—	10,887	—	—	10,887
Rentals and leases	—	2,439	—	—	2,439
Other operating expenses	571	30,512	743	(1,227)	30,599
Provision for bad debts	—	3,875	—	—	3,875
Equity in earnings of subsidiaries	—	—	—	—	—
Depreciation and amortization	936	2,507	187	—	3,630
Interest expense	8,984	124	255	—	9,363
Loss on refinancing of long-term debt	4,744	—	—	—	4,744
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	15,650	172,507	1,269	(1,227)	188,199
(Loss) income before income taxes	(15,650)	20,495	(42)	—	4,803
(Benefit from) provision for income taxes	(5,582)	7,788	(16)	—	2,190

Net (loss) income	(10,068)	12,707	(26)	—	2,613
Accrued preferred stock dividends	492	—	—	—	492

Net (loss) income available to common shareholders	$(10,560)	$12,707	$(26)	$—	$2,121

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003 (Unaudited)
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Operating Activities
Net (loss) income	$(10,068)	$12,707	$(26)	$—	$2,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,443	187	—	3,630
Provision for doubtful accounts	—	3,875	—	—	3,875
Accretion of detachable warrants	159	—	—	—	159
Non-cash stock compensation expense	—	14	—	—	14
Amortization of loan costs	936	—	9	—	945
Loss on refinancing long-term debt	4,586	158	—	—	4,744
Change in deferred tax liability	—	1,742	—	—	1,742
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(545)	—	—	—	(545)
Long-term interest accrued	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,479)	—	—	(13,479)
Prepaids and other current assets	(8,126)	11,742	2,433	(3,174)	2,875
Accounts payable	—	(1,922)	—	—	(1,922)
Accrued liabilities and other liabilities	5,759	1,481	(949)	—	6,291

Net cash (used in) provided by continuing operating activities	(6,339)	19,885	1,654	(3,174)	12,026
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(97,480)	—	—	—	(97,480)
Purchase of long-term securities			(971)	—	(971)
Capital purchases of property and equipment	—	(3,109)	—	—	(3,109)
Other assets	—	(644)	(6)	—	(650)

Net used in investing activities	(97,480)	(3,753)	(977)	—	(102,210)
Financing Activities:
Net principal borrowings on long-term debt	77,615	—	6,834	(6,834)	77,615
Net transfers to and from members	6,453	(9,037)	(7,424)	10,008	—
Payment of loan and issuance costs	(5,451)	—	—	—	(5,451)
Proceeds from issuance of series A convertible preferred stock	25,000	—	—	—	25,000
Proceeds from issuance of common stock	202	—	—	—	202

Net cash provided by (used in) financing activities	103,819	(9,037)	(590)	3,174	97,366
Net increase in cash	—	7,095	87	—	7,182
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of year	$—	$8,270	$1,304	$—	$9,574

12.      Subsequent Events

On November 5, 2003, we borrowed approximately $12.1 million under a mortgage loan agreement insured by HUD, secured by real estate located at Riveredge Hospital near Chicago, Illinois. Interest accrues on the HUD loan at 5.65% and principal and interest are payable in 420 monthly installments through December 2038. We used the proceeds from the loan to repay approximately $11.2 million of our amended and restated senior secured credit facility, pay certain financing costs and fund required escrow amounts for future improvements to the property.

On November 1, 2003, we acquired the outstanding stock of Laurelwood Center, Inc., which operates Alliance Health Center, a 109-bed acute care psychiatric hospital in Meridian, Mississippi, for approximately $11 million. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, a 60-bed residential treatment center is under construction and is scheduled to open during the third quarter of 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition which alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to improve the operations of acquired facilities; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our limited operating history as a public company; (5) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (6) risks inherent to the healthcare industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state healthcare programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating our operations with recently acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission, including the factors listed in our Registration Statement on Form S-2 filed on November 3, 2003, under the caption “Risk Factors.” A copy of our filings may be obtained from the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. at prescribed rates.

Overview

We are a leading provider of behavioral health care services in the United States.

As of September 30, 2003, we owned or leased 22 free-standing psychiatric facilities in 12 states and managed 10 free-standing psychiatric facilities for government agencies and 45 psychiatric units for third party acute care hospitals in 15 states. The managed psychiatric unit contracts include a contract to provide mental health care management services to approximately 4,400 children and adults with serious mental illness in the Nashville, Tennessee area. Our objective is to provide high-quality, cost-effective psychiatric services in the communities we serve. Through our managed and freestanding psychiatric facilities, we offer a comprehensive array of behavioral health programs to critically ill children, adolescents and adults.

We were incorporated in the State of Delaware in 1988. Our principal executive offices are located at 113 Seaboard Lane, Suite C-100, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700.

Recent Developments

On November 5, 2003, we borrowed approximately $12.1 million under a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”), secured by real estate located at Riveredge Hospital near Chicago, Illinois. Interest accrues on the HUD loan at 5.65% and principal and interest are payable in 420 monthly installments through December 2038. We used the proceeds from the loan to repay $11.2 million of our amended and restated senior secured credit facility, pay certain financing costs and fund required escrow amounts for future improvements to the property.

On November 1, 2003, we acquired the outstanding stock of Laurelwood Center, Inc., which operates Alliance Health Center, a 109-bed acute care psychiatric hospital in Meridian, Mississippi, for approximately $11 million. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, a 60-bed residential treatment center is under construction and is scheduled to open during the third quarter of 2004.

On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by HUD, secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $2.7 million as of September 30, 2003.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from Ramsay Hospital Properties, Inc. (“RHP”), located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay Youth Services, Inc. (“Ramsay”).

On July 10, 2003, we received 48,067 shares of our common stock as payment for approximately $466,000 of the promissory notes outstanding with certain stockholders. These shares were subsequently cancelled and returned to authorized but unissued status.

Impact of Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from RHP, located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay.

On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in 10 5/8% senior subordinated notes and the private placement of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,292 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”) for $63.0 million in cash. The six facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled children, adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the private placement of $12.5 million of our series A convertible preferred stock and an increase in funding under our credit facility.

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

On August 5, 2002, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation (“PMR”), merged with and into Psychiatric Solutions, Inc., whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). The surviving corporation in the merger was PSH, which became a wholly-owned subsidiary of PMR, a publicly traded company. In connection with the merger, PMR changed its name to Psychiatric Solutions, Inc. and, effective August 6, 2002, the shares of Psychiatric Solutions, Inc., formerly known as PMR Corporation, were approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” Because the former PSH stockholders own a majority of the surviving corporation’s outstanding common stock, the acquisition was a “reverse acquisition” and PSH was the acquiring company for accounting purposes. For more information relating to the merger, see Note 1 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Sources of Revenue

Patient Service Revenue. Patient service revenue is generated by our inpatient facilities as a result of services provided to patients at our facilities. Patient service revenue is reported on the accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Settlements under cost reimbursement agreements are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. There were no material adjustments under such agreements during the three and nine months ended September 30, 2003. Amounts received are generally less than the established billing rates of the facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the three and nine months ended September 30, 2003, patient service revenue comprised approximately 76% and 75% of our total revenue, respectively.

Management Fee Revenue. Management fee revenue is earned by our management contract segment. The management contract segment receives contractually determined management fees and director fees from hospitals, clinics and contracting state and local agencies for providing psychiatric management and development services. Revenues for fixed rate contracts are recognized in the period in which services are provided based on terms of the contract. Revenues for variable rate contracts are recognized in the period in which services are provided to the patient. For the three and nine months ended September 30, 2003, management fee revenue comprised approximately 24% and 25% of our total revenue, respectively.

Results of Operations

The following table sets forth, for the periods indicated, our operating results (unaudited, dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$98,470	100.0%	$32,269	100.0%	$193,002	100.0%	$78,072	100.0%
Salaries, wages, and employee benefits	53,164	54.0%	17,131	53.1%	99,686	51.7%	44,625	57.1%
Professional fees	11,233	11.4%	3,897	12.1%	22,561	11.7%	10,284	13.2%
Supplies	6,204	6.3%	1,432	4.4%	10,887	5.6%	3,664	4.7%
Provision for bad debts	1,218	1.2%	903	2.8%	3,875	2.0%	2,038	2.6%
Other operating expenses	15,132	15.4%	5,297	16.4%	33,038	17.1%	8,951	11.5%
Depreciation and amortization	1,896	1.9%	425	1.3%	3,630	1.9%	1,222	1.6%
Interest expense, net	5,566	5.6%	1,578	4.9%	9,363	4.8%	4,070	5.2%
Other expenses:
Loss on refinancing long-term debt	157	0.2%	—	0.0%	4,744	2.5%	—	0.0%
Change in valuation of put warrants	—	0.0%	—	0.0%	960	0.5%	—	0.0%
Change in reserve on stockholder notes	—	0.0%	—	0.0%	(545)	-0.3%	—	0.0%

Income before income taxes	3,900	4.0%	1,606	5.0%	4,803	2.5%	3,218	4.1%
Provision for income taxes	1,482	1.5%	—	0.0%	2,190	1.1%	—	0.0%

Net income	$2,418	2.5%	$1,606	5.0%	$2,613	1.4%	$3,218	4.1%

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Consolidated:
Number of facilities at period end	22	5	340.0%	22	5	340.0%
Admissions	7,939	4,211	88.5%	17,955	10,662	68.4%
Patient days	189,466	41,258	359.2%	333,755	103,096	223.7%
Same facility (1):
Number of facilities at period end	5	5	—	5	5	—
Admissions	4,330	4,211	2.8%	11,144	10,662	4.5%
Patient days	44,560	41,258	8.0%	110,896	103,096	7.6%

(1)	For the three and nine months ended September 30, 2003, excludes statistics for facilities purchased from Ramsay in June 2003 and from The Brown Schools in April 2003. Also for the nine months ended September 30, 2003, excludes statistics for the six months ended June 30, 2003 for Riveredge Hospital, which was acquired in July 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue. Revenue from continuing operations was $98.5 million for the quarter ended September 30, 2003 compared to $32.3 million for the quarter ended September 30, 2002, an increase of $66.2 million or 204.9%. Revenue from owned and leased facilities was $74.5 million in the third quarter of 2003 compared to $22.9 million in the third quarter of 2002, an increase of $51.6 million or 225.3%. The increase in revenues from owned and leased facilities relates primarily to revenues of $19.0 million in the quarter ended September 30, 2003 for The Brown Schools acquired in April 2003 and $30.2 million in the quarter ended September 30, 2003 for Ramsay, which was acquired June 30, 2003. The remainder of the increase in revenues from owned and leased facilities is attributable to growth at our other five facilities as evidenced by same-facility growth in admissions and patient days of 2.8% and 8.0%, respectively. Revenue from management contracts was $24.0 million in the third quarter of 2003 compared to $9.4 million in the third quarter of 2002, an increase of $14.6 million or 155.3%. The increase in revenues from management contracts relates primarily to revenues of $11.8 million in the quarter ended September 30, 2003 for Ramsay’s managed facilities, which includes $0.7 million of increased revenue from the receipt of a prior period contractual settlement. The remainder of the increase in revenues from management contracts relates to the additional management operations acquired in the merger with PMR in August 2002. See “Impact of Mergers and Acquisitions” under this Item 2.

Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $53.2 million, or 54.0% of revenue for the quarter ended September 30, 2003, compared to $17.1 million, or 53.1% of revenue for the quarter ended September 30, 2002. Salaries, wages and employee benefits expense from owned and leased facilities was $42.0 million in the third quarter of 2003, or 56.4% of third quarter 2003 revenue from owned and leased facilities, compared to $13.1 million in the third quarter of 2002 or 57.2% of third quarter 2002 revenue from owned and leased facilities. Same-facility salaries wages and employee benefits expense from owned and leased facilities was $13.8 million in the third quarter 2003, or 54.7% of third quarter 2003 same-facility revenue from owned and leased facilities. This decrease in same-facility salaries, wages and employee benefits expense as a percentage of revenue from owned and leased facilities relates to efforts within our owned and leased facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from management contracts was $10.5 million in the third quarter of 2003, or 43.6% of third quarter 2003 revenue from management contracts, compared to $3.4 million in the third quarter of 2002, or 36.2% of third quarter 2002 revenue from management contracts. Same-facility salaries wages and employee benefits expense from management contracts was $2.9 million in the third quarter of 2003, or 29.2% of third quarter 2003 same-facility revenue from management contracts. This decrease in same-facility salaries, wages and employee benefits expense as a percentage of revenue from management contracts relates to growth in our business because of the assumption of a contract to provide case management services in and around Nashville, Tennessee. All costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for our corporate office was $713,000 for the third quarter of 2003 compared to $559,000 for the third quarter of 2002 as the result of the addition of staff necessary to manage the facilities and management contracts acquired during 2003.

Professional fees. Professional fees were $11.2 million, or 11.4% of revenue for the quarter ended September 30, 2003, compared to $3.9 million, or 12.1% of revenue for the quarter ended September 30, 2002. Professional fees from owned and leased facilities were $9.2 million in the third quarter of 2003, or 12.4% of third quarter 2003 revenue from owned and leased facilities, compared to $2.8 million in the third quarter of 2002, or 12.2% of third quarter 2002 revenue from owned and leased facilities. Same-facility professional fees from owned and leased facilities was $3.0 million in the third quarter of 2003, or 11.7% of third quarter 2003 same-facility revenue from owned and leased facilities. This decrease in professional fees from owned and leased facilities as a percentage of revenue from owned and leased facilities was the result of efforts within owned and leased facilities to reduce our reliance on contract labor as patient volumes increase. Professional fees from management contracts were $1.7 million in the third quarter of 2003, or 7.0% of third quarter 2003 revenue from management contracts, compared to $914,000 in the third quarter of 2002, or 9.7% of third quarter 2002 revenue from management contracts. Same-facility professional fees from management contracts was $952,000 in the third quarter 2003, or 9.5% of third quarter 2003 same-facility revenue from management contracts. Professional fees for our corporate office were $324,000 in the third quarter of 2003 compared to $148,000 in the third quarter of 2002. The increase in professional fees at our corporate office relates to accounting, legal, and other services required to meet the needs of a public company and the newly integrated acquisitions.

Supplies. Supplies expense was $6.2 million, or 6.3% of revenue for the quarter ended September 30, 2003, compared to $1.4 million, or 4.4% of revenue for the quarter ended September 30, 2002. Supplies expense from owned and leased facilities was $5.4 million in the third quarter of 2003, or 7.2% of third quarter 2003 revenue from owned and leased facilities, compared to $1.4 million in the third quarter of 2002, or 6.1% of third quarter 2002 revenue from owned and leased facilities. Same-facility supplies expense from owned and leased facilities was $1.7 million in the third quarter of 2003, or 6.9% of third quarter 2003 same-facility revenue from owned and leased facilities. Supplies expense from management contracts was $834,000 in the third quarter of 2003, or 3.5% of third quarter 2003 revenue from management contracts, compared to $11,000 in the third quarter of 2002, or less than 1% of third quarter 2002 revenue from management contracts. Same-facility supplies expense from management contracts was $5,000 in the third quarter of 2003, or less than 1% of third quarter 2003 same-facility revenue from management contracts. Supplies expense at owned and leased facilities has historically comprised the majority of our supplies expense as a whole; however, because the management contracts acquired from Ramsay are for freestanding facilities our management contracts segment will have higher supplies expense as a percentage of revenue. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

Provision for bad debts. The provision for bad debts was $1.2 million, or 1.2% of revenue for the quarter ended September 30, 2003, compared to $903,000, or 2.8% of revenue for the quarter ended September 30, 2002. The provision for bad debts at owned and leased facilities was $1.7 million in the third quarter of 2003, or 2.3% of third quarter 2003 owned and leased facility revenue, compared to $839,000 in the third quarter of 2002, or 3.7% of third quarter 2002 owned and leased facility revenue. Same-facility provision for bad debts from owned and leased facilities was $933,000 in the third quarter 2003, or 3.7% of third quarter 2003 same-facility revenue from owned and leased facilities. The decrease in provision for bad debts as a percentage of revenue is due to our acquisitions in 2003. The facilities acquired during 2003 reported provision for bad debts of approximately 1.0% of revenue for the quarter ended September 30, 2003.

Other operating expenses. Other operating expenses were approximately $15.1 million, or 15.4% of revenue for the quarter ended September 30, 2003, compared to $5.3 million, or 16.4% of revenue for the quarter ended September 30, 2002. Other operating expenses for owned and leased facilities were $7.7 million for the third quarter of 2003, or 10.4% of third quarter 2003 owned and leased facility revenue, compared to $2.1 million in the third quarter of 2002, or 9.1% of third quarter 2002 owned and leased facility revenue. Same-facility other operating expenses from owned and leased facilities were $2.2 million in the third quarter of 2003, or 8.6% of third quarter 2003 same-facility revenue from owned and leased facilities. Other operating expenses for management contracts were $7.1 million in the third quarter of 2003, or 29.4% of third quarter 2003 management contract revenue, compared to $3.0 million in the third quarter of 2002, or 32.4% of third quarter 2002 management contract revenue. Same-facility other operating expenses from management contracts were $4.1 million in the third quarter of 2003, or 41.3% of third quarter 2003 same-facility revenue from management contracts. This increase in same-facility other operating expenses for management contracts as a percentage of same-facility management contract revenue is attributable to growth in our business because of the assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted and the associated expenses are reported in other operating expenses. Other operating expenses at our corporate office increased to $350,000 in the third quarter of 2003 from $169,000 in the third quarter of 2002 primarily due to increased insurance costs in 2003.

Depreciation and amortization. Depreciation and amortization expense was $1.9 million for the quarter ended September 30, 2003 compared to $425,000 for the quarter ended September 30, 2002, an increase of $1.5 million or 346.1%. This increase in depreciation and amortization expense is the result of the acquisitions of The Brown Schools in April 2003 and Ramsay in June 2003.

Interest expense. Interest expense was $5.6 million for the quarter ended September 30, 2003 compared to $1.6 million for the quarter ended September 30, 2002, an increase of $4.0 million or 250.0%. This increase is primarily attributable to the increase in our long-term debt from approximately $42.3 million at September 30, 2002 to approximately $174.3 million at September 30, 2003 due to our 10 5/8% senior subordinated note offering and the expansion of our senior credit facility.

Other expenses. Other expenses represent items which management considers non-operating. Other expenses for the third quarter of 2003 consisted of $157,000 in loss on the refinancing of our long-term debt.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue. Revenue from continuing operations was $193.0 million for the nine months ended September 30, 2003 compared to $78.1 million for the nine months ended September 30, 2002, an increase of $114.9 million or 147.1%. Revenue from owned and leased facilities was $145.5 million during the first nine months of 2003 compared to $56.5 million during the first nine months of 2002, an increase of $89.0 million or 157.5%. The increase in revenues from owned and leased facilities relates primarily to revenues of $14.9 million for Riveredge Hospital acquired in July 2002, $37.5 million in the nine months ended September 30, 2003 for The Brown Schools acquired in April 2003 and $30.2 million in the nine months ended September 30, 2003 for Ramsay, which was acquired June 30, 2003. The remainder of the increase in revenues from owned and leased facilities is attributable to growth at our other four facilities as evidenced by same-facility growth in admissions and patient days of 4.5% and 5.5%, respectively. Revenue from management contracts was $47.5 million during the first nine months of 2003 compared to $21.6 million during the first nine months of 2002, an increase of $25.9 million or 119.9%. The increase in revenues from management contracts in the nine months ended September 30, 2003 relates primarily to revenues of $13.6 million from management contracts acquired from PMR in August 2002 and $11.8 million for Ramsay’s managed facilities acquired in June 2003. See “Impact of Mergers and Acquisitions” under this Item 2.

Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $99.7 million, or 51.7% of revenue for the nine months ended September 30, 2003, compared to $44.6 million, or 57.1% of revenue for the nine months ended September 30, 2002. Salaries, wages and employee benefits expense from owned and leased facilities was $80.5 million in the first nine months of 2003, or 55.3% of the first nine months of 2003 revenue from owned and leased facilities, compared to $33.3 million in the first nine months of 2002, or 58.9% of the first nine months of 2002 revenue from owned facilities. Same-facility salaries wages and employee benefits expense from owned and leased facilities was $34.5 million in the first nine months of 2003, or 55.0% of the first nine months of 2003 same-facility revenue from owned and leased facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned and leased facilities relates to efforts within our owned and leased facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from management contracts was $17.1 million in the first nine months of 2003, or 35.9% of the first nine months of 2003 revenue from management contracts, compared to $9.8 million in the first nine months of 2002, or 45.6% of the first nine months of 2002 revenue from management contracts. Same-facility salaries, wages and employee benefits expense from management contracts was $9.2 million in the first nine months of 2003, or 41.5% of the first nine months of 2003 same-facility revenue from management contracts. This increase in same-facility salaries, wages and employee benefits expense as a percentage of revenue from management contracts relates to our assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee. All costs to provide these services are recorded as other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for our corporate office was $2.2 million for the first nine months of 2003 compared to $1.5 million for the first nine months of 2002 as the result of the addition of staff necessary to manage the facilities and management contracts acquired during 2002 and 2003.

Professional fees. Professional fees were $22.6 million, or 11.7% of revenue for the nine months ended September 30, 2003, compared to $10.3 million, or 13.2% of revenue for the nine months ended September 30, 2002. Professional fees from owned and leased facilities were $17.8 million in the first nine months of 2003, or 12.3% of the first nine months of 2003 revenue from owned and leased facilities, compared to $7.3 million in the first nine months of 2002, or 12.9% of the first nine months of 2002 revenue from owned and leased facilities. Same-facility professional fees from owned and leased facilities were $7.6 million in the first nine months of 2003, or 12.1% of the first nine months of 2003 same-facility revenue from owned and leased facilities. This decrease in professional fees from owned and leased facilities as a percentage of revenue from owned and leased facilities was the result of efforts within owned and leased facilities to reduce our reliance on contract labor as patient volumes increase. Professional fees from management contracts were $3.5 million in the first nine months of 2003, or 7.3% of the first nine months of 2003 revenue from management contracts, compared to $2.6 million in the first nine months of 2002, or 12.2% of the first nine months of 2002 revenue from management contracts. Same-facility professional fees from management contracts were $2.7 million in the first nine months of 2003, or 12.2% of the first nine months of 2003 same-facility revenue from management contracts. Professional fees for our corporate office were $1.2 million in the first nine months of 2003 compared to $332,000 in the first nine months of 2002. The increase in professional fees at our corporate office relates to accounting, legal, and other services required to meet the needs of a public company and the integration of our acquired facilities.

Supplies. Supplies expense was $10.9 million, or 5.6% of revenue for the nine months ended September 30, 2003, compared to $3.7 million, or 4.7% of revenue for the nine months ended September 30, 2002. Supplies expense from owned and leased facilities was $10.0 million in the first nine months of 2003, or 6.9% of the first nine months of 2003 revenue from owned and leased facilities, compared to $3.6 million in the first nine months of 2002, or 6.4% of the first nine months of 2002 revenue from owned and leased facilities. Same-facility supplies expense from owned and leased facilities was $4.2 million in the first nine months of 2003, or 6.8% of the first nine months of 2003 same-facility revenue from owned and leased facilities. Supplies expense from management contracts was $853,000 in the first nine months of 2003, or 1.8% of the first nine months of 2003 revenue from management contracts, compared to $31,000 in the first nine months of 2002, or less than 1% of the first nine months of 2002 revenue from management contracts. Same-facility supplies expense from management contracts was $24,000 in the first nine months of 2003, or less than 1% of the first nine months of 2003 same-facility revenue from management contracts. Supplies expense at owned and leased facilities has historically comprised the majority of our supplies expense as a whole; however, because the management contracts acquired from Ramsay are for free standing facilities our management contracts segment will have higher supplies expense as a percentage of revenue. Supplies expense for the corporate office consists of office supplies and are negligible to our supplies expense overall.

Provision for bad debts. The provision for bad debts was $3.9 million, or 2.0% of revenue for the nine months ended September 30, 2003, compared to $2.0 million, or 2.6% of revenue for the nine months ended September 30, 2002. The provision for bad debts at owned and leased facilities was $3.9 million in the first nine months of 2003, or 2.7% of the first nine months of 2003 owned and leased facility revenue, compared to $1.8 million in the first nine months of 2002, or 3.3% of the first nine months of 2002 owned and leased facility revenue. Same-facility provision for bad debts from owned and leased facilities was $2.7 million in the first nine months of 2003, or 4.4% of the first nine months of 2003 same-facility revenue from owned and leased facilities. This increase in same-facility provision for bad debts at owned and leased facilities as a percentage of same-facility owned and leased facility revenue relates to slight increases in self pay accounts receivable as a percentage of total accounts receivable.

Other operating expenses. Other operating expenses were approximately $33.0 million, or 17.1% of revenue for the nine months ended September 30, 2003, compared to $9.0 million, or 11.5% of revenue for the nine months ended September 30, 2002. Other operating expenses for owned and leased facilities were $14.2 million in the first nine months of 2003, or 9.8% of the first nine months of 2003 owned facility revenue, compared to $8.2 million in the first nine months of 2002, or 8.2% of the first nine months of 2002 owned facility revenue. Same-facility other operating expenses from owned and leased facilities were $5.8 million in the first nine months of 2003, or 9.2% of the first nine months of 2003 same-facility revenue from owned and leased facilities. This increase in same-facility other operating expenses for owned and leased facilities as a percentage of same-facility owned and leased facility revenue relates primarily to increased insurance costs in 2003. Other operating expenses for management contracts were $17.8 million in the first nine months of 2003, or 37.4% of the first nine months of 2003 management contracts revenue, compared to $3.9 in the first nine months of 2002, or 17.8% of the first nine months of 2002 management contracts revenue. Same-facility other operating expenses from management contracts were $4.9 million in the first nine months of 2003, or 22.2% of the first nine months of 2003 same-facility revenue from management contracts. This increase in same-facility other operating expenses for management contracts as a percentage of same-facility management contracts revenue is attributable to growth in our business because of our assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted and the associated expenses are reported in other operating expenses. Other operating expenses at our corporate office increased to $1.1 million in the first nine months of 2003 from $493,000 in the first nine months of 2002 primarily due to increased insurance costs in 2003.

Depreciation and amortization. Depreciation and amortization expense was $3.6 million for the nine months ended September 30, 2003 compared to $1.2 million for the nine months ended September 30, 2002, an increase of $2.4 million or 200.0%. This increase in depreciation and amortization expense is the result of the acquisitions of Riveredge Hospital in July 2002, PMR in August 2002, The Brown Schools in April 2003 and Ramsay in June 2003.

Interest expense. Interest expense was $9.4 million for the nine months ended September 30, 2003 compared to $4.1 million for the nine months ended September 30, 2002, an increase of $5.3 million or 129.3%. This increase is primarily attributable to the increase in our long-term debt from approximately $42.3 million at September 30, 2002 to approximately $174.3 million at September 30, 2003 due to our 10 5/8% senior subordinated note offering and the expansion of our senior credit facility.

Other expenses. Other expenses totaled $5.2 million for the nine months ended September 30, 2003. Other expenses represent items that management considers non-operating. Other expenses for the first nine months of 2003 consisted of $4.7 million in loss on the refinancing of our long-term debt, $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” in this Item 2) and the release of $545,000 in reserves related to our stockholder notes.

Liquidity and Capital Resources

As of September 30, 2003, we had working capital of $31.5 million, including cash and cash equivalents of $9.6 million, compared to working capital of $2.4 million at December 31, 2002. We did not maintain a balance under terms of our revolving line of credit at September 30, 2003 whereas we had a balance of $5.4 million on our revolving line of credit on December 31, 2002. The increase in our working capital is due to acquisitions during the nine months ended September 30, 2003, which were financed with long-term debt, as well as higher accounts receivable as the result of increases in our revenues during the nine months ended September 30, 2003.

Cash provided by operating activities was $12.0 million for the nine months ended September 30, 2003 compared to cash provided by operating activities of $7.3 million for the nine months ended September 30, 2002. The increase in cash flows from operating activities was due to the acquisitions in the third quarter of 2002 and second quarter of 2003. Cash used in investing activities was $102.2 million for the nine months ended September 30, 2003 compared to cash provided by investing activities of $5.4 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 was the result of acquisitions of The Brown Schools, Ramsay and the real estate for a facility in Macon, Georgia during the nine months ended September 30, 2003. Cash provided by investing activities for the nine months ended September 30, 2002 was primarily the result of cash acquired in the acquisition of PMR. Cash provided by financing activities increased to $97.4 million for the nine months ended September 30, 2003 from cash used in financing activities of $11.1 million for the nine months ended September 30, 2002. This increase was due to borrowings for the acquisitions of The Brown Schools and Ramsay and the issuance of our series A convertible preferred stock.

On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by HUD, secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $2.7 million as of September 30, 2003.

On July 31, 2003, we purchased for approximately $3.6 million the real property and improvements associated with Macon Behavioral Health System, which we formerly leased from RHP, located in Macon, Georgia pursuant to a put right held by RHP that was triggered by our acquisition of Ramsay.

On June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the private placement of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

On April 1, 2003, concurrent with the acquisition of The Brown Schools, we received $12.5 million from the private placement of 2,272,727 shares of our series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and with the 1818 Fund. These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. The proceeds were used to acquire The Brown Schools and Ramsay. These investors have previously invested in us with Oak Investment Partners and Salix Ventures (or related entities) being among our co-founders. Representatives of Oak Investment Partners, Salix Ventures and Brown Brothers Harriman & Co. currently serve on our Board of Directors. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. The impact of the series A convertible preferred stock on diluted earnings per share is calculated using the if-converted method.

In connection with the closing of the sale of our senior subordinated notes, our expanded senior credit facility with our senior lender, CapitalSource Finance LLC (“CapSource”), was amended and restated to increase our senior secured revolving line of credit to $50.0 million from $28.0 million and refinance $36.0 million in term loans with proceeds from the sale of our 10 5/8% senior subordinated notes. Our credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrue interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and are due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. At September 30, 2003, the interest rate under the revolving line of credit was 6.25%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of September 30, 2003, we had $50.0 million available under the revolving line of credit. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit were classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of the amended and restated credit facility. Such fees were approximately $70,000 for the nine months ended September 30, 2003. We are required to pay interest on a minimum balance of $17.5 million under our revolving line of credit. As of September 30, 2003, our amended and restated senior secured credit facility consisted of approximately $11.2 million of term loans and a $50.0 million revolving line of credit. We refinanced the remaining $11.2 million outstanding on the term loan with borrowings insured by HUD on November 5, 2003, see “Recent Developments” in this Item 2.

Our amended and restated credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, our amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of September 30, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted. As of September 30, 2003, no balance was outstanding under the revolving line of credit portion of our amended and restated senior credit facility.

On April 1, 2003, our senior credit facility was expanded to approximately $81.0 million with the increase of our revolving line of credit to $28.0 million from $17.5 million and a new $36.0 million term loan in additional to our then-existing $17.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our 10 5/8% senior subordinated notes.

On May 16, 2003, the 1818 Fund exercised its stock purchase warrant to purchase 372,412 shares of our common stock. Deducting the exercise price of $0.01 per share based on the closing price of our common stock on May 15, 2003, the 1818 Fund received 372,039 shares of our common stock from the exercise of its warrant. In certain circumstances, the 1818 Fund has the right to require that we repurchase the 372,039 shares of our common stock that the 1818 Fund received upon the exercise of its stock purchase warrant.

In connection with our acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003 based on a conversion price of $8.53 per share.

We also issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At September 30, 2003, one note with a current principal balance of $1.0 million remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the notes contains cross default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of September 30, 2003.

On June 28, 2002, we entered into a Securities Purchase Agreement with the 1818 Fund where the 1818 Fund agreed to issue up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from our issuance of 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the Securities Purchase Agreement with the 1818 Fund.

In connection with the issuance of the senior subordinated notes with the 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided the 1818 Fund with the ability to require us to repurchase their warrants or the common stock acquired upon exercise of its warrants at fair market value for cash. The 1818 Fund exercised its stock purchase warrant and received 372,039 shares of our common stock on May 16, 2003. Because the 1818 Fund had the ability to require us to repurchase the warrants for cash, the warrants constituted a derivative that required changes in value of the warrants to be recorded as an increase or decrease to our earnings. In connection with the exercise of the warrants, the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. As such, we are no longer required to record non-cash expense for increases in the fair market value of our common stock.

On November 25, 2002, we entered into a mortgage loan agreement, insured by the HUD, to borrow approximately $4.9 million, secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina. Interest accrues on the HUD loan at 5.95% and principal and interest are payable in 420 monthly installments through December 2037. We used the proceeds from the loan to replace approximately $4.4 million of our senior term loan with CapSource, pay certain refinancing costs, and fund required escrow amounts for future improvements to the property.

We believe that our working capital on hand, cash flows from operations and funds available under our line of credit will be sufficient to fund our operating needs, planned capital expenditures and debt service requirements for the next 12 months.

In addition, we are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional psychiatric facilities.

Contractual Obligations

	Payments Due by Period (in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$174,271	$754	$887	$126	$172,504
Lease obligations	19,182	4,930	7,256	4,360	2,636

	$193,453	$5,684	$8,143	$4,486	$175,140

The carrying value of our total long-term debt, including current maturities, of $174.3 million and $43.8 million at September 30, 2003 and December 31, 2002, respectively, approximated fair value. We had $11.2 million of variable rate debt outstanding at September 30, 2003. At the September 30, 2003 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease our net income and cash flows by $100,000.

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

Professional and General Liability

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. For the years ended December 31, 2000 and 2001, and through December 5, 2002, we have obtained professional and general liability insurance for claims in excess of $100,000, up to a maximum of $1 million per occurrence and $3 million aggregate, with an additional $5 million in excess coverage. On December 6, 2002, the deductible on individual malpractice claims was raised to $3 million and the insured limit to $10 million to mitigate the increases in the cost of professional and general liability insurance and to increase coverage for additional exposures due to acquisitions. The reserve for professional and general liability risks is based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This estimate is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $4.3 million as of September 30, 2003, with approximately $750,000 relating to previous years.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding which would have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1		Amended Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed January 22, 2003).

3.4		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1		Reference is made to Exhibits 3.1 through 3.4.

4.2		Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3		Contingent Value Rights Agreement, dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).

4.4		Warrant to Purchase Shares of Common Stock of Psychiatric Solutions, Inc. to the 1818 Mezzanine Fund II, L.P., dated June 28, 2002 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).

4.5		Common Stock Purchase Warrant of Psychiatric Solutions, Inc. to CapitalSource Holdings LLC, dated August 5, 2002 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on November 4, 2003 (Reg. No. 333-107453)).

4.6		Stock Purchase Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.7		Registration Rights Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.8		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed January 22, 2003).

4.9		Third Amended and Restated Voting Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc., certain holders of Psychiatric Solutions, Inc.’s capital stock named therein and The 1818 Mezzanine Fund II, L.P. (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed on January 7, 2003).

4.10		Indenture, dated as of June 30, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Reg. No. 333-107453)) (the “S-4”).

4.11		Form of Notes (incorporated by reference to Exhibit 4.11 to the S-4).

4.12		Purchase Agreement, dated as of June 19, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the S-4).

4.13		Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the S-4).

10.1	*	First Addendum to Consulting Agreement, dated August 5, 2003, by and between Psychiatric Solutions, Inc. and Allen Tepper.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

     (b)  Reports on Form 8-K

1.	On July 1, 2003 we filed a Report on Form 8-K, which reported the issuance of press releases announcing the completion of our acquisition of Ramsay Youth Services, Inc., the completion of our private placement of $150.0 million in 10 5/8% senior subordinated notes, the receipt of the second half of the net proceeds from the $25.0 million private placement of our series A convertible preferred stock and the consummation of the amendment and restatement of our senior credit facility with CapitalSource Finance LLC.

2.	On August 7, 2003, we furnished pursuant to Item 12 of Form 8-K, a copy of our press release announcing our operating results for the second quarter ended June 30, 2003.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related exhibits shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.

Dated: November 12, 2003	/s/ Jack E. Polson Jack E. Polson Chief Accounting Officer