Form 10-K
period 2003-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2004-03-25
CIK 829608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     As of March 17, 2004, 11,994,722 shares of the registrant’s common stock were outstanding. As of June 30, 2003, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $44 million. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders to be held on May 4, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

            All references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean, unless the context otherwise requires, Psychiatric Solutions, Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

            We are a leading provider of inpatient behavioral health care services in the United States. Through our inpatient division, we operate 26 owned or leased inpatient behavioral health care facilities with approximately 3,200 beds in 15 states. In addition, through our inpatient management contract division, we manage 43 inpatient behavioral health care units for third parties and 11 inpatient behavioral health care facilities for government agencies. We believe that our singular focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. We primarily operate in underserved markets with limited competition and favorable demographic trends. We generated revenue of $293.7 million and $113.9 million for the years ended December 31, 2003 and 2002, respectively.

            Our inpatient behavioral health care facilities accounted for approximately 76.1% of our revenue for the year ended December 31, 2003. These facilities offer a wide range of inpatient behavioral health care services. We offer these services through a combination of inpatient behavioral facilities and residential treatment centers. Our inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our residential treatment centers, or RTCs, offer longer term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patient.

            Our inpatient management contract division accounted for approximately 23.9% of our revenue for the year ended December 31, 2003. This portion of our business involves the development, organization and management of behavioral health care programs within medical surgical hospitals and the management of inpatient behavioral health care facilities for government agencies. We provide our customers with a variety of management options, including (1) clinical and management infrastructure, (2) personnel recruitment, staff orientation and supervision, (3) corporate consultation and (4) performance improvement plans. Our broad range of services can be customized into individual programs that meet specific facility and community requirements. We are dedicated to providing quality programs with integrity, innovation and flexibility.

            The Company was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 113 Seaboard Lane, Suite C-100, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700.

Significant Recent Transactions

            On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for approximately $28 million cash with an earn-out of up to $5 million contingent upon Brentwood’s future financial results. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

            On January 6, 2004, we entered into a revolving credit facility with Bank of America, N.A. of up to $50 million. We will incur a $6.4 million loss from refinancing long-term debt in the first quarter of 2004, which includes the payment of a termination fee to CapitalSource Finance LLC, our former senior lender.

            On December 24, 2003, we closed on the sale of 6,900,000 shares of our common stock at $16.00 per share. Of these shares, 900,000 were sold through the full exercise of the underwriters’ over-allotment option. We sold 3,271,538 shares for approximately $48.9 million after underwriting discounts and other issuance costs. Certain existing stockholders sold 3,628,462 shares in the offering. We did not receive any proceeds from the sale of common stock by the selling stockholders.

            On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, a 60-bed residential treatment center is under construction and is scheduled to open during the second quarter of 2004.

            On June 30, 2003, we consummated the acquisition of Ramsay Youth Services, Inc. (“Ramsay”), a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. Through the acquisition, we acquired 11 owned or leased inpatient behavioral health care facilities, which had an aggregate of 1,292 beds, and assumed 10 contracts to manage inpatient behavioral health care facilities for government agencies.

            Also, on June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

            In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”) for $63.0 million in cash. The six inpatient facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma.

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

Our Industry

            An estimated 22% of the U.S. adult population and 10% of U.S. children and adolescents suffer from a diagnosable mental disorder in a given year. Based on the 2002 U.S. census, these figures translate to approximately 50 million Americans. In addition, four of the ten leading causes of disability in the United States are mental disorders.

            The behavioral health care industry is extremely fragmented with only a few large national providers. During the 1990s, the behavioral health care industry experienced a significant contraction following a long period of growth. Between 1990 and 1999, nearly 300 inpatient behavioral health care facilities, accounting for over 40% of available beds, were closed. The reduction was largely driven by third party payors who decreased reimbursement, implemented more stringent admission criteria and decreased the authorized length of stay. We believe this reduced capacity has resulted in an underserved patient population.

            Reduced capacity, coupled with mental health parity legislation providing for greater access to mental health services, has resulted in favorable industry fundamentals. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased from an average of approximately 2,350 in 2001 to an average of approximately 2,500 in 2002, while the average occupancy rates stabilized at approximately 74% for both 2001 and 2002 after being approximately 69% in 2000. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 10 days from 1997 to 2002. In 2002, the inpatient average length of stay was 10.3 days. The average RTC net revenue per day in 2002 was $288 for hospital-based units and $273 for freestanding RTC facilities. The average number of admissions for hospital-based units was 171 for 2002. The average number of admissions for freestanding RTC facilities was 213 for 2002. The average occupancy rate for hospital-based units increased from 73.0% in 2001 to 74.9% in 2002, with an average length of stay of 165.5 days in 2002. The average occupancy rate for freestanding RTC facilities was 82.6% in 2002, with an average length of stay of 187.3 days in 2002. These favorable trends have resulted in high demand for inpatient behavioral health care services.

Our Strategy

            We intend to continue to successfully grow our business and increase our profitability by improving the performance of our existing inpatient facilities and through strategic acquisitions. The following are the principal elements of our strategy:

•	Same-Facility Growth — We increased our revenue by approximately 9% for the year ended December 31, 2003 as compared to our revenue for the year ended December 31, 2002 through same-facility growth. Same-facility growth refers to the comparison of the five inpatient facilities owned during 2002 with the comparable period in 2003. We owned four inpatient facilities throughout 2002 and acquired a fifth inpatient facility on July 1, 2002. We expect to continue to increase our same-facility growth by increasing our admissions and maximizing reimbursement. We plan to accomplish these goals by:

•	building relationships that enhance our presence in local and regional markets;

•	developing formal marketing initiatives and expanding referral networks;

•	continuing to provide the highest quality service; and

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate.

•	Strong and Sustainable Market Position — Our inpatient facilities have an established presence in each of our markets, and we believe that the majority of our owned and leased inpatient facilities have the leading market share in their respective service areas. Our relationships and referral networks would be difficult, time-consuming and expensive for new competitors to replicate. In addition, many of the states in which we operate require a certificate of need to open an inpatient behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Growth Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 acute and residential treatment facilities in the U.S. and the top three providers operate less than 17% of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions that are in various stages of development and negotiation. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition.

•	Ability to Identify and Integrate Acquisitions — We have successfully integrated the five inpatient facilities we acquired in 2001 and 2002 as well as the inpatient facilities we acquired in 2003 in connection with our acquisition of Ramsay, an operator of 11 owned or leased inpatient behavioral health care facilities, and six inpatient facilities from The Brown Schools. We attribute part of our success in integrating these inpatient facilities to our rigorous due diligence review prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired inpatient facilities that includes improving facility operations, recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified Payor Mix and Revenue Base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2003, we received 32.3% of our revenue from Medicaid, 21.9% from multiple commercial payors, 14.2% from various state and local government payors, 19.4% from various third parties and 12.2% from Medicare. As we receive Medicaid payments from more than 35 states, we are not significantly affected by changes in reimbursement policies in any one state. The majority of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2003, no single inpatient facility represented more than 11% of our revenue.

•	Experienced Management Team — Our senior management team has an average of 20 years of experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 28 years experience in various capacities in the health care industry. Jack R. Salberg, our Chief Operating Officer, has more than 32 years of operational experience in both profit and non-profit health care sectors. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.

•	Consistent Free Cash Flow and Minimal Capital Requirements — We generate consistent free cash flow due to the profitable operation of our business, our low capital expenditure requirements and through the active management of our working capital. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our capital expenditure requirements are less than that of other facility-based health care providers. Historically, our capital expenditures have amounted to less than 2% of our revenue. Our accounts receivable management is less complex than acute care providers because there are fewer billing codes for inpatient behavioral health care facilities.

•	Singular Focus on Inpatient Behavioral Health Care — We focus exclusively on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

Services by Segment

            We operate two reportable segments: (1) our owned and leased facilities segment operates inpatient behavioral health care facilities and (2) our management contract segment manages inpatient behavioral health care units and facilities for third parties and government agencies. For financial information regarding our operating segments, see Note 14 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Inpatient Behavioral Health Care Facilities Division

            Our inpatient division operates 26 owned or leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet criteria for inpatient care. Those clients not meeting criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2003, our inpatient behavioral health care facilities division produced approximately 76% of our revenue.

            Through the diversity of programming and levels of care available, the patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless care system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multidisciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his/her world. Services offered at our inpatient facilities include:

•	acute psychiatric care;	•	detoxification;

•	partial hospitalization;	•	developmentally delayed disorders ;

•	chemical dependency;	•	therapeutic foster care;

•	intensive outpatient;	•	neurological disorders;

•	acute eating disorders;	•	rapid adoption services;

•	reactive attachment disorder;	•	day treatment;

•	dual diagnosis;	•	independent living skills;

•	rehabilitation care;	•	attention deficit/hyperactivity disorders; and

•	day treatment;	•	vocational training.

            Acute inpatient hospitalization is the most intensive level of care offered and typically involves 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Every patient admitted to acute care is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute care facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding their illness is also provided by trained medical health professionals.

            Detoxification for adult patients with a diagnosis of substance abuse is provided at some inpatient facilities. Substance abuse therapy and education is provided to these patients during their stay and referrals to appropriate aftercare services are made for the patient upon discharge, usually to an intensive outpatient program provided by the inpatient facility.

            Our RTCs provide longer term treatment programs for children and adolescents with long-standing behavioral health problems. Twenty four hour observation and care is provided in our RTCs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed, often board-certified, psychiatrists while they remain at the inpatient facility. Our RTCs also provide academic programs by certified teachers to children and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge of the resident, an academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our RTCs include programs for sexually reactive children, sex offenders, reactive attachment disorders and clients who are developmentally delayed with a behavioral component. Our RTCs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within the referral’s own state.

            Other major diagnoses treated at our inpatient behavioral health care facilities include bipolar disorder, major depression, schizophrenia, attention deficit/hyperactivity disorder, impulse disorder and oppositional and conduct disorders.

            Our inpatient facilities’ programs have been adapted to the requests of various sources to provide services to patients with multiple issues and specialized needs. Our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. This purpose of this program is to strive for the highest quality of care possible to individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess their compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement data base comparing our inpatient facilities performance with national norms are also reported, reviewed and corrective steps are taken when necessary.

Inpatient Management Contract Division

            Our inpatient management contract division develops, organizes and manages behavioral health care programs within general third party medical/surgical hospitals and manages inpatient behavioral health care facilities for government agencies. We manage 43 inpatient behavioral health units for third parties in 15 states, including a contract to provide mental health case management services to approximately 4,400 children and adults with serious mental illness in the Nashville, Tennessee area, and 11 inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2003, our inpatient management contract division produced approximately 24% of our revenue.

            Our broad range of services can be customized into individual programs that meet specific inpatient facility and community requirements. Our inpatient management contract division is dedicated to providing high quality programs with integrity, innovation and sufficient flexibility to develop customized individual programs. We provide our customer with a variety of management options, including clinical and management infrastructure, personnel recruitment, staff orientation and supervision, corporate consultation and performance improvement plans. Under the contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities, support services, and generally its own nursing staff in connection with the operation of its programs.

            In general the contracts have an initial term of two to five years and are extended for successive one-year periods unless terminated by either party. The contracts contain termination provisions that allow either party to terminate upon certain material events, including the failure to cure a breach or default under the contract, bankruptcy and the failure to maintain required licensure. While turnover of contracts is expected, we expect the number of contracts to remain relatively stable. Substantially all of the management contracts contain non-compete and confidentiality provisions. In addition, the management contracts typically prohibit the client hospital from soliciting our employees during the term of the contract and for a specified period thereafter.

            In addition, we manage 11 inpatient behavioral health care facilities for government agencies located in Florida, Georgia and Puerto Rico. In general, our contracts to manage these inpatient facilities have an initial term of one to five years. Most of these contracts may be extended for up to three successive one-year periods at the discretion of the government agency. Payment under the contracts is contingent on the annual appropriation of funds by the respective state legislature. Most contracts allow us to terminate the agreement without cause upon 90 days notice and the government agency may terminate without cause upon 30 days notice or upon the occurrence of certain material events, including our failure to meet certain performance standards for a specified period of time, bankruptcy or default under the contract.

            Our management contract revenue is sensitive to regulatory and economic changes in the States of Tennessee and Florida. Our contract to provide case management services in and around Nashville, Tennessee comprised 8% of our consolidated revenue for the year ended December 31, 2003 and our contracts to manage nine inpatient facilities for the Florida Department of Juvenile Justice comprised 6% of our consolidated revenue for the year ended December 31, 2003. The loss of these contracts would have a material adverse effect on our management contract segment.

Seasonality of Services

            Our inpatient behavioral health care facilities division typically experiences lower patient volumes and revenue during the end of the second quarter, the beginning of the third quarter, the end of the fourth quarter and the beginning of the first quarter. Because a high proportion of patients served by our inpatient behavioral health care facilities division are children and adolescents, this seasonality corresponds to periods that school is out of session. We believe that, for a variety of reasons, children and adolescent patients are less likely to be admitted during the summer months and the year-end holidays.

Marketing

            Our local and regional marketing is led by clinical and business development representatives at each of our inpatient facilities. These individuals manage relationships among a variety of referral sources in their respective communities. Our national marketing efforts are focused on increasing the census at our RTCs from various state referral sources by developing relationships and identifying contracting opportunities in their respective territories. Our customer service is managed through our call center. Both families and agencies seeking placement for children receive quick, confidential service through the call center which further promotes our facilities.

Competition

            The inpatient behavioral health care facility industry and the inpatient behavioral health care unit management industry are highly fragmented. The industry is subject to continual changes in the method in which services are provided and the types of companies providing such services. We compete with several national competitors and many regional and local competitors, some of which have greater resources than us. In addition, some of our competitors are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our facilities.

            In addition, our owned, leased and managed inpatient behavioral health care facilities and managed inpatient behavioral health care units compete for patients with other providers of mental health care services, including other inpatient behavioral health care facilities, medical/surgical hospitals, independent psychiatrists and psychologists. We also compete with hospitals, nursing homes, clinics, physicians’ offices and contract nursing companies for the services of registered nurses. We believe we differentiate ourselves from our competition through our singular focus on the provision of behavioral health care services, our reputation for the quality of our services, recruitment of first rate medical staff and accessibility to our facilities. In addition, we believe that the active development of our referral network and participation in selected managed care provider panels enable us to successfully compete for patients in need of our services.

Reimbursement

            Our inpatient owned and leased facilities receive payment for services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, private insurers, including managed care plans, and directly from patients. Most of our inpatient behavioral health facilities are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in our inpatient facilities, equipment, personnel and services. If an inpatient facility loses certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although we intend to continue participating in such programs, there can be no assurance that we will continue to qualify for participation.

Medicare

            Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are currently exempt from the inpatient services prospective payment system (“PPS”) applicable to general acute care hospitals and are reimbursed on a reasonable cost basis, subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the facility’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. Medicare makes interim payments to the provider based on an estimate of the provider’s cost, and then makes a final settlement based on an annual cost report filed by the provider.

            Consistent with reimbursement trends for other segments of the health care services industry, the Centers for Medicare and Medicaid Services (“CMS”) proposed on November 19, 2003 a new Medicare PPS for inpatient behavioral health care facilities including both freestanding psychiatric hospitals and certified psychiatric units in general acute care hospitals. CMS is proposing a per diem PPS. The proposed base per diem amount will cover nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services — including routine, ancillary and capital costs. The proposed per diem will not, however, include the costs of bad debts and certain other costs that are paid separately.

            CMS is proposing that the base per diem be adjusted for specific facility characteristics that increase the cost of patient care. CMS is proposing that payment rates for individual inpatient facilities be adjusted to reflect geographic differences in wages and that rural providers receive an increased payment adjustment, as would teaching facilities. CMS is proposing that the base rate be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group (“DRG”), certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment), and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, CMS is proposing to adjust the per diem rate for each day up to and including the eighth day to reflect the number of days the patient has been in the facility. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. CMS currently plans to begin implementing the new PPS for behavioral health care facilities on April 1, 2004, although CMS may delay implementation beyond such date. CMS has also proposed a three-year transition period that will be a blend of decreasing cost-based payments and increasing PPS payments, with full PPS rates becoming effective in the fourth year. We are uncertain when a final rule and effective date will be released. Please see http://www.cms.hhs.gov/providers/ipfpps for additional information.

            With respect to revenue derived from behavioral health care unit management services, we bill our fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program we manage to be inadequate, it may seek to terminate its contract with us or not renew the contract. Similarly, we may not necessarily solicit new unit management contracts if prospective customers do not believe that such programs will generate sufficient revenue.

            Although Medicare currently uses a cost-based reimbursement formula for inpatient behavioral health care facility services, Medicare will not pay these full amounts to a facility. It will deduct from that rate an amount for patient “coinsurance,” or the amount that the patient is expected to pay. Many patients are unable to pay the coinsurance amount. Even if these patients are also covered by Medicaid, some states’ Medicaid programs will not pay the Medicare coinsurance amount. As a result, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare “bad debt.” To the extent that neither a Medicare patient nor any secondary payor for that patient pays the Medicare coinsurance amount after a reasonable collection effort or the patient’s indigence is documented, the provider is entitled to be paid 70% of this “bad debt” by Medicare. However, there are instances when Medicare denies reimbursement for all or part of claimed bad debts for coinsurance on Medicare patients on grounds that the provider did not engage in a reasonable collection effort or that the provider failed to maintain adequate documentation of its collection effort or of the patient’s indigence.

Medicaid

            Medicaid, a joint federal-state program that is administered by the respective states, provides hospital benefits to qualifying individuals who are unable to afford care. We cannot predict the extent or scope of changes that may occur in the ways in which state Medicaid programs contract for and deliver services to Medicaid recipients. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are political pressures on such legislatures in terms of controlling and reducing such appropriations.

            Some states may adopt substantial health care reform measures that could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and other individuals funded by public resources. Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. As we receive Medicaid payments from more than 35 states, we are not significantly affected by changes in reimbursement policies in any one state. Most states have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. The majority of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. The reduction in other public resources could have an impact on the delivery of services to Medicaid recipients. Any significant changes in Medicaid funding, the structure of a particular state’s Medicaid program, the contracting process or reimbursement levels could have a material adverse impact on our financial condition and results of operations.

Managed Care and Commercial Insurance Carriers

            In addition to government programs, our inpatient facilities are reimbursed for certain behavioral health care services by private payors including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), commercial insurance companies, employers and individual private payors. To attract additional volume, our inpatient facilities offer discounts from established charges to certain large group purchasers of health care services. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles, which are paid by the patient.

            The Mental Health Parity Act of 1996 (“MHPA”) is a federal law that requires annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applies to group health plans or health insurance coverage offered in connection with a group health plan that offers both mental health and medical/surgical benefits. However it does not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003, but the Mental Health Reauthorization Act of 2003 extended the sunset date of MHPA to December 31, 2004. Bills have also been introduced in Congress that could potentially apply this concept on a more far-reaching scale. Approximately 34 states have also enacted some form of mental health parity laws. Some of these laws apply only to select groups such as those with severe mental illness or specific diagnosis.

Annual Cost Reports

            All facilities participating in the Medicare program and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each facility to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Nonetheless, once the Medicare fiscal intermediaries have issued a final Notice of Program Reimbursement (“NPR”) after audit, any disallowances of claimed costs are due and payable within 30 days of receipt of the NPR. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ cost reports.

Regulation and Other Factors

Licensure, Certification and Accreditation

            Health care facilities are required to comply with extensive regulation at the federal, state and local levels. Under these laws and regulations, health care facilities must meet requirements for licensure and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, maintenance of adequate records, hospital use, rate-setting, and compliance with building codes and environmental protection laws. There are also extensive regulations governing a facility’s participation in government programs. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation.

            All of the inpatient facilities owned and operated by us are properly licensed under applicable state laws. Most of the inpatient facilities owned and operated by us are certified under Medicare and Medicaid programs and most are accredited by the Joint Commission on Accreditation or Healthcare Organizations (“JCAHO”), the effect of which is to permit the inpatient facilities to participate in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by JCAHO, or otherwise lose its certification under the Medicare and/or Medicaid program, that inpatient facility would be unable to receive reimbursement from the Medicare and Medicaid programs. If a provider contracting with us were excluded from any federal health care programs, no services furnished by that provider would be covered by any federal health care program. If we were excluded from federal health care programs, our owned and leased inpatient facilities would not be eligible for reimbursement by any federal health care program. In addition, providers would as a practical matter cease contracting for our inpatient behavioral health care unit management services because they could not be reimbursed for any management fee amounts they paid to us.

            We believe that the inpatient facilities we own and operate are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to effect changes in our inpatient facilities, equipment, personnel and services. Additionally, certain of the personnel working at inpatient facilities owned and operated by us are subject to state laws and regulations governing their particular area of professional practice. We assist our client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to begin operations.

Fraud and Abuse Laws

            Participation in the Medicare and/or Medicaid programs is heavily regulated by federal law and regulation. If a hospital fails to substantially comply with the numerous federal laws governing that facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid program if it pays money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health care program.

            The anti-kickback provision of the Social Security Act prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state health care program (the “Anti-kickback Statute”). Violations of the Anti-kickback Statute may be punished by criminal or civil penalties, exclusion from federal and state health care programs, imprisonment and damages up to three times the total dollar amount involved. The Anti-kickback Statute has been interpreted broadly by federal regulators and certain courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-kickback Statute.

            The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal health care program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state health care programs.

            The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-kickback Statute. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as at behavioral health programs and facilities we manage. We also have contracts with physicians providing for a variety of financial relationships including employment contracts, independent contractor agreements, professional service agreements and medical director agreements.

            The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-kickback Statute. These regulations are known as “safe harbor” regulations. The safe harbor regulations do not make conduct illegal, but instead delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-kickback Statute. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-kickback Statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the Anti-kickback Statute. If we do violate the Anti-kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.

            The OIG also issues advisory opinions to outside parties regarding the interpretation and applicability of the Anti-kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities which requested it. However, advisory opinions are published and made available to the public (see http://oig.hhs.gov/fraud/advisoryopinions.html), and they provide guidance on those practices the OIG believes may (or may not) violate federal law. On April 3, 2003, the OIG issued Advisory opinion No. 03-8 regarding an arrangement whereby a company would develop and manage distinct part inpatient rehabilitation units located within general acute care hospitals in exchange for a management fee calculated on a per patient per day basis. The OIG found that the proposed arrangement could potentially generate prohibited remuneration under the Anti-kickback Statute and that the OIG could potentially impose administrative sanctions on the management company. The OIG noted that any definitive conclusion regarding the existence of an anti-kickback violation would require a determination of the parties’ intent, which is beyond the scope of the advisory opinion process.

            The OIG’s analysis noted that the proposed arrangement did not qualify for the safe harbor for personal services and management contracts because the aggregate compensation paid by the hospital to the management company was not set in advance. The OIG noted that “per patient,” “per click,” “per order,” and similar payment arrangements with parties in a position, either directly or indirectly, to refer or recommend an item or service payable by a federal health care program are disfavored under the Anti-kickback Statute. The principal concern is that such arrangements promote overutilization and unnecessarily lengthy stays. Other items of concern to the OIG included that the unit was under the medical direction of a physician in a position to generate referrals to the unit, the management company performed community outreach including marketing, and the fee arrangement could be deemed a success fee. While the proposed arrangement had certain features that would appear to reduce the risk, the OIG could not conclude that the residual risk was sufficiently low to grant protection prospectively.

            We provide services to medical/surgical facilities through behavioral health care management contracts and are compensated, in part, on a per discharge basis. We have not requested an advisory opinion from the OIG with respect to our inpatient management contracts. We believe that we are in compliance with the Anti-kickback Statute, despite the fact that our inpatient management contracts do not qualify for the safe harbor for personal services and management contracts because the aggregate compensation paid by our client hospitals is not set in advance. There can be no assurances that our contracts will not be reviewed and challenged by the OIG or other regulatory authorities empowered to do so.

            The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients for the furnishing of any “designated health services” to health care entities in which they or any of their immediate family members have ownership or other financial interest. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from the Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark Law in January 2001, and the government has said it intends to release the second phase of the final Stark Law regulations in the future. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, the future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

            Many states in which we operate also have adopted, or are considering adopting, laws similar to the Anti-kickback Statute and/or the Stark Law. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.

Emergency Medical Treatment and Active Labor Act

            The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any health care facility that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

            On September 9, 2003, CMS published a final rule, which became effective November 10, 2003, clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS’ rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. CMS also did not directly address whether EMTALA applies to direct admissions, individuals who come to a hospital pursuant to a physician’s orders for a routine procedure, individuals who present themselves at a hospital’s psychiatric department or delivery/labor department and whether screening requirements apply to patients transferred from other facilities. Although we believe that our inpatient behavioral health care facilities comply with EMTALA, we cannot predict if CMS will implement new requirements in the future and whether we will comply with any new requirements.

The Federal False Claims Act

            The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

            Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the Anti-kickback Statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim. From time to time, companies in the health care industry, including us, may be subject to actions under the federal False Claims Act.

HIPAA Transaction, Privacy and Security Requirements

            There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations, including our inpatient facilities, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the health care industry.

            On August 17, 2000, HHS finalized regulations requiring our inpatient facilities to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, HHS issued final modifications to these regulations. Compliance with these regulations was required on October 16, 2003. We have implemented or upgraded computer systems, as appropriate, at our inpatient facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payers.

            HIPAA requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. On May 31, 2002, HHS issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the standard unique health identifier for employers. Most health care organizations, including our inpatient facilities, must comply with this final rule by July 30, 2004. Health plans, health care clearinghouses and providers would use this identifier, among other uses, in connection with the standard electronic transactions standards.

            On January 23, 2004, HHS published a final rule that adopted the National Provider Identifier (“NPI”) as the standard unique health identifier for health care providers. When the NPI is implemented, health care providers, including our inpatient facilities, will use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers, and Blue Cross-Blue Shield numbers, will not be permitted. Health care providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI will be a 10-digit all numeric number that will be assigned to eligible health care providers, including our inpatient facilities, by the National Provider System (“NPS”), an independent government contractor. Under the final rule, all health care providers may begin applying for NPIs on May 23, 2005 with the NPS. All health care providers, including our inpatient facilities, must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007.

            HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have about two years to become fully compliant.

            On February 20, 2003, HHS finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require our inpatient facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, we expect that the security standards will require our inpatient facilities to implement significant new systems, business procedures and training programs. Our inpatient facilities must comply with these security regulations by April 21, 2005.

            On December 28, 2000, HHS published a final rule establishing standards for the privacy of individually identifiable health information. The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. On August 14, 2002, HHS published final revisions to the privacy rule. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. Our inpatient facilities are covered entities under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our inpatient facilities. They require our compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our inpatient facilities to impose these rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf. In addition, our inpatient facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

            A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

            Compliance with these regulations has and will continue to require significant commitment and action by us and our inpatient facilities. We have appointed members of our management team to direct our compliance with these standards. Implementation of these regulations has and will continue to require our inpatient facilities and us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer at each inpatient facility, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

     Certificates of Need (“CON”)

            The construction of new health care facilities, the acquisition or expansion of existing facilities, the transfer or change of ownership and the addition of new beds, services or equipment may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license.

     Corporate Practice of Medicine and Fee Splitting

            Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own hospitals, from employing physicians. Some states also have adopted laws that prohibit direct and indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violation of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although we attempt to structure our arrangements with health care providers to comply with the relevant state laws and the few available regulatory interpretations, there can be no assurance that government officials charged with responsibility for enforcing these laws will not assert that we, or certain transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretation.

     Health Care Industry Investigations

            Significant media and public attention has focused in recent years on the hospital industry. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including our practices. It is possible that governmental entities could initiate investigations or litigation in the future at inpatient facilities owned or managed by us and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and other management personnel could be included in governmental investigations or litigation or named as defendants in private litigation.

     Insurance

            As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe to be sufficient for our operations, although it is possible that some claims may exceed the scope of the coverage in effect. At various times in the past, the cost of malpractice insurance and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which would allow us to maintain adequate levels of coverage.

     Conversion Legislation

            Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

     Regulatory Compliance Program

            We are committed to ethical business practices and to operating in accordance with all applicable laws and regulations. Our Compliance Program was established to ensure that all employees have a solid framework for business, legal, ethical, and employment practices. Our Compliance Program establishes mechanisms to aid in the identification and correction of any actual or perceived violations of any of our policies or procedures or any other applicable rules and regulations. We have an appointed Chief Compliance Officer as well as compliance coordinators at each inpatient facility. The Chief Compliance Officer heads our Compliance Committee which consists of senior management personnel and a member of our board of directors. Employee training is a key component of the Compliance Program. All employees receive training during orientation and annually thereafter.

Insurance

            Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For our inpatient facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3 million with an insured limit of $10 million. In December 2003, we increased this insured limit to $20 million. For the inpatient facilities acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $500,000 with an insured limit of $25 million. These policies include umbrella coverage of $20 million and $25 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. The self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. We plan to merge these plans in the near future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We believe that our insurance coverage conforms to industry standards. There are no assurances, however, that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations.

Employees

            As of December 31, 2003, we employed approximately 6,780 employees, of whom approximately 4,810 are full-time employees. Approximately 4,940 employees staff our owned and leased inpatient behavioral health care facilities, approximately 1,780 employees staff our inpatient management contracts and approximately 60 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, and human resources. None of our employees is subject to a collective bargaining agreement and we believe that our employee relations are good.

Available Information

            We make available free of charge through our website, which you can find at www.psysolutions.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties.

     At December 31, 2003, our inpatient behavioral health care facilities division operated 24 owned or leased inpatient behavioral health care facilities with approximately 3,100 licensed beds in 14 states. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
Facility	Location	Beds	Own/Lease	Acquired(1)
Cypress Creek Hospital	Houston, TX	94	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	127	Own	11/01
Holly Hill Hospital	Raleigh, NC	108	Own	12/01
Riveredge Hospital	Chicago, IL	210	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	58	Lease	4/03
Cedar Springs Behavioral Health System	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	196	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	148	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	103	Own	6/03
Hill Crest Behavioral Health	Birmingham, AL	189	Own	6/03
Gulf Coast Youth Academy	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Facility	Auburn Hills, MI	178	Lease	6/03
Heartland Behavioral Health	Nevada, MO	172	Own	6/03
Brynn Marr Behavioral Health	Jacksonville, NC	76	Own	6/03
Mission Vista Hospital	San Antonio, TX	73	Lease	6/03
Benchmark Behavioral Health	Woods Cross, UT	170	Own	6/03
Macon Behavioral Treatment System	Macon, GA	101	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	109	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03

(1)	Acquisition dates of April 2003 indicate facilities acquired in connection with The Brown Schools acquisition. Acquisition dates of June 2003 indicate facilities acquired in connection with the acquisition of Ramsay.

            In addition, our principal executive offices are located in approximately 7,745 square feet of leased space in Franklin, Tennessee. We do not anticipate that we will experience any difficulty in renewing our lease upon its expiration in December 2006, or obtaining different space on comparable terms if such lease is not renewed. We believe our executive offices and our hospital property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

Item 3. Legal Proceedings.

            We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Our common stock has traded on the Nasdaq National Market under the symbol “PSYS” since August 6, 2002. Prior to August 6, 2002, our common stock was traded on the Nasdaq National Market under the symbol “PMRP.”

            The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share as reported on the Nasdaq National Market for our common stock and, prior to August 6, 2002, for PMR Corporation’s common stock. The stock prices have been adjusted to reflect a 1-for-3 reverse stock split effected on August 5, 2002.

	High	Low
2002
First Quarter	$7.68	$4.89
Second Quarter	$11.43	$3.72
Third Quarter	$6.75	$4.75
Fourth Quarter	$5.94	$5.00
2003
First Quarter	$8.50	$4.47
Second Quarter	$10.17	$7.95
Third Quarter	$14.51	$9.53
Fourth Quarter	$20.95	$12.26

            At the close of business on March 17, 2004, there were approximately 105 holders of record of our common stock.

            On May 6, 2002, PMR’s board of directors declared a special cash dividend of $5.10 per share of common stock payable on May 24, 2002 to the stockholders of record as of the close of business on May 17, 2002. The total amount of the dividend was approximately $12.3 million. We currently intend to retain future earnings for use in the expansion and operation of our business. Our Credit Agreement with Bank of America, N.A. prohibits us from paying dividends on our common stock. Also, the Indenture governing our 10 5/8% senior subordinated notes provides certain financial conditions that must be met in order for us to pay dividends. Subject to the terms of applicable contracts, the payment of any future cash dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.

            On April 1, 2003, we sold 2,272,727 shares of our series A convertible preferred stock for $12.5 million to Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, Salix Ventures II, L.P., Salix Affiliates II, L.P. and The 1818 Mezzanine Fund II, L.P. These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. Our shares of series A convertible preferred stock were not registered under the Securities Act of 1933, as amended. We issued these shares in reliance upon the exception from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Each of these sales was made solely to accredited investors without the use of an underwriter. The holders of the series A convertible preferred stock have the right, at any time, at such holder’s option, to convert any or all outstanding shares (and fractional shares) of series A convertible preferred stock, in whole or in part, into shares of our common stock. In addition, the series A convertible preferred stock will automatically be converted into shares of our common stock if at any time after October 1, 2004, our common stock price on the Nasdaq National Market (computed on a volume-weighted average basis) exceeds $15.00 per share (as adjusted) for thirty consecutive trading days. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price.

Item 6. Selected Financial Data.

            The selected financial data presented below for the years ended December 31, 2003, 2002 and 2001, and at December 31, 2003 and December 31, 2002, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2000 and 1999, and at December 31, 2001, 2000 and 1999, are derived from our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Psychiatric Solutions, Inc.
	Selected Financial Data
	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Income Statement Data:
Revenue	$293,665	$113,912	$43,999	$23,502	$4,500
Costs and expenses:
Salaries, wages and employee benefits	153,498	62,326	26,183	15,257	4,350
Other operating expenses	99,045	35,716	11,322	5,826	1,609
Provision for bad debts	6,315	3,681	662	467	529
Depreciation and amortization (1)	5,754	1,770	945	757	234
Interest expense	14,781	5,564	2,660	1,723	371
Other expenses (2)	5,271	178	1,237	—	—

Total costs and expenses	284,664	109,235	43,009	24,030	7,093

Income (loss) from continuing operations before income taxes	9,001	4,677	990	(528)	(2,593)
Provision for (benefit from) income taxes	3,785	(1,007)	—	—	—

Income (loss) from continuing operations	$5,216	$5,684	$990	$(528)	$(2,593)

Net income (loss) available to common stockholders	$4,405	$5,684	$2,578	$(1,916)	$(6,877)

Basic earnings (loss) per share from continuing operations	$0.53	$0.93	$0.20	$(0.11)	$(0.64)

Basic earnings (loss) per share	$0.53	$0.93	$0.51	$(0.40)	$(1.69)

Shares used in computing basic earnings (loss) per share	8,370	6,111	5,010	4,817	4,062
Diluted earnings (loss) per share from continuing operations	$0.44	$0.86	$0.49	$(0.11)	$(0.64)

Diluted earnings (loss) per share	$0.44	$0.86	$0.19	$(0.40)	$(1.69)

Shares used in computing diluted earnings (loss) per share from continuing operations	11,749	6,986	5,309	4,817	4,062

	Psychiatric Solutions, Inc.
	Selected Financial Data (continued)
	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Balance Sheet Data:
Cash	$44,832	$2,392	$1,262	$336	$1,164
Working capital (deficit)	66,946	2,369	(3,624)	(4,571)	920
Property and equipment, net	149,757	33,547	17,980	308	300
Total assets	348,635	90,138	54,294	26,356	13,154
Total debt	175,003	43,822	36,338	16,641	6,428
Series A convertible preferred stock	25,316	—	—	—	—
Stockholders’ equity	91,328	30,549	9,238	6,235	5,817
Operating Data:
Number of facilities	24	5	4	—	—
Number of licensed beds	3,128	699	489	—	—
Admissions	35,824	14,737	3,027	—	—
Patient days	678,506	145,575	30,511	—	—
Average length of stay	19	10	10	—	—

(1)      Refer to the notes to the consolidated financial statements regarding the non-amortization provisions of goodwill for transactions completed subsequent to June 30, 2001 and effective for fiscal years ending after December 15, 2001.

(2)     Refer to the notes to the consolidated financial statements regarding our adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). As a result of our adoption of SFAS 145, we have reclassified certain losses on refinancing of long-term debt previously reported as an extraordinary item to a component of income from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     Psychiatric Solutions completed a number of significant transactions in 2003. Through acquisitions, we increased our inpatient facility operations nearly fivefold to 24 inpatient facilities and 3,128 licensed beds at December 31, 2003 from five inpatient facilities and 699 licensed beds at December 31, 2002. We also raised capital through offerings of our common stock, series A convertible preferred stock and debt securities, as well as borrowings from our credit facility. As a result, we ended 2003 with nearly $45 million in cash, $67 million in working capital and $150 million in fixed assets, all significant increases from our 2002 levels. We believe these developments position us as a leading provider of inpatient behavioral health care services in the United States. We also believe that our singular focus on the provision of behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. Our business is characterized by diversified sources of revenue, stable cash flows and low capital expenditure requirements.

     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other inpatient behavioral health care operations. We completed our first significant acquisition in 2000 when we acquired Sunrise Behavioral Health, Ltd. and its inpatient behavioral health care management contracts. We continued implementing our acquisition strategy in 2001 with the acquisition of four inpatient behavioral health care facilities. In 2002, we acquired one inpatient behavioral health care facility and merged with PMR, a public company and operator of inpatient behavioral health care management contracts. 2003 marked our largest acquisitions to date with the purchase of six inpatient behavioral health care facilities from The Brown Schools and the acquisition of Ramsay, an operator of 11 owned or leased inpatient behavioral health care facilities and ten contracts to manage inpatient behavioral health care facilities for certain state governmental agencies.

     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During 2003, we increased our revenue from owned and leased inpatient facilities by approximately 9% as compared to our 2002 revenue from owned and leased inpatient facilities through same-facility growth. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 4% and 7%, respectively, in 2003 as compared to 2002. Same-facility growth refers to the comparison of the five inpatient facilities owned during 2002 with the comparable period in 2003. We owned four inpatient facilities throughout 2002 and acquired a fifth inpatient facility on July 1, 2002.

Recent Acquisitions

     On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health for $28 million cash with an earn-out of up to $5 million contingent upon future financial results. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

     On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, a 60-bed residential treatment center is under construction and is scheduled to open during the second quarter of 2004.

     On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in 10 5/8% senior subordinated notes and an issuance of $12.5 million of our series A convertible preferred stock. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which have an aggregate of 1,292 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage inpatient behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

     In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools for $63.0 million in cash. The six inpatient facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the private placement of $12.5 million of our series A convertible preferred stock and an increase in funding under our credit facility.

     Acquiring inpatient behavioral health care facilities is a key part of our business strategy. Because we have grown through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

Sources of Revenue

Patient Service Revenue

     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the year ended December 31, 2003, patient service revenue comprised approximately 76.1% of our total revenue.

Management Contract Revenue

     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2003, management contract revenue comprised approximately 23.9% of our total revenue.

Results of Operations

     The following table illustrates our consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Revenue	$293,665	100.0%	$113,912	100.0%	$43,999	100.0%
Salaries, wages, and employee benefits	153,498	52.3%	62,326	54.7%	26,183	59.5%
Professional fees	33,293	11.3%	14,373	12.6%	7,039	16.0%
Supplies	17,074	5.8%	5,325	4.7%	1,241	2.8%
Provision for bad debts	6,315	2.2%	3,681	3.2%	662	1.5%
Other operating expenses	48,678	16.6%	16,018	14.1%	3,042	6.9%
Depreciation and amortization	5,754	2.0%	1,770	1.6%	945	2.1%
Interest expense, net	14,781	5.0%	5,564	4.9%	2,660	6.0%
Other expenses:
Loss on refinancing long-term debt	4,856	1.7%	86	0.1%	1,237	2.8%
Change in valuation of put warrants	960	0.3%	—	0.0%	—	0.0%
Change in reserve on stockholder notes	(545)	-0.2%	92	0.1%	—	0.0%

Income before income taxes	9,001	3.1%	4,677	4.1%	990	2.3%
Provision for income taxes	3,785	1.3%	(1,007)	-0.9%	—	0.0%

Net income	$5,216	1.8%	$5,684	5.0%	$990	2.3%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     Revenue. Revenue from operations was $293.7 million for the year ended December 31, 2003 compared to $113.9 million for the year ended December 31, 2002, an increase of $179.8 million or 157.9%. Revenue from owned and leased inpatient facilities accounted for $223.3 million of the 2003 results compared to $81.9 million of the 2002 results, an increase of $141.4 million or 172.5%. The increase in revenues from owned and leased inpatient facilities relates primarily to revenues of $14.9 million during the first six months of 2003 for Riveredge Hospital acquired in July 2002, $57.3 million during 2003 for The Brown Schools acquired in April 2003 and $59.6 million for the owned and leased inpatient facilities acquired from Ramsay on June 30, 2003. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to growth in admissions and patient days of 4.1% and 7.0%, respectively, on a same-facility basis. Revenue from inpatient management contracts accounted for $70.3 million of the 2003 results compared to $32.0 million of the 2002 results, an increase of $38.3 million or 119.7%. The increase in revenues from inpatient management contracts relates to revenues of $13.6 million from inpatient management contracts acquired from PMR in August 2002 and $22.6 million for Ramsay’s inpatient management contracts acquired in June 2003. The remainder of the increase in revenues from inpatient management contracts relates to growth of approximately $3.4 million in our contract to provide case management services in and around Nashville, Tennessee. This growth was offset by a reduction in the number of inpatient unit management contracts from 48 at December 31, 2002 to 42 at December 31, 2003, impacting revenues by approximately $1.2 million.

     Salaries, wage, and employee benefits. Salaries, wages and employee benefits expense was $153.5 million in 2003, or 52.3% of revenue for the year ended December 31, 2003, compared to $62.3 million in 2002, or 54.7% of revenue for the year ended December 31, 2002. Salaries, wages and employee benefits expense from owned and leased inpatient facilities was $122.5 million in 2003, or 54.9% of 2003 revenue from owned and leased inpatient facilities, compared to $47.0 million in 2002, or 57.4% of 2002 revenue from owned and leased inpatient facilities. Same-facility salaries, wages and employee benefits expense from owned and leased inpatient facilities was $48.2 million in 2003, or 53.9% of 2003 same-facility revenue from owned and leased inpatient facilities. This decrease in salaries, wages and employee benefits expense as a percentage of revenue from owned and leased inpatient facilities relates to efforts within our owned and leased inpatient facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from inpatient management contracts was $27.5 million in 2003, or 39.1% of 2003 revenue from inpatient management contracts, compared to $13.2 million in 2002, or 41.2% of 2002 revenue from inpatient management contracts. Same-facility salaries, wages and employee benefits expense from inpatient management contracts was $12.0 million in 2003, or 35.2% of 2003 same-facility revenue from inpatient management contracts. This decrease in same-facility salaries, wages and employee benefits expense as a percentage of same-facility revenue from inpatient management contracts relates to our acquisition from PMR of a contract to provide case management services in and around Nashville, Tennessee. We incur very little salaries, wages and employee benefits to provide these services because almost all costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. Salaries, wages and employee benefits expense for our corporate office was $2.8 million for 2003 compared to $2.1 million for 2002 as the result of the addition of staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2002 and 2003.

     Professional fees. Professional fees were $33.3 million in 2003, or 11.3% of revenue for the year ended December 31, 2003, compared to $14.4 million in 2002, or 12.6% of revenue for the year ended December 31, 2002. Professional fees from owned and leased inpatient facilities were $26.3 million in 2003, or 11.8% of 2003 revenue from owned and leased inpatient facilities, compared to $10.3 million in 2002, or 12.6% of 2002 revenue from owned and leased inpatient facilities. Same-facility professional fees from owned and leased inpatient facilities were $10.8 million in 2003, or 12.1% of 2003 same-facility revenue from owned and leased inpatient facilities. This decrease in professional fees from same-facility owned and leased inpatient facilities as a percentage of revenue from same-facility owned and leased inpatient facilities was the result of efforts within our owned and leased inpatient facilities to reduce our reliance on contract labor. Professional fees from inpatient management contracts were $5.2 million in 2003, or 7.3% of 2003 revenue from inpatient management contracts, compared to $3.5 million in 2002, or 11.1% of 2002 revenue from inpatient management contracts. Same-facility professional fees from inpatient management contracts were $3.6 million in 2003, or 10.6% of 2003 same-facility revenue from inpatient management contracts. Professional fees for our corporate office were approximately $1.5 million in 2003 compared to approximately $500,000 in 2002. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.

     Supplies. Supplies expense was $17.1 million in 2003, or 5.8% of revenue for the year ended December 31, 2003, compared to $5.3 million in 2002, or 4.7% of revenue for the year ended December 31, 2002. Supplies expense from owned and leased inpatient facilities was $15.3 million in 2003, or 6.8% of 2003 revenue from owned and leased inpatient facilities, compared to $5.3 million in 2002, or 6.5% of 2002 revenue from owned and leased inpatient facilities. Same-facility supplies expense from owned and leased inpatient facilities was $5.9 million in 2003, or 6.6% of 2003 same-facility revenue from owned and leased inpatient facilities. Supplies expense from inpatient management contracts was $1.7 million in 2003, or 2.5% of 2003 revenue from inpatient management contracts, compared to $40,000 in 2002, or less than 1% of 2002 revenue from inpatient management contracts. Supplies expense at owned and leased inpatient facilities has historically comprised the majority of our supplies expense as a whole; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of ten inpatient management contracts from Ramsay. Supplies expense for our corporate office consists of office supplies and are negligible to supplies expense overall.

     Provision for bad debts. The provision for bad debts was $6.3 million in 2003, or 2.2% of revenue for the year ended December 31, 2003, compared to $3.7 million in 2002, or 3.2% of revenue for the year ended December 31, 2002. The provision for bad debts at owned and leased inpatient facilities was $6.7 million in 2003, or 3.0% of 2003 revenue from owned and leased inpatient facilities, compared to approximately $3.5 million in 2002, or 4.3% of 2002 revenue from owned and leased inpatient facilities. This reduction in provision for bad debts from owned and leased inpatient facilities as a percentage of owned and leased inpatient facility revenue was driven by the acquisition of inpatient facilities from The Brown Schools and Ramsay, which have fewer self-pay accounts. Historically, the provision for bad debts from inpatient management contracts has amounted to less than 1% of revenue from inpatient management contracts.

     Other operating expenses. Other operating expenses were approximately $48.7 million in 2003, or 16.6% of revenue for the year ended December 31, 2003, compared to $16.0 million in 2002, or 14.1% of revenue for the year ended December 31, 2002. Other operating expenses for owned and leased inpatient facilities were $21.7 million in 2003, or 9.7% of 2003 revenue from owned and leased inpatient facilities, compared to $6.6 million in 2002, or 8.1% of 2002 revenue from owned and leased inpatient facilities. Same-facility other operating expenses from owned and leased inpatient facilities were $7.9 million in 2003, or 8.8% of 2003 same-facility revenue from owned and leased inpatient facilities. This increase in other operating expenses for same-facility owned and leased inpatient facilities as a percentage of same-facility revenue from owned and leased inpatient facilities revenue relates primarily to increased insurance costs in 2003. Other operating expenses for inpatient management contracts were $24.9 million in 2003, or 35.5% of 2003 revenue from inpatient management contracts, compared to $7.9 million in 2002, or 24.8% of 2002 inpatient management contract revenue. Same-facility other operating expenses from inpatient management contracts was $11.1 million in 2003, or 32.5% of 2003 same-facility revenue from inpatient management contracts. This increase in other operating expenses for same-facility inpatient management contracts as a percentage of same-facility revenue from inpatient management contracts is attributable to growth in the contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted. Other operating expenses at our corporate office increased to $1.4 million in 2003 from approximately $1.3 million in 2002.

     Depreciation and amortization. Depreciation and amortization expense was $5.8 million for the year ended December 31, 2003 compared to $1.8 million for the year ended December 31, 2002, an increase of approximately $4.0 million or 222.2%. This increase in depreciation and amortization expense is the result of the acquisitions of Riveredge Hospital in July 2002, PMR in August 2002, The Brown Schools in April 2003 and Ramsay in June 2003.

     Interest expense. Interest expense was $14.8 million for the year ended December 31, 2003 compared to $5.6 million for the year ended December 31, 2002, an increase of $9.2 million or 164.3%. The increase in interest expense is primarily attributable to the increase in our long-term debt from approximately $43.8 million at December 31, 2002 to approximately $175.0 million at December 31, 2003 due to our 10 5/8% senior subordinated note offering, the expansion of our senior credit facility and the refinancing of our term loans from CapitalSource Finance LLC (“CapSource”) with mortgage loans insured by the U.S. Department of Housing and Urban Development (“HUD”). The proceeds from the 10 5/8% senior subordinated notes and the expanded credit facility were used to finance acquisitions in 2003.

     Other expenses. Other expenses totaled $5.3 million for the year ended December 31, 2003 compared to approximately $180,000 for the year ended December 31, 2002. Other expenses in 2003 consisted of $4.9 million in loss on the refinancing of our long-term debt, $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” below) and the release of $545,000 in reserves related to our stockholder notes. Other expenses in 2002 consisted of approximately $90,000 in loss on the refinancing of our long-term debt and approximately $90,000 to increase the reserve related to our stockholder notes.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

     Revenue. Revenue from continuing operations was $113.9 million for the year ended December 31, 2002 compared to $44.0 million for the year ended December 31, 2001, an increase of $69.9 million or 158.9%. Revenue from owned and leased inpatient facilities accounted for $81.9 million of the 2002 results compared to $16.0 million of the 2001 results, an increase of $65.9 million or 411.9%. The increase in revenues from owned and leased inpatient facilities relates primarily to revenues of $11.0 million and $15.0 million during the first eight months of 2002 for Cypress Creek Hospital and West Oaks Hospital, respectively, acquired in September 2001, $14.4 million during the first ten months of 2002 for Texas NeuroRehab Hospital acquired in November 2001, $10.8 million during the first eleven months of 2002 for Holly Hill Hospital acquired in December 2001 and $13.2 million during 2003 for Riveredge Hospital acquired in July 2002. Revenue from inpatient management contracts accounted for $32.0 million of the 2002 results compared to $28.0 million of the 2001 results, an increase of $4.0 million or 14.3%. The increase in revenues from our inpatient management contracts relates to the additional inpatient management contracts assumed in the merger with PMR.

     Salaries, wage, and employee benefits. Salaries, wages and employee benefits expense was $62.3 million in 2002, or 54.7% of revenue for the year ended December 31, 2002, compared to $26.2 million in 2001, or 59.6% of revenue for the year ended December 31, 2001. Salaries, wages and employee benefits expense from owned and leased inpatient facilities was $47.0 million in 2002, or 57.4% of 2002 revenue from owned and leased inpatient facilities, compared to $9.5 million in 2001, or 59.2% of 2001 revenue from owned and leased inpatient facilities. Same-facility salaries, wages and employee benefits expense from owned and leased inpatient facilities was $10.6 million in 2002, or 60.5% of same-facility revenue from owned and leased inpatient facilities. Salaries, wages and employee benefits expense from inpatient management contracts was $13.2 million in 2002, or 41.3% of 2002 revenue from inpatient management contracts, compared to $15.5 million in 2001, or 55.3% of 2001 revenue from inpatient management contracts. Same-facility salaries, wages and employee benefits expense from inpatient management contracts was $12.9 million in 2002, or 52.7% of same-facility 2002 revenue from inpatient management contracts. Salaries, wages and employee benefits expense for our corporate office was $2.1 million for 2002 compared to $1.2 million for 2001 as the result of the addition of staff necessary to manage the inpatient facilities acquired during the latter part of 2001 and July 2002.

     Professional fees. Professional fees were $14.4 million in 2002, or 12.6% of revenue for the year ended December 31, 2002, compared to $7.0 million in 2001, or 16.0% of revenue for the year ended December 31, 2001. Professional fees from owned and leased inpatient facilities were $10.3 million in 2002, or 12.5% of 2002 revenue from owned and leased inpatient facilities, compared to $2.6 million in 2001, or 16.1% of 2001 revenue from owned and leased inpatient facilities. Same-facility professional fees from owned and leased inpatient facilities were $2.2 million in 2002, or 12.6% of same-facility revenue from owned and leased inpatient facilities. Professional fees from inpatient management contracts were $3.5 million in 2002, or 11.1% of 2002 revenue from inpatient management contracts, compared to $4.1 million in 2001, or 14.7% of 2001 revenue from inpatient management contracts. Same-facility professional fees from inpatient management contracts were $3.5 million in 2002, or 14.2% of same-facility 2002 revenue from inpatient management contracts. Professional fees for our corporate office were approximately $500,000 in 2002 compared to approximately $300,000 in 2001. The increase in professional fees at our corporate office relates to accounting, legal, and other services required as a public company.

     Supplies. Supplies expense was $5.3 million in 2002, or 4.7% of revenue for the year ended December 31, 2002, compared to $1.2 million in 2001, or 2.8% of revenue for the year ended December 31, 2001. Supplies expense at owned and leased inpatient facilities comprise almost the entire amount of our consolidated supplies expense. Supplies necessary at our owned and leased inpatient facilities include medical, pharmaceutical and office supplies. The increase in supplies expense as a percentage of revenue is due to our acquisition of four inpatient facilities in the last four months of 2001 and Riveredge Hospital in July 2002. Supplies expense for inpatient management contracts and our corporate office consists of office supplies and is negligible to our supplies expense overall.

     Provision for bad debts. The provision for bad debts was $3.7 million in 2002, or 3.2% of revenue for the year ended December 31, 2002, compared to $662,000 in 2001, or 1.5% of revenue for the year ended December 31, 2001. The provision for bad debts at owned and leased inpatient facilities was $3.5 million in 2002, or 4.3% of 2002 revenue from owned and leased inpatient facilities, compared to approximately $400,000 in 2001, or 2.4% of 2001 revenue from owned and leased inpatient facilities. This increase in provision for bad debts at owned and leased inpatient facilities as a percentage of owned and leased inpatient facility revenue relates to changes in our payer mix and the impact of our acquisitions.

     Other operating expenses. Other operating expenses were approximately $16.0 million in 2002, or 14.1% of revenue for the year ended December 31, 2002, compared to $3.0 million in 2001, or 6.9% of revenue for the year ended December 31, 2001. Other operating expenses for owned and leased inpatient facilities were $6.6 million in 2002, or 8.0% of 2002 revenue from owned and leased inpatient facilities, compared to $1.1 million in 2001, or 6.9% of 2001 revenue from owned and leased inpatient facilities. Same-facility other operating expenses from owned and leased inpatient facilities were $1.3 million in 2002, or 7.3% of same-facility revenue from owned and leased inpatient facilities. This increase in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of same-facility revenue from owned and leased inpatient facilities relates primarily to increased insurance costs in 2002. Other operating expenses for inpatient management contracts were $7.9 million in 2002, or 24.9% of 2002 revenue from inpatient management contacts, compared to $1.6 million in 2001, or 5.6% of 2001 revenue from inpatient management contracts. Same-facility other operating expenses from inpatient management contracts were $1.3 million in 2002, or 5.3% of same-facility 2002 revenue from inpatient management contracts. This overall increase in other operating expenses for inpatient management contracts as a percentage of revenue from inpatient management contracts is attributable to our assumption from PMR of a contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted and all related expenses are recorded in other operating expenses. Other operating expenses at our corporate office increased to $1.3 million in 2002 from approximately $400,000 in 2001 primarily due to increased insurance costs in 2002.

     Depreciation and amortization. Depreciation and amortization expense was $1.8 million for the year ended December 31, 2002 compared to $945,000 for the year ended December 31, 2001, an increase of approximately $800,000 or 87.3%. This increase in depreciation and amortization expense is the result of full year operations in 2002 for the inpatient facilities acquired in the last four months of 2001 as well as our acquisition of Riveredge Hospital in July 2002.

     Interest expense. Interest expense was $5.6 million for the year ended December 31, 2002 compared to $2.7 million for the year ended December 31, 2001, an increase of $2.9 million or 107.4%. The increase in interest expense is due to borrowings under our senior credit facility as well as subordinated debt obtained to fund acquisitions in 2001 and 2002.

Liquidity and Capital Resources

     As of December 31, 2003, we had working capital of $66.9 million, including cash and cash equivalents of $44.8 million, compared to working capital of $2.4 million at December 31, 2002. We did not maintain a balance under our revolving line of credit at December 31, 2003 whereas we had a balance of $5.4 million on our revolving line of credit at December 31, 2002. The increase in working capital is primarily due to cash raised in our public equity offering of approximately $48.9 million as well as cash provided by operating activities of $15.5 million during the year ended December 31, 2003.

     Cash provided by operating activities was $15.5 million for the year ended December 31, 2003 compared to $8.9 million for the year ended December 31, 2002. The increase in cash flows from operating activities was primarily due to the cash generated from our acquisitions of the operations of Ramsay and the six inpatient facilities from The Brown Schools in 2003 and by the full year operations of PMR and Riveredge Hospital, which we acquired in 2002.

     Cash used in investing activities was $105.3 million for the year ended December 31, 2003 compared to cash provided by investing activities of $4.2 million for the year ended December 31, 2002. Cash used in investing activities for the year ended December 31, 2003 was primarily the result of $100.4 million cash paid for acquisitions, net of cash acquired. Cash used in the acquisition of The Brown Schools was approximately $13.4 million, of which $12.5 million came from our private placement of series A convertible preferred stock. The balance of The Brown Schools purchase of approximately $51.2 million was financed from our former credit facility with CapSource. Cash used in the acquisition of Ramsay, including the subsequent purchase for $3.6 million of real estate at our Macon facility, was $84.4 million, net of cash acquired of approximately $4 million. Cash used in the acquisition of Alliance Health Center was approximately $1.4 million, which paid for certain transaction costs. The $12.5 million purchase price for Alliance Health Center was financed from our former credit facility with CapSource. Cash used for other acquisitions, including Calvary Center, was approximately $1.2 million. In January 2004, we paid the balance of the purchase price for the Calvary Center of approximately $3.3 million after certain state licensure matters were resolved. The remainder of cash used in investing activities for the year ended December 31, 2003 included capital expenditures of approximately $5.8 million and purchases of investments of approximately $1.0 million offset by changes in other long-term assets of approximately $1.8 million. Capital expenditures are generally not for the expansion of capacity within our inpatient facilities and historically approximate 2% of our net revenues. During 2003, our capital expenditures included typical non-expansion capital expenditures, as well as expenditures to upgrade computer systems at some of our newly acquired facilities and certain expansion projects. These expansion projects included the construction of a 60-bed RTC at Alliance Health Center. Cash provided by investing activities for the year ended December 31, 2002 was the result of cash acquired of approximately $6.0 million in our acquisition of PMR offset by cash used in capital purchases of $1.5 million and other assets of $612,000.

     Cash provided by financing activities was $132.3 million for the year ended December 31, 2003. During 2003, we received cash from borrowings of approximately $62.0 million, net of refinancings and not including proceeds from borrowings that were paid directly to the sellers of our acquisitions. Also during 2003, we received $48.9 million and $24.5 million, net of issuance costs, from the secondary offering of our common stock and from our issuance of series A convertible preferred stock, respectively. These sources of cash from financing activities were offset by cash payments during 2003 of $2.0 million and $1.4 million for capitalized loan costs on new debt and early termination fees on debt that we refinanced, respectively. Finally, we received approximately $300,000 in cash from the exercise of stock options and warrants during 2003. Cash used in financing activities of $12.0 million for the year ended December 31, 2002 consisted primarily of payments on long-term debt, not including proceeds from borrowings that were paid directly to the sellers of our acquisitions.

     On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread.

     On January 6, 2004, we entered into a revolving credit facility with Bank of America, N.A. of up to $50 million. The revolving credit facility has a three-year term and is secured by all real property owned by us or our subsidiaries that has a value in excess of $2.5 million, the stock of all of our operating subsidiaries and substantially all of the personal property owned by us or our subsidiaries.

     On November 5, 2003, we borrowed approximately $12.1 million under a mortgage loan agreement insured by HUD, secured by real estate located at Riveredge Hospital near Chicago, Illinois. Interest accrues on the HUD loan at 5.65% and principal and interest are payable in 420 monthly installments through December 2038. We used the proceeds from the loan to repay approximately $11.2 million of our term debt under our former amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property.

     On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by HUD, secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our term debt under our former amended and restated senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property.

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

     In connection with the closing of the sale of our 10 5/8% senior subordinated notes, we amended and restated our former senior credit facility with CapSource to increase our senior secured revolving line of credit to $50.0 million from $28.0 million and to refinance $36.0 million in term loans with the proceeds from the sale of our 10 5/8% senior subordinated notes. Our former credit facility was secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrued interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and were due in November 2003. We refinanced the remaining $11.2 million in term loans with a mortgage loan insured by HUD on November 5, 2003. The revolving line of credit accrued interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and was due in June 2006. We were required to pay interest on a minimum balance of $17.5 million under our revolving line of credit. At December 31, 2003, the interest rate under the revolving line of credit was 6.25%. As of December 31, 2003, we had $50.0 million available under the revolving line of credit. We were required to pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of the amended and restated credit facility. Such fees were approximately $110,000 for the year ended December 31, 2003.

     On April 1, 2003, concurrent with the acquisition of The Brown Schools, we received $12.5 million from the private placement of 2,272,727 shares of our series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”). These investors purchased an additional 2,272,727 shares of our series A convertible preferred stock for $12.5 million on June 19, 2003. The proceeds were used to acquire The Brown Schools and Ramsay. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. The impact of the series A convertible preferred stock on diluted earnings per share is calculated using the if-converted method.

     On April 1, 2003, our former senior credit facility with CapSource was expanded to approximately $81.0 million with the increase of our revolving line of credit to $28.0 million from $17.5 million and a new $36.0 million term loan in addition to our then-existing $17.0 million term loan. We borrowed approximately $52.2 million during April 2003, including the $36.0 million term loan and $16.2 million under the revolving line of credit, to partially fund our acquisition of six inpatient facilities from The Brown Schools. The revolving line of credit and new $36.0 million term loan were repaid on June 30, 2003 with proceeds from the issuance of our 10 5/8% senior subordinated notes.

     On June 28, 2002, we entered into a Securities Purchase Agreement with the 1818 Fund where the 1818 Fund agreed to purchase up to $20 million of senior subordinated notes with detachable nominal warrants. At closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. In connection with the issuance of the senior subordinated notes to the 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided the 1818 Fund with the ability to require us to repurchase its warrants or the common stock acquired upon exercise of its warrants at fair market value for cash. On May 16, 2003, the 1818 Fund exercised its stock purchase warrant to purchase 372,412 shares of our common stock. Deducting the exercise price of $0.01 per share based on the closing price of our common stock on May 15, 2003, the 1818 Fund received 372,039 shares of our common stock from the exercise of its warrant. In connection with the exercise of the warrants, the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from the issuance of our 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the Securities Purchase Agreement with the 1818 Fund. The 1818 Fund’s right to require us to repurchase the 372,039 shares of our common stock that it received upon the exercise of its stock purchase warrant terminated upon the 1818 Fund’s sale of its shares in our secondary equity offering that we closed in December 2003.

     In connection with our acquisition of Sunrise Behavioral Health, Ltd. in May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003 based on a conversion price of $8.53 per share. In addition, we also issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At December 31, 2003, one note with a current principal balance of $1.0 million remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the note contains cross-default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of December 31, 2003.

     As part of the determination of our provision for income taxes, we are required to estimate and record reserves for certain tax positions that, though we believe are fully supportable, are subject to audit by taxing authorities. We have accrued for certain tax contingencies for which the ultimate determination by the taxing authorities is uncertain. If the taxing authorities were to propose and sustain assessments on the contingencies, we would incur approximately $4 million in additional tax payments in future years. We believe we have adequately provided for this tax contingency.

     We believe that our working capital on hand, cash flows from operations and funds available under our revolving line of credit will be sufficient to fund our operating needs, planned capital expenditures and debt service requirements for the next 12 months.

     In addition, we are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long term debt obligations	$175,003	$1,023	$852	$542	$172,586
Lease obligations	25,094	6,013	9,752	6,011	3,318

	$200,097	$7,036	$10,604	$6,553	$175,904

     The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $167 million as of December 31, 2003. The carrying value of our other long-term debt, including current maturities, of $25.0 million and $43.8 million at December 31, 2003 and December 31, 2002, respectively, approximated fair value. We had no variable rate debt outstanding at December 31, 2003.

Impact of Inflation and Economic Trends

     Although inflation has not had a material impact on our results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Some of our freestanding owned, leased and managed inpatient behavioral health care facilities we operate are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Although we cannot predict our ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Our ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

     The behavioral health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, our inpatient facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payers. We are not aware of any economic trends that would prevent us from being able to remain in compliance with all of our debt covenants and to meet all required obligations and commitments in the near future.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

     Allowance for Doubtful Accounts

     Our ability to collect outstanding patient receivables from third party payors and receivables due under our inpatient management contracts is critical to our operating performance and cash flows.

     The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

     The primary collection risk with regard to receivables due under our inpatient management contracts is attributable to contractual disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

     Allowances for Contractual Discounts

     The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.

     Professional and General Liability

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For our inpatient facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3 million with an insured limit of $10 million. In December 2003, we increased this insured limit to $20 million. For the inpatient facilities acquired from Ramsay, we have obtained professional and general risks liability insurance for claims in excess of $500,000 with an insured limit of $25 million. These policies include umbrella coverage of $20 million and $25 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. The self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. We plan to merge these plans in the new future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

     Income Taxes

     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. Management must also assess the impact of acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.

Forward-Looking Statements

     This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our filings and reports.

     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our limited operating history;

•	our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; and

•	our ability to comply with federal and state governmental regulation covering healthcare-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology.

     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

Risk Factors

     If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

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

     Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that we may have with physicians and other referral sources. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. Our current financial relationships with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. Further, we cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.

     In order to comply with the Stark Law, our financial relationships with physicians and their immediate family members must meet an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions, some of which are still under review, are detailed and complex, and we cannot guarantee that every relationship fully complies with the Stark Law.

     If we fail to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more inpatient facilities), and exclusion of one or more of our inpatient facilities from participation in the Medicare, Medicaid and other federal and state health care programs. See “Item 1. Business — Regulation and Other Factors.”

     Because many of these laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our inpatient facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulation will take or their impact.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions.

     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under HIPAA contain provisions that have required, and in the future may require, our facilities to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of their patients’ individually identifiable health and related financial information. Compliance with the privacy regulations was required on April 14, 2003 for most health care organizations, including our inpatient facilities. The privacy regulations have had a financial impact on the health care industry because they impose extensive new administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with new rights with respect to their health information and require our inpatient facilities to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information.

     On February 20, 2003, HHS issued final security regulations. Compliance with these security regulations is required by April 21, 2005 for most health care organizations, including our inpatient facilities. These security regulations require our inpatient facilities to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted patient individually identifiable health and related financial information. We cannot predict the total financial or other impact of these regulations on our business. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

     On August 17, 2000, HHS issued regulations requiring most health care organizations, including our inpatient facilities, to use standard data formats and code sets by October 16, 2003 when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions. We have implemented or upgraded computer systems, as appropriate, at our inpatient facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payers.

     Violations of the privacy, security and transaction regulations could subject our inpatient facilities to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Since there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations.

Other companies within the health care industry continue to be the subject of federal and state investigations, which increases the risk that we may become subject to investigations in the future.

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

     The OIG and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, health care providers are subject to civil and criminal false claims laws, including the federal False Claims Act, which allows private parties to bring whistleblower lawsuits against private companies doing business with or receiving reimbursement under government programs. Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other health care providers to settle these lawsuits may encourage our current and former employees and other health care providers to bring whistleblower lawsuits. Any investigations of us or our executives or managers could result in significant liabilities or penalties as well as adverse publicity.

As a provider of health care services, we are subject to claims and legal actions by patients and others.

     Facilities acquired by us may have unknown or contingent liabilities, including liabilities related to patient care and liabilities for failure to comply with health care laws and regulations, which could result in large claims and significant defense costs. Although we generally seek indemnification covering these matters from prior owners of facilities we acquire, material liabilities for past activities of acquired facilities may exist and such prior owners may not be able to satisfy their indemnification obligations. We are also susceptible to being named in claims brought related to patient care and other matters at inpatient facilities owned by third parties and operated by us.

     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with deductibles common in the industry. Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For our inpatient facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3 million with an insured limit of $10 million. In December 2003, we increased this insured limit to $20 million. For the inpatient facilities acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $50,000 with an insured limit of $25 million. These policies include umbrella coverage of $20 million and $25 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. The self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.

If federal or state health care programs or managed care companies reduce reimbursement rates or methods of reimbursement for services provided, revenues may decline.

     A large portion of our revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs. These changes have, in certain instances, decreased the amount of money we receive for our services. Future federal and state legislation may further reduce the payments received for services provided or increase the timing of reimbursement payments to us. In addition, we are particularly sensitive to regulatory and economic changes in the State of Texas. We operated seven inpatient facilities in Texas that generated 33% of our revenue for the year ended December 31, 2003.

     Insurance and managed care companies and other third parties from whom we receive payment are increasingly attempting to control health care costs by requiring that facilities discount their fees in exchange for exclusive or preferred participation in their benefit plans. This trend may continue and may reduce the payments received by us for our services.

If competition decreases the ability to acquire additional inpatient facilities on favorable terms, we may be unable to execute our acquisition strategy.

     Competition among hospitals and other health care providers in the United States has intensified in recent years due to cost containment pressures, changing technology, changes in government regulation and reimbursement, changes in practice patterns (such as shifting from inpatient to outpatient treatments), the impact of managed care organizations and other factors. An important part of our business strategy is to acquire inpatient facilities in growing markets. Some inpatient facilities and health care providers that compete with us have greater financial resources and a larger, more experienced development staff focused on identifying and completing acquisitions. In addition, some competitors are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis. Any or all of these factors may impede our business strategy.

If we fail to improve the operations of acquired inpatient facilities, we may be unable to achieve our growth strategy.

     We may be unable to maintain or increase the profitability of, or operating cash flows at, any existing hospital or other acquired inpatient facility, effectively integrate the operations of any acquisitions or otherwise achieve the intended benefit of our growth strategy.

State efforts to regulate the sale of inpatient facilities operated by not-for-profit entities could prevent us from acquiring additional inpatient facilities and executing our business strategy.

     Hospital acquisitions generally require a longer period to complete than acquisitions in many other industries and are subject to additional regulatory uncertainty. Many states have adopted legislation regarding the sale or other disposition of facilities operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. In addition, the acquisition of facilities in certain states requires advance regulatory approval under “certificate of need” or state licensure regulatory regimes. These state-level procedures could seriously delay or even prevent us from acquiring inpatient facilities, even after significant transaction costs have been incurred.

Additional financing may be necessary to fund our acquisition program and capital expenditures, and additional financing may not be available when needed.

     Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.

     We may not receive additional financing on satisfactory terms. In addition, our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.

Recently acquired businesses and businesses acquired in the future will expose us to increased operating risks.

     We acquired four inpatient facilities in 2001, one inpatient hospital in 2002 and seventeen inpatient facilities in 2003.

     This expansion exposes us to additional business and operating risk and uncertainties, including:

•	our ability to effectively manage the expanded activities;

•	our ability to realize our investment in the increased number of inpatient facilities;

•	our exposure to unknown liabilities; and

•	our ability to meet contractual obligations.

     If we are unable to manage this expansion efficiently or effectively, or are unable to attract and retain additional qualified management personnel to run the expanded operations, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with physicians who use our inpatient facilities.

     Our business depends upon the efforts and success of the physicians who provide health care services at our inpatient facilities and the strength of the relationships with these physicians.

     Our business could be adversely affected if a significant number of physicians or a group of physicians:

•	terminate their relationship with, or reduce their use of, our inpatient facilities;

•	fail to maintain acceptable quality of care or to otherwise adhere to professional standards;

•	suffer damage to their reputation; or

•	exit the market entirely.

We depend on our key management personnel.

     We are highly dependent on our senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to our business. We have entered into employment agreements with Joey A. Jacobs, Chief Executive Officer, and Jack Salberg, Chief Operating Officer, which include non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management other than Mr. Jacobs. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

We have a limited operating history.

     We began operations in 1997 and acquired our first inpatient facility in 2001. Because of our limited operating history, we have limited insight into trends that may emerge in our industry and that affect our business. As a result, there can be no assurance that we will achieve satisfactory operating results.

Our stock price could be volatile.

     The market price of our common stock could fluctuate significantly in response to various factors, including:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding at December 31, 2003 is subject to a weighted average fixed interest rate of 9.95%. Since all of our long-term debt outstanding at December 31, 2003 is subject to a fixed interest rate, we did not estimate changes to our interest expense or fair value of long-term debt based on a hypothetical increase in interest rates. As discussed above, we do have a $50 million revolving credit facility that is subject to variable interest rates; however, at December 31, 2003, no balance was outstanding under the revolving line of credit. In the event we increase our amount outstanding under the revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations.”

Item 8. Financial Statements and Supplementary Data.

     Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and principal accounting officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to Psychiatric Solutions and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonable likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors And Executive Officers of the Registrant.

Directors

     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance — Audit Committee” is incorporated herein by reference.

Executive Officers of the Registrant

     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	50	April 1997	President and Chief Executive Officer
Steven T. Davidson	46	August 1997	Chief Development Officer and Secretary
Jack R. Salberg	55	May 2000	Chief Operating Officer
Jack E. Polson	37	August 2002	Chief Accounting Officer
Brent Turner	38	February 2003	Vice President, Treasurer and Investor Relations

     Joey A. Jacobs, President and Chief Executive Officer. Mr. Jacobs serves as President and Chief Executive Officer and was one of our co-founders in April 1997. Prior to our founding, Mr. Jacobs served for 21 years in various capacities with Hospital Corporation of America (“HCA,” also formerly known as Columbia and Columbia/HCA), most recently as President of the Tennessee Division. Mr. Jacobs’ background at HCA also includes serving as president of HCA’s Central Group, vice president of the Western Group, assistant vice president of the Central Group and assistant vice president of the Salt Lake City Division.

     Steven T. Davidson, Chief Development Officer. Mr. Davidson has served as Chief Development Officer since August 1997 and has over 21 years of health care experience. Prior to joining us, Mr. Davidson served as the Director of Development at HCA from 1991 until 1997. Mr. Davidson also served as a Senior Audit Supervisor and Hospital Controller during his term at HCA, which began in 1983, where he supervised audits of hospitals and other corporate functions. Prior to joining HCA, Mr. Davidson was employed by Ernst & Young LLP as a Senior Auditor. Mr. Davidson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Jack Salberg, Chief Operating Officer. Mr. Salberg has served as Chief Operating Officer since May 2000 and has more than 32 years of operational experience in both for-profit and non-profit health care sectors. Prior to joining us, Mr. Salberg served as president and chief executive officer of Sunrise Behavioral Health, Ltd. from 1996 to 2000. In addition, Mr. Salberg served for ten years in various capacities with American Healthcorp, most recently as senior vice president with specific responsibilities for multi-facility contract management. Mr. Salberg also spent three years as head of Health Group, Inc.’s psychiatric division. In addition, Mr. Salberg was employed for four years with Humana Corporation as a hospital executive director and seven years with Arden Hill Hospital, an independent hospital, as its associate executive director.

     Jack E. Polson, Chief Accounting Officer. Mr. Polson has served as Chief Accounting Officer since August 2002. Prior to being appointed Chief Accounting Officer, Mr. Polson had served as Controller since June 1997. From June 1995 until joining us, Mr. Polson served as controller for Columbia Healthcare Network, a risk-bearing physician health organization. From May 1992 until June 1995, Mr. Polson served as an internal audit supervisor for HCA.

     Brent Turner, Vice President, Treasurer and Investor Relations. Mr. Turner has served as the Vice President, Treasurer and Investor Relations since February 2003. From April 2002 until joining us, Mr. Turner served as Executive Vice President and Chief Financial Officer of Educational Services of America, a privately-held owner and operator of schools for children with learning disabilities. From November 2001 until March 2002, Mr. Turner served as Senior Vice President of Business Development for The Brown Schools, a provider of educational and therapeutic services for at-risk youth. From 1996 until January 2001, Mr. Turner was employed by Corrections Corporation of America, a private prison operator, serving as Treasurer from 1998 to 2001.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees. The Code of Ethics is available on our website at www.psysolutions.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of its code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within five business days.

Section 16(a) Compliance

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders under the caption “Independent Auditors – Audit and Non-Audit Fees” is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The consolidated financial statements of Psychiatric Solutions are included as follows:

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this report.

3.	The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 41 through 45.

     (b) Reports on Form 8-K.

     On October 31, 2003, Psychiatric Solutions furnished a Report on Form 8-K, which reported the issuance of a press release announcing the operating results of Psychiatric Solutions for the quarter ended September 30, 2003.

     On November 6, 2003, Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of press releases announcing the registration of 6,000,000 shares of its common stock and the acquisition of the Alliance Health Center on November 3, 2003.

     On December 19, 2003, Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing the public offering of 6,000,000 shares of its common stock at $16 per share.

     On December 29, 2003, Psychiatric Solutions filed a Report on Form 8-K, which reported the issuance of a press release announcing it closed on the sale of 6,900,000 shares of its common stock.

     (c) Exhibit.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “2002 S-4 Amendment”)).

Exhibit
Number	Description
2.2	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc., as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 9, 2003).

2.3	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.4	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management, L.L.C., Brentwood, A Behavioral Health Company, L.L.C. and River Rouge, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.5	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management of MS, LLC, and Turner-Windham of Mississippi, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998) (the “1998 10-K”)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997) (the “1997 10-K”)).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3	Contingent Value Rights Agreement, dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).

4.4	Stock Purchase Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.5	Registration Rights Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 24, 2003 (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.7	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.8	Form of Notes (included in Exhibit 4.7).

Exhibit
Number	Description
4.9	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.10	Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the 2003 S-4).

10.1†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $59,554, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, filed on June 12, 2002 (Reg. No. 333-90372) (the “2002 S-4”)).

10.2†	Amended and Restated Promissory Note between Mark P. Clein and PMR Corporation in the amount of $278,504.82, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.2 to the 2002 S-4).

10.3†	Consulting Agreement between Mark P. Clein and PMR Corporation, dated as of May 10, 2002 (incorporated by reference to Exhibit 10.6 to the 2002 S-4).

10.4†	Employment Agreement between Jack R. Salberg and Psychiatric Solutions, Inc., dated as of October 1, 2002 (incorporated by reference to Exhibit 10.14 to the 2002 10-K).

10.5†	Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 6, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 10-K).

10.6†	Amendment to Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the 2003 S-4).

10.7†	Indemnification Agreement between Mark P. Clein and Psychiatric Solutions, Inc., dated as of August 20, 2002 (incorporated by reference to Exhibit 10.17 to the 2002 10-K).

10.8†	Indemnification Agreement between Joseph P. Donlan and Psychiatric Solutions, Inc., dated as of August 20, 2002 (incorporated by reference to Exhibit 10.18 to the 2002 10-K).

10.9†	Indemnification Agreement between Richard D. Gore and Psychiatric Solutions, Inc., dated as of May 6, 2003 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the 2003 S-4 Amendment).

10.10†	Indemnification Agreement between Christopher Grant, Jr. and Psychiatric Solutions, Inc., dated as of August 20, 2002 (incorporated by reference to Exhibit 10.19 to the 2002 10-K).

10.11†	Indemnification Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 20, 2002 (incorporated by reference to Exhibit 10.21 to the 2002 10-K).

10.12†	Indemnification Agreement between Edward K. Wissing and Psychiatric Solutions, Inc., dated as of August 20, 2002 (incorporated by reference to Exhibit 10.23 to the 2002 10-K).

10.13*†	Indemnification Agreement between Ann H. Lamont and Psychiatric Solutions, Inc., dated as of March 25, 2003.

10.14	Consent under Indemnification Agreement between the Company and members of its Board of Directors, dated as of December, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K).

10.15	Indemnification Agreement, dated as of June 28, 2002, by and among the stockholders of Aeries Healthcare Corporation, a Delaware corporation, and Psychiatric Solutions, Inc., a Delaware corporation and/or its designated affiliate (incorporated by reference to Exhibit 10.15 to the 2002 S-4 Amendment).

10.16	Securities Purchase Agreement between Psychiatric Solutions, Inc. and The 1818 Mezzanine Fund II, L.P., dated as of June 28, 2002 (incorporated by reference to Exhibit 10.18 to the 2002 S-4 Amendment).

Exhibit
Number	Description
10.17	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and the Lenders thereunder (incorporated by reference to Exhibit 10.27 to the 2003 S-4).

10.18	Second Amended and Restated Term Note A, dated June 30, 2003, in the original principal amount of $8,224,361.69 payable to CapitalSource Finance LLC issued by Psychiatric Solutions, Inc. and certain of its related entities (incorporated by reference to Exhibit 10.25 of the 2003 S-4 Amendment).

10.19	Second Amended and Restated Term Note B, dated June 30, 2003, in the original principal amount of $8,595,840.63 payable to CapitalSource Finance LLC issued by Psychiatric Solutions, Inc. and certain of its related entities (incorporated by reference to Exhibit 10.26 to the 2003 S-4 Amendment).

10.20	Second Amended and Restated Term Note C, dated June 30, 2003, in the original principal amount of $179,797.68 payable to CapitalSource Finance LLC issued by Psychiatric Solutions, Inc. and certain of its related entities (incorporated by reference to Exhibit 10.27 to the 2003 S-4 Amendment).

10.21*†	Amended and Restated Psychiatric Solutions, Inc. 2003 Long-Term Equity Compensation Plan.

10.22†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.23†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.24†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).

10.25†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.26†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

10.27	Management and Affiliation Agreement, dated April 13, 1995, between Mental Health Cooperative, Inc. and Tennessee Mental Health Cooperative, Inc. with Addendum (incorporated by reference to Exhibit 10.14 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).

10.28	Second Addendum to Management and Affiliation Agreement, dated November 1, 1996, between Mental Health Cooperative, Inc. and Collaborative Care Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-36313)).

10.29	Provider Services Agreement, dated April 13, 1995, between Tennessee Mental Health Cooperative, Inc. and Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.15 to the 1997 10-K) (Tennessee Mental Health Cooperative, Inc. subsequently changed its name to Collaborative Care Corporation).

10.30	Provider Agreement, dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Corporations, Inc. (incorporated by reference to Exhibit 10.19 to the 1998 10-K).

10.31	Addendum No. 1 to Provider Agreement, dated December 4, 1995, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.20 to the 1998 10-K).

10.32	Addendum No. 2 to Provider Agreement, dated February 4, 1996, between Tennessee Behavioral Health, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.21 to the 1998 10-K).

Exhibit
Number	Description
10.33	Provider Participation Agreement, dated December 1, 1995, among Green Spring Health Services, Inc., AdvoCare, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.22 to the 1998 10-K).

10.34	Amendment to Provider Participation Agreement, dated February 13, 1996, among Green Spring Health Services, Inc., AdvoCare of Tennessee, Inc. and Tennessee Mental Health Cooperative, Inc. (incorporated by reference to Exhibit 10.23 to the 1998 10-K).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Psychiatric Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting in 2001 for goodwill and intangible assets.

ERNST & YOUNG LLP

Nashville, Tennessee
March 3, 2004

PSYCHIATRIC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash	$44,832	$2,392
Accounts receivable, less allowance for doubtful accounts of $7,491 and $5,284, respectively	60,055	19,473
Prepaids and other	8,529	2,219

Total current assets	113,416	24,084
Property and equipment:
Land	23,089	6,808
Buildings	123,041	25,475
Equipment	10,173	3,253
Less accumulated depreciation	(6,546)	(1,989)

	149,757	33,547
Cost in excess of net assets acquired	68,970	28,822
Contracts, net	2,850	607
Other assets	13,642	3,078

Total assets	$348,635	$90,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,637	$3,338
Salaries and benefits payable	13,642	4,825
Other accrued liabilities	20,168	6,482
Revolving line of credit	—	5,383
Current portion of long-term debt	1,023	1,687

Total current liabilities	46,470	21,715
Long-term debt, less current portion	173,980	36,752
Deferred tax liability	6,762	258
Other liabilities	4,779	864

Total liabilities	231,991	59,589
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 4,545 and 0 shares issued and outstanding, respectively	25,316	—
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 11,937 and 7,739 issued and outstanding, respectively	119	77
Additional paid-in capital	91,423	35,008
Notes receivable from stockholders	(338)	(259)
Accumulated unrealized losses	(4)	—
Accumulated earnings (deficit)	128	(4,277)

Total stockholders’ equity	91,328	30,549

Total liabilities and stockholders’ equity	$348,635	$90,138

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$293,665	$113,912	$43,999
Salaries, wages and employee benefits	153,498	62,326	26,183
Professional fees	33,293	14,373	7,039
Supplies	17,074	5,325	1,241
Rentals and leases	4,109	870	328
Other operating expenses	44,569	15,148	2,714
Provision for bad debts	6,315	3,681	662
Depreciation and amortization	5,754	1,770	945
Interest expense	14,781	5,564	2,660
Loss on refinancing long-term debt	4,856	86	1,237
Change in valuation of put warrants	960	—	—
Change in reserve of stockholder notes	(545)	92	—

	284,664	109,235	43,009

Income from continuing operations before income taxes	9,001	4,677	990
Provision for (benefit from) income taxes	3,785	(1,007)	—

Income from continuing operations	5,216	5,684	990
Discontinued operations:
Income from operations of discontinued lines of business	—	—	89
Gain on disposal of discontinued lines of business, net of income taxes of $223	—	—	1,499

Income from discontinued operations	—	—	1,588

Net income	5,216	5,684	2,578
Accrued preferred stock dividends	811	—	—

Net income available to common stockholders	$4,405	$5,684	$2,578

Basic earnings per share:
Income from continuing operations	$0.53	$0.93	$0.20
Income from discontinued operations	—	—	0.31

Net income	$0.53	$0.93	$0.51

Diluted earnings per share:
Income from continuing operations	$0.44	$0.86	$0.19
Income from discontinued operations	—	—	0.30

Net income	$0.44	$0.86	$0.49

Shares used in computing per share amounts:
Basic	8,370	6,111	5,010
Diluted	11,749	6,986	5,309

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional	Notes	Accumulated	Accumulated
			Paid-In	Receivable from	Unrealized	Earnings
	Shares	Amount	Capital	Stockholders	Losses	(Deficit)	Total
Balance at December 31, 2000	5,085	$51	$18,723	$—	$—	$(12,539)	$6,235
Common stock issued	4	—	720	—	—	—	720
Reacquired common stock	(99)	(1)	(294)	—	—	—	(295)
Net income	—	—	—	—	—	2,578	2,578

Balance at December 31, 2001	4,990	50	19,149	—	—	(9,961)	9,238
Common stock and options issued with PMR merger	2,421	24	15,361	(259)	—	—	15,126
Value of warrants issued	—	—	330	—	—	—	330
Exercise of stock options and warrants	328	3	50	—	—	—	53
Issuance of stock options	—	—	118	—	—	—	118
Net income	—	—	—	—	—	5,684	5,684

Balance at December 31, 2002	7,739	77	35,008	(259)	—	(4,277)	30,549
Issuance of common stock	3,272	33	48,864	—	—	—	48,897
Conversion of convertible debt	538	5	4,580	—	—	—	4,585
Payment of notes receivable from stockholders with stock	(48)	—	(483)	466	—	—	(17)
Change in reserve on stockholder notes	—	—	—	(545)	—	—	(545)
Exercise of stock options and warrants	436	4	3,454	—	—	—	3,458
Unrealized loss on investments available for sale	—	—	—	—	(4)	—	(4)
Net income available to common stockholders	—	—	—	—	—	4,405	4,405

Balance at December 31, 2003	11,937	$119	$91,423	$(338)	$(4)	$128	$91,328

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$5,216	$5,684	$2,578
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	5,754	1,770	945
Provision for doubtful accounts	6,315	3,681	662
Accretion of detachable warrants	162	677	704
Non-cash stock compensation expense	—	118	—
Amortization of loan costs	1,478	419	172
Release of deferred tax asset valuation allowance	—	(1,332)	—
Loss on refinancing long-term debt	4,856	—	1,237
Change in valuation of put warrants	960	—	—
(Release of) additional reserve on stockholder notes	(545)	92	—
Income from discontinued operations	—	—	(1,588)
Long-term interest accrued	124	324	324
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,561)	(1,348)	392
Prepaids and other current assets	1,061	(399)	(118)
Accounts payable	(1,999)	(2,523)	(247)
Salaries and benefits payable	1,485	1,504	783
Accrued liabilities and other liabilities	4,176	255	947

Net cash provided by continuing operating activities	15,482	8,922	6,791
Investing activities:
Cash (paid for) acquired in acquisitions, net of cash acquired or paid	(100,424)	6,243	(305)
Capital purchases of leasehold improvements, equipment and software	(5,777)	(1,470)	(116)
Purchase of long-term securities	(971)	—	—
Change in net assets of discontinued operations	—	—	2,388
Other assets	1,838	(612)	—

Net cash (used in) provided by investing activities	(105,334)	4,161	1,967

(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Financing activities:
Net principal (payments) borrowings on long-term debt	$61,980	$(11,772)	$(6,956)
Payment of loan costs	(1,998)	(234)	(880)
Refinancing of long-term debt	(1,410)	—	—
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	24,505	—	—
Proceeds from secondary offering of common stock, net of issuance costs	48,897	—	—
Proceeds from exercises of common stock options	318	53	4

Net cash provided by (used in) financing activities	132,292	(11,953)	(7,832)
Net increase in cash	42,440	1,130	926
Cash at beginning of the year	2,392	1,262	336

Cash at end of the year	$44,832	$2,392	$1,262

Supplemental Cash Flow Information:
Interest paid	$13,017	$3,905	$1,717

Effect of Acquisitions:
Assets acquired, net of cash acquired	$201,525	$34,868	$30,978
Liabilities assumed	(37,336)	(8,862)	(3,661)
Notes payable issued	—	—	(4,500)
Common stock and stock options issued	—	(15,385)	—
Long-term debt issued	(63,765)	(16,864)	(22,512)

Cash paid for (acquired in) acquisitions, net of cash acquired or paid	$100,424	$(6,243)	$305

Significant Non-cash Transactions:
Refinancing of long-term debt	$3,446	$—	$818

Financing of loan costs	$9,172	$2,004	$—

Issuance of common stock upon conversion of convertible debt	$4,588	$—	$—

Issuance of common stock upon exercise of warrants	$2,979	—	—

Deferred tax asset recorded to recognize income tax effect of stock option exercises	$186	$—	$—

Receipt of common stock in satisfaction of stockholder notes receivable, net of notes receivable cancelled	$11	$—	$—

Issuance of detachable stock warrants as consideration for Bridge Loan	$—	$330	$718

Issuance of detachable stock warrants as consideration for subordinated debt financing	$—	$2,018	$—

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. Summary of Significant Accounting Policies

     Description of Business

Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation with its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities segment, we operate 24 owned or leased inpatient behavioral health care facilities with approximately 3,100 beds in 14 states. In addition, through our management contract segment, we manage 42 inpatient behavioral health care units for third parties and 11 inpatient behavioral health care facilities for government agencies.

     Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office were approximately 2% of net revenue for the year ended December 31, 2003.

The consolidated financial statements include the accounts of Psychiatric Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Cash

Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2003, the majority of our cash is deposited with one financial institution.

     Accounts Receivable

Accounts receivable vary according to the type of service being provided. Accounts receivable for our inpatient management contract segment is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated bad debts. Concentration of credit risk is reduced by the large number of customers.

Accounts receivable for our owned and leased segment is comprised of patient service revenue and is recorded net of contractual adjustments and estimated bad debts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 13% and 14% of net patient receivables for our owned and leased inpatient facilities at December 31, 2003 and 2002, respectively. Medicaid comprised approximately 40% and 28% of net patient receivables for our owned and leased inpatient facilities at December 31, 2003 and 2002, respectively. Concentration of credit risk from other payers is reduced by the large number of patients and payers.

     Allowance for Doubtful Accounts

     Our ability to collect outstanding patient receivables from third party payors and receivables due under our inpatient management contracts is critical to our operating performance and cash flows.

     The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

     The primary collection risk with regard to receivables due under our inpatient management contracts is attributable to contractual disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

     Allowances for Contractual Discounts

     The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.

     Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

     Long-Lived Assets

     Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $4,740,000 and $1,408,000 for the years ended December 31, 2003 and 2002, respectively.

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

SFAS 141 eliminates the pooling of interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on our results of operations or financial position.

Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, we completed our annual impairment test of goodwill in 2003 which resulted in no goodwill impairment

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Reported net income	$5,216	$5,684	$2,578
Add: goodwill amortization	—	—	359

Proforma adjusted net income	$5,216	$5,684	$2,937

Proforma adjusted earnings per common share, basic	$0.53	$0.93	$0.59

Proforma adjusted earnings per common share, diluted	$0.44	$0.86	$0.55

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in thousands):

Balance at December 31, 2001	$15,208
Acquisition of PMR Corporation	12,914
Acquisition of Riveredge	662
Other	38

Balance at December 31, 2002	$28,822
Acquisition of The Brown Schools	17,377
Acquisition of Ramsay Youth Services	19,161
Acquisition of Alliance Health Center	1,755
Acquisition of Calvary Center	4,114
Valuation of contracts acquired from PMR	(3,187)
Other	928

Balance at December 31, 2003	$68,970

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     Contracts

Contracts represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over five years. The amounts reported at December 31, 2003 and 2002 are net of accumulated amortization of $1.9 million and $927,000, respectively. Amortization expense related to contracts was $944,000 and $307,000 for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense for the years ended December 31, 2004 and 2005 of contracts is $938,000 and $637,000, respectively. Estimated amortization expense for the years ended December 31, 2004 and 2005 does not include amortization on the purchase price allocation to the inpatient management contracts, if any, acquired from Ramsay Youth Services, Inc. (“Ramsay”). The purchase price allocation of Ramsay is incomplete as of December 31, 2003.

When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, we prepare projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon projections of discounted cash flows.

     Other Assets

Other assets consist principally of loan costs that are deferred and amortized over the term of the related debt and deferred tax assets which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Loan costs reported at December 31, 2003 and 2002 are net of accumulated amortization of $1.6 million and $484,000, respectively.

     Stock-Based Compensation

In January 2003, the FASB issued Statement on Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 has no material impact on our results of operations or financial position, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures below and in Note 10.

We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as more fully described in Note 10. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. During 2003, 2002 and 2001, we granted 713,000, 515,000 and 35,000 stock options, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model for 2003 and 2002. For 2001, we used the minimum value option pricing model as our stock was not publicly traded.

The following weighted-average assumptions were used in the respective pricing models:

	2003	2002	2001
Risk-free interest rate	2.79%	3.11%	3.69%
Volatility	51.99%	111.70%	N/A
Expected life	5.6	4.9	6.0
Dividend yield	0.00%	0.00%	0.00%

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The weighted-average fair value of options granted are presented in the following table:

	2003	2002	2001
Exercise Price equal to Market Price	$5.05	$4.41	$0.60
Exercise Price less than Market Price	$—	$3.74	$—
Exercise Price greater than Market Price	$5.04	$2.56	$—

Option valuation models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows (in thousands, except per share amounts):

	2003	2002	2001
Net income available to common stockholders(1)	$4,405	$5,684	$2,578
Pro forma compensation expense from stock options	605	127	8

Pro forma net income	$3,800	$5,557	$2,570

Basic earnings per share:
As reported	$0.53	$0.93	$0.51
Pro forma	$0.45	$0.91	$0.51
Diluted earnings per share:
As reported	$0.44	$0.86	$0.49
Pro forma	$0.39	$0.84	$0.48

(1)	Net income available to common stockholders reflects stock compensation expense of $118,000 for the year ended December 31, 2002, for stock options granted with exercise prices below market price during 2002.

     Risk Management

Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our facilities. For our facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3 million with an insured limit of $10 million. In December 2003, we increased this insured limit to $20 million. For the facilities acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $500,000 with an insured limit of $25 million. These policies include umbrella coverage of $20 million and $25 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. The self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our facilities not acquired from Ramsay. We plan to merge these plans in the near future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We believe that our insurance coverage conforms to industry standards. There are no assurances, however, that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. The reserve for professional and general liability was approximately $4.2 million as of December 31, 2003.

We carry a portion of our workers’ compensation insurance from an unrelated commercial insurance carrier. Our experience with workers’ compensation claims has been insignificant. We also have a rent-a-captive arrangement for a portion of our workers’ compensation coverage. With the rent-a-captive arrangement we fund the expected losses of claims with an offshore entity wholly-owned by a United States insurance carrier. We also maintain an aggregate stop loss policy for our workers’ compensation claims. We believe that adequate provision has been made for workers compensation and professional and general liability risks.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     Fair Value of Financial Instruments

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. At December 31, 2003, the carrying value and fair value of our 10 5/8% senior subordinated notes was approximately $150 million and $167 million, respectively. Based upon the borrowing rates currently available to us, the carrying amounts reported in the accompanying Consolidated Balance Sheets for other long-term debt approximate fair value.

     Merger with PMR Corporation

On August 5, 2002, pursuant to a definitive Merger Agreement, dated May 6, 2002, and with respective stockholder and regulatory approvals, PMR Acquisition Corporation, a newly formed, wholly-owned subsidiary of PMR Corporation, merged with and into Psychiatric Solutions, Inc., a Delaware corporation whose name, subsequent to the merger, was changed to Psychiatric Solutions Hospitals, Inc. (“PSH”). The surviving corporation in the merger was PSH, which became a wholly-owned subsidiary of PMR Corporation (“PMR”). In connection with the merger, PMR changed its name to Psychiatric Solutions, Inc. (“PSI”). In exchange for their outstanding shares of common stock or preferred stock in PSH, stockholders of PSH received newly-issued shares of PSI common stock. Options to acquire PSH common stock were converted into options to purchase shares of PSI common stock based on the common stock exchange ratio used in the merger. Warrants to purchase shares of PSH common stock were converted into warrants to purchase shares of PSI common stock. After giving effect to the exercise of all outstanding options and warrants of PSH following the merger, the former PSH stockholders and PSI’s pre-merger stockholders received approximately 72% and 28% of our common stock, respectively. In addition, effective August 6, 2002, our common stock was approved for listing on the Nasdaq National Market under the ticker symbol “PSYS.” The Merger Agreement is on file with the Securities and Exchange Commission (“SEC”) as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4 filed on June 12, 2002, as amended July 11, 2002.

Since the former PSH stockholders had ownership of more than half of our outstanding common stock pursuant to the merger, PSH has been treated as the acquiring company for accounting purposes. The condensed consolidated financial statements located herein relate to PSH only prior to August 5, 2002, and to the merged company on and subsequent to August 5, 2002. Historical financial information relating to PMR just prior to the merger can be found in PMR’s quarterly report on Form 10-Q for the quarter ended July 31, 2002, as filed with the Securities and Exchange Commission on September 16, 2002.

     Reclassifications

Certain reclassifications have been made to the prior year to conform with current year presentation.

Recent Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes Statements on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. We do not expect SFAS 144 to have a material effect on our results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met. SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted the provisions of SFAS 145 effective January 1, 2003 and have reclassified amounts previously reported as an extraordinary item to a component of income from continuing operations.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This statement has not had a material impact on our results of operations or financial position.

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 generally requires liability classification for certain financial instruments that represent obligations to issuer and have characteristics of both liabilities and equity. SFAS 150 has not had a material impact on our results of operations or financial position. In October 2003, the FASB voted to defer for an indefinite period, the application of the SFAS 150 guidance to noncontrolling interests in limited-life subsidiaries. The deferral has not had a material impact on our results of operations or financial position.

2. Revenue

Revenue consists of the following amounts (in thousands):

	December 31,
	2003	2002	2001
Patient service revenue	$223,340	$81,929	$16,026
Management fee revenue	70,325	31,983	27,973

Total revenue	$293,665	$113,912	$43,999

Net Patient Service Revenue

Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates, regardless of whether collection in full is expected. Net patient service revenue includes amounts we estimate to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. The effect of other arrangements for providing services at less than established rates is also reported as deductions from patient service revenue. During the year ended December 31, 2003, approximately 12.2% and 32.3% of our revenues related to patients participating in the Medicare and Medicaid programs, respectively.

We provide care without charge to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payers are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Our revenue is particularly sensitive to regulatory and economic changes in the State of Texas. As of December 31, 2003 and 2002, we operated seven and three inpatient facilities in Texas, respectively. We generated approximately 33% and 50% of our revenue from our Texas operations for the years ended December 31, 2003 and 2002, respectively.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Management Contract Revenue

Revenue is recorded as management contract revenue for our inpatient management contract segment. Our inpatient management contract segment receives contractually determined management fees from hospitals and clinics for providing inpatient psychiatric management and development services.

Our management contract revenue is sensitive to regulatory and economic changes in the State of Florida because, as of December 31, 2003, we managed 9 inpatient facilities for the Florida Department of Juvenile Justice. We generated approximately 6% of our revenue for the year ended December 31, 2003 from our management contracts for the Florida Department of Juvenile Justice. Our management contract revenue is also sensitive to regulatory and economic changes in the State of Tennessee because of the contract to provide case management services in and around Nashville, Tennessee. This contract generated approximately 8% and 6% of our revenue for the years ended December 31, 2003 and 2002, respectively. There were no other individual or group of affiliated contracts in 2002 that provided a significant concentration of our management contract revenue.

3. Earnings Per Share

Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. We have calculated earnings per share in accordance with SFAS 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Numerator:
Net income available to common stockholders	$4,405	$5,684	$2,578
Add: Interest expense on convertible notes	—	324	—
Add: Accrued dividends on series A convertible preferred stock	811	—	—

Earnings used in computing diluted earnings per common share	$5,216	$6,008	$2,578

Denominator:
Weighted average shares outstanding for basic earnings per share	8,370	6,111	5,010
Effects of dilutive stock options and warrants outstanding	431	453	299
Effect of dilutive convertible debt outstanding	—	422	—
Effect of dilutive series A convertible preferred stock outstanding	2,948	—	—

Shares used in computing diluted earnings per common share	11,749	6,986	5,309

Earnings per common share, basic	$0.53	$0.93	$0.51

Earnings per common share, diluted	$0.44	$0.86	$0.49

Diluted earnings per share for the years ended December 31, 2003 and 2001 does not include the potential dilutive effect of debt outstanding which was convertible into 106,000 and 483,000 shares of our common stock, respectively, as the effects would be anti-dilutive. Interest expense related to this convertible debt was approximately $124,000 and $324,000 for the years ended December 31, 2003 and 2001, respectively.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

4. Discontinued Operations

Included in discontinued operations are the operating results and estimated losses on the unwind of service agreements entered into with physicians, as well as the operating results and gain on disposal for the employee assistance program. As part of our discontinued physician practice management division, we acquired certain net assets of psychiatric clinics, and operated the clinics and managed the physician practices under long-term service agreements with the physicians that practiced exclusively through the clinics. We did not consolidate these clinics or the physician practices we managed, as we did not have operating control. Additionally, discontinued operations include the operating results and estimated losses on the closure of clinics we owned. Such clinics provided group and individual therapy sessions to patients through partial hospitalization and intensive outpatient programs. Our owned clinics were all closed as of December 31, 2000. Our employee assistance programs division contracted with employers to provide confidential assistance and counseling to their employees.

Our implementation of plans during 2000 to exit these lines of business resulted in an estimated loss on disposal of discontinued operations of $1,738,000 during the year ended December 31, 2000. For the year ended December 31, 2001, our income (loss) on disposal consists primarily of a gain on the sale of the Employee Assistance Programs division of $1,170,000 (net of taxes of $223,000), the operations of the employee assistance programs division from the measurement date through the disposal date of $246,000 and final adjustments to our loss on disposal of $84,000 for the year ended December 31, 2000.

Management contract revenue earned from service agreements and net patient service revenue earned from our owned clinics totaled $9,876,000 for the year ended December 31, 2001. Management contract revenue earned under the service agreements includes reimbursement of clinic expenses incurred on behalf of the clinic facilities. These reimbursed clinic expenses do not include the salaries and benefits of physicians and therapists who provide medical service.

5. Acquisitions

     2001 ACQUISITIONS

During 2001, we acquired four free-standing inpatient psychiatric facilities, three in Texas and one in North Carolina. All of the acquisitions were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. The goodwill associated with these acquisitions is deductible for federal income tax purposes.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     2002 ACQUISITIONS

During 2002, we acquired one free-standing inpatient psychiatric hospital in Illinois (Riveredge Hospital). Also during 2002, we merged with PMR Corporation, a developer and manager of specialized mental health programs and disease management services designed to treat individuals diagnosed with a serious mental illness. The acquisition of the hospital and merger with PMR Corporation were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. As these transactions involved the acquisition of stock, the goodwill associated with these acquisitions is not deductible for federal income tax purposes. The purchase of Riveredge Hospital included an escrow arrangement whereby we deposited $4.5 million of the purchase price with an escrow agent. The escrowed funds will be released to the seller upon satisfaction of certain earnings targets and indemnification by the seller of certain claims and cost report settlements. Any claims by us on these escrowed funds would affect the purchase price. Approximately $1.5 million of these funds were released during 2002.

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

2002	Riveredge	PMR	Total
Assets acquired:
Accounts receivable	$4,208	$121	$4,329
Other current assets	833	168	1,001
Fixed assets	15,350	155	15,505
Costs in excess of net assets acquired	662	10,938	11,600
Other assets	100	3,544	3,644

	21,153	14,926	36,079
Liabilities assumed	4,289	5,784	10,073
Subordinated notes issued	10,000	—	10,000
Long-term debt issued	6,864	—	6,864
Common stock issued	—	15,385	15,385

Cash acquired, net of cash paid	$—	$(6,243)	$(6,243)

The purchase price allocation for PMR was completed during the quarter ended March 31, 2003, with the valuation of identifiable intangible assets acquired in the merger and related deferred tax liability.

     2003 ACQUISITIONS

During 2003, we acquired Ramsay, an operator of 11 owned or leased inpatient behavioral health care facilities and 10 contracts to manage inpatient behavioral health care facilities for state government agencies. Also during 2003, we acquired six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”). In addition, we purchased Alliance Health Center (“Alliance”) and the Calvary Center (“Cavalry”) during 2003. These acquisitions were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. Our liabilities assumed included approximately $3.3 million payable to the seller of Calvary upon the completion of certain licensing issues. This amount was paid to the seller in January 2004. As the acquisitions of Ramsay and Alliance involved the acquisition of stock, the goodwill associated with these acquisitions is not deductible for federal income tax purposes. The goodwill associated with the acquisitions of The Brown Schools and Calvary is deductible for federal income tax purposes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

		The Brown
2003	Ramsay	Schools	Alliance	Calvary	Total
Assets acquired:
Accounts receivable	$19,982	$11,367	$1,901	$70	$33,320
Other current assets	6,164	1,046	139	20	7,369
Fixed assets	56,822	43,756	14,460	36	115,074
Costs in excess of net assets acquired	19,161	17,377	1,755	4,114	42,407
Other assets	1,496	591	—	9	2,096

	103,625	74,137	18,255	4,249	200,266
Liabilities assumed	19,224	9,601	4,229	3,591	36,645
Long-term debt issued	—	51,171	12,594	—	63,765

Cash paid, net of cash acquired	$84,401	$13,365	$1,432	$658	$99,856

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

	2003	2002	2001
Revenues	$406,876	$367,507	$134,735
Net income available to common stockholders	4,988	6,912	4,035
Earnings per common share, basic	$0.60	$1.13	$0.81

The pro forma information for the year ended December 31, 2003 includes a loss from refinancing long-term debt of approximately $4.6 million. The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

6. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Senior credit facility:
Revolving line of credit, expiring on June 30, 2006 and bearing interest at the prime rate plus 2% (6.25% at December 31, 2003)	$—	$5,383
Term loan, due on November 30, 2003 and bearing interest at the prime rate plus 4.75%	—	17,275
10 5/8% senior subordinated notes	150,000	—
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,833	4,928
Senior subordinated notes	—	10,144
Subordinated seller notes with varying maturities	1,170	2,394
Subordinated convertible notes	—	3,600
Other	—	98

	175,003	43,822
Less current portion	1,023	7,070

Long-term debt	$173,980	$36,752

Senior Credit Facility

In conjunction with the closing of the sale of our 10 5/8% senior subordinated notes on June 30, 2003, our senior credit facility with CapitalSource Finance LLC (“CapSource”) was amended and restated to increase our senior secured revolving line of credit to $50.0 million from $28.0 million and to refinance $36.0 million in term loans with proceeds from the sale of our 10 5/8% senior subordinated notes. Our senior credit facility is secured by substantially all of our assets and the stock of our existing operating subsidiaries. The term loans accrued interest at the Citibank, N.A. prime rate plus 4.5% subject to a floor of 8.75% and were due in November 2003. The revolving line of credit accrues interest at the Citibank, N.A. prime rate plus 2% subject to a floor of 6.25% and is due in June 2006. Under our revolving working capital line of credit we are required to pay interest on a minimum balance of $17.5 million. At December 31, 2003, the interest rate under the revolving line of credit was 6.25%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the amended and restated credit facility). As of December 31, 2003, we had $50.0 million available under the revolving line of credit under our senior credit facility. Under the revolving line of credit, all of our collections, except for Medicare and Medicaid payments, are deposited into lockbox accounts controlled by CapSource. The funds deposited in the lockboxes are returned to us on a daily basis. Prior to amending and restating the senior credit facility, funds deposited in the lockboxes were applied to outstanding borrowings on a daily basis. As a result, the outstanding borrowings under the revolving line of credit were classified as short-term as of December 31, 2002 and all periods prior to June 30, 2003. We must pay on a monthly basis an unused fee in the amount of 0.5% per annum on the unused portion of our amended and restated credit facility. Such fees were approximately $100,000 for the year ended December 31, 2003. As of December 31, 2003, our senior credit facility consisted of the $50.0 million revolving working capital line of credit. During 2003 we refinanced $17.0 million in term loans with borrowings insured by the U.S. Department of Housing and Urban Development (“HUD”), see Mortgage Loans below.

Our amended and restated senior credit facility contains customary covenants which include: (1) a specified monthly patient census for any owned, operated or leased inpatient facilities; (2) a limitation on capital expenditures, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; and (3) various financial covenants. In addition, the amended and restated credit facility provides CapSource with a right of first refusal to provide additional debt financing to us. As of December 31, 2003, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the amended and restated credit facility could become immediately payable and additional borrowings could be restricted.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

10 5/8% Senior Subordinated Notes

On June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our previously existing long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

Mortgage Loans

During 2002 and 2003 we borrowed approximately $23.8 million under mortgage loan agreements insured by HUD. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65% and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our senior credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $23 million at December 31, 2003.

Senior Subordinated Notes

On June 28, 2002, we entered into a securities purchase agreement with The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) where the 1818 Fund agreed to purchase up to $20 million of senior subordinated notes with detachable nominal warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from our issuance of 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the securities purchase agreement with the 1818 Fund.

In connection with the issuance of the senior subordinated notes to the 1818 Fund, we issued detachable stock purchase warrants for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. Also, we provided the 1818 Fund with the ability to require us to repurchase their warrants or common stock acquired upon exercise of the warrants at fair market value for cash. The 1818 Fund exercised its stock purchase warrant and received 372,039 shares of our common stock on May 16, 2003. Because the 1818 Fund had the ability to require us to repurchase the warrants for cash, the warrants constituted a derivative that required changes in value of the warrants to be recorded as an increase or decrease to our earnings. In connection with the exercise of the warrants, the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash effective April 1, 2003. As such, we are no longer required to record non-cash expense for changes in the fair market value of our common stock. In addition, the 1818 Fund sold its shares of our common stock on December 24, 2003 so it no longer has the right to require us to repurchase the shares of our common stock it received upon the exercise of its warrant.

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9% for the year ended December 31, 2000. Principal on this note is payable in five equal annual installments beginning April 1, 2001. Accrued interest is due and payable on the first day of each calendar quarter beginning July 1, 2000. The principal amount we owe on this note is $160,000 at December 31, 2003.

In connection with two acquisitions in 2001, we issued two promissory notes totaling $4.5 million. A $2.5 million note bore interest at 9% per annum and matured June 30, 2002. A $2.0 million note bears interest at 9% per annum and matures June 30, 2005, with periodic principal and interest payments due beginning September 30, 2002. The principal amount we owe on this note is approximately $1.0 million at December 31, 2003.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

These subordinated seller notes contain customary covenants which include a cross-default covenant with the occurrence of a default of any indebtedness of at least $1,000,000 held by any creditor. As of December 31, 2003, we were in compliance with these covenants.

Subordinated Convertible Notes

In connection with an acquisition during May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

Other

The aggregate maturities of long-term debt are as follows (in thousands):

2004	$1,023
2005	603
2006	249
2007	263
2008	279
Thereafter	172,586

Total	$175,003

7. Series A Convertible Preferred Stock

In conjunction with our acquisitions of The Brown Schools and Ramsay, we issued 4,545,454 shares of our series A convertible preferred stock for $25.0 million in equal installments in April and June of 2003. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of the series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. Accrued pay-in-kind dividends are convertible into approximately 147,000 shares of our common stock at December 31, 2003. Because we may be required to redeem the series A convertible preferred stock upon certain change of control events that may not be within our control, the series A convertible preferred stock has been classified outside of our permanent stockholders’ equity. The series A convertible preferred plus accrued pay-in-kind dividends will automatically convert to shares of our common stock when, beginning on October 1, 2004, our common stock trades for more than $15 on a volume-weighted average basis for 30 consecutive trading days.

8. Leases

At December 31, 2003, future minimum lease payments under non-cancelable leases are as follows (in thousands):

2004	$6,013
2005	5,807
2006	3,945
2007	3,337
2008	2,674
Thereafter	3,318

Total	$25,094

We lease the buildings for our Whisper Ridge facility, which expires in August 2005 and has annual lease payments of approximately $500,000, our Havenwyck facility, which expires in April 2010 and has annual lease payments of approximately $1.5 million, and our Mission Vista facility, which expires in April 2010 and has annual lease payments of approximately $600,000. Rent expense totaled $4.1 million and $870,000 for the years ended December 31, 2003 and 2002, respectively.

9. Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

	2003	2002
Current:
Federal	$—	$—
State	406	323

	406	323
Deferred:
Federal	3,372	(1,192)
State	7	(138)

	3,379	(1,330)

Provision for (benefit from) income taxes	$3,785	$(1,007)

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to continuing operations is as follows (in thousands):

	2003	2002
Federal tax	$3,060	$1,590
State income taxes (net of federal)	273	179
Change in valuation allowance	—	(2,809)
Other	452	33

Total tax expense (benefit)	$3,785	$(1,007)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$17,711	$6,296
Allowance for doubtful accounts	1,955	904
Capital loss carryforwards	445	—
Alternative minimum tax credit carryovers	1,150	—
Accrued Liabilities	3,498	1,176

Total gross deferred tax assets	24,759	8,376
Less: Valuation allowance	(11,283)	(5,860)

Total deferred tax assets	13,476	2,516
Deferred tax liabilities:
Amortization	(6,867)	(611)
Depreciation	(13,201)	(2,111)
Other	(170)	(52)

Net deferred tax liability	$(6,762)	$(258)

Current accounting standards generally accepted in the United States (“GAAP”) require that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have established a valuation allowance of $11.3 million and $5.9 million at December 31, 2003 and 2002 respectively. The valuation allowance increased by approximately $5.4 million during the year ended December 31, 2003 as a result of the following items (in

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

thousands):

Valuation allowance at December 31, 2002	$(5,860)
Valuation allowance recorded against acquired Ramsay net deferred tax asset	(7,024)
Release of valuation allowance recorded as purchase accounting adjustments	1,601

Valuation allowance at December 31, 2003	$(11,283)

As of December 31, 2003, we had federal net operating loss carryforwards of $47.4 million expiring in the years 2012 through 2023. As of December 31, 2003, we also had capital loss carryforwards of approximately $1.1 million expiring in 2004 and an alternative minimum tax credit carryover of approximately $1.2 million available to reduce future federal income taxes.

10. Stock Option Plans

Upon the merger with PMR Corporation on August 5, 2002, we acquired PMR Corporation’s 1997 Equity Incentive Plan, which was subsequently renamed the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was amended and restated at our 2003 Annual Meeting of Stockholders to increase the number of shares of our common stock subject to grant under the Equity Incentive Plan to 2,233,333 from 1,333,333. Under the Equity Incentive Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of incentive stock options and nonqualified options shall not be less than 100% and 85%, respectively, of the fair market value of the common shares on the trading day immediately preceding the date of grant.

Also upon the merger with PMR Corporation, we acquired PMR Corporation’s Outside Directors’ Non-qualified Stock Option Plan of 1992, which was subsequently renamed the Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for a grant of 4,000 stock options at each annual meeting of stockholders to each outside director at the fair market value of our common shares on the trading day immediately preceding the date of grant. The options vest 25% on the grant date and 25% on the succeeding three anniversaries of the grant date. Options for a maximum of 341,667 shares may be granted under the Directors’ Plan.

During 2002, we recognized $118,000 compensation expense related to stock options issued to certain officers and employees with exercise prices below fair market value. No options with exercise prices below fair market value were granted during 2003.

Stock option activity, including options granted for acquisitions, is as follows (number of options in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

			Weighted
	Number		Average
	of	Option	Exercise
	Options	Exercise Price	Price
Balance at December 31, 2000	237	$0.87 to $3.04	$2.00
Granted	35	$3.04	$3.04
Canceled	(54)	$0.87 to $3.04	$2.61
Exercised	(4)	$0.87 to $3.04	$1.04

Balance at December 31, 2001	214	$0.87 to $3.04	$2.08
Granted	515	$0.87 to $5.50	$5.07
Stock options acquired	408	$4.50 to $30.00	$17.10
Canceled	(26)	$0.87 to $29.25	$4.28
Exercised	(38)	$0.87 to $3.04	$1.14

Balance at December 31, 2002	1,073	$0.87 to $30.00	$9.21
Granted	713	$5.05 to $13.75	$10.77
Canceled	(83)	$0.87 to $30.00	$11.38
Exercised	(64)	$0.87 to $9.56	$4.92

Balance at December 31, 2003	1,639	$0.87 to $30.00	$9.94

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2003 (number of options in thousands).

	Options Outstanding		Options Exercisable
	Number	Weighted Avg.	Weighted	Number
	Outstanding at	Remaining	Average	Exercisable at
	December 31,	Contractual	Exercise	December 31,
Exercise Prices	2003	Life	Price	2003
$0.87 to $3.03	83	5.19	$0.87	82
$3.04 to $4.50	95	6.68	$3.26	78
$4.51 to $5.50	509	8.70	$5.48	123
$5.51 to $11.63	364	8.12	$9.31	66
$11.64 to $21.38	521	6.73	$18.71	197
$21.39 to $30.00	67	1.53	$26.97	67

$0.87 to $30.00	1,639		$11.59	613

11. Employee Benefit Plan

We adopted the Psychiatric Solutions, Inc. Retirement Savings Plan (the “Plan”). The Plan is a tax-qualified profit sharing plan with a cash or deferred arrangement whereby employees who have completed two months of service and are age 21 or older are eligible to participate. The Plan allows eligible employees to make contributions of 1% to 15% of their annual compensation. The Plan includes a discretionary company matching contribution not to exceed 15% of eligible employee compensation. Employer contributions vest 20% after two years of service and continue vesting at 20% per year until fully vested.

12. Contingencies and Health Care Regulation

     Contingencies

     We are subject to various claims and legal actions which arise in the ordinary course of business. We have professional liability insurance to protect against such claims or legal actions. We believe the ultimate resolution of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

such matters will be adequately covered by insurance and will not have a material adverse effect on our financial position or results of operations.

     Employment Agreements

Effective August 6, 2002, we entered into an Amended and Restated Employment Agreement with Joey A. Jacobs, our Chairman, Chief Executive Officer and President. Mr. Jacobs’ Amended and Restated Employment Agreement was amended on November 26, 2003. Mr. Jacobs’ agreement provides for an annual base salary and an annual cash incentive compensation award tied to objective criteria as established by the board of directors. The employment agreement has an initial term of one year and is subject to automatic annual renewals absent prior notice from either party.

Mr. Jacobs’ employment agreement provides for various payments to Mr. Jacobs upon cessation of employment, depending on the circumstances. If we terminate Mr. Jacobs’s employment “without cause” or if he resigns pursuant to a constructive discharge, then (i) all options scheduled to vest during the succeeding 24 month period will immediately vest and will remain exercisable for 12 months from the date of termination, (ii) certain restricted stock will immediately vest, (iii) Mr. Jacobs will receive a cash payment equal to 200% of his base salary and bonus earned during the twelve months prior to termination, and (iv) all benefits and perquisites will continue for 18 months. In the event of a change in control, his employment agreement requires that we pay him 200% of his base salary and bonus earned in the twelve months prior to termination, paid out over a period of 24 months, and to continue all benefits and perquisites for 18 months.

Effective October 1, 2002, we entered into an employment agreement with Jack Salberg, our Chief Operating Officer. Mr. Salberg’s agreement provides for an annual base salary and an annual cash incentive compensation award tied to objective criteria established by the board of directors. The employment agreement had an initial term of 15 months, subject to automatic annual renewals absent prior notice from either party.

Mr. Salberg’s employment agreement provides for various payments to Mr. Salberg upon cessation of employment, depending upon the circumstances. If we terminate Mr. Salberg’s employment without cause or if he resigns pursuant to a constructive discharge, then (i) all options scheduled to vest during the succeeding 18 months will immediately vest, (ii) any restricted stock will immediately vest, (iii) Mr. Salberg will receive a cash payment equal to 150% of his base salary and bonus earned in 12 months prior to termination, and (iv) all benefits and perquisites will continue for 18 months. If Mr. Salberg is terminated after a change in control, his employment agreement requires we pay him a cash amount equal to 150% of his base salary and bonus earned during the 12 months prior to termination, paid out over a period of 18 months, and to continue all benefits and perquisites for 18 months.

     Current Operations

Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. We believe adequate provision has been made for any adjustments that may result from such reviews.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

We have acquired and may continue to acquire professional corporations with prior operating histories. Acquired corporations may have unknown or contingent liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although we attempt to assure ourselves that no such liabilities exist and obtains indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

13. Related Party Transactions

During 2001 and 2000, we leased office space from a company whose chief executive officer is Dr. Richard Treadway, the former chairman of our board of directors. The term of the lease was from May 16, 1999 to July 2002 and was terminated on December 7, 2001. Rent expense for this space totaled $142,154 for the year ended December 31, 2001. We believe the terms of this lease were at fair market value.

Currently we lease 7,745 square feet of office space for our executive offices from a company in which Dr. Treadway is a minority investor. The lease was entered into in October 2001 and has a term of approximately six years. The annual rent under this lease is approximately $145,000. We believe the terms of this lease are at fair market value.

Joey Jacobs, our Chief Executive Officer, serves as a member of the board of directors of Stones River Hospital, a hospital in which we manage a psychiatric unit pursuant to a management agreement. The term of the third amendment to the management agreement is two years, and automatically renews for one year terms unless terminated by either party. Total revenue from this management agreement was $783,000 for the year ended December 31, 2003. We believe the terms of the management agreement are consistent with management agreements negotiated at arms-length.

Jack Salberg, our Chief Operating Officer, served as a minority owner and member of the board of directors of the entity which owned Riveredge Hospital prior to our acquisition of it in July 2002. Mr. Salberg disclosed his interest to the board of directors and was not directly involved in the negotiations to acquire the hospital. We believe that the purchase price it paid for the Riveredge acquisition constituted our best estimate of fair value. All terms were negotiated on an arms-length basis.

Edward Wissing, one of our outside directors, occasionally provides advisory and consulting services during 2002 to Brentwood Capital Advisors, our financial advisor. Mr. Wissing also was a party to a consulting arrangement with Brentwood Capital pursuant to which he provided certain consulting services. According to the terms of this consulting arrangement, Mr. Wissing received a fixed consulting fee of $5,000 per month beginning in August 2002 and ending in May 2003.

In January 2000, PMR loaned Mark. P. Clien, PMR’s chief executive officer at the time and currently one of our directors, $467,500 pursuant to promissory notes for the purchase of stock in connection with the exercise of stock options (the “Stock Notes”). The Stock Notes, due December 31, 2004, bear interest at the rate of 6.21% per annum and are with recourse in addition to being secured by stock under pledge agreements. PMR also received promissory notes from Mr. Clein for up to $257,208 for tax liabilities related to the purchase of such stock (the “Tax Notes”). The Tax Notes, due December 31, 2004, bear interest at the rate of 6.21% and are secured by stock pledges, but are otherwise without recourse. In May 2002, the Stock Notes and Tax Notes were amended to include a provision that allowed the principal and interest on the notes to be paid, at any time prior to December 31, 2003, through the delivery to us of our common stock valued at the higher of (i) $7.92 or (ii) the average closing sales prices of our common stock for the five trading days prior to the delivery of such stock. The amendments also eliminated the provision in each Note that required any dividends received with respect to shares being purchased with the proceeds of such Note to be immediately applied toward the payment of amounts outstanding under such note. At December 31, 2003, Mr. Clein owed us $59,554 and $281,498 under the Stock Notes and Tax Notes, respectively.

Joseph P. Donlan, a director of the Company, is the co-manager of The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”), which is managed by Brown Brothers Harriman & Co. (“Brown Brothers”). Mr. Donlan is a managing director of Brown Brothers. On June 28, 2002, we entered into a securities purchase agreement with the 1818 Fund to issue up to $20 million of senior subordinated notes with detachable warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. The notes have a term of seven years and bear interest at 12% annually, payable quarterly. We issued detachable stock purchase warrants to the 1818 Fund for the purchase of 372,412 shares of our common stock at an exercise price of $.01 per share. On May 16, 2003, we issued 372,039 shares of our common stock to the 1818 Fund upon exercise of the 1818 Fund’s stock purchase warrant. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from our issuance of 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the Securities Purchase Agreement with the 1818 Fund.

On February 4, 2003, our stockholders approved the private placement of $25 million of series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and the 1818 Fund. The 1818 Fund invested an aggregate of $999,999 and received an aggregate of 181,818 shares of series A convertible preferred stock. Oak Investment Partners invested an aggregate of $20,000,001 and received an aggregate of 3,636,364 shares of series A convertible preferred stock. Salix Ventures invested an aggregate of $3,999,996 and received an aggregate of 727,272 shares of series A convertible preferred stock. One half of the series A convertible preferred stock was issued on April 1, 2003. The other half was issued on June 19, 2003. The proceeds of the sale of the series A convertible preferred stock were used to acquire Ramsay, six facilities from The Brown Schools, and to pay down a portion of our long-term debt.

14. Disclosures About Reportable Segments

In accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of December 31, 2003, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 20 owned and four leased inpatient facilities in 14 states. The management contracts segment provides inpatient psychiatric management and development services to 42 inpatient behavioral health units in hospitals and clinics in 15 states and provides mental health and behavioral health services to 11 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

Year ended December 31, 2003

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$223,340	$70,325	$—	$293,665
Adjusted EBITDA	$30,801	$11,345	$(7,339)	$34,807
Interest expense, net	6,996	92	7,693	14,781
Provision for income taxes	2,165	73	1,547	3,785
Depreciation and amortization	4,410	1,155	189	5,754
Inter-segment expenses	5,639	1,623	(7,262)	—
Other expenses:
Loss on refinancing long-term debt	—	—	4,856	4,856
Change in valuation of put warrants	—	—	960	960
Change in reserve of stockholder notes	—	(545)	—	(545)

Total other expenses	—	(545)	5,816	5,271

Net income	$11,591	$8,947	$(15,322)	$5,216

Segment assets	$246,526	$40,221	$61,888	$348,635

Capital expenditures	$5,516	$—	$261	$5,777

Cost in excess of net assets acquired	$45,093	$23,877	$—	$68,970

Year ended December 31, 2002

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$81,929	$31,983	$—	$113,912
Adjusted EBITDA	$9,343	$7,082	$(4,118)	$12,307
Provision for (benefit from) income taxes	—	324	(1,331)	(1,007)
Depreciation and amortization	1,286	379	105	1,770
Interest expense	3,375	325	1,864	5,564
Inter-segment expenses	3,149	902	(4,051)	—
Other expenses:
Stock compensation expense		—	118	118
Loss on refinancing long-term debt	—	—	86	86
Change in reserve of stockholder notes	—	92	—	92

Total other expenses	—	92	204	296

Net income (loss)	$1,533	$5,060	$(909)	$5,684

Segment assets	$51,004	$33,012	$6,122	$90,138

Capital expenditures	$16,092	$171	$622	$16,885

Cost in excess of net assets acquired	$1,238	$27,580	$4	$28,822

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Year ended December 31, 2001

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$16,020	$27,979	$—	$43,999
Adjusted EBITDA	$1,374	$6,469	$(2,011)	$5,832
Depreciation and amortization	170	715	60	945
Interest expense	533	324	1,803	2,660
Inter-segment expenses	448	1,773	(2,221)	—
Other expenses:
Loss on refinancing long-term debt	—	—	1,237	1,237

Total other expenses	—	—	1,237	1,237

Income (loss) from continuing operations	$223	$3,657	$(2,890)	$990

Segment assets	$31,471	$20,394	$2,429	$54,294

Capital expenditures	$18,373	$—	$116	$18,489

Cost in excess of net assets acquired	$538	$14,666	$4	$15,208

15. Other Information

A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2001	$2,443	662	921	86	$3,940
Year ended December 31, 2002	3,940	3,681	461	2,798	5,284
Year ended December 31, 2003	5,284	6,315	4,338	8,446	7,491

(1)	Allowances as a result of acquisition.

16. Quarterly Information (Unaudited)

Summarized results for each quarter in the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Revenue	$37,104	$57,438	$98,470	$100,653
Net income available to common stockholders	$789	$(771)	$2,103	$2,284
Earnings per share:
Basic	$0.10	$(0.09)	$0.24	$0.26
Diluted	$0.10	$(0.09)	$0.18	$0.19
2002
Revenue	$23,188	$22,622	$32,280	$35,822
Net income available to common stockholders	$755	$857	$1,606	$2,466
Earnings per share:
Basic	$0.15	$0.17	$0.24	$0.32
Diluted	$0.14	$0.16	$0.22	$0.30

In the second quarter of 2003, we incurred a loss on refinancing long-term debt of approximately $4.6 million in conjunction with early repayments of portions of our long-term debt with proceeds from our issuance of $150

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

million in 10 5/8% senior subordinated notes.

17. Financial Information for the Company and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of December 31, 2003 and 2002, and for the years then ended. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several. No combining financial information has been presented for periods prior to December 31, 2002 as there were no non-guarantor subsidiaries prior to November 2002.

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash	$—	$43,334	$1,498	$—	$44,832
Accounts receivable, net	—	60,055	—	—	60,055
Prepaids and other	—	8,510	19	—	8,529

Total current assets	—	111,899	1,517	—	113,416
Property and equipment, net of accumulated depreciation	—	127,047	31,029	(8,319)	149,757
Cost in excess of net assets acquired	—	68,970	—	—	68,970
Contracts, net	—	2,850	—	—	2,850
Investment in subsidiaries	199,154	—	—	(199,154)	—
Other assets	7,731	1,958	3,953	—	13,642

Total assets	$206,885	$312,724	$36,499	$(207,473)	$348,635

Current Liabilities:
Accounts payable	$—	$11,637	$—	$—	$11,637
Salaries and benefits payable	—	13,642	—	—	13,642
Other accrued liabilities	871	19,176	1,090	(969)	20,168
Current portion of long-term debt	—	801	222	—	1,023

Total current liabilities	871	45,256	1,312	(969)	46,470
Long-term debt, less current portion	150,369	—	23,611	—	173,980
Deferred tax liability	—	6,762	—	—	6,762
Other liabilities	3,218	592	—	969	4,779

Total liabilities	154,458	52,610	24,923	—	231,991
Series A convertible preferred stock	25,316	—	—	—	25,316
Stockholders’ equity:
Total stockholders’ equity	27,111	260,114	11,576	(207,473)	91,328

Total liabilities and stockholders’ equity	$206,885	$312,724	$36,499	$(207,473)	$348,635

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Current Assets:
Cash	—	$1,175	$1,217	—	$2,392
Accounts receivable, net	—	19,473	—	—	19,473
Prepaids and other	—	2,204	15	—	2,219

Total current assets	—	22,852	1,232	—	24,084
Property and equipment:
Land	—	5,253	1,555	—	6,808
Buildings	—	20,908	4,567	—	25,475
Equipment	—	3,253	—	—	3,253
Less accumulated depreciation	—	(1,695)	(294)	—	(1,989)

	—	27,719	5,828	—	33,547
Cost in excess of net assets acquired	—	28,822	—	—	28,822
Contracts, net	—	607	—	—	607
Investments in subsidiaries	76,693	—	—	(76,693)	—
Other assets	—	2,295	783	—	3,078

Total assets	$76,693	$82,295	$7,843	$(76,693)	$90,138

Current Liabilities:
Accounts payable	—	3,338	$—	—	$3,338
Salaries and benefits payable	—	4,825	—	—	4,825
Other accrued liabilities	929	5,460	93	—	6,482
Revolving line of credit	5,383	—	—	—	5,383
Current portion of long-term debt	1,644	—	43	—	1,687

Total current liabilities	7,956	13,623	136	—	21,715
Long-term debt, less current portion	28,267	3,600	4,885	—	36,752
Deferred tax liability	—	258	—	—	258
Other liabilities	—	864	—	—	864

Total liabilities	36,223	18,345	5,021	—	59,589
Stockholders’ equity:
Total stockholders’ equity	40,470	63,950	2,822	(76,693)	30,549

Total liabilities and stockholders’ equity	$76,693	$82,295	$7,843	$(76,693)	$90,138

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$293,665	$1,802	$(1,802)	$293,665
Salaries, wages and employee benefits	—	153,498	—	—	153,498
Professional fees	—	33,199	94	—	33,293
Supplies	—	17,074	—	—	17,074
Rentals and leases	—	4,109	—	—	4,109
Other operating expenses	545	45,823	903	(2,702)	44,569
Provision for bad debts	—	6,315	—	—	6,315
Equity in earnings of subsidiaries	—	—	—	—	—
Depreciation and amortization	—	5,307	447	—	5,754
Interest expense	14,089	124	568	—	14,781
Loss on refinancing of long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	19,905	265,449	2,012	(2,702)	284,664
(Loss) income before income taxes	(19,905)	28,216	(210)	900	9,001
(Benefit from) provision for income taxes	(7,357)	11,141	1	—	3,785

Net (loss) income	(12,548)	17,075	(211)	900	5,216
Accrued preferred stock dividends	811	—	—	—	811

Net (loss) income available to common shareholders	$(13,359)	$17,075	$(211)	$900	$4,405

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2002
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Revenue	$—	$113,794	$118	$—	$113,912
Salaries, wages and employee benefits	—	62,326	—	—	62,326
Professional fees	—	14,327	46	–	14,373
Supplies	—	5,325	—	—	5,325
Rentals and leases	—	870	—	—	870
Other operating expenses	769	14,489	68	—	15,326
Provision for bad debts	—	3,681	—	—	3,681
Equity (loss) in earnings of subsidiaries	(11,669)	—	—	11,669	—
Depreciation and amortization	—	1,750	20	—	1,770
Interest expense	5,216	324	24	—	5,564

	(5,684)	103,092	158	11,669	109,235
Income (loss) from continuing operations before income taxes	5,684	10,702	(40)	(11,669)	4,677
Provision for (benefit from) income taxes	—	(1,007)	—	—	(1,007)

Net income (loss)	$5,684	$11,709	$(40)	$(11,669)	$5,684

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(12,548)	$17,075	$(211)	$900	$5,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,307	447	—	5,754
Provision for doubtful accounts	—	6,315	—	—	6,315
Accretion of detachable warrants	162	—	—	—	162
Non-cash stock compensation expense	—	—	—	—	—
Amortization of loan costs	1,454	—	24	—	1,478
Loss on refinancing long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(545)	—	—	—	(545)
Long-term interest accrued	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,561)	—	—	(13,561)
Prepaids and other current assets	(7,731)	8,796	(4)	—	1,061
Accounts payable	—	(1,999)		—	(1,999)
Accrued liabilities and other liabilities	(58)	4,722	997	—	5,661

Net cash (used in) provided by continuing operating activities	(13,450)	26,779	1,253	900	15,482
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(100,424)	—	—	—	(100,424)
Capital purchases of property and equipment	—	(5,777)	(25,487)	25,487	(5,777)
Purchase of long-term securities		—	(971)		(971)
Other assets	—	1,842	(4)	—	1,838

Net used in investing activities	(100,424)	(3,935)	(26,462)	25,487	(105,334)
Financing Activities:
Net principal borrowings on long-term debt	61,980	—	18,962	(18,962)	61,980
Net transfers to and from members	(18,418)	19,315	6,528	(7,425)	—
Payment of loan and issuance costs	(1,998)	—	—	—	(1,998)
Refinancing of long-term debt	(1,410)	—	—	—	(1,410)
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	24,505	—	—	—	24,505
Proceeds from secondary offering of common stock, net of issuance costs	48,897	—	—	—	48,897
Proceeds from issuance of common stock	318	—	—	—	318

Net cash provided by (used in) financing activities	113,874	19,315	25,490	(26,387)	132,292
Net increase in cash	—	42,159	281	—	42,440
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of year	$—	$43,334	$1,498	$—	$44,832

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Operating Activities
Net income (loss)	$5,684	$11,709	$(40)	$(11,669)	$5,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,750	20	—	1,770
Provision for doubtful accounts	—	3,681	—	—	3,681
Accretion of detachable warrants	—	677	—	—	677
Non-cash stock compensation expense	—	118	—	—	118
Amortization of loan costs	—	419	—	—	419
Release of deferred tax asset valuation allowance	—	(1,332)	—	—	(1,332)
Additional reserve on stockholder notes	—	92	—	—	92
Long-term interest accrued	—	324	—	—	324
(Loss) equity in earnings of subsidiaries	(11,669)	—	—	11,669	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(1,348)	—	—	(1,348)
Prepaids and other current assets	—	(353)	(46)	—	(399)
Accounts payable	—	(2,523)	—	—	(2,523)
Salaries and benefits payable	—	1,504	—	—	1,504
Accrued liabilities and other liabilities	929	(740)	66	—	255

Net cash provided by (used in) continuing operating activities	(5,056)	13,978	—	—	8,922
Investing activities:
Cash acquired (paid) for acquisitions, net of cash paid or acquired	—	6,243	—	—	6,243
Capital purchases of leasehold improvements, equipment and software	—	(1,470)	—	—	(1,470)
Change in net assets of discontinued operations	—	—	—	—	—
Other assets	—	(612)	—	—	(612)

Net cash provided by (used in) investing activities	—	4,161	—	—	4,161
Financing activities:
Net principal (payments) borrowings on long-term debt	7,484	(19,256)	—	—	(11,772)
Payment of loan costs	—	(234)	—	—	(234)
Proceeds from issuance of common stock	—	53	—	—	53
Change in intercompany	(2,428)	2,428	—	—	—

Net cash (used in) provided by financing activities	5,056	(17,009)	—	—	(11,953)
Net increase in cash	—	1,130	—	—	1,130
Cash at beginning of year	—	45	1,217	—	1,262

Cash at end of year	—	1,175	1,217	—	2,392

18. Subsequent Events (Unaudited)

On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for approximately $28 million cash with an earn-out of up to $5 million contingent upon Brentwood’s future financial results. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread.

On January 6, 2004, we entered into a revolving credit facility with Bank of America, N.A. of up to $50 million. The revolving credit facility has a three-year term and is secured by all real property owned by us or our subsidiaries that has a value in excess of $2.5 million, the stock of all of our operating subsidiaries and substantially all of the personal property owned by us or our subsidiaries. Our credit agreement with Bank of America, N.A. prohibits us from paying dividends on our common stock. We will incur a $6.4 million loss from refinancing long-term debt in the first quarter of 2004, which includes the payment of a termination fee to CapitalSource Finance, LLC, our former senior lender.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.

By:	/s/ Joey A. Jacobs

Joey A. Jacobs
Chief Executive Officer

Dated: March 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs	Chairman of the Board, President	March 25, 2004
and Chief Executive Officer
Joey A. Jacobs	(Principal Executive Officer)

/s/ Jack E. Polson	Chief Accounting Officer	March 25, 2004
Jack E. Polson	(Principal Accounting Officer)

/s/ Mark P. Clein	Director	March 25, 2004
Mark P. Clein

/s/ Richard D. Gore	Director	March 25, 2004
Richard D. Gore

/s/ Christopher Grant, Jr.	Director	March 25, 2004
Christopher Grant, Jr.

/s/ Ann H. Lamont	Director	March 25, 2004
Ann H. Lamont

/s/ Edward K. Wissing	Director	March 25, 2004
Edward K. Wissing