Form 10-Q
period 2004-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2004-05-14
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004 or

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

     As of May 7, 2004, 14,324,203 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,176	$44,832
Accounts receivable, less allowance for doubtful accounts of $8,707(unaudited)and$7,491,respectively	65,278	60,055
Prepaids and other	6,762	8,529

Total current assets	106,216	113,416
Property and equipment, net of accumulated depreciation	175,851	149,757
Cost in excess of net assets acquired	70,501	68,970
Contracts, net	2,614	2,850
Other assets	16,685	13,642

Total assets	$371,867	$348,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,190	$11,637
Salaries and benefits payable	16,634	13,642
Other accrued liabilities	23,743	20,168
Current portion of long-term debt	1,100	1,023

Total current liabilities	53,667	46,470
Long-term debt, less current portion	190,816	173,980
Deferred tax liability	6,681	6,762
Other liabilities	4,120	4,779

Total liabilities	255,284	231,991
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 4,545 shares issued and outstanding	25,617	25,316
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 11,995 and 11,937 issued and outstanding, respectively	120	119
Additional paid-in capital	91,412	91,423
Notes receivable from stockholders	(338)	(338)
Accumulated unrealized gains (losses)	4	(4)
Accumulated (deficit) earnings	(232)	128

Total stockholders’ equity	90,966	91,328

Total liabilities and stockholders’ equity	$371,867	$348,635

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue	$107,584	$37,104
Salaries, wages and employee benefits	58,995	17,785
Professional fees	12,056	4,451
Supplies	6,941	1,691
Rentals and leases	1,783	248
Other operating expenses	12,862	7,159
Provision for doubtful accounts	2,027	1,322
Depreciation and amortization	2,117	667
Interest expense	4,456	1,420
Loss on refinancing long-term debt	6,407	—
Change in valuation of put warrants	—	960
Change in reserve on stockholder notes	—	(461)

	107,644	35,242
(Loss) income before income taxes	(60)	1,862
(Benefit from)provision for income taxes	(23)	1,073

Net (loss) income	(37)	789
Accrued preferred stock dividends	323	—

Net (loss) income available to common stockholders	$(360)	$789

Earnings per common share:
Basic	$(0.03)	$0.10

Diluted	$(0.03)	$0.10

Shares used in computing per share amounts:
Basic	11,958	7,739
Diluted	11,958	8,209

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net (loss) income	$(37)	$789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117	667
Provision for doubtful accounts	2,027	1,322
Accretion of detachable warrants	—	77
Non-cash stock compensation expense	—	5
Amortization of loan costs	199	160
Loss on refinancing long-term debt	6,407	—
Change in valuation of put warrants	—	960
Change in reserve on stockholder notes	—	(461)
Long-term interest accrued	—	81
Changes in operating assets and liabilities:
Accounts receivable	(3,195)	(3,986)
Prepaids and other assets	1,981	(973)
Accounts payable	(2,320)	148
Salaries and benefits payable	2,065	(1,178)
Accrued liabilities and other liabilities	5,745	3,514

Net cash provided by operating activities	14,989	1,125
Investing activities:
Cash paid for acquisitions, net of cash acquired	(33,211)	—
Capital purchases of property and equipment	(3,058)	(628)
Other assets	(1,505)	(180)

Net cash used in investing activities	(37,774)	(808)
Financing activities:
Net principal borrowings on long-term debt	16,856	1,336
Refinancing of long-term debt	(3,844)	—
Payment of loan and issuance costs	(987)	—
Proceeds from issuance of common stock	104	—

Net cash provided by financing activities	12,129	1,336
Net (decrease) increase in cash	(10,656)	1,653
Cash at beginning of the period	44,832	2,392

Cash at end of the period	$34,176	$4,045

Significant Non-cash Transactions:
Loss on refinancing long-term debt	$(2,563)	$—

Effect of Acquisitions:
Assets acquired, net of cash acquired	$31,682	$—
Cash payment for prior-year acquisition	3,350	—
Liabilities assumed	(1,821)	—

Cash paid for acquisitions, net of cash acquired	$33,211	$—

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

1. Recent Developments

On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for $29.8 million cash with an earn-out of up to $5.0 million contingent upon future financial results. We drew down $17.0 million on our revolving line of credit and paid the remainder of the acquisition price with cash on hand. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%.

On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement with Bank of America, N.A. (“Bank of America”) that provides for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 2% of net revenue for the three months ended March 31, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 25, 2004.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Numerator:
Net (loss) income available to common stockholders	$(360)	$789
Denominator:
Weighted average shares outstanding for basic earnings per share	11,958	7,739
Effects of dilutive stock options and warrants outstanding	—	470

Shares used in computing diluted earnings per common share	11,958	8,209

Earnings per common share, basic	$(0.03)	$0.10

Earnings per common share, diluted	$(0.03)	$0.10

The computation of diluted earnings per share for the three months ended March 31, 2004 does not include approximately 4.7 million shares representing the weighted average of common shares into which our series A preferred stock is convertible and approximately 540,000 shares representing stock options and warrants outstanding during the period as the effects would have been anti-dilutive. The computation of diluted earnings per share for the three months ended March 31, 2003 does not include interest on convertible debt of $81,000 and approximately 422,000 shares representing the weighted average of convertible debt outstanding during the period as the effects would have been anti-dilutive.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

	For the three months ended March 31,
	2004	2003
Net (loss) income available to common stockholders	$(360)	$789
Pro forma compensation expense from stock options	290	93

Pro forma net (loss) income available to common stockholders	$(650)	$696

Basic earnings per share, as reported	$(0.03)	$0.10

Diluted earnings per share, as reported	$(0.03)	$0.10

Basic pro forma earnings per share	$(0.05)	$0.09

Diluted pro forma earnings per share	$(0.05)	$0.08

5. Mergers and Acquisitions

Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood for $29.8 million cash with an earn-out of up to $5.0 million contingent upon future financial results. We drew down $17.0 million on our revolving line of credit and paid the remainder of the acquisition price in cash. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi for approximately $13.0 million. The acquisition was entirely financed through our then-existing line of credit. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, we recently completed the construction of a 60-bed residential treatment center which opened in May 2004.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

The purchase price allocation for Brentwood is preliminary as of March 31, 2004, pending receipt of asset appraisals.

The following represents the unaudited pro forma results of consolidated operations as if the acquisition of Brentwood had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values and changes in interest expense resulting from changes in consolidated debt (dollars in thousands, except per share data):

	For the three months ended March 31,
	2004	2003
Revenue	$113,220	$43,925
Net (loss) income available to common stockholders	(59)	880

Earnings per common share, basic	$—	$0.11

Earnings per diluted share, diluted	$—	$0.11

The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on our future results or trends. The pro forma information given includes a $6.4 million loss from refinancing long-term debt for the three months ended March 31, 2004, expense of $960,000 to revalue put warrants for the three months ended March 31, 2003 and income of $461,000 to release reserves on stockholder notes for the three months ended March 31, 2003.

6. Long-term debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
Senior credit facilities:
Revolving line of credit, expired on January 6, 2004 and bearing interest at 6.25% at December 31, 2003	$—	$—
Revolving line of credit, entered into on January 6, 2004, expiring on January 6, 2007 and bearing interest of 3.625% at March 31, 2004	17,000	—
10 5/8% senior subordinated notes	150,000	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,778	23,833
Subordinated seller notes with varying maturities	1,023	1,170
Other	115	—

	191,916	175,003
Less current portion	1,100	1,023

Long-term debt	$190,816	$173,980

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

Senior Credit Facility

On January 6, 2004, we terminated our senior credit facility with CapSource and entered into a new credit agreement with Bank of America that provides for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2004, the interest rate under the revolving line of credit was 3.625%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the Credit Agreement). As of March 31, 2004, we had $17.0 million of borrowings outstanding and $33.0 million available under the revolving line of credit. We must pay on a quarterly basis a commitment fee in the amount of 0.5% per annum on the unused portion of our revolving credit facility and a utilization fee in the amount of 0.25% per annum on the unused portion of the revolving credit facility when borrowings under the revolving credit facility are less than $16.5 million. Such fees were approximately $65,000 for the three months ended March 31, 2004.

Our revolving credit facility contains customary covenants which include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of March 31, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

10 5/8% Senior Subordinated Notes

On June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the private placement of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down substantially all of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, which commenced on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

Mortgage Loans

During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility with CapSource, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $23.9 million as of March 31, 2004.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9%. The principal amount we owe on this note is $160,000 at March 31, 2004, which is due in two equal installments on April 1, 2004 and 2005. Accured interest is due and payable on the first day of each calendar quarter.

We issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At March 31, 2004, one note with a current principal balance of $863,000 remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the note contains cross-default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of March 31, 2004.

7. Mezzanine Equity and Stockholders’ Equity

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

As a part of the merger with PMR, we became the holder of promissory notes with certain stockholders of PMR. A certain provision of the stockholder notes allowed the stockholders to repay those notes with our common stock at the higher of a stated price or the market value of our common stock. As the stated price was higher than the market value at December 31, 2002, we recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of our common stock during the three months ended March 31, 2003, we released $461,000 of the reserve on the stockholder notes. At December 31, 2003, we did not maintain a reserve balance on our stockholder notes because the market value exceeded the stated price. The right to repay the stockholder notes with our common stock expired on December 31, 2003. The current outstanding balance of these notes is $338,000.

8. Income Taxes

The benefit recorded for the three months ended March 31, 2004 reflects an effective tax rate of approximately 38%. The provision recorded for the three months ended March 31, 2003 reflects an effective tax rate of approximately 57.6% due to the non-deductible nature of the change in valuation of the put warrants during the period.

9. Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on characteristics of the services provided. As of March 31, 2004, the owned and leased facilities segment provides inpatient mental and behavioral health services in its 22 owned and 4 leased facilities in 15 states. The management contracts segment provides inpatient psychiatric management and development services to 42 behavioral health units in third party medical/surgical hospitals and clinics in 15 states and provides mental and behavioral health services to 11 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended March 31, 2004
Revenue	$86,443	$21,141	$—	$107,584
Adjusted EBITDA	$12,992	$2,369	$(2,441)	$12,920
Interest expense	3,559	(5)	902	4,456
Depreciation and amortization	1,744	314	59	2,117
Provision for income taxes	662	—	(685)	(23)
Inter-segment expenses	1,347	801	(2,148)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Net income (loss)	$5,680	$1,259	$(6,976)	$(37)

Segment assets	$255,938	$38,524	$77,405	$371,867

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended March 31, 2003
Revenue	$26,087	$11,017	$—	$37,104
Adjusted EBITDA	$4,090	$1,839	$(1,476)	$4,453
Interest expense	907	81	432	1,420
Depreciation and amortization	385	265	17	667
Provision for income taxes	—	40	1,033	1,073
Inter-segment expenses	940	674	(1,614)	—
Other expenses:
Non-cash stock compensation expense	—	—	5	5
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	(461)	—	(461)

Total other expenses	—	(461)	965	504

Net income (loss)	$1,858	$1,240	$(2,309)	$789

Segment assets	$53,727	$34,449	$8,444	$96,620

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

10. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 has not had a material effect on our results of operations or financial position.

11. Financial Information for Psychiatric Solutions and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidated financial information for us and our subsidiaries as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
March 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash	$—	$32,511	$1,665	$—	$34,176
Accounts receivable, net	—	65,278	—	—	65,278
Prepaids and other	—	6,406	356	—	6,762

Total current assets	—	104,195	2,022	—	106,216
Property and equipment, net of accumulated depreciation	—	153,382	30,788	(8,258)	175,851
Cost in excess of net assets acquired	—	70,501	—	—	70,501
Contracts, net	—	2,614	—	—	2,614
Investment in subsidiaries	99,048	—	—	(99,048)	—
Other assets	5,863	6,508	4,314	—	16,685

Total assets	$104,911	$337,200	$37,124	$(107,306)	$371,867

Current Liabilities:
Accounts payable	$—	$12,190	$—	$—	$12,190
Salaries and benefits payable	—	16,634	—	—	16,634
Other accrued liabilities	5,173	18,449	1,087	(966)	23,743
Current portion of long-term debt	—	875	225	—	1,100

Total current liabilities	5,173	48,148	1,312	(966)	53,667
Long-term debt, less current portion	—	167,262	23,554	—	190,816
Deferred tax liability	—	6,681	—	—	6,681
Other liabilities	3,031	123	—	966	4,120

Total liabilities	8,204	222,214	24,866	—	255,284
Series A convertible preferred stock	25,617	—	—	—	25,617
Stockholders’ equity:
Total stockholders’ equity	71,090	114,986	12,258	(107,306)	90,966

Total liabilities and stockholders’ equity	$104,911	$337,200	$37,124	$(107,306)	$371,867

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2003
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

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$107,584	$892	$(892)	$107,584
Salaries, wages and employee benefits	—	58,995	—	—	58,995
Professional fees	—	12,056	—	—	12,056
Supplies	—	6,941	—	—	6,941
Rentals and leases	—	1,783	—	—	1,783
Other operating expenses	310	13,444	—	(892)	12,862
Provision for bad debts	—	2,027	—	—	2,027
Depreciation and amortization	—	1,876	241	—	2,117
Interest expense	4,085	—	371	—	4,456
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	10,802	97,122	612	(892)	107,644
(Loss) income before income taxes	(10,802)	10,462	280	—	(60)
Benefit from income taxes	—	(23)	—	—	(23)

Net (loss) income	(10,802)	10,485	280	—	(37)
Accrued preferred stock dividends	—	323	—	—	323

Net (loss) income available to common shareholders	$(10,802)	$10,162	$280	$—	$(360)

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$37,104	$400	$(400)	$37,104
Salaries, wages and employee benefits	—	17,785	—	—	17,785
Professional fees	—	4,451	—	—	4,451
Supplies	—	1,691	—	—	1,691
Rentals and leases	—	248	—	—	248
Other operating expenses	(118)	7,432	245	(400)	7,159
Provision for bad debts	—	1,322	—	—	1,322
Depreciation and amortization	—	609	58	—	667
Interest expense	1,266	81	73	—	1,420
Change in reserve of stockholder notes	(461)	—	—	—	(461)
Change in valuation of put warrants	960	—	—	—	960

	1,647	33,619	376	(400)	35,242
Income (loss) before income taxes	(1,647)	3,485	24	—	1,862
Provision for income taxes	—	1,073	—	—	1,073

Net (loss) income	$(1,647)	$2,412	$24	$—	$789

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(10,802)	$10,487	$278	$—	$(37)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,876	241	—	2,117
Provision for doubtful accounts	—	2,027	—	—	2,027
Amortization of loan costs	190	—	9	—	199
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(1,318)	—	—	(1,318)
Prepaids and other current assets	—	1,643	338	—	1,981
Accounts payable	—	(411)	—	—	(411)
Accrued liabilities and other liabilities	3,801	1,230	(3)	—	5,028

Net cash (used in) provided by operating activities	(404)	15,534	863	—	15,993
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(29,861)	—	—	—	(29,861)
Capital purchases of property and equipment	—	(3,058)	—	—	(3,058)
Other assets	—	(6,541)	(590)	—	(7,131)

Net used in investing activities	(29,861)	(9,599)	(590)	—	(40,050)
Financing Activities:
Net principal borrowings on long-term debt	16,910	—	(54)	—	16,856
Net transfers to and from members	16,810	(16,758)	(52)	—	—
Payment of loan and issuance costs	(987)	—	—	—	(987)
Refinancing of long-term debt	(2,572)	—	—	—	(2,572)
Proceeds from issuance of common stock	104	—	—	—	104

Net cash provided by (used in) financing activities	30,265	(16,758)	(106)	—	13,401
Net (decrease) increase in cash	—	(10,823)	167	—	(10,656)
Cash at beginning of year	—	43,334	1,498	—	44,832

Cash at end of year	$—	$32,511	$1,665	$—	$34,176

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(1,647)	$2,412	$24	$—	$789
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	609	58	—	667
Provision for doubtful accounts	—	1,322	—	—	1,322
Accretion of detachable warrants	—	77	—	—	77
Non-cash stock compensation expense	—	5	—	—	5
Amortization of loan costs	160	—	—	—	160
Change in deferred tax liability	—	1,033	—	—	1,033
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(461)	—	—	—	(461)
Long-term interest accrued	—	81	—	—	81
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(3,986)	—	—	(3,986)
Prepaids and other current assets	—	(714)	(259)	—	(973)
Accounts payable	—	148	—	—	148
Accrued liabilities and other liabilities	324	787	192	—	1,303

Net cash (used in) provided by operating activities	(664)	1,774	15	—	1,125
Investing activities:
Capital purchases of property and equipment	—	(628)	—	—	(628)
Other assets	—	(180)	—	—	(180)

Net cash used in investing activities	—	(808)	—	—	(808)
Financing activities:
Net principal borrowings on long-term debt	2,375	(1,027)	(12)	—	1,336
Net transfers to and from members	(1,711)	1,711	—	—	—

Net cash provided by (used in) financing activities	664	684	(12)	—	1,336
Net increase in cash	—	1,650	3	—	1,653
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of year	$—	$2,825	$1,220	$—	$4,045

12. Subsequent Events

On April 1, April 2 and May 5, 2004, certain holders of our series A convertible preferred stock converted 2,181,818 shares of series A convertible preferred stock and related accrued dividends into 2,292,972 shares of our common stock.

On April 23, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $30.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%.

On April 27, 2004, we announced the signing of a definitive agreement to purchase four inpatient behavioral health care facilities from Heartland Healthcare for $47.0 million. The four facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds. The transaction is expected to be completed by June 1, 2004, pending certain regulatory approvals.

On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC, an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 159 beds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to improve the operations of acquired facilities; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our limited operating history as a public company; (5) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (6) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating our operations with recently acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission, including the factors listed in our Annual Report on Form 10-K filed on March 25, 2004 under the caption “Risk Factors.” A copy of our filings may be obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street NW, Washington, D.C. at prescribed rates.

Overview

     During the quarter ended March 31, 2004, we continued with our goals of making accretive acquisitions, expanding revenues and reducing expenses in our existing inpatient behavioral health care operations. On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for $29.8 million cash with an earn-out of up to $5.0 million contingent upon future financial results. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi. Through the acquisition of Brentwood, we increased our inpatient facility operations to 26 facilities and approximately 3,200 beds at March 31, 2004.

     On January 6, 2004, we entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”) of up to $50 million and terminated our credit facility with CapitalSource Finance LLC (“CapitalSource”). On January 26, 2004, we entered into an interest rate swap agreement that effectively converts $20.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread.

     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter ended March 31, 2004, we increased revenue from owned and leased inpatient facilities by approximately 7.3% through same-facility growth. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 6.3% and 4.5%, respectively, for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. We owned five inpatient facilities throughout the quarter ended March 31, 2003.

Recent Acquisitions

     On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC, an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two facilities, located in Charleston and Florence, South Carolina, have 159 beds.

     On April 27, 2004, we announced the signing of a definitive agreement to purchase four inpatient behavioral health care facilities from Heartland Healthcare for $47.0 million. The four facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds. The transaction is expected to be completed by June 1, 2004, pending certain regulatory approvals.

     On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood for $29.8 million cash with an earn-out of up to $5.0 million contingent upon future financial results. We drew down $17.0 million on our revolving line of credit and paid the remainder of the acquisition price with cash on hand. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

     On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi, for approximately $13.0 million. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, we recently completed the construction of a 60-bed residential treatment center which opened in May 2004.

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

Sources of Revenue

     Patient Service Revenue

     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the three months ended March 31, 2004, patient service revenue comprised approximately 80% of our total revenue.

     Management Fee Revenue

     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from third party medical/surgical hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the three months ended March 31, 2004, management contract revenue comprised approximately 20% of our total revenue.

Results of Operations

     The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
Revenue	$107,584	100.0%	$37,104	100.0%
Salaries, wages, and employee benefits	58,995	54.8%	17,785	47.9%
Professional fees	12,056	11.2%	4,451	12.0%
Supplies	6,941	6.5%	1,691	4.5%
Provision for bad debts	2,027	1.9%	1,322	3.6%
Other operating expenses	14,645	13.6%	7,407	20.0%
Depreciation and amortization	2,117	2.0%	667	1.8%
Interest expense, net	4,456	4.1%	1,420	3.8%
Other expenses:
Loss on refinancing long-term debt	6,407	6.0%	—	0.0%
Change in valuation of put warrants	—	0.0%	960	2.6%
Change in reserve on stockholder notes	—	0.0%	(461)	-1.2%

Total other expenses	6,407	6.0%	499	1.4%

(Loss) income before income taxes	(60)	0.0%	1,862	5.0%
(Benefit from) provision for income taxes	(23)	0.0%	1,073	2.9%

Net (loss) income	$(37)	0.0%	$789	2.1%

	Three Months Ended March 31,
	2004	2003	% Change
Consolidated:
Number of facilities at period end	26	5	420.0%
Admissions	10,231	4,344	135.5%
Patient days	211,563	45,785	362.1%
Same-facility (1):
Number of facilities at period end	5	5	0.0%
Admissions	4,619	4,344	6.3%
Patient days	47,862	45,785	4.5%

(1)	For the three months ended March 31, 2004, excludes statistics for facilities purchased from The Brown Schools in April 2003, Ramsay purchased in June 2003, Alliance Health Center purchased in November 2003, Calvary Center purchased in December 2003 and facilities purchased from Brentwood in March 2004.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenue. Revenue from operations was $107.6 million for the quarter ended March 31, 2004 compared to $37.1 million for the quarter ended March 31, 2003, an increase of $70.5 million or 190.0%. Revenue from owned and leased inpatient facilities accounted for $86.4 million of the first quarter 2004 results compared to $26.1 million of the first quarter 2003 results, an increase of $60.3 million or 231.0%. The increase in revenues from owned and leased inpatient facilities relates primarily to revenues of $20.7 million in the first quarter of 2004 for the facilities acquired from The Brown Schools in April 2003, $31.0 million in the first quarter of 2004 for the owned and leased inpatient facilities acquired from Ramsay on June 30, 2003, and $6.7 million in the first quarter of 2004 for other acquisitions that occurred during 2003 and 2004. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to growth in admissions and patient days of 6.3% and 4.5%, respectively, on a same-facility basis. Revenue from inpatient management contracts accounted for $21.1 million of the first quarter 2004 results compared to $11.0 million of the first quarter 2003 results, an increase of $10.1 million or 91.8%. The increase in revenues from inpatient management contracts relates primarily to revenues of $11.0 million in the first quarter of 2004 from inpatient management contracts acquired from Ramsay in June 2003.

     Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $59.0 million, or 54.8% of first quarter 2004 revenue, for the quarter ended March 31, 2004 compared to $17.8 million, or 47.9% of first quarter 2003 revenue, for the quarter ended March 31, 2003. Salaries, wages and employee benefits expense from owned and leased inpatient facilities was $46.8 million in the first quarter of 2004, or 54.1% of first quarter 2004 revenue from owned and leased inpatient facilities, compared to $13.7 million in the first quarter of 2003, or 52.5% of first quarter 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, salaries, wages and employee benefits expense from owned and leased inpatient facilities was $14.4 million in the first quarter of 2004, or 51.5% of first quarter 2004 same-facility revenue from owned and leased inpatient facilities. This decrease in salaries, wages and employee benefits expense from owned and leased inpatient facilities as a percentage of revenue from owned and leased inpatient facilities, on a same-facility basis, relates to efforts within our owned and leased inpatient facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from inpatient management contracts was $10.8 million in the first quarter of 2004, or 51.3% of first quarter 2004 revenue from inpatient management contracts, compared to $3.4 million in the first quarter of 2003, or 30.9% of first quarter 2003 revenue from inpatient management contracts. On a same-facility basis, salaries, wages and employee benefits expense from inpatient management contracts was $2.9 million in the first quarter of 2004, or 28.8% of first quarter 2004 same-facility revenue from inpatient management contracts. Salaries, wages and employee benefits expense for our corporate office was $1.4 million for the first quarter of 2004 compared to $674,000 for the first quarter of 2003 as the result of the addition of staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

     Professional fees. Professional fees were $12.1 million, or 11.2% of first quarter 2004 revenue, for the quarter ended March 31, 2004 compared to $4.5 million, or 12.0% of first quarter 2003 revenue, for the quarter ended March 31, 2003. Professional fees from owned and leased inpatient facilities were $9.9 million in the first quarter of 2004, or 11.5% of first quarter 2004 revenue from owned and leased inpatient facilities, compared to $3.2 million in the first quarter of 2003, or 12.1% of first quarter 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, professional fees from owned and leased inpatient facilities were $3.3 million in the first quarter of 2004, or 11.9% of first quarter 2004 same-facility revenue from owned and leased inpatient facilities. Professional fees from inpatient management contracts were $1.6 million in the first quarter of 2004, or 7.7% of first quarter 2004 revenue from inpatient management contracts, compared to $881,000 in the first quarter of 2003, or 8.0% of first quarter 2003 revenue from inpatient management contracts. Professional fees for our corporate office were $467,000 in the first quarter of 2004 compared to $415,000 in the first quarter of 2003.

     Supplies. Supplies expense was $6.9 million, or 6.5% of first quarter 2004 revenue, for the quarter ended March 31, 2004 compared to $1.7 million, or 4.5% of first quarter 2003 revenue, for the quarter ended March 31, 2003. Supplies expense from owned and leased inpatient facilities was $6.0 million in the first quarter of 2004, or 7.0% of first quarter 2004 revenue from owned and leased inpatient facilities, compared to $1.7 million in the first quarter of 2003, or 6.4% of first quarter 2003 revenue from owned and leased inpatient facilities. Same-facility supplies expense from owned and leased inpatient facilities was $1.8 million in the first quarter of 2004, or 6.4% of first quarter 2004 same-facility revenue from owned and leased inpatient facilities. Supplies expense from inpatient management contracts was approximately $900,000 in the first quarter of 2004, or 4.2% of first quarter 2004 revenue from inpatient management contracts, compared to $11,000 in the first quarter of 2003, or less than 1% of first quarter 2003 revenue from inpatient management contracts. Supplies expense at owned and leased inpatient facilities has historically comprised the majority of our supplies expense as a whole; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of ten inpatient management contracts from Ramsay. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

     Provision for bad debts. The provision for bad debts was $2.0 million, or 1.9% of first quarter 2004 revenue, for the quarter ended March 31, 2004 compared to $1.3 million, or 3.6% of first quarter 2003 revenue, for the quarter ended March 31, 2003. The provision for bad debts at owned and leased inpatient facilities was $1.9 million in the first quarter of 2004, or 2.2% of first quarter 2004 owned and leased inpatient facility revenue, compared to $1.2 million in the first quarter of 2003, or 4.5% of first quarter 2003 owned and leased inpatient facility revenue. This reduction in provision for bad debts from owned and leased inpatient facilities as a percentage of owned and leased inpatient facility revenue was driven by the acquisition of inpatient facilities from The Brown Schools and Ramsay, which have fewer self-pay accounts. Historically, the provision for bad debts from inpatient management contracts has amounted to less than 1.0% of revenue from inpatient management contracts.

     Other operating expenses. Other operating expenses were approximately $14.6 million, or 13.6% of first quarter 2004 revenue, for the quarter ended March 31, 2004 compared to $7.4 million, or 20.0% of first quarter 2003 revenue, for the quarter ended March 31, 2003. Other operating expenses for owned and leased inpatient facilities were $8.8 million for the first quarter of 2004, or 10.1% of first quarter 2004 owned and leased inpatient facility revenue, compared to $2.3 million in the first quarter of 2003, or 8.8% of first quarter 2003 owned and leased inpatient facility revenue. On a same-facility basis, other operating expenses from owned and leased inpatient facilities were $2.3 million in the first quarter of 2004, or 8.3% of first quarter 2004 same-facility revenue from owned and leased inpatient facilities. Other operating expenses for inpatient management contracts were $5.3 million in the first quarter of 2004, or 25.1% of first quarter 2004 inpatient management contract revenue, compared to $4.7 million in the first quarter of 2003, or 42.9% of first quarter 2003 inpatient management contract revenue. On a same-facility basis, other operating expenses from inpatient management contracts were $4.3 million in the first quarter of 2004, or 43.0% of first quarter 2004 same-facility revenue from inpatient management contracts. Other operating expenses at our corporate office increased to $576,000 in the first quarter of 2004 from $378,000 in the first quarter of 2003.

     Depreciation and amortization. Depreciation and amortization expense was $2.1 million for the quarter ended March 31, 2004 compared to $667,000 for the quarter ended March 31, 2003, an increase of $1.4 million or 217.4%. This increase in depreciation and amortization expense is primarily the result of the acquisitions of the inpatient facilities from The Brown Schools in April 2003, Ramsay in June 2003, Alliance Health Center in November 2003 and Brentwood in March 2004.

     Interest expense. Interest expense was $4.5 million for the quarter ended March 31, 2004 compared to $1.4 million for the quarter ended March 31, 2003, an increase of $3.1 million or 221.4%. This increase is primarily attributable to the increase in our long-term debt from $39.2 million at March 31, 2003 to $191.9 million at March 31, 2004 due to our 10 5/8% senior subordinated note offering and the expansion of our senior credit facility.

     Other expenses. Other expenses totaled $6.4 million for the quarter ended March 31, 2004 compared to $499,000 for the quarter ended March 31, 2003. Other expenses for the first quarter of 2004 consisted of $6.4 million in loss on the refinancing of our long-term debt. Other expenses for the first quarter of 2003 consisted of $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants and the release of $461,000 in reserves related to our stockholder notes. The stock purchase “put” warrants related to the issuance of debt to The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) in 2002. Our requirement to mark these warrants to market ended, effective April 1, 2003, when the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash.

Liquidity and Capital Resources

     As of March 31, 2004, we had working capital of $52.5 million, including cash and cash equivalents of $34.2 million, compared to working capital of $66.9 million at December 31, 2003. The decrease in working capital is primarily due to the acquisition of Brentwood during the three months ended March 31, 2004, in which we used $29.8 million in cash and cash equivalents for the acquisition, offset by $17.0 million borrowed under our revolving line of credit.

     Cash provided by operating activities was $15.0 million for the three months ended March 31, 2004 compared to cash provided by operating activities of $1.1 million for the three months ended March 31, 2003. The increase in cash flows from operating activities was primarily due to cash generated from our acquisitions of the operations of Ramsay and the six inpatient facilities from The Brown Schools in 2003.

     Cash used in investing activities was $37.8 million for the three months ended March 31, 2004 compared to cash used in investing activities of approximately $800,000 for the three months ended March 31, 2003. Cash used in investing activities for the three months ended March 31, 2004 was the result of $29.8 million paid for the acquisition of Brentwood, $3.3 million used to make the final payment on a prior-year acquisition, $3.0 million used for capital expenditures and $1.5 million used for purchases of other assets. Cash used in investing activities for the three months ended March 31, 2003 was primarily the result of cash used for capital expenditures of approximately $630,000.

     Cash provided by financing activities was approximately $12.1 million for the three months ended March 31, 2004 compared to cash provided by financing activities of approximately $1.3 million for the three months ended March 31, 2003. Cash provided by financing activities for the three months ended March 31, 2004 was primarily the result of $17.0 million borrowed under our revolving line of credit to purchase Brentwood, offset by cash paid to exit our credit facility with CapSource of approximately $3.8 million. Cash provided by financing activities for the three months ended March 31, 2003 consisted of borrowings under our revolving line of credit.

     On January 6, 2004, we terminated our senior credit facility with CapSource and entered into a new credit agreement (the “Credit Agreement”) with Bank of America that provides for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. Our credit facility is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, our credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2004, the interest rate under the revolving line of credit was 3.625%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $50.0 million or the borrowing base (as defined in the Credit Agreement). As of March 31, 2004, we had $17.0 million of borrowings outstanding and $33.0 million available under the revolving line of credit. We must pay on a quarterly basis a commitment fee in the amount of 0.5% per annum on the unused portion of our revolving credit facility and a utilization fee in the amount of 0.25% per annum on the unused portion of revolving facility when borrowings under the revolving credit facility are less than $16.5 million. Such fees were approximately $65,000 for the three months ended March 31, 2004.

     Our revolving credit facility contains customary covenants which include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions, (2) various financial covenants and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of March 31, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

     On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%. On April 23, 2004, we entered into another interest rate swap agreement. This swap agreement effectively converts $30.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%.

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

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$191,801	$1,023	$17,714	$550	$172,514
Lease obligations	23,519	5,886	9,016	6,009	2,608

	$215,320	$6,909	$26,730	$6,559	$175,122

(1)	Long-term debt excludes capital lease obligations which have been included in lease obligations above.

     The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $170 million and $167 million as of March 31, 2004 and December 31, 2003, respectively. The carrying value of our other total long-term debt, including current maturities, of $41.8 million and $25.0 million at March 31, 2004 and December 31, 2003, respectively, approximated fair value. We had $37.0 million of variable rate debt outstanding at March 31, 2004, including our interest rate swap agreement. At the March 31, 2004 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease our net income and cash flows by approximately $200,000.

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

     The primary collection risk with regard to receivables due under our inpatient management contracts is attributable to contract disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

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

     Professional and General Liability

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For our inpatient facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3.0 million with an insured limit of $10.0 million. In December 2003, we increased the insured limit to $20.0 million. For the inpatient facilities acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $500,000 with an insured limit of $25.0 million. These policies include umbrella coverage of $20.0 million and $25.0 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. We plan to merge these plans in the near future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

     Income taxes

     As part of our process for preparing consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities that are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. If management determines that some or all of a deferred tax asset will more likely than not be realized, then a valuation allowance is recorded against the deferred tax asset. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of acquired entities. To the extent the valuation allowance can be reversed due to the estimated future taxable income of acquired entities, then our valuation allowance is reduced accordingly as an adjustment to purchase price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information required by this item is provided under Part I, Item 2 of this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital

Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Contractual Obligations.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief accounting officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to Psychiatric Solutions and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management, L.L.C., Brentwood, A Behavioral Health Company, L.L.C. and River Rouge, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.2	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management of MS, LLC, and Turner-Windham of Mississippi, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998 (the “1998 10-K)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric

Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K)).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

4.3	Contingent Value Rights Agreement, dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).

4.4	Stock Purchase Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.5	Registration Rights Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed January 22, 2003).

4.7	Indenture, dated as of June 30, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Reg. No. 333-107453) (the “2003 S-4”)).

4.8	Form of Notes (included in Exhibit 4.7).

4.9	Purchase Agreement, dated as of June 19, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.10	Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the 2003 S-4).

10.1*	Credit Agreement, dated as of January 6, 2004, among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the Lenders thereunder.

10.2*	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

     (b) Reports on Form 8-K

1.	On March 3, 2004, we filed a Report on Form 8-K, which reported the issuance of a press release announcing the completion of the acquisition of two freestanding psychiatric facilities from Brentwood Behavioral Health.

2.	On March 11, 2004, we furnished pursuant to Item 12 of Form 8-K, a copy of our press release announcing our operating results for the fourth quarter and year ended December 31, 2003.

     Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.

Dated: May 14, 2004	/s/ Jack E. Polson Jack E. Polson Chief Accounting Officer