Form 10-Q
period 2004-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2004-08-11
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

840 Crescent Centre Drive, Suite 460
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

     As of August 6, 2004, 14,648,484 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash	$12,133	$44,832
Accounts receivable, less allowance for doubtful accounts of $11,796 (unaudited) and $7,491, respectively	82,183	60,055
Prepaids and other	7,360	8,529

Total current assets	101,676	113,416
Property and equipment, net of accumulated depreciation	191,133	149,757
Cost in excess of net assets acquired, net	130,129	68,970
Contracts, net	2,626	2,850
Other assets	17,678	13,642

Total assets	$443,242	$348,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,998	$11,637
Salaries and benefits payable	20,697	13,642
Other accrued liabilities	21,816	20,168
Current portion of long-term debt	1,022	1,023

Total current liabilities	57,533	46,470
Long-term debt, less current portion	248,569	173,980
Deferred tax liability	9,727	6,762
Other liabilities	4,454	4,779

Total liabilities	320,283	231,991
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 2,273 and 4,545 shares outstanding at June 30, 2004 and December 31, 2003, respectively	12,619	25,316
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 14,547 and 11,937 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	145	119
Additional paid-in capital	105,859	91,423
Notes receivable from stockholders	(338)	(338)
Accumulated unrealized gains (losses)	(17)	(4)
Accumulated earnings	4,691	128

Total stockholders’ equity	110,340	91,328

Total liabilities and stockholders’ equity	$443,242	$348,635

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$120,509	$57,438	$228,094	$94,532
Salaries, wages and employee benefits	66,152	28,736	125,147	46,522
Professional fees	13,358	6,876	25,414	11,328
Supplies	7,684	2,993	14,625	4,683
Rentals and leases	2,155	534	3,938	782
Other operating expenses	13,405	9,965	26,267	17,124
Provision for bad debts	2,636	1,336	4,663	2,657
Depreciation and amortization	2,365	1,068	4,482	1,735
Interest expense, net	4,514	2,386	8,971	3,797
Loss on refinancing long-term debt	—	4,586	6,407	4,586
Change in valuation of put warrants	—	—	—	960
Change in reserve on stockholder notes	—	(84)	—	(545)

	112,269	58,396	219,914	93,629
Income (loss) before income taxes	8,240	(958)	8,180	903
Provision for (benefit from) income taxes	3,132	(364)	3,109	708

Net income (loss)	5,108	(594)	5,071	195
Accrued preferred stock dividends	185	177	508	177

Net income (loss) available to common stockholders	$4,923	$(771)	$4,563	$18

Earnings (loss) per common share:
Basic	$0.35	$(0.09)	$0.35	$0.00

Diluted	$0.29	$(0.09)	$0.29	$0.00

Shares used in computing per share amounts:
Basic	14,120	8,154	13,039	7,947
Diluted	17,376	8,154	17,301	8,420

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$5,071	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,482	1,735
Provision for doubtful accounts	4,663	2,657
Accretion of detachable warrants	—	149
Non-cash stock compensation expense	—	9
Amortization of loan costs	419	328
Loss on refinancing long-term debt	6,407	4,586
Change in deferred tax liability	2,965	500
Change in valuation of put warrants	—	960
Change in reserve on stockholder notes	—	(545)
Long-term interest accrued	—	124
Changes in operating assets and liabilities:
Accounts receivable	(9,265)	(10,299)
Prepaids and other assets	2,192	730
Accounts payable	(1,891)	1,511
Salaries and benefits payable	3,541	(500)
Accrued liabilities and other liabilities	(477)	2,016

Net cash provided by operating activities	18,107	4,156
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(112,194)	(93,874)
Capital purchases of property and equipment	(6,806)	(1,196)
Other assets	(2,368)	24

Net cash used in investing activities	(121,368)	(95,046)
Financing Activities:
Net principal borrowings on long-term debt	74,445	77,888
Refinancing of long-term debt	(3,844)	—
Payment of loan and issuance costs	(1,603)	(4,481)
Proceeds from issuance of series A convertible preferred stock	—	25,000
Proceeds from issuance of common stock	1,564	3

Net cash provided by financing activities	70,562	98,410
Net (decrease) increase in cash	(32,699)	7,520
Cash at beginning of the period	44,832	2,392

Cash at end of the period	$12,133	$9,912

Significant Non-cash Transactions:
Issuance of common stock upon conversion of convertible debt	$—	$4,588

Issuance of common stock upon exercise of warrants	$—	$2,979

Effect of Acquisitions:
Assets acquired, net of cash acquired	$119,657	$176,202
Liabilities assumed	(7,463)	(27,032)
Long-term debt issued	—	(55,296)

Cash paid for acquisitions, net of cash acquired	$112,194	$93,874

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

1. Recent Developments

On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral Health Group (“Alliance Behavioral”), a system of inpatient behavioral health care facilities with 144 beds located in Santa Teresa, New Mexico, for $13.0 million. Because the acquisition of Alliance Behavioral was completed at the close of business on June 30, 2004, it had no impact on our results of operations for the three and six months ended June 30, 2004.

On June 11, 2004, we completed the acquisition of substantially all the assets of Piedmont Behavioral Health Center LLC (“Piedmont”), a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.0 million.

On June 4, 2004, we amended and increased our revolving credit facility with Bank of America, N.A. (“Bank of America”) to $125 million from its previous level of $50 million. In addition to several of our current lenders increasing their commitment under our revolving credit facility, several new lenders agreed to provide lending commitments.

On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”) for $47.0 million. The four facilities, located in Summit, New Jersey; Ft. Lauderdale; Florida; Arlington, Texas; and Eden Prairie, Minnesota, have a total of 360 beds.

On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC (“Palmetto”), an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds.

On April 23, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $30.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 2% of net revenue for the six months ended June 30, 2004. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year of 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 25, 2004.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

3. Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of outstanding securities that, upon exercise or conversion, could share in our earnings. We have calculated our earnings per share in accordance with SFAS No. 128 for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) available to common stockholders	$4,923	$(771)	$4,563	$18
Add: Accrued dividends on series A convertible preferred stock	185	—	508	—

Earnings (loss) used in computing diluted earnings per common share	$5,108	$(771)	$5,071	$18
Denominator:
Weighted average shares outstanding for basic earnings per share	14,120	8,154	13,039	7,947
Effect of dilutive series A convertible preferred stock outstanding	2,700	—	3,714	—
Effects of dilutive stock options and warrants outstanding	556	—	548	473

Shares used in computing diluted earnings per common share	17,376	8,154	17,301	8,420

Earnings (loss) per common share, basic	$0.35	$(0.09)	$0.35	$0.00

Earnings (loss) per common share, diluted	$0.29	$(0.09)	$0.29	$0.00

The computation of diluted loss per share for the three months ended June 30, 2003 does not include accrued dividends on series A convertible preferred stock of $177,000, interest on convertible notes of $43,000, approximately 475,000 shares representing potentially dilutive increments of stock options and warrants outstanding, approximately 225,000 shares representing the weighted average of convertible debt outstanding during the period and approximately 2,572,000 shares representing the weighted average of series A convertible preferred stock outstanding during the period as the effects would have been anti-dilutive. The computation of diluted earnings per share for the six months ended June 30, 2003 does not include accrued dividends on series A convertible preferred stock of $177,000, interest on convertible notes of $124,000, approximately 323,000 shares representing the weighted average of convertible debt outstanding during the period and approximately 1,286,000 shares representing the weighted average of series A convertible preferred stock outstanding during the period as the effects would have been anti-dilutive.

4. Stock-Based Compensation

We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pursuant to APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We plan to adopt the fair-value method of accounting for stock options when required by accounting principles generally accepted in the United States.

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

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

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income available to common stockholders	$4,923	$(771)	$4,563	$18
Pro forma compensation expense from stock options	345	143	626	236

Pro forma net income available to common stockholders	$4,578	$(914)	$3,937	$(218)

Basic earnings (loss) per share, as reported	$0.35	$(0.09)	$0.35	$0.00

Diluted earnings (loss) per share, as reported	$0.29	$(0.09)	$0.29	$0.00

Basic pro forma earnings (loss) per share	$0.32	$(0.11)	$0.30	$(0.03)

Diluted pro forma earnings (loss) per share	$0.27	$(0.11)	$0.26	$(0.03)

5. Mergers and Acquisitions

Acquiring free-standing inpatient psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral, a system of inpatient behavioral health care facilities with 144 beds located in Santa Teresa, New Mexico, for $13.0 million. We paid for the acquisition of Alliance Behavioral with borrowings under our revolving credit facility.

On June 11, 2004, we completed the acquisition of Piedmont, a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.0 million. We paid for the acquisition of Piedmont with borrowings under our revolving credit facility.

On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland for $47.0 million. The four facilities, located in Summit, New Jersey; Ft. Lauderdale, Florida; Arlington, Texas; and Eden Prairie, Minnesota, have a total of 360 beds. We drew down $28.0 million on our revolving credit facility and paid for the remainder of the acquisition with cash on hand.

On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto, an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds. We paid for the acquisition of Palmetto with cash on hand.

On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for $29.8 million cash with an arn-out of up to $5.0 million contingent upon future financial results. We drew down $17.0 million on our revolving line of credit and paid for the remainder of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

the acquisition price with cash on hand. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

On December 16, 2003, we acquired the 50-bed Calvary Center located in Phoenix, Arizona for approximately $4.0 million. We paid $650,000 of the purchase price on the acquisition date with the balance paid in January 2004 with cash on hand.

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

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”) for $63.0 million in cash. The six facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the private placement of $12.5 million of our series A convertible preferred stock and an increase in funding under our then-existing senior credit facility.

The purchase price allocations for Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral are preliminary as of June 30, 2004, pending receipt of asset appraisals.

The following represents the unaudited pro forma results of consolidated operations as if the acquisitions of Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values and changes in interest expense resulting from changes in consolidated debt (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$134,341	$84,074	$272,722	$147,512
Net income available to common stockholders	$4,608	$5	$7,111	$2,323
Earnings per share, basic	$0.33	$0.00	$0.55	$0.29

Earnings per share, dilutive	$0.28	$0.00	$0.44	$0.26

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on our future results or trends. The pro forma information given includes a $6.4 million loss from refinancing long-term debt for the six months ended June 30, 2004, expense of $960,000 to revalue put warrants for the six months ended June 30, 2003 and income of $84,000 and $545,000 to release reserves on stockholder notes for the three and six months ended June 30, 2003.

6. Long-term debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior credit facility:
Revolving line of credit, entered into on January 6, 2004, expiring on January 6, 2007 and bearing weighted average interest of 3.8% at June 30, 2004	$75,000	$—
10 5/8% senior subordinated notes	150,000	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates from 5.65% to 5.95%	23,724	23,833
Subordinated seller notes with varying maturities	657	1,170
Other	210	—

	249,591	175,003
Less current portion	1,022	1,023

Long-term debt	$248,569	$173,980

Senior Credit Facility

On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement (the “Credit Agreement”) with Bank of America that provides for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On June 4, 2004, our credit agreement with Bank of America was amended and expanded to provide for a revolving credit facility of up to $125.0 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2004, the weighted average interest rate under the revolving line of credit was 3.8%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $125.0 million or the borrowing base (as defined in the Credit Agreement). As of June 30, 2004, we had $75.0 million of borrowings outstanding and $42.3 million immediately available under the revolving line of credit. We must pay on a quarterly basis a commitment fee in the amount of 0.5% per annum on the unused portion of our revolving credit facility and a utilization fee in the amount of 0.25% per annum on the unused portion of the revolving credit facility when borrowings under the revolving

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

credit facility are less than $41.3 million. Such fees were approximately $50,000 and $115,000 for the three and six months ended June 30, 2004, respectively.

Our revolving credit facility contains customary covenants which include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of June 30, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

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

Mortgage Loans

During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility with CapSource, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $23.8 million as of June 30, 2004.

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9%. The principal amount we owe on this note is $80,000 at June 30, 2004, which is due on April 1, 2005. Accrued interest is due and payable on the first day of each calendar quarter.

We issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At June 30, 2004, one note with a current principal balance of $577,000 remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the note contains cross-default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of June 30, 2004.

7. Mezzanine Equity and Stockholders’ Equity

We issued 4,545,454 shares of our series A convertible preferred stock during the quarter ended June 30, 2003. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

compounded quarterly, equal to 5% per share of the original share price through March 31, 2005. Thereafter, pay-in-kind dividends will compound quarterly at 7% per share of the original share price. Because we may be required to redeem the series A convertible preferred stock upon certain change of control events that may not be within our control, the series A convertible preferred stock has been classified outside of our permanent stockholders’ equity. During the quarter ended June 30, 2004, certain holders of our series A convertible preferred stock converted 2,272,727 shares of series A convertible preferred stock and related accrued dividends into 2,389,428 shares of our common stock.

As a part of the merger with PMR Corporation (“PMR”), we became the holder of promissory notes with certain stockholders of PMR. A certain provision of the stockholder notes allowed the stockholders to repay those notes with our common stock at the higher of a stated price or the market value of our common stock. As the stated price was higher than the market value at December 31, 2002, we recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of our common stock during the three and six months ended June 30, 2003, we released $84,000 and $545,000, respectively, of the reserve on the stockholder notes. At December 31, 2003, we did not maintain a reserve balance on our stockholder notes because the market value exceeded the stated price. The right to repay the stockholder notes with our common stock expired on December 31, 2003. The current outstanding balance of these notes is $338,000.

8. Income Taxes

The provision recorded for the three and six months ended June 30, 2004 reflects an effective tax rate of approximately 38%. The benefit/provision recorded for the three and six months ended June 30, 2003 reflects an effective tax rate of approximately 38% and 78%, respectively, due to the non-deductible nature of the change in valuation of the put warrants during 2003.

9. Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on characteristics of the services provided. As of June 30, 2004, the owned and leased facilities segment provides inpatient mental and behavioral health services in its 25 owned and 9 leased facilities in 19 states. As of June 30, 2004, the management contracts segment provides inpatient psychiatric management and development services to 41 behavioral health units in third party medical/surgical hospitals and clinics in 15 states and provides mental and behavioral health services to 10 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation, inter-segment expenses and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended June 30, 2004
Revenue	$100,072	$20,437	$—	$120,509
Adjusted EBITDA	$16,092	$2,479	$(3,452)	$15,119
Interest expense	4,567	(5)	(48)	4,514
Provision for income taxes	691	—	2,441	3,132
Depreciation and amortization	1,982	306	77	2,365
Inter-segment expenses	3,173	237	(3,410)	—

Net income (loss)	$5,679	$1,941	$(2,512)	$5,108

Segment assets	$379,309	$38,670	$25,263	$443,242

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended June 30, 2003
Revenue	$44,972	$12,466	$—	$57,438
Adjusted EBITDA	$6,466	$2,119	$(1,582)	$7,003
Interest expense	1,364	22	1,000	2,386
Benefit from income taxes	—	—	(364)	(364)
Depreciation and amortization	788	265	15	1,068
Inter-segment expenses	1,906	122	(2,028)	—
Stock compensation expense	—	—	5	5
Other expenses:
Loss on refinance of long-term debt	—	—	4,586	4,586
Change in reserve on stockholder notes	—	—	(84)	(84)

Total other expenses	—	—	4,502	4,502

Net income (loss)	$2,408	$1,710	$(4,712)	$(594)

Segment assets	$231,181	$34,390	$16,965	$282,536

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Six months ended June 30, 2004
Revenue	$186,515	$41,579	$—	$228,094
Adjusted EBITDA	$29,567	$4,850	$(6,377)	$28,040
Interest expense	8,125	(10)	856	8,971
Provision for income taxes	1,353	—	1,756	3,109
Depreciation and amortization	3,726	620	136	4,482
Inter-segment expenses	5,360	1,038	(6,398)	—
Other expenses:
Loss on refinance of long-term debt	—	—	6,407	6,407

Net income (loss)	$11,003	$3,202	$(9,134)	$5,071

Segment assets	$379,309	$38,670	$25,263	$443,242

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Six months ended June 30, 2003
Revenue	$71,050	$23,482	$—	$94,532
Adjusted EBITDA	$10,546	$3,958	$(3,059)	$11,445
Interest expense	2,270	103	1,424	3,797
Provision for income taxes	—	—	708	708
Depreciation and amortization	1,173	530	32	1,735
Inter-segment expenses	2,846	796	(3,642)	—
Stock compensation expense	—	—	9	9
Other expenses:
Loss on refinance of long-term debt	—	—	4,586	4,586
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	—	(545)	(545)

Total other expenses	—	—	5,001	5,001

Net income (loss)	$4,257	$2,529	$(6,591)	$195

Segment assets	$231,181	$34,390	$16,965	$282,536

Assets totaling approximately $85.1 million representing the unallocated purchase price of Ramsay at June 30, 2003 have been reclassified to our owned and leased facilities segment from corporate and other for the three and six months ended June 30, 2003.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 has not had a material effect on our results of operations or financial position.

11. Financial Information for Psychiatric Solutions and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidated financial information for us and our subsidiaries as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash	$—	$10,444	$1,689	$—	$12,133
Accounts receivable, net	—	82,183	—	—	82,183
Prepaids and other	—	6,746	614	—	7,360

Total current assets	—	99,373	2,303	—	101,676
Property and equipment, net of accumulated depreciation	—	168,686	30,645	(8,198)	191,133
Cost in excess of net assets acquired	—	130,129	—	—	130,129
Contracts, net	—	2,626	—	—	2,626
Investment in subsidiaries	80,485	—	—	(80,485)	—
Other assets	6,099	7,270	4,309	—	17,678

Total assets	$86,584	$408,084	$37,257	$(88,683)	$443,242

Current Liabilities:
Accounts payable	$—	$13,998	$—	$—	$13,998
Salaries and benefits payable	—	20,697	—	—	20,697
Other accrued liabilities	2,426	19,266	1,090	(966)	21,816
Current portion of long-term debt	—	794	228	—	1,022

Total current liabilities	2,426	54,755	1,318	(966)	57,533
Long-term debt, less current portion	—	225,073	23,496	—	248,569
Deferred tax liability	—	9,727	—	—	9,727
Other liabilities	3,474	14	—	966	4,454

Total liabilities	5,900	289,570	24,813	—	320,283
Series A convertible preferred stock	12,619	—	—	—	12,619
Stockholders’ equity:
Total stockholders’ equity	68,065	118,514	12,444	(88,683)	110,340

Total liabilities and stockholders’ equity	$86,584	$408,084	$37,257	$(88,683)	$443,242

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

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

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$120,509	$969	$(969)	$120,509
Salaries, wages and employee benefits	—	66,152	—	—	66,152
Professional fees	—	13,324	34	—	13,358
Supplies	—	7,684	—	—	7,684
Rentals and leases	—	2,155	—	—	2,155
Other operating expenses	444	13,932	(2)	(969)	13,405
Provision for bad debts	—	2,636	—	—	2,636
Depreciation and amortization	—	2,121	244	—	2,365
Interest expense	4,136	—	378	—	4,514

	4,580	108,004	654	(969)	112,269
(Loss) income before income taxes	(4,580)	12,505	315	—	8,240
Benefit from income taxes	(1,740)	4,872	—	—	3,132

Net (loss) income	(2,840)	7,633	315	—	5,108
Accrued preferred stock dividends	185	—	—	—	185

Net (loss) income available to common shareholders	$3,025)	$7,633	$315	$—	$4,923

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2003
(Unaudited, dollars in thousands)

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

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$228,094	$1,860	$(1,860)	$228,094
Salaries, wages and employee benefits	—	125,147	—	—	125,147
Professional fees	—	25,379	35	—	25,414
Supplies	—	14,625	—	—	14,625
Rentals and leases	—	3,938	—	—	3,938
Other operating expenses	2,913	25,216	(2)	(1,860)	26,267
Provision for bad debts	—	4,663	—	—	4,663
Depreciation and amortization	—	3,997	485	—	4,482
Interest expense	8,222	—	749	—	8,971
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	17,542	202,965	1,267	(1,860)	219,914
(Loss) income before income taxes	(17,542)	25,129	593	—	8,180
Benefit from income taxes	(6,666)	9,550	225	—	3,109

Net (loss) income	(10,876)	15,579	368	—	5,071
Accrued preferred stock dividends	508	—	—	—	508

Net (loss) income available to common shareholders	$(11,384)	$15,579	$368	$—	$4,563

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$93,587	$945	$—	$94,532
Salaries, wages and employee benefits	—	46,522	—	—	46,522
Professional fees	—	11,292	36	—	11,328
Supplies	—	4,683	—	—	4,683
Rentals and leases	—	782	—	—	782
Other operating expenses	571	16,049	504	—	17,124
Provision for bad debts	—	2,657	—	—	2,657
Equity in earnings of subsidiaries	—	—	—	—
Depreciation and amortization	—	1,560	175	—	1,735
Interest expense	3,453	124	220	—	3,797
Loss on refinancing of long-term debt	4,586	—	—	—	4,586
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	9,025	83,669	935	—	93,629
(Loss) income before income taxes	(9,025)	9,918	10	—	903
(Benefit from) provision for income taxes	(3,064)	3,768	4	—	708

Net (loss) income	(5,961)	6,150	6	—	195
Accrued preferred stock dividends	177	—	—	—	177

Net (loss) income available to common shareholders	$(6,138)	$6,150	$6	$—	$18

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(10,876)	$15,579	$368	$—	$5,071
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization	—	3,997	485	—	4,482
Provision for doubtful accounts	—	4,663	—	—	4,663
Amortization of loan costs	410	—	9	—	419
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in deferred tax liability	—	2,965	—	—	2,965
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,265)	—	—	(9,265)
Prepaids and other current assets	—	1,597	595	—	2,192
Accounts payable	—	(1,891)	—	—	(1,891)
Accrued liabilities and other liabilities	47	3,018	(1)	—	3,064

Net cash (used in) provided by operating activities	(4,012)	20,663	1,456	—	18,107
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(112,194)	—	—	—	(112,194)
Capital purchases of property and equipment	—	(6,806)	—	—	(6,806)
Other assets	—	(2,724)	356	—	(2,368)

Net used in investing activities	(112,194)	(9,530)	356	—	(121,368)
Financing Activities:
Net principal borrowings on long-term debt	74,554	—	(109)	—	74,445
Net transfers to and from members	45,535	(44,023)	(1,512)	—	—
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Payment of loan and issuance costs	(1,603)	—	—	—	(1,603)
Proceeds from issuance of common stock	1,564	—	—	—	1,564

Net cash provided by (used in) financing activities	116,206	(44,023)	(1,621)	—	70,562
Net (decrease) increase in cash	—	(32,890)	191	—	(32,699)
Cash at beginning of year	—	43,334	1,498	—	44,832

Cash at end of year	$—	$10,444	$1,689	$—	$12,133

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(5,961)	$6,150	$6	$—	$195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,560	175	—	1,735
Provision for doubtful accounts	—	2,657	—	—	2,657
Accretion of detachable warrants	149	—	—	—	149
Non-cash stock compensation expense	—	9	—	—	9
Amortization of loan costs	328	—	—	—	328
Loss on refinancing long-term debt	4,586	—	—	—	4,586
Change in deferred tax liability	—	500	—	—	500
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(545)	—	—	—	(545)
Long-term interest accrued	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(10,299)	—	—	(10,299)
Prepaids and other current assets	—	1,244	(514)	—	730
Accounts payable	—	1,511		—	1,511
Accrued liabilities and other liabilities	(4,074)	5,230	360	—	1,516

Net cash (used in) provided by continuing operating activities	(4,557)	8,686	27	—	4,156
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(93,874)	—	—	—	(93,874)
Capital purchases of property and equipment	—	(1,196)	—	—	(1,196)
Other assets	—	24	—	—	24

Net used in investing activities	(93,874)	(1,172)	—	—	(95,046)
Financing Activities:
Net principal borrowings on long-term debt	77,909	—	(21)	—	77,888
Payment of loan and issuance costs	(4,481)	—	—	—	(4,481)
Proceeds from issuance of series A convertible preferred stock	25,000	—	—	—	25,000
Proceeds from issuance of common stock	3	—	—	—	3

Net cash provided by (used in) financing activities	98,431	—	(21)	—	98,410
Net increase in cash	—	7,514	6	—	7,520
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of year	$—	$8,689	$1,223	$—	$9,912

12. Subsequent Event

On July 16, 2004, The 1818 Mezzanine Fund II, L.P. converted 90,909 shares of our series A convertible preferred stock plus related accrued pay-in-kind dividends into 95,912 shares of our common stock.

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

Overview

          During the quarter ended June 30, 2004, we continued with our goals of making accretive acquisitions, expanding revenues and reducing expenses in our existing inpatient behavioral health care operations. On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral Health Group (“Alliance Behavioral”), a system of inpatient behavioral health care facilities with 144 beds located near El Paso, Texas, for $13.0 million. On June 11, 2004, we completed the acquisition of substantially all the assets of Piedmont Behavioral Health Center LLC (“Piedmont”), a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.0 million. On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”) for $47.0 million. The four facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas; and Eden Prairie, Minnesota, have a total of 360 beds. On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC, (“Palmetto”) an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds. Through the acquisitions of Palmetto, Heartland, Piedmont and Alliance Behavioral, we increased our inpatient facility operations to 34 facilities and approximately 4,000 beds at June 30, 2004.

          On April 23, 2004, we entered into an interest rate swap agreement to take advantage of lower effective interest rates. The swap agreement effectively converts $30.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%. On June 4, 2004, we amended and increased our revolving credit facility with Bank of America, N.A. (“Bank of America”) to $125 million from its previous level of $50 million.

          We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply and other costs through group purchasing. During the quarter ended June 30, 2004, we increased same-facility revenue from owned and leased inpatient facilities by approximately 9.6%. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 3.2% and 3.1%, respectively, for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. We owned 11 inpatient facilities throughout the quarter ended June 30, 2003. During the six months ended June 30, 2004, we increased revenue from owned and leased inpatient facilities by approximately 8.7% through same-facility growth. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 4.5% and 3.6%, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. We owned 5 inpatient facilities throughout the quarter ended March 30, 2003, and increased this number to 11 with the purchase of 6 inpatient facilities from The Brown Schools, Inc. (“The Brown Schools”) in April 2003.

Recent Acquisitions

          On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral, a system of inpatient behavioral health care facilities with 144 beds located near El Paso, Texas, for $13.0 million.

          On June 11, 2004 we completed the acquisition of substantially all the assets of Piedmont, a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.0 million.

          On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland for $47.0 million. The four facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds.

          On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto, an operator of two inpatient behavioral health care facilities, for approximately $6.0 million. The two facilities, located in Charleston and Florence, South Carolina, have 161 beds.

          On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health for $29.8 million cash with an earn-out of up to $5.0 million contingent upon future financial results. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

          On December 16, 2003, we acquired the 50-bed Calvary Center located in Phoenix, Arizona for approximately $4.0 million. We paid $650,000 of the purchase price on the acquisition date with the balance paid in January 2004.

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

          In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schoolsfor $63.0 million in cash. The six facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults.

          Acquiring inpatient behavioral health care facilities is a key part of our business strategy. Because we have grown through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

Sources of Revenue

          Patient Service Revenue

          Patient service revenue is generated by our inpatient facilities as a result of services provided to patients within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the six months ended June 30, 2004, patient service revenue comprised approximately 81.8% of our total revenue.

          Management Fee Revenue

          Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from third party medical/surgical hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the six months ended June 30, 2004, management contract revenue comprised approximately 18.2% of our total revenue.

Seasonality of Services

          Our inpatient behavioral health care facilities typically experience lower patient volumes and revenue during the beginning of the first quarter, the end of the second quarter, the beginning of the third quarter and the end of the fourth quarter. Because a high proportion of patients served by our inpatient behavioral health care facilities are children and adolescents, this seasonality corresponds to periods that school is out of session. We believe that, for a variety of reasons, children and adolescent patients are less likely to be admitted during the summer months and the year-end holidays.

Results of Operations

          The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$120,509	100.0%	$57,438	100.0%	$228,094	100.0%	$94,532	100.0%
Salaries, wages, and employee benefits	66,152	54.9%	28,736	50.0%	125,147	54.9%	46,522	49.2%
Professional fees	13,358	11.1%	6,876	12.0%	25,414	11.1%	11,328	12.0%
Supplies	7,684	6.4%	2,993	5.2%	14,625	6.4%	4,683	5.0%
Provision for bad debts	2,636	2.2%	1,336	2.3%	4,663	2.1%	2,657	2.8%
Other operating expenses	15,560	12.9%	10,499	18.3%	30,205	13.2%	17,906	18.9%
Depreciation and amortization	2,365	2.0%	1,068	1.9%	4,482	2.0%	1,735	1.8%
Interest expense, net	4,514	3.7%	2,386	4.1%	8,971	3.9%	3,797	4.0%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	4,586	8.0%	6,407	2.8%	4,586	4.9%
Change in valuation of put warrants	—	0.0%	—	0.0%	—	0.0%	960	1.0%
Change in reserve on stockholder notes	—	0.0%	(84)	-0.1%	—	0.0%	(545)	-0.6%

Total other expenses	—	0.0%	4,502	7.9%	6,407	2.8%	5,001	5.3%

Income (loss) before income taxes	8,240	6.8%	(958)	-1.7%	8,180	3.6%	903	1.0%
Provision (benefit from) for income taxes	3,132	2.6%	(364)	0.7%	3,109	1.4%	708	0.8%

Net income (loss)	$5,108	4.2%	$(594)	-1.0%	$5,071	2.2%	$195	0.2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Consolidated:
Revenue	120,509	57,438	109.8%	228,094	94,532	141.3%
Number of facilities at period end	34	11	209.1%	34	11	209.1%
Admissions	11,819	5,755	105.4%	22,050	10,099	118.3%
Patient days	241,121	98,504	144.8%	452,684	144,289	213.7%
Same-facility (1):
Revenue	49,273	44,972	9.6%	77,243	71,049	8.7%
Number of facilities at period end	11	11	0.0%	11	11	0.0%
Admissions	5,938	5,755	3.2%	10,557	10,099	4.5%
Patient days	101,558	98,504	3.1%	149,420	144,289	3.6%

(1)	Includes revenue and statistics from owned and leased inpatient facility segment. For the three and six months ended June 30, 2004, excludes revenue and statistics for Ramsay purchased in June 2003, Alliance Health Center purchased in November 2003, Calvary Center purchased in December 2003, the facilities purchased from Brentwood in March 2004, Palmetto purchased in May 2004, facilities purchased from Heartland in June 2004, Piedmont purchased in June 2004 and Alliance Behavioral purchased in June 2004. Also for the six months ended June 30, 2004, excludes revenue and statistics during the first quarter of 2004 for the facilities purchased from The Brown Schools in April 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

          Revenue. Revenue from operations was $120.5 million for the quarter ended June 30, 2004 compared to $57.4 million for the quarter ended June 30, 2003, an increase of $63.1 million or 109.8%. Revenue from owned and leased inpatient facilities accounted for $100.1 million of the second quarter 2004 results compared to $45.0 million of the second quarter 2003 results, an increase of $55.1 million or 122.4%. The increase in revenues from owned and leased inpatient facilities relates primarily to revenues of $30.7 million in the second quarter of 2004 for the owned and leased inpatient facilities acquired from Ramsay on June 30, 2003 and $20.1 million for other acquisitions that occurred during 2003 and 2004. The remaining $4.3 million of the increase in revenues from owned and leased inpatient facilities is primarily attributable to growth in admissions and patient days of 3.2% and 3.1%, respectively, on a same-facility basis. Revenue from inpatient management contracts accounted for $20.4 million of the second quarter 2004 results compared to $12.5 million of the second quarter 2003 results, an increase of $7.9 million or 63.2%. The increase in revenues from inpatient management contracts relates primarily to revenues of $10.4 million in the second quarter of 2004 from inpatient management contracts acquired from Ramsay in June 2003.

          Salaries, wages, and employee benefits. Salaries, wages and benefits expense was $66.2 million, or 54.9% of revenue, for the quarter ended June 30, 2004 compared to $28.7 million, or 50.0% of revenue, for the quarter ended June 30, 2003. Salaries, wages and benefits expense from owned and leased inpatient facilities was $54.0 million in the second quarter of 2004, or 53.9% of second quarter 2004 revenue from owned and leased inpatient facilities, compared to $24.8 million in the second quarter of 2003, or 55.1% of second quarter 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, salaries, wages and benefits expense from owned and leased inpatient facilities was $25.4 million in the second quarter of 2004, or 51.6% of second quarter 2004 same-facility revenue from owned and leased inpatient facilities. This decrease in salaries, wages and benefits expense from owned and leased inpatient facilities as a percentage of revenue from owned and leased inpatient facilities, on a same-facility basis, relates to efforts within our owned and leased inpatient facilities to maintain staffing levels on higher volumes. Salaries, wages and benefits expense from inpatient management contracts was $10.2 million in the second quarter of 2004, or 50.0% of second quarter 2004 revenue from inpatient management contracts, compared to $3.2 million in the second quarter of 2003, or 25.6% of second quarter 2003 revenue from inpatient management contracts. The overall increase in salaries, wages and benefits expense from inpatient management contracts as a percent of inpatient revenue from inpatient management contracts is the result of the assumption of 10 inpatient managed facilities from Ramsay. On a same-facility basis, salaries, wages and benefits expense from inpatient management contracts was $2.8 million in the second quarter of 2004, or 28.3% of second quarter 2004 same-facility revenue from inpatient management contracts. This increase in salaries, wages and benefits expense from inpatient management contracts as a percentage of revenue from inpatient management contracts, on a same-facility basis, is the result of the reclassification in 2004 of certain other operating expenses to offset certain revenues from our contract to provide case management services in and around Nashville, Tennessee. Salaries, wages and benefits expense for our corporate office was $2.0 million for the second quarter of 2004 compared to $766,000 for the second quarter of 2003 as the result of the addition of staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

          Professional fees. Professional fees were $13.4 million, or 11.1% of revenue, for the quarter ended June 30, 2004 compared to $6.9 million, or 12.0% of revenue, for the quarter ended June 30, 2003. Professional fees from owned and leased inpatient facilities were $11.2 million in the second quarter of 2004, or 11.2% of second quarter 2004 revenue from owned and leased inpatient facilities, compared to $5.5 million in the second quarter of 2003, or 12.2% of second quarter 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, professional fees from owned and leased inpatient facilities were $5.7 million in the second quarter of 2004, or 11.6% of second quarter 2004 same-facility revenue from owned and leased inpatient facilities. Professional fees from inpatient management contracts were $1.5 million in the second quarter of 2004, or 7.4% of second quarter 2004 revenue from inpatient management contracts, compared to $926,000 in the second quarter of 2003, or 7.4% of second quarter 2003 revenue from inpatient management contracts. Professional fees for our corporate office were $723,000 in the second quarter of 2004 compared to $470,000 in the second quarter of 2003.

          Supplies. Supplies expense was $7.7 million, or 6.4% of revenue, for the quarter ended June 30, 2004 compared to $3.0 million, or 5.2% of revenue, for the quarter ended June 30, 2003. Supplies expense from owned and leased inpatient facilities was $6.8 million in the second quarter of 2004, or 6.8% of second quarter 2004 revenue from owned and leased inpatient facilities, compared to $3.0 million in the second quarter of 2003, or 6.7% of second quarter 2003 revenue from owned and leased inpatient facilities. Same-facility supplies expense from owned and leased inpatient facilities was $3.4 million in the second quarter of 2004, or 6.9% of second quarter 2004 same-facility revenue from owned and leased inpatient facilities. Supplies expense from inpatient management contracts was approximately $823,000 in the second quarter of 2004, or 4.0% of second quarter 2004 revenue from inpatient management contracts, compared to $8,000 in the second quarter of 2003, or less than 1% of second quarter 2003 revenue from inpatient management contracts. Supplies expense at owned and leased inpatient facilities has historically comprised the majority of our total supplies expense; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of ten inpatient managed facilities from Ramsay. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

          Provision for bad debts. The provision for bad debts was $2.6 million, or 2.2% of revenue, for the quarter ended June 30, 2004 compared to $1.3 million, or 2.3% of revenue, for the quarter ended June 30, 2003. The provision for bad debts at owned and leased inpatient facilities was $2.6 million in the second quarter of 2004, or 2.6% of second quarter 2004 owned and leased inpatient facility revenue, compared to $1.1 million in the second quarter of 2003, or 2.5% of second quarter 2003 owned and leased inpatient facility revenue. Historically, the provision for bad debts from inpatient management contracts has amounted to less than 1.0% of our revenue from inpatient management contracts.

          Other operating expenses. Other operating expenses were approximately $15.6 million, or 12.9% of revenue, for the quarter ended June 30, 2004 compared to $10.5 million, or 18.3% of revenue, for the quarter ended June 30, 2003. Other operating expenses for owned and leased inpatient facilities were $9.4 million for the second quarter of 2004, or 9.4% of second quarter 2004 owned and leased inpatient facility revenue, compared to $4.2 million in the second quarter of 2003, or 9.3% of second quarter 2003 owned and leased inpatient facility revenue. On a same-facility basis, other operating expenses from owned and leased inpatient facilities were $3.8 million in the second quarter of 2004, or 7.7% of second quarter 2004 same-facility revenue from owned and leased inpatient facilities. This decrease in other operating expenses from owned and leased inpatient facilities as a percentage of revenues from owned and leased inpatient facilities, on a same-facility basis, was due to efforts to lower or maintain other operating expenses on higher volumes. Other operating expenses for inpatient management contracts were $5.4 million in the second quarter of 2004, or 26.5% of second quarter 2004 inpatient management contract revenue, compared to $6.0 million in the second quarter of 2003, or 48.2% of second quarter 2003 inpatient management contract revenue. On a same-facility basis, other operating expenses from inpatient management contracts were $4.2 million in the second quarter of 2004, or 42.4% of second quarter 2004 same-facility revenue from inpatient management contracts. Other operating expenses at our corporate office increased to $731,000 in the second quarter of 2004 from $330,000 in the second quarter of 2003.

          Depreciation and amortization. Depreciation and amortization expense was $2.4 million for the quarter ended June 30, 2004 compared to $1.1 million for the quarter ended June 30, 2003, an increase of $1.3 million or 118.2%. This increase in depreciation and amortization expense is primarily the result of the acquisitions of the inpatient facilities from Ramsay in June 2003, Alliance Health Center in November 2003 and Brentwood in March 2004.

          Interest expense. Interest expense was $4.5 million for the quarter ended June 30, 2004 compared to $2.4 million for the quarter ended June 30, 2003, an increase of $2.1 million or 87.5%. This increase is primarily attributable to the increase in our long-term debt from $173.3 million at June 30, 2003 to $249.6 million at June 30, 2004. The increase in long-term debt at June 30, 2004 was due to the expansion of and borrowings on our senior credit facility.

          Other expenses. We had no other expenses for the quarter ended June 30, 2004. Other expenses totaled $4.5 million for the quarter ended June 30, 2003. Other expenses for the second quarter of 2003 consisted of $4.6 million in loss on the refinancing of our long-term debt and a gain of $84,000 for the change in our reserve on stockholder notes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

          Revenue. Revenue from operations was $228.1 million for the six months ended June 30, 2004 compared to $94.5 million for the six months ended June 30, 2003, an increase of $133.6 million or 141.4%. Revenue from owned and leased inpatient facilities accounted for $186.5 million of the year to date 2004 results compared to $71.0 million of the year to date 2003 results, an increase of $115.5 million or 162.7%. The increase in revenues from owned and leased inpatient facilities relates primarily to revenues of $61.8 million in the six months ended June 30, 2004 for the owned and leased inpatient facilities acquired from Ramsay on June 30, 2003, revenues of $21.2 million from the facilities acquired from The Brown Schools in April 2003 and $26.3 million for other acquisitions that occurred during 2003 and 2004. The remainder of the $6.2 million increase in revenues from owned and leased inpatient facilities is primarily attributable to growth in admissions and patient days of 4.5% and 3.6%, respectively, on a same-facility basis. Revenue from inpatient management contracts accounted for $41.6 million of the year to date 2004 results compared to $23.5 million of the year to date 2003 results, an increase of $18.1 million or 77.0%. The increase in revenues from inpatient management contracts relates primarily to revenues of $21.4 million in the six months ended June 30, 2004 from inpatient managed facilities acquired from Ramsay in June 2003.

          Salaries, wages, and employee benefits. Salaries, wages and employee benefits expense was $125.1 million, or 54.9% of revenue, for the six months ended June 30, 2004 compared to $46.5 million, or 49.2% of revenue, for the six months ended June 30, 2003. Salaries, wages and employee benefits expense from owned and leased inpatient facilities was $100.4 million in the six months ended June 30, 2004, or 53.8% of year to date 2004 revenue from owned and leased inpatient facilities, compared to $38.5 million in the six months ended June 30, 2003, or 54.2% of year to date 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, salaries, wages and employee benefits expense from owned and leased inpatient facilities was $39.8 million in the six months ended June 30, 2004, or 51.5% of year to date 2004 same-facility revenue from owned and leased inpatient facilities. This decrease in salaries, wages and employee benefits expense from owned and leased inpatient facilities as a percentage of revenue from owned and leased inpatient facilities, on a same-facility basis, relates to efforts within our owned and leased inpatient facilities to maintain staffing levels on higher volumes. Salaries, wages and employee benefits expense from inpatient management contracts was $21.1 million in the six months ended June 30, 2004, or 50.7% of year to date 2004 revenue from inpatient management contracts, compared to $6.6 million in the six months ended June 30, 2003, or 28.1% of year to date 2003 revenue from inpatient management contracts. The overall increase in salaries, wages and benefits expense from inpatient management contracts as a percent of inpatient revenue from inpatient management contracts is the result of the assumption of 10 inpatient managed facilities from Ramsay. On a same-facility basis, salaries, wages and employee benefits expense from inpatient management contracts was $5.7 million in the six months ended June 30, 2004, or 28.8% of year to date 2004 same-facility revenue from inpatient management contracts. Salaries, wages and employee benefits expense for our corporate office was $3.7 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2003 as the result of the addition of staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

          Professional fees. Professional fees were $25.4 million, or 11.1% of revenue, for the six months ended June 30, 2004 compared to $11.3 million, or 12.0% of revenue, for the six months ended June 30, 2003. Professional fees from owned and leased inpatient facilities were $21.1 million in the six months ended June 30, 2004, or 11.3% of year to date 2004 revenue from owned and leased inpatient facilities, compared to $8.6 million in the six months ended June 30, 2003, or 12.2% of year to date 2003 revenue from owned and leased inpatient facilities. On a same-facility basis, professional fees from owned and leased inpatient facilities were $9.1 million in the six months ended June 30, 2004, or 11.7% of year to date 2004 same-facility revenue from owned and leased inpatient facilities. Professional fees from inpatient management contracts were $3.1 million in the six months ended June 30, 2004, or 7.4% of year to date 2004 revenue from inpatient management contracts, compared to $1.8 million in the six months ended June 30, 2003, or 7.7% of year to date 2003 revenue from inpatient management contracts. Professional fees for our corporate office were $1.2 million in the six months ended June 30, 2004 compared to $887,000 in the six months ended June 30, 2003.

          Supplies. Supplies expense was $14.6 million, or 6.4% of revenue, for the six months ended June 30, 2004 compared to $4.7 million, or 5.0% of revenue, for the six months ended June 30, 2003. Supplies expense from owned and leased inpatient facilities was $12.9 million in the six months ended June 30, 2004, or 6.9% of year to date 2004 revenue from owned and leased inpatient facilities, compared to $4.6 million in the six months ended June 30, 2003, or 6.5% of year to date 2003 revenue from owned and leased inpatient facilities. Same-facility supplies expense from owned and leased inpatient facilities was $5.2 million in the six months ended June 30, 2004, or 6.7% of year to date 2004 same-facility revenue from owned and leased inpatient facilities. Supplies expense from inpatient management contracts was approximately $1.7 million in the six months ended June 30, 2004, or 4.1% of year to date 2004 revenue from inpatient management contracts, compared to $19,000 in the six months ended June 30, 2003, or less than 1% of year to date 2003 revenue from inpatient management contracts. Supplies expense at owned and leased inpatient facilities has historically comprised the majority of our total supplies expense; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of ten inpatient managed facilities from Ramsay. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

          Provision for bad debts. The provision for bad debts was $4.7 million, or 2.1% of revenue, for the six months ended June 30, 2004 compared to $2.7 million, or 2.8% of revenue, for the six months ended June 30, 2003. The provision for bad debts at owned and leased inpatient facilities was $4.5 million in the six months ended June 30, 2004, or 2.4% of year to date 2004 owned and leased inpatient facility revenue, compared to $2.3 million in the six months ended June 30, 2003, or 3.2 % of year to date 2003 owned and leased inpatient facility revenue. This reduction in provision for bad debts from owned and leased inpatient facilities as a percentage of owned and leased inpatient facility revenue was driven by the acquisition of inpatient facilities from The Brown Schools and Ramsay, which have fewer self-pay accounts. Historically, the provision for bad debts from inpatient management contracts has amounted to less than 1.0% of our revenue from inpatient management contracts.

          Other operating expenses. Other operating expenses were approximately $30.2 million, or 13.2% of revenue, for the six months ended June 30, 2004 compared to $17.9 million, or 18.9% of revenue, for the six months ended June 30, 2003. Other operating expenses for owned and leased inpatient facilities were $18.0 million for the six months ended June 30, 2004, or 9.7% of year to date 2004 owned and leased inpatient facility revenue, compared to $6.5 million in the six months ended June 30, 2003, or 9.1% of year to date 2003 owned and leased inpatient facility revenue. On a same-facility basis, other operating expenses from owned and leased inpatient facilities were $6.1 million in the six months ended June 30, 2004, or 7.9% of year to date 2004 same-facility revenue from owned and leased inpatient facilities. Other operating expenses for inpatient management contracts were $10.8 million in the six months ended June 30, 2004, or 26.0% of year to date 2004 inpatient management contract revenue, compared to $10.7 million in the six months ended June 30, 2003, or 45.7% of year to date 2003 inpatient management contract revenue. On a same-facility basis, other operating expenses from inpatient management contracts were $8.5 million in the six months ended June 30, 2004, or 42.9% of year to date 2004 same-facility revenue from inpatient management contracts. Other operating expenses at our corporate office increased to $1.4 million in the six months ended June 30, 2004 from $707,000 in the six months ended June 30, 2003 as the result of the costs necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

          Depreciation and amortization. Depreciation and amortization expense was $4.5 million for the six months ended June 30, 2004 compared to $1.7 million for the six months ended June 30, 2003, an increase of $2.8 million or 164.7%. This increase in depreciation and amortization expense is primarily the result of the acquisitions of the inpatient facilities from The Brown Schools in April 2003, Ramsay in June 2003, Alliance Health Center in November 2003 and Brentwood in March 2004.

          Interest expense. Interest expense was $9.0 million for the six months ended June 30, 2004 compared to $3.8 million for the six months ended June 30, 2003, an increase of $5.2 million or 136.8%. This increase is primarily attributable to the increase in our long-term debt from $173.3 million at June 30, 2003 to $249.6 million at June 30, 2004 as a result of the expansion of and borrowings on our senior credit facility.

          Other expenses. Other expenses totaled $6.4 million for the six months ended June 30, 2004 compared to $5.0 million for the six months ended June 30, 2003. Other expenses for the six months ended June 30, 2004 consisted of $6.4 million in loss on the refinancing of our long-term debt. Other expenses for the six months ended June 30, 2003 consisted of $4.6 million in loss on the refinancing of our long-term debt, expense of $960,000 to recognize the change in fair value of stock purchase “put” warrants and a gain of $545,000 for the change in our reserve on stockholder notes. The stock purchase “put” warrants related to the issuance of debt to The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) in 2002. Our requirement to mark these warrants to market ended, effective April 1, 2003, when the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash.

Liquidity and Capital Resources

          As of June 30, 2004, we had working capital of $44.1 million, including cash and cash equivalents of $12.1 million, compared to working capital of $66.9 million at December 31, 2003. The decrease in working capital is primarily due to the acquisitions of Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral during the six months ended June 30, 2004, for which we used $112.2 million in cash and cash equivalents for the acquisitions, offset by borrowings of $75.0 million under our revolving line of credit with Bank of America and the addition of $11.3 million in working capital from the acquired companies.

          Cash provided by operating activities was $18.1 million for the six months ended June 30, 2004 compared to cash provided by operating activities of $4.2 million for the six months ended June 30, 2003. The increase in cash flows from operating activities was primarily due to cash generated from the inpatient facilities acquired and inpatient management contracts assumed through the acquisitions that occurred subsequent to the second quarter of 2003.

          Cash used in investing activities was $121.4 million for the six months ended June 30, 2004 compared to cash used in investing activities of approximately $95.0 million for the six months ended June 30, 2003. Cash used in investing activities for the six months ended June 30, 2004 was primarily the result of $30.9 million paid for the acquisition of Brentwood, $48.1 million paid for the acquisition of Heartland and $33.2 million paid for other acquisitions during the six months ended June 30, 2004. We also used $6.8 million for capital expenditures and $2.4 million for purchases of other assets during the six months ended June 30, 2004. Cash used in investing activities for the six months ended June 30, 2003 was primarily the result of cash paid for the purchase of The Brown Schools’ facilities and Ramsay.

          Cash provided by financing activities was approximately $70.6 million for the six months ended June 30, 2004 compared to cash provided by financing activities of approximately $98.4 million for the six months ended June 30, 2003. Cash provided by financing activities for the six months ended June 30, 2004 was primarily the result of $75.0 million borrowed under our revolving line of credit to purchase Brentwood, Heartland, Piedmont and Alliance Behavioral, offset by cash paid to exit our credit facility with CapitalSource Finance LLC (“CapSource”) of approximately $3.8 million. Cash provided by financing activities for the six months ended June 30, 2003 consisted primarily of the issuance of $150 million in senior subordinated 10 5/8% notes and $25.0 million of series A convertible preferred stock, offset by the purchase of the facilities from The Brown Schools paid directly by our former lender.

          On January 6, 2004, we terminated our senior credit facility with CapSource and entered into a new credit agreement (the “Credit Agreement”) with Bank of America that provides for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On June 4, 2004, our credit agreement with Bank of America was amended and expanded to provide for a revolving credit facility of up to $125.0 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, our credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2004, the weighted average interest rate under the revolving line of credit was 3.8%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $125.0 million or the borrowing base (as defined in the Credit Agreement). As of June 30, 2004, we had $75.0 million of borrowings outstanding and $42.3 million immediately available under the revolving line of credit. We must pay on a quarterly basis a commitment fee in the amount of 0.5% per annum on the unused portion of our revolving credit facility and a utilization fee in the amount of 0.25% per annum on the unused portion of revolving facility when borrowings under the revolving credit facility are less than $41.3 million. Such fees were approximately $50,000 and $115,000 for the three and six months ended June 30, 2004.

          Our revolving credit facility contains customary covenants which include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions, (2) various financial covenants and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of June 30, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

          On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20.0 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%. On April 23, 2004, we entered into another interest rate swap agreement. This swap agreement effectively converts $30.0 million of fixed-rate debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%.

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

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$249,381	$885	$75,497	$558	$172,441
Lease obligations	34,683	8,336	10,147	6,479	9,721

	$284,064	$9,221	$85,644	$7,037	$182,162

(1)	Long-term debt excludes capital lease obligations which have been included in lease obligations above.

          The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $171 million and $167 million as of June 30, 2004 and December 31, 2003, respectively. The carrying value of our other total long-term debt, including current maturities, of $99.6 million and $25.0 million at June 30, 2004 and December 31, 2003, respectively, approximated fair value. We had $125.0 million of variable rate debt outstanding at June 30, 2004, including our interest rate swap agreement. At the June 30, 2004 borrowing level, a hypothetical 10% adverse change in interest rates, would decrease our net income and cash flows by approximately $665,000 for the six months then ended.

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

          Allowances for contractual discounts

          The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations. We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.

          Professional and General Liability

          We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For our inpatient facilities that were not acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we have obtained professional and general liability insurance for claims in excess of $500,000 with an insured limit of $25.0 million. These policies include umbrella coverage of $20.0 million and $25.0 million, respectively. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. We plan to merge these plans in the near future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, we held our annual meeting of stockholders. The following matters were submitted to a vote of stockholders:

          (1) The stockholders elected Class II directors, William F. Carpenter III, Mark P. Clein and Richard D. Gore. The votes were as follows:

William F. Carpenter III Votes cast for	15,039,843
Votes withheld	201,156

Mark P. Clein Votes cast for	15,018,618
Votes withheld	222,381

Richard D. Gore Votes cast for	14,797,749
Votes withheld	443,250

          (2) The stockholders approved an amendment to the Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan. The votes were as follows:

Votes cast for	7,985,346
Votes cast against	5,468,082
Abstentions	36,628
Broker non-votes	1,750,943

          (3) The stockholders approved the waiver of the lock-up restrictions on our series A preferred stock. The votes were as follows:

Votes cast for	11,713,132
Votes cast against	1,655,063
Abstentions	121,861
Broker non-votes	1,750,943

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Asset Purchase Agreement, dated April 23, 2004, by and among Psychiatric Solutions, Inc., Fort Lauderdale Hospital, Inc., Millwood Hospital, L.P., PSI Pride Institute, Inc., PSI Summit Hospital, Inc., Fort Lauderdale Hospital Management, LLC, Millwood Health, LLC, Pride Institute, LLC and Summit Health, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on June 2, 2004).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998 (the “1998 10-K)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K)).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

4.3	Contingent Value Rights Agreement, dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).

4.4	Stock Purchase Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.5	Registration Rights Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed January 22, 2003).

4.7	Indenture, dated as of June 30, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Reg. No. 333-107453) (the “2003 S-4”)).

4.8	Form of Notes (included in Exhibit 4.7).

4.9	Purchase Agreement, dated as of June 19, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.10	Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the 2003 S-4).

10.1	Credit Agreement, dated as of January 6, 2004, by and among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the Lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 14, 2004).

10.2*	First Amendment to the Credit Agreement, dated as of January 16, 2004, by and among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders thereunder.

10.3*	Second Amendment to the Credit Agreement, dated as of June 4, 2004, by and among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders thereunder.

10.4*	Third Amendment to the Credit Agreement, dated as of June 24, 2004, by and among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, and the Lenders thereunder.

10.5*	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc.

10.6	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 14, 2004).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K

1.	On May 5, 2004, we furnished pursuant to Item 12 of Form 8-K, a copy of our press release announcing our operating results for the first quarter ended March 31, 2004 and the acquisition of Palmetto Behavioral Health System, LLC.

2.	On May 12, 2004, we filed a Report on Form 8-K/A, which amended and restated our previous Form 8-K filed March 3, 2004 to include financial statements and pro forma information required by Item 7 of Form 8-K.

3.	On June 2, 2004, we filed a Report on Form 8-K, which reported the issuance of a press release announcing the completion of the acquisition of four freestanding inpatient psychiatric facilities from Heartland Healthcare.

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

PSYCHIATRIC SOLUTIONS, INC.

Dated: August 11, 2004	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer