Form 10-Q
period 2004-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2004-11-15
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20488

PSYCHIATRIC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (I.R.S. Employer Identification No.)

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

     As of November 9, 2004, 17,047,127 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash	$17,722	$44,954
Accounts receivable, less allowance for doubtful accounts of $10,688 (unaudited) and $7,491, respectively	77,096	56,616
Prepaids and other	8,563	11,075

Total current assets	103,381	112,645
Property and equipment, net of accumulated depreciation	194,043	149,589
Cost in excess of net assets acquired, net	132,786	68,970
Contracts, net	2,374	2,850
Other assets	21,292	13,604

Total assets	$453,876	$347,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,407	$11,417
Salaries and benefits payable	29,086	13,074
Other accrued liabilities	26,407	19,979
Current portion of long-term debt	860	1,023

Total current liabilities	66,760	45,493
Long-term debt, less current portion	243,492	173,980
Deferred tax liability	9,926	6,762
Other liabilities	4,557	4,779

Total liabilities	324,735	231,014
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 1,818 and 4,545 shares outstanding at September 30, 2004 and December 31, 2003, respectively	10,117	25,316
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 15,084 and 11,937 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	151	119
Additional paid-in capital	108,971	91,423
Notes receivable from stockholders	—	(338)
Accumulated unrealized losses	(4)	(4)
Accumulated earnings	9,906	128

Total stockholders’ equity	119,024	91,328

Total liabilities and stockholders’ equity	$453,876	$347,658

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$131,591	$93,923	$351,957	$188,455

Salaries, wages and employee benefits	72,259	49,973	191,368	96,494
Professional fees	13,951	10,795	38,620	22,123
Supplies	8,689	5,891	22,648	10,574
Rentals and leases	2,557	1,622	6,433	2,404
Other operating expenses	14,365	13,093	39,923	30,218
Provision for bad debts	3,417	1,218	8,080	3,875
Depreciation and amortization	2,628	1,887	7,096	3,621
Interest expense, net	5,105	5,566	14,077	9,363
Loss on refinancing long-term debt	—	157	6,407	4,744
Change in valuation of put warrants	—	—	—	960
Change in reserve on stockholder notes	—	—	—	(545)

	122,971	90,202	334,652	183,831

Income from continuing operations before income taxes	8,620	3,721	17,305	4,624
Provision for income taxes	3,274	1,414	6,576	2,122

Income from continuing operations	5,346	2,307	10,729	2,502
Income (loss) from discontinued operations, net of taxes	18	111	(295)	111

Net income	5,364	2,418	10,434	2,613
Accrued preferred stock dividends	149	315	656	492

Net income available to common stockholders	$5,215	$2,103	$9,778	$2,121

Basic earnings per share:
Income from continuing operations	$0.35	$0.23	$0.74	$0.25
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.02)	0.01

	$0.35	$0.24	$0.72	$0.26

Diluted earnings per share:
Income from continuing operations	$0.31	$0.17	$0.62	$0.23
Income (loss) from discontinued operations, net of taxes	$—	$0.01	$(0.02)	$0.01

	$0.31	$0.18	$0.60	$0.24

Shares used in computing per share amounts:
Basic	14,796	8,628	13,629	8,177
Diluted	17,535	13,515	17,383	10,978

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$10,434	$2,613
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss (income) from discontinued operations, net of taxes	295	(111)
Depreciation and amortization	7,096	3,621
Provision for doubtful accounts	8,080	3,875
Accretion of detachable warrants	—	159
Non-cash stock compensation expense	—	14
Amortization of loan costs	706	945
Loss on refinancing long-term debt	6,407	4,744
Change in deferred tax liability	5,979	1,742
Change in valuation of put warrants	—	960
Change in reserve on stockholder notes	—	(545)
Long-term interest accrued	—	124
Changes in operating assets and liabilities:
Accounts receivable	(11,118)	(11,980)
Prepaids and other assets	1,969	2,963
Accounts payable	(5,141)	(1,895)
Salaries and benefits payable	7,215	(2,022)
Accrued liabilities and other liabilities	3,907	8,026

Net cash provided by continuing operating activities	35,829	13,233
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(115,842)	(97,480)
Purchase of long-term securities	—	(971)
Capital purchases of property and equipment	(11,166)	(3,089)
Other assets	(1,834)	(1,455)

Net cash used in investing activities	(128,842)	(102,995)
Financing Activities:
Net principal borrowings on long-term debt	69,206	77,615
Refinancing of long-term debt	(3,844)	—
Payment of loan and issuance costs	(2,027)	(5,451)
Proceeds from issuance of series A convertible preferred stock	—	25,000
Proceeds from repayment of stockholder notes	338	—
Proceeds from issuance of common stock	2,108	202

Net cash provided by financing activities	65,781	97,366

Net (decrease) increase in cash	(27,232)	7,604
Cash at beginning of the period	44,954	2,392

Cash at end of the period	$17,722	$9,996

Significant Non-cash Transactions:
Issuance of common stock upon conversion of series A convertible preferred stock	$15,791	$—

Issuance of common stock upon conversion of convertible debt	$—	$4,588

Issuance of common stock upon exercise of warrants	$—	$2,979

Effect of Acquisitions:
Assets acquired, net of cash acquired	$108,782	$181,601
Liabilities assumed	7,060	(28,825)
Long-term debt issued	—	(55,296)

Cash paid for acquisitions, net of cash acquired	$115,842	$97,480

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

1. Recent Developments

During the third quarter of 2004, the operations of our facilities located in Florida were disrupted by four hurricanes that occurred during the quarter. None of the facilities owned by us were significantly damaged and all are operational with the exception of one state-owned managed facility that was permanently closed due to hurricane damages. We estimate that lost revenues and additional expenses associated with these hurricanes totaled approximately $350,000 (approximately $200,000 after tax) during the third quarter of 2004. We do not anticipate any material impact on future operations as a result of these hurricanes.

During the third quarter, we exited two management contracts in Florida. In addition to the storm damaged, state-owned facility mentioned above, one contract ended upon completion of its term on September 22, 2004. These two contracts and another exited in the second quarter of 2004 have been reported as discontinued operations in our condensed consolidated balance sheets at September 30, 2004 and December 31, 2003, condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. See Note 6 for further information on discontinued operations.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 3% of net revenue for the nine months ended September 30, 2004. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year of 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 25, 2004.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Basic earnings per share:
Income from continuing operations	$5,346	$2,307	$10,729	$2,502
Accrued dividends on series A convertible preferred stock	149	315	656	492

Income from continuing operations used in computing basic earnings per common share	5,197	1,992	10,073	2,010
Income (loss) from discontinued operations, net of taxes	18	111	(295)	111

Net income available to common stockholders	$5,215	$2,103	$9,778	$2,121

Diluted earnings per share:
Income from continuing operations	$5,346	$2,307	$10,729	$2,502
Income (loss) from discontinued operations, net of taxes	18	111	(295)	111

Net income	$5,364	$2,418	$10,434	$2,613

Denominator:
Weighted average shares outstanding for basic earnings per share	14,796	8,628	13,629	8,177
Effect of dilutive series A convertible preferred stock outstanding	2,179	4,545	3,202	2,372
Effects of dilutive stock options and warrants outstanding	560	342	552	429

Shares used in computing diluted earnings per common share	17,535	13,515	17,383	10,978

Basic earnings per share:
Income from continuing operations	$0.35	$0.23	$0.74	$0.25
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.02)	0.01

	$0.35	$0.24	$0.72	$0.26

Diluted earnings per share:
Income from continuing operations	$0.31	$0.17	$0.62	$0.23
Income (loss) from discontinued operations, net of taxes	—	0.01	(0.02)	0.01

	$0.31	$0.18	$0.60	$0.24

The computation of diluted earnings per share for the nine months ended September 30, 2003 does not include interest on convertible notes of $124,000 and approximately 216,000 shares representing the weighted average of convertible debt outstanding during the period as the effects would have been anti-dilutive.

4. Stock-Based Compensation

We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pursuant to APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We plan to adopt the fair-value method of accounting for stock options when required by accounting principles generally accepted in the United States, which is currently set to take effect in the third quarter of 2005.

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
SEPTEMBER 30, 2004

For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income available to common stockholders	$5,215	$2,103	$9,778	$2,121
Pro forma compensation expense from stock options	422	168	1,048	405

Pro forma net income available to common stockholders	$4,793	$1,935	$8,730	$1,716

Basic earnings per share, as reported	$0.35	$0.24	$0.72	$0.26

Diluted earnings per share, as reported	$0.31	$0.18	$0.60	$0.24

Basic pro forma earnings per share	$0.32	$0.22	$0.64	$0.21

Diluted pro forma earnings per share	$0.28	$0.17	$0.54	$0.20

5. Mergers and Acquisitions

Acquiring free-standing inpatient psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. Acquired assets and liabilities are recorded on our balance sheet at fair market value on the date of acquisition, with any remaining unallocated purchase recorded to cost in excess of net assets acquired on our balance sheet. The results of operations of acquired free-standing inpatient psychiatric facilities are included in our consolidated results of operations from the date of acquisition.

On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral Health Group (“Alliance Behavioral”), a system of inpatient behavioral health care facilities with 144 beds located in Santa Teresa, New Mexico, for $12.5 million. We paid for the acquisition of Alliance Behavioral with borrowings under our revolving credit facility.

On June 11, 2004, we completed the acquisition of Piedmont Behavioral Health Center LLC (“Piedmont”), a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.7 million. We paid for the acquisition of Piedmont with borrowings under our revolving credit facility.

On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”) for $49.9 million. The four facilities, located in Summit, New Jersey; Ft. Lauderdale, Florida; Arlington, Texas; and Eden Prairie, Minnesota, have a total of 360 beds. We drew down $28.0 million on our revolving credit facility and paid for the remainder of the acquisition with cash on hand.

On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC (“Palmetto”), an operator of two inpatient behavioral health care facilities, for approximately $6.4 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds. We paid for the acquisition of Palmetto with cash on hand.

On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for $30.4 million cash with an earn-out of up to $5.0 million contingent upon future financial results. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.We drew down $17.0 million on our revolving line of credit and paid for the remainder of the acquisition price with cash on hand.

On December 16, 2003, we acquired the 50-bed Calvary Center located in Phoenix, Arizona for approximately $4.0 million. We paid $650,000 of the purchase price on the acquisition date with the balance paid in January 2004 with cash on hand.

On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi for approximately $13.0 million. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. The acquisition was entirely financed through our then-existing line of credit. In addition, we completed the construction of a 60-bed residential treatment center which opened in May 2004.

On June 30, 2003, we consummated the acquisition of Ramsay Youth Services, Inc. (“Ramsay”), a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which had an aggregate of 1,292 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico. We financed the acquisition of Ramsay with proceeds from the issuance of $150 million in 10 5/8% senior subordinated notes and the private placement of $12.5 million of our series A convertible preferred stock.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”) for $63.0 million in cash. The six facilities, which had an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults. We financed the acquisition of The Brown Schools with proceeds from the private placement of $12.5 million of our series A convertible preferred stock and an increase in funding under our then-existing senior credit facility.

The purchase price allocations for Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral are preliminary as of September 30, 2004, pending final valuations of certain assets and liabilities acquired.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$131,591	$121,258	$396,585	$268,770
Net income available to common stockholders	$5,215	$3,374	$12,140	$5,307
Earnings per share, basic	$0.35	$0.39	$0.89	$0.65

Earnings per share, dilutive	$0.31	$0.27	$0.74	$0.53

This pro forma information does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on our future results or trends. The pro forma information provided above includes losses from refinancing long-term debt of $6.4 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively, a loss from refinancing long-term debt of $157,000 for the three months ended September 30, 2003, expense of $960,000 to revalue put warrants for the nine months ended September 30, 2003 and income of $545,000 to release reserves on stockholder notes for the nine months ended September 30, 2003.

6. Discontinued Operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2004, we exited three of our contracts to manage state-owned facilities in Florida. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period condensed consolidated statements of income have been reclassified.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$3,136	$4,548	$10,863	$4,548

Salaries, wages and employee benefits	1,984	3,178	8,022	3,178
Professional fees	372	438	1,104	438
Supplies	258	313	924	313
Rentals and leases	84	35	146	35
Other operating expenses	405	396	1,125	396
Depreciation and amortization	4	9	18	9

	3,107	4,369	11,339	4,369

Income (loss) from discontinued operations before income taxes	29	179	(476)	179
Provision for (benefit from) income taxes	11	68	(181)	68

Income (loss) from discontinued operations, net of taxes	$18	$111	$(295)	$111

7. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Senior credit facility:
Revolving line of credit, entered into on January 6, 2004, expiring on January 6, 2007 and bearing weighted average interest of 4.8% at September 30, 2004	$70,000	$—
10 5/8% senior subordinated notes	150,000	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates from 5.65% to 5.95%	23,668	23,833
Subordinated seller notes with varying maturities	513	1,170
Other	171	—

	244,352	175,003
Less current portion	860	1,023

Long-term debt	$243,492	$173,980

Senior Credit Facility

On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On June 4, 2004, our credit agreement with Bank of America was amended and expanded to provide for a revolving credit facility of up to $125.0 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2004, the weighted average interest rate under the revolving line of credit was 4.8%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $125.0 million or the borrowing base (as defined in the Credit Agreement). As of September 30, 2004, we had $70.0 million of borrowings outstanding and $32.3 million immediately available under the revolving line of credit. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, and when

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

the balance of outstanding borrowings under the revolving credit facility is less than $41.3 million we also pay a utilization fee of 0.25% per annum on the unused portion of the revolving credit facility. Such fees were approximately $66,000 and $182,000 for the three and nine months ended September 30, 2004, respectively.

Our revolving credit facility contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of September 30, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

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

Interest Rate Swap Agreements

We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These swap agreements involve the exchange of fixed and variable rate interest payments between two parties based on common notional principal amounts and maturity dates. The swaps effectively convert $50.0 million of our 10 5/8% senior subordinated notes to LIBOR indexed variable rate instruments. The interest payments under these agreements are settled on a net basis.

Mortgage Loans

During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility with CapSource, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $23.7 million as of September 30, 2004.

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9%. The principal amount we owe on this note is $80,000 at September 30, 2004, which is due on April 1, 2005. Accrued interest is due and payable on the first day of each calendar quarter.

We issued two promissory notes totaling $4.5 million in connection with our acquisitions of three facilities in 2001. At September 30, 2004, one note with a current principal balance of $433,000 remained outstanding. This note accrues interest at 9% per annum and is due June 30, 2005. Among other customary covenants, the note contains cross-default covenants triggered by a default of any other indebtedness of at least $1.0 million. We were in compliance with these covenants as of September 30, 2004.

8. Mezzanine Equity and Stockholders’ Equity

We issued 4,545,454 shares of our series A convertible preferred stock during the quarter ended June 30, 2003. Each share of series A convertible preferred stock is convertible into one share of our common stock. Holders of our series A convertible preferred stock are entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005 and 7% per share of the original share price thereafter. Because we may be required to redeem the series A convertible preferred stock upon certain change of control events that may not be within our control, the series A convertible preferred stock has been classified outside of our permanent stockholders’ equity. During the quarter ended June 30, 2004, certain holders of our series A convertible preferred stock converted 2,272,727 shares of series A convertible preferred stock and related accrued dividends into 2,389,428 shares of our common stock. During the quarter ended September 30, 2004, certain holders of our series A convertible preferred stock converted 454,545 shares of series A convertible preferred stock and related accrued dividends into 481,600 shares of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

our common stock. In the fourth quarter of 2004, all remaining shares of series A convertible preferred stock were converted into shares of our common stock (see Note 13).

As a part of the merger with PMR Corporation (“PMR”), we became the holder of promissory notes with certain stockholders of PMR. A certain provision of the stockholder notes allowed the stockholders to repay those notes with our common stock at the higher of a stated price or the market value of our common stock. As the stated price was higher than the market value at December 31, 2002, we recorded a reserve on the promissory notes equal to the difference between the stated price and market value. Due to the increase in the market price of our common stock during the three and six months ended June 30, 2003, we released $84,000 and $545,000, respectively, of the reserve on the stockholder notes. At December 31, 2003, we did not maintain a reserve balance on our stockholder notes because the market value exceeded the stated price. The right to repay the stockholder notes with our common stock expired on December 31, 2003. On September 14, 2004, the outstanding principal balance of these notes of $338,000 plus accrued interest was repaid. At September 30, 2004, we had no promissory notes from stockholders or management outstanding and under current regulations of the Securities and Exchange Commission we are precluded from entering into such agreements in the future.

9. Income Taxes

The provision recorded for the three and nine months ended September 30, 2004 reflects an effective tax rate of approximately 38%. The provision recorded for the three and nine months ended September 30, 2003 reflects an effective tax rate of approximately 38% and 46%, respectively, due to the non-deductible nature of the change in valuation of the put warrants during 2003. At September 30, 2004, a current income tax payable of $2.9 million is included in other accrued liabilities.

10. Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of September 30, 2004, the owned and leased facilities segment provided inpatient mental and behavioral health services in its 25 owned and 9 leased facilities in 19 states. As of September 30, 2004, the management contracts segment provided inpatient psychiatric management and development services to 41 behavioral health units in third party medical/surgical hospitals and clinics in 15 states and provides mental and behavioral health services to 8 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation, inter-segment expenses and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our inpatient health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended September 30, 2004
Revenue	$114,391	$17,200	$—	$131,591

Adjusted EBITDA	$17,030	$3,074	$(3,751)	$16,353
Interest expense, net	5,745	(4)	(636)	5,105
Provision for income taxes	545	—	2,729	3,274
Depreciation and amortization	2,257	280	91	2,628
Inter-segment expenses	3,295	853	(4,148)	—

Income (loss) from continuing operations	$5,188	$1,945	$(1,787)	$5,346

Segment assets	$332,212	$35,623	$86,041	$453,876

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended September 30, 2003
Revenue	$74,461	$19,462	$—	$93,923

Adjusted EBITDA	$9,614	$4,218	$(2,496)	$11,336
Interest expense, net	1,787	(5)	3,784	5,566
Provision for income taxes	1,432	—	(18)	1,414
Depreciation and amortization	1,559	302	26	1,887
Inter-segment expenses	1,413	502	(1,915)	—
Stock compensation expense	—	—	5	5
Other expenses:
Loss on refinancing long-term debt	—	—	157	157

Income (loss) from continuing operations	$3,423	$3,419	$(4,535)	$2,307

Segment assets	$219,485	$39,002	$30,816	$289,303

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Nine months ended September 30, 2004
Revenue	$300,906	$51,051	$—	$351,957

Adjusted EBITDA	$46,596	$8,411	$(10,122)	$44,885
Interest expense, net	13,872	(15)	220	14,077
Provision for income taxes	1,899	—	4,677	6,576
Depreciation and amortization	5,983	885	228	7,096
Inter-segment expenses	8,655	1,716	(10,371)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Net income (loss)	$16,187	$5,825	$(11,283)	$10,729

Segment assets	$332,212	$35,623	$86,041	$453,876

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Nine months ended September 30, 2003
Revenue	$145,510	$42,945	$—	$188,455

Adjusted EBITDA	$20,792	$8,177	$(6,188)	$22,781
Interest expense, net	4,057	98	5,208	9,363
Provision for income taxes	1,432	73	617	2,122
Depreciation and amortization	2,732	832	57	3,621
Inter-segment expenses	4,259	1,298	(5,557)	—
Stock compensation expense	—	—	14	14
Other expenses:
Loss on refinancing long-term debt	—	—	4,744	4,744
Change in valuation of put warrants	—	—	960	960
Change in reserve on stockholder notes	—	—	(545)	(545)

Total other expenses	—	—	5,159	5,159

Net income (loss)	$8,312	$5,876	$(11,686)	$2,502

Segment assets	$219,485	$39,002	$30,816	$289,303

Assets totaling approximately $85.4 million representing the unallocated purchase price of Ramsay at September 30, 2003 have been reclassified to our owned and leased facilities segment from corporate and other for the three and nine months ended September 30, 2003.

11. Recent Pronouncements

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

12. Financial Information for Psychiatric Solutions and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidated financial information for us and our subsidiaries as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash	$—	$16,011	$1,711	$—	$17,722
Accounts receivable, net	—	77,096	—	—	77,096
Prepaids and other	—	7,809	754	—	8,563

Total current assets	—	100,916	2,465	—	103,381
Property and equipment, net of accumulated depreciation	—	155,506	30,400	8,137	194,043
Cost in excess of net assets acquired	—	132,786	—	—	132,786
Contracts, net	—	2,374	—	—	2,374
Investment in subsidiaries	297,330	(285,281)	—	(12,049)	—
Other assets	6,173	10,778	4,341	—	21,292

Total assets	$303,503	$117,079	$37,206	$(3,912)	$453,876

Current Liabilities:
Accounts payable	$—	$10,405	$2	$—	$10,407
Salaries and benefits payable	—	29,086	—	—	29,086
Other accrued liabilities	4,527	21,759	1,087	(966)	26,407
Current portion of long-term debt	—	632	228	—	860

Total current liabilities	4,527	61,882	1,317	(966)	66,760
Long-term debt, less current portion	220,052	—	23,440	—	243,492
Deferred tax liability	—	9,926	—	—	9,926
Other liabilities	3,578	13	—	966	4,557

Total liabilities	228,157	71,821	24,757	—	324,735
Series A convertible preferred stock	10,117	—	—	—	10,117
Stockholders’ equity:
Total stockholders’ equity	65,229	45,258	12,449	(3,912)	119,024

Total liabilities and stockholders’ equity	$303,503	$117,079	$37,206	$(3,912)	$453,876

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash	$—	$43,456	$1,498	$—	$44,954
Accounts receivable, net	—	56,616	—	—	56,616
Prepaids and other	—	11,056	19	—	11,075

Total current assets	—	111,128	1,517	—	112,645
Property and equipment, net of accumulated depreciation	—	126,879	31,029	(8,319)	149,589
Cost in excess of net assets acquired	—	68,970	—	—	68,970
Contracts, net	—	2,850	—	—	2,850
Investment in subsidiaries	199,154	—	—	(199,154)	—
Other assets	7,731	1,920	3,953	—	13,604

Total assets	$206,885	$311,747	$36,499	$(207,473)	$347,658

Current Liabilities:
Accounts payable	$—	$11,417	$—	$—	$11,417
Salaries and benefits payable	—	13,074	—	—	13,074
Other accrued liabilities	871	18,987	1,090	(969)	19,979
Current portion of long-term debt	—	801	222	—	1,023

Total current liabilities	871	44,279	1,312	(969)	45,493
Long-term debt, less current portion	150,369	—	23,611	—	173,980
Deferred tax liability	—	6,762	—	—	6,762
Other liabilities	3,218	592	—	969	4,779

Total liabilities	154,458	51,633	24,923	—	231,014
Series A convertible preferred stock	25,316	—	—	—	25,316
Stockholders’ equity:
Total stockholders’ equity	27,111	260,114	11,576	(207,473)	91,328

Total liabilities and stockholders’ equity	$206,885	$311,747	$36,499	$(207,473)	$347,658

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$131,591	$878	$(878)	$131,591

Salaries, wages and employee benefits	—	72,259	—	—	72,259
Professional fees	—	13,946	5	—	13,951
Supplies	—	8,689	—	—	8,689
Rentals and leases	—	2,557	—	—	2,557
Other operating expenses	(397)	15,636	4	(878)	14,365
Provision for bad debts	—	3,417	—	—	3,417
Depreciation and amortization	—	2,383	245	—	2,628
Interest expense	4,731	—	374	—	5,105

	4,334	118,887	628	(878)	122,971

(Loss) income from continuing operations before income taxes	(4,334)	12,704	250	—	8,620
(Benefit from) provision for income taxes	(1,647)	4,921	—	—	3,274

(Loss) income from continuing operations	(2,687)	7,783	250	—	5,346
Income from discontinued operations, net of taxes	—	18	—	—	18

Net (loss) income	(2,687)	7,801	250	—	5,364
Accrued preferred stock dividends	149	—	—	—	149

Net (loss) income available to common shareholders	$(2,836)	$7,801	$250	$—	$5,215

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$93,923	$419	$(419)	$93,923

Salaries, wages and employee benefits	—	49,973	—	—	49,973
Professional fees	—	10,754	41	—	10,795
Supplies	—	5,891	—	—	5,891
Rentals and leases	—	1,622	—	—	1,622
Other operating expenses	—	13,260	252	(419)	13,093
Provision for bad debts	—	1,218	—	—	1,218
Depreciation and amortization	608	1,209	70	—	1,887
Interest expense	5,457	—	109	—	5,566
Loss on refinancing long-term debt	157	—	—	—	157

	6,222	83,927	472	(419)	90,202

(Loss) income from continuing operations before income taxes	(6,222)	9,996	(53)	—	3,721
(Benefit from) provision for income taxes	(2,133)	3,567	(20)	—	1,414

(Loss) income from continuing operations	(4,089)	6,429	(33)	—	2,307
Income from discontinued operations, net of taxes	—	111	—	—	111

Net (loss) income	(4,089)	6,540	(33)	—	2,418
Accrued preferred stock dividends	315	—	—	—	315

Net (loss) income available to common shareholders	$(4,404)	$6,540	$(33)	$—	$2,103

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$351,957	$2,738	$(2,738)	$351,957

Salaries, wages and employee benefits	—	191,368	—	—	191,368
Professional fees	—	38,581	39	—	38,620
Supplies	—	22,648	—	—	22,648
Rentals and leases	—	6,433	—	—	6,433
Other operating expenses	357	42,302	2	(2,738)	39,923
Provision for bad debts	—	8,080	—	—	8,080
Depreciation and amortization	—	6,366	730	—	7,096
Interest expense	12,954	—	1,123	—	14,077
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	19,718	315,778	1,894	(2,738)	334,652

(Loss) income from continuing operations before income taxes	(19,718)	36,179	844	—	17,305
(Benefit from) provision for income taxes	(7,493)	14,069	—	—	6,576

(Loss) income from continuing operations	(12,225)	22,110	844	—	10,729
Loss from discontinued operations, net of taxes	—	(295)	—	—	(295)

Net (loss) income	(12,225)	21,815	844	—	10,434
Accrued preferred stock dividends	656	—	—	—	656

Net (loss) income available to common shareholders	$(12,881)	$21,815	$844	$—	$9,778

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$188,455	$1,227	$(1,227)	$188,455

Salaries, wages and employee benefits	—	96,494	—	—	96,494
Professional fees	—	22,039	84	—	22,123
Supplies	—	10,574	—	—	10,574
Rentals and leases	—	2,404	—	—	2,404
Other operating expenses	571	30,131	743	(1,227)	30,218
Provision for bad debts	—	3,875	—	—	3,875
Depreciation and amortization	936	2,498	187	—	3,621
Interest expense	8,984	124	255	—	9,363
Loss on refinancing of long-term debt	4,744	—	—	—	4,744
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	15,650	168,139	1,269	(1,227)	183,831

(Loss) income from continuing operations before income taxes	(15,650)	20,316	(42)	—	4,624
(Benefit from) provision for income taxes	(5,582)	7,720	(16)	—	2,122

(Loss) income from continuing operations	(10,068)	12,596	(26)	—	2,502
Income from discontinued operations, net of taxes	—	111	—	—	111

Net (loss) income	(10,068)	12,707	(26)	—	2,613
Accrued preferred stock dividends	492	—	—	—	492

Net (loss) income available to common shareholders	$(10,560)	$12,707	$(26)	$—	$2,121

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(12,225)	$21,815	$844	$—	$10,434
Adjustments to reconcile net (loss) income to net cash cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of taxes	—	295	—	—	295
Depreciation and amortization	—	6,366	730	—	7,096
Provision for doubtful accounts	—	8,080	—	—	8,080
Amortization of loan costs	674	—	32	—	706
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in deferred tax liability	—	5,979	—	—	5,979
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,118)	—	—	(11,118)
Prepaids and other current assets	—	2,704	(735)	—	1,969
Accounts payable	—	(5,141)	—	—	(5,141)
Accrued liabilities and other liabilities	3,655	7,468	(1)	—	11,122

Net cash (used in) provided by continuing operating activities	(1,489)	36,448	870	—	35,829
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(115,842)	—	—	—	(115,842)
Capital purchases of property and equipment	—	(11,166)	—	—	(11,166)
Other assets	—	(1,447)	(387)	—	(1,834)

Net used in investing activities	(115,842)	(12,613)	(387)	—	(128,842)
Financing Activities:
Net principal borrowings on long-term debt	69,370	—	(164)	—	69,206
Net transfers to and from members	51,386	(51,280)	(106)	—	—
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Payment of loan and issuance costs	(2,027)	—	—	—	(2,027)
Proceeds from repayment of stockholder notes	338	—	—	—	338
Proceeds from issuance of common stock	2,108	—	—	—	2,108

Net cash provided by (used in) financing activities	117,331	(51,280)	(270)	—	65,781

Net (decrease) increase in cash	—	(27,445)	213	—	(27,232)
Cash at beginning of year	—	43,456	1,498	—	44,954

Cash at end of the period	$—	$16,011	$1,711	$—	$17,722

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004
Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(10,068)	$12,707	$(26)	$—	$2,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Income from discontinued operations, net of taxes	—	(111)	—	—	(111)
Depreciation and amortization	—	3,434	187	—	3,621
Provision for doubtful accounts	—	3,875	—	—	3,875
Accretion of detachable warrants	159	—	—	—	159
Non-cash stock compensation expense	—	14	—	—	14
Amortization of loan costs	936	—	9	—	945
Loss on refinancing long-term debt	4,586	158	—	—	4,744
Change in deferred tax liability	—	1,742	—	—	1,742
Change in valuation of put warrants	960	—	—	—	960
Change in reserve on stockholder notes	(545)	—	—	—	(545)
Long-term interest accrued	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,980)	—	—	(11,980)
Prepaids and other current assets	(8,126)	11,830	2,433	(3,174)	2,963
Accounts payable	—	(1,895)		—	(1,895)
Accrued liabilities and other liabilities	5,759	1,194	(949)	—	6,004

Net cash (used in) provided by continuing operating activities	(6,339)	21,092	1,654	(3,174)	13,233
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(97,480)	—	—	—	(97,480)
Purchase of long-term securities		—	(971)		(971)
Capital purchases of property and equipment	—	(3,089)	—		(3,089)
Other assets	—	(1,449)	(6)	—	(1,455)

Net used in investing activities	(97,480)	(4,538)	(977)	—	(102,995)
Financing Activities:
Net principal borrowings on long-term debt	77,615	—	6,834	(6,834)	77,615
Net transfers to and from members	6,453	(9,037)	(7,424)	10,008	—
Payment of loan and issuance costs	(5,451)	—	—	—	(5,451)
Proceeds from issuance of series A convertible preferred stock	25,000	—	—	—	25,000
Proceeds from issuance of common stock	202	—	—	—	202

Net cash provided by (used in) financing activities	103,819	(9,037)	(590)	3,174	97,366
Net increase in cash	—	7,517	87	—	7,604
Cash at beginning of year	—	1,175	1,217	—	2,392

Cash at end of the period	$—	$8,692	$1,304	$—	$9,996

13. Subsequent Events

In the fourth quarter of 2004, Oak Investment Partners X, L.P. and Oak X Affiliates, L.P. converted 1,818,182 shares of our series A convertible preferred stock and related pay-in-kind dividends into 1,942,442 shares of our common stock. Following these conversions, we have no shares of our series A convertible preferred stock outstanding.

On November 1, 2004, we purchased the real estate housing the operations of Summit Hospital in Summit, New Jersey for approximately $15.9 million. Summit Hospital was one of four inpatient psychiatric facilities acquired from Heartland on June 1, 2004. Subsequent to the acquisition of this facility on June 1, 2004, we leased the real estate from a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions, Inc. and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to improve the operations of acquired facilities; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our limited operating history as a public company; (5) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (6) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating our operations with recently acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission, including the factors listed in our Annual Report on Form 10-K filed on March 25, 2004 under the caption “Risk Factors.” A copy of our filings may be obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street NW, Washington, D.C. at prescribed rates.

Overview

     During the quarter ended September 30, 2004, we continued forward with our goal of expanding revenues and reducing expenses in our existing inpatient behavioral health care operations. While we made no acquisitions during the current quarter, we continue to actively pursue attractive acquisition targets and reiterate our goal of expanding our business by making accretive acquisitions of inpatient behavioral health care facilities. Our owned and leased inpatient facility operations consisted of 34 facilities and approximately 4,000 beds at September 30, 2004.

     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply and other costs through group purchasing. During the quarter ended September 30, 2004, we increased same-facility revenue from the 22 owned and leased inpatient facilities that we owned throughout the quarter ended September 30, 2003 by approximately 8.5%. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 6.8% and 7.2%, respectively, for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. During the nine months ended September 30, 2004, we increased revenue from owned and leased inpatient facilities by approximately 8.6% through same-facility growth. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of approximately 5.5% and 5.6%, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

     Because of our acquisitions in 2003 and 2004, our results of operations for the three and nine months ended September 30, 2004 are not comparable with the same periods in 2003. As a result, we present 2004 same-facility results and statistics in Management’s Discussion and Analysis of Financial Condition and Results of Operations to illustrate how our owned and leased inpatient facilities have performed in comparison to 2003. Results and statistics for 2004, presented on a same-facility basis, only include results and statistics for the same periods in which we owned the acquired inpatient facilities during 2003. To illustrate, our 2004 same-facility results and statistics include the 6 inpatient facilities acquired from The Brown Schools, Inc. (“The Brown Schools”) beginning in April 2004 and the 11 inpatient facilities acquired from Ramsay Youth Services, Inc. (“Ramsay”) beginning in July 2004.

     During the third quarter, the operations of our facilities located in Florida were disrupted by four hurricanes that occurred during the quarter. None of the facilities owned by us were significantly damaged and all are operational with the exception of one state-owned managed facility that was permanently closed due to the hurricane damages. We estimate that lost revenues and additional expenses associated with these hurricanes amounted to approximately $350,000 (approximately $200,000 or $0.01 per share after tax) during the third quarter of 2004. We do not anticipate any material impact on future operations as a result of these hurricanes.

     Our inpatient behavioral health care facilities are currently reimbursed for the treatment of Medicare patients on a reasonable cost-based payment system. On November 3, 2004, the Centers for Medicare and Medicaid Services issued final rules for a prospective payment system (“PPS”) that will reimburse behavioral health care providers for the treatment of Medicare patients on a per diem basis. The new PPS rules are effective for cost report periods beginning on or after January 1, 2005 and will be fully phased-in for cost report periods beginning on or after July 1, 2008. We believe the implementation of behavioral health inpatient PPS will have a favorable affect on our future operations.

Recent Acquisitions

     On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral Health Group (“Alliance Behavioral”), a system of inpatient behavioral health care facilities with 144 beds located near El Paso, Texas, for $12.5 million.

     On June 11, 2004 we completed the acquisition of substantially all the assets of Piedmont Behavioral Health Center, LLC (“Piedmont”), a 78 bed inpatient behavioral health care facility located in Leesburg, Virginia, for $10.7 million.

     On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”) for $49.9 million. The four inpatient facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds.

     On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, LLC (“Palmetto”), an operator of two inpatient behavioral health care facilities, for approximately $6.4 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds.

     On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for $30.4 million cash with an earn-out of up to $5.0 million contingent upon future financial results. The facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

     On December 16, 2003, we acquired the 50-bed Calvary Center located in Phoenix, Arizona for approximately $4.0 million. We paid $650,000 of the purchase price on the acquisition date with the balance paid in January 2004.

     On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi, for approximately $13.0 million. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, we completed the construction of a 60-bed residential treatment center which opened in May 2004.

     On June 30, 2003, we consummated the acquisition of Ramsay, a public company that traded on the Nasdaq SmallCap Market under the symbol “RYOU,” for approximately $81.3 million, consisting of $56.2 million in cash, or $5.00 per share, $22.3 million in net assumed debt that was repaid in connection with the acquisition and $2.8 million in fees and expenses. The 11 owned or leased inpatient behavioral health care facilities we acquired from Ramsay, which had an aggregate of 1,292 beds, are located primarily in the Southeastern region of the United States with locations also in Michigan, Missouri and Utah. In the acquisition, we also assumed 10 contracts to manage inpatient behavioral health care facilities for government agencies in Florida, Georgia and Puerto Rico.

     In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools for $63.0 million in cash. The six facilities, which had an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. The Brown Schools offer a full continuum of care for troubled adolescents and adults.

     Acquiring inpatient behavioral health care facilities is a key part of our business strategy. Because we have grown through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

Sources of Revenue

     Patient Service Revenue

     Patient service revenue is generated by our owned and leased inpatient facilities segment as a result of services provided to patients within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the nine months ended September 30, 2004, patient service revenue comprised approximately 85.5% of our total revenue.

     Management Fee Revenue

     Management contract revenue is earned by our inpatient management contract segment. The inpatient management contract segment receives contractually determined management fees from third party medical/surgical hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the nine months ended September 30, 2004, management contract revenue comprised approximately 14.5% of our total revenue.

     As previously reported, we exited two management contracts in Florida during the third quarter of 2004. One management contract was canceled due to the physical damage to the state-owned facility related to Hurricane Charley. The other contract was ended upon completion of the term of the contract on September 22, 2004. For the nine month period ended September 30, 2004, these two contracts and the contract exited during the second quarter of 2004 generated revenues of $10.9 million and a loss of approximately $295,000.

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

Results of Operations

     The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$131,591	100.0%	$93,923	100.0%	$351,957	100.0%	$188,455	100.0%
Salaries, wages, and employee benefits	72,259	54.9%	49,973	53.2%	191,368	54.4%	96,494	51.2%
Professional fees	13,951	10.6%	10,795	11.5%	38,620	11.0%	22,123	11.8%
Supplies	8,689	6.6%	5,891	6.3%	22,648	6.4%	10,574	5.6%
Provision for bad debts	3,417	2.6%	1,218	1.3%	8,080	2.3%	3,875	2.1%
Other operating expenses	16,922	12.8%	14,715	15.6%	46,356	13.2%	32,622	17.3%
Depreciation and amortization	2,628	2.0%	1,887	2.0%	7,096	2.0%	3,621	1.9%
Interest expense, net	5,105	3.9%	5,566	5.9%	14,077	4.0%	9,363	5.0%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	157	0.2%	6,407	1.8%	4,744	2.5%
Change in valuation of put warrants	—	0.0%	—	0.0%	—	0.0%	960	0.5%
Change in reserve on stockholder notes	—	0.0%	—	0.0%	—	0.0%	(545)	-0.3%

Total other expenses	—	0.0%	157	0.2%	6,407	1.8%	5,159	2.7%

Income from continuing operations before income taxes	8,620	6.6%	3,721	4.0%	17,305	4.9%	4,624	2.4%
Provision for income taxes	3,274	2.5%	1,414	1.5%	6,576	1.9%	2,122	1.1%

Income from continuing operations	$5,346	4.1%	$2,307	2.5%	$10,729	3.0%	$2,502	1.3%

     The following table sets forth, for the periods indicated, selected operating results and statistics from our owned and leased inpatient facilities segment, on an actual and same-facility basis (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Consolidated:
Revenue	$114,391	$74,461	53.6%	$300,906	$145,510	106.8%
Number of facilities at period end	34	22	54.5%	34	22	54.5%
Admissions	13,849	7,942	74.4%	35,897	18,041	99.0%
Patient days	270,142	189,072	42.9%	722,801	333,361	116.8%
Same-facility (1):
Revenue	$80,823	$74,461	8.5%	$158,066	$145,510	8.6%
Number of facilities at period end	22	22	0.0%	22	22	0.0%
Admissions	8,483	7,942	6.8%	19,040	18,041	5.5%
Patient days	202,729	189,072	7.2%	352,149	333,361	5.6%

(1)	On a same-facility basis, revenue and statistics for 2004 are presented on a comparable basis to 2003. For the three and nine months ended September 30, 2004, Alliance Health Center, Calvary Center, Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral results have not been included in same-facility results. Also for the nine months ended September 30, 2004, same-facility results exclude revenue and statistics during the first quarter of 2004 for The Brown Schools and revenue and statistics during the first and second quarters of 2004 for Ramsay.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenue. Revenue from operations was $131.6 million for the quarter ended September 30, 2004 compared to $93.9 million for the quarter ended September 30, 2003, an increase of $37.7 million or 40.1%. Revenue from our owned and leased inpatient facilities segment accounted for $114.4 million of the third quarter 2004 results compared to $74.5 million of the third quarter 2003 results, an increase of $39.9 million or 53.6%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenues of $8.2 million in the third quarter of 2004 for the Brentwood acquisition, $12.2 million in the third quarter of 2004 for the Heartland acquisition and $13.2 million for other inpatient facilities acquired in 2004. The remaining $6.3 million of the increase in revenues from our owned and leased inpatient facilities segment is primarily attributable to growth in admissions and patient days of 6.8% and 7.2%, respectively, on a same-facility basis. Revenue from our inpatient management contracts segment accounted for $17.2 million of the third quarter 2004 results compared to $19.5 million of the third quarter 2003 results, a decrease of $2.3 million or 11.8%. The decrease in revenues from our inpatient management contracts segment relates primarily to the reclassification in 2004 of certain other operating expenses to offset certain revenues from our contract to provide case management services in and around Nashville, Tennessee.

     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $72.3 million, or 54.9% of revenue, for the quarter ended September 30, 2004 compared to $50.0 million, or 53.2% of revenue, for the quarter ended September 30, 2003. SWB expense for our owned and leased inpatient facilities segment was $62.5 million in the third quarter of 2004, or 54.6% of revenue from this segment. On a same-facility basis, SWB expense for our owned and leased inpatient facilities segment was $44.6 million in the third quarter of 2004, or 55.2% of same-facility revenue, compared to $41.3 million in the third quarter of 2003, or 55.5% of revenue from this segment. The decrease in SWB expense for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2003 results, is primarily related to efforts to maintain staffing levels on higher volumes. SWB expense for our inpatient management contracts segment was $7.6 million in the third quarter of 2004, or 44.2% of revenue from this segment, compared to $7.3 million in the third quarter of 2003, or 37.4% of revenue from this segment. This increase in SWB expense for our inpatient management contracts segment as a percentage of revenue from this segment is primarily the result of the reclassification in 2004 of certain other operating expenses to offset certain revenues from our contract to provide case management services in and around Nashville, Tennessee. SWB expense for our corporate office increased to $2.2 million for the third quarter of 2004 from $1.4 million for the third quarter of 2003, primarily a result of hiring additional staff to manage the inpatient facilities and inpatient management contracts acquired or assumed during 2003 and 2004.

     Professional fees. Professional fees were $14.0 million, or 10.6% of revenue, for the quarter ended September 30, 2004 compared to $10.8 million, or 11.5% of revenue, for the quarter ended September 30, 2003. Professional fees for our owned and leased inpatient facilities segment were $12.0 million in the third quarter of 2004, or 10.5% of revenue from this segment. On a same-facility basis, professional fees for our owned and leased inpatient facilities segment were $8.5 million in the third quarter of 2004, or 10.6% of same-facility revenue, compared to $8.8 million in the third quarter of 2003, or 11.8% of revenue from this segment. The decrease in professional fees for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2003 results, is primarily related to efforts to reduce reliance on contract labor by optimizing employee staffing levels on higher volumes. Professional fees for our inpatient management contracts segment were $1.2 million in the third quarter of 2004, or 7.0% of revenue from this segment, compared to $1.2 million in the third quarter of 2003, or 6.4% of revenue from this segment. Professional fees for our corporate office were $769,000 in the third quarter of 2004 compared to $796,000 in the third quarter of 2003.

     Supplies. Supplies expense was $8.7 million, or 6.6% of revenue, for the quarter ended September 30, 2004 compared to $5.9 million, or 6.3% of revenue, for the quarter ended September 30, 2003. Supplies expense from our owned and leased inpatient facilities segment was $8.1 million in the third quarter of 2004, or 7.1% of revenue from this segment, compared to $5.3 million in the third quarter of 2003, or 7.2% of revenue from this segment. Same-facility supplies expense from our owned and leased inpatient facilities segment was $5.8 million in the third quarter of 2004, or 7.1% of same-facility revenue from this segment. Supplies expense for our inpatient management contracts segment was approximately $564,000 in the third quarter of 2004, or 3.3% of revenue from this segment, compared to $521,000 in the third quarter of 2003, or 2.7% of revenue from this segment. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

     Provision for bad debts. The provision for bad debts was $3.4 million, or 2.6% of revenue, for the quarter ended September 30, 2004 compared to $1.2 million, or 1.3% of revenue, for the quarter ended September 30, 2003. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole. The increase in the provision for bad debts as a percentage of revenue results from our acquisition of inpatient psychiatric facilities during the fourth quarter of 2003 and the nine months ended September 30, 2004, which have higher provision for bad debts as a percentage of revenue than our management contracts segment.

     Other operating expenses. Other operating expenses were approximately $16.9 million, or 12.8% of revenue, for the quarter ended September 30, 2004 compared to $14.7 million, or 15.6% of revenue, for the quarter ended September 30, 2003. Other operating expenses for our owned and leased inpatient facilities segment were $11.2 million for the third quarter of 2004, or 9.7% of revenue from this segment, compared to $7.8 million in the third quarter of 2003, or 10.5% of revenue from this segment. On a same-facility basis, other operating expenses from our owned and leased inpatient facilities segment were $7.6 million in the third quarter of 2004, or 9.4% of same-facility revenue from this segment. The decrease in other operating expenses for our owned and leased inpatient facilities segment as a percentage of revenues on a same-facility basis, as compared to 2003 results was due to efforts to lower or maintain other operating expenses on higher volumes. Other operating expenses for our inpatient management contracts segment were $5.0 million in the third quarter of 2004, or 29.1% of revenue from this segment, compared to $6.6 million in the third quarter of 2003, or 34.1% of revenue from this segment. This decrease in other operating expenses for our inpatient management contracts segment as a percentage of revenue from this segment is the result of the reclassification in 2004 of certain other operating expenses to offset certain revenues from our contract to provide case management services in and around Nashville, Tennessee. Other operating expenses at our corporate office increased to $758,000 in the third quarter of 2004 from $294,000 in the third quarter of 2003.

     Depreciation and amortization. Depreciation and amortization expense was $2.6 million for the quarter ended September 30, 2004 compared to $1.9 million for the quarter ended September 30, 2003, an increase of approximately $700,000. This increase in depreciation and amortization expense is primarily the result of the acquisitions of Alliance Health Center, Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral.

     Interest expense, net. Interest expense (net of interest income) was $5.1 million for the quarter ended September 30, 2004 compared to $5.6 million for the quarter ended September 30, 2003, a decrease of $461,000 or 8.3%. Our long-term debt increased from $174.3 million at September 30, 2003 to $244.4 million at September 30, 2004. The increase in long-term debt at September 30, 2004 was due to the expansion of and borrowings on our credit facility with Bank of America, N.A. (“Bank of America”). Interest expense decreased because our effective rate of borrowings decreased primarily as a result of our interest rate swaps and a more favorable interest rate on our credit facility with Bank of America.

     Other expenses. We had no other expenses for the quarter ended September 30, 2004. Other expenses totaled $157,000 for the quarter ended September 30, 2003, which resulted from a loss on the refinancing of our long-term debt.

     Income (loss) from discontinued operations, net of tax. Income from discontinued operations was $18,000 for the quarter ended September 30, 2004 compared to $111,000 for the quarter ended September 30, 2003. Income (loss) from discontinued operations represents the operating results of three contracts to manage state-owned facilities in Florida, net of applicable income taxes, which have terminated.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenue. Revenue from operations was $352.0 million for the nine months ended September 30, 2004 compared to $188.5 million for the nine months ended September 30, 2003, an increase of $163.5 million or 86.7%. Revenue from our owned and leased inpatient facilities segment accounted for $300.9 million of the year to date 2004 results compared to $145.5 million of the year to date 2003 results, an increase of $155.4 million or 106.8%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenues of $63.4 million from the Ramsay acquisition, revenues of $20.7 million from The Brown Schools acquisition and $59.9 million for other inpatient facilities acquired during 2003 and 2004. The remaining $11.4 million of the increase in revenues from our owned and leased inpatient facilities segment is primarily attributable to growth in admissions and patient days of 5.5% and 5.6%, respectively, on a same-facility basis. Revenue from our inpatient management contracts segment accounted for $51.1 million of the year to date 2004 results compared to $42.9 million of the year to date 2003 results, an increase of $8.2 million or 19.1%. The increase in revenues from our inpatient management contracts segment relates primarily to the assumption of contracts to manage inpatient facilities from Ramsay.

     Salaries, wages and employee benefits. SWB expense was $191.4 million, or 54.4% of revenue, for the nine months ended September 30, 2004 compared to $96.5 million, or 51.2% of revenue, for the nine months ended

September 30, 2003. SWB expense for our owned and leased inpatient facilities segment was $162.8 million in the nine months ended September 30, 2004, or 54.1% of revenue from this segment. On a same-facility basis, SWB expense for our owned and leased inpatient facilities segment was $84.4 million in the nine months ended September 30, 2004, or 53.4% of same-facility revenue, compared to $79.4 million in the nine months ended September 30, 2003, or 54.5% of revenue from this segment. The decrease in SWB expense for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared with 2003 results, is related primarily to efforts to maintain staffing levels on higher volumes. SWB expense for our inpatient management contracts segment was $22.6 million in the nine months ended September 30, 2004, or 44.3% of revenue from this segment, compared to $13.9 million in the nine months ended September 30, 2003, or 32.3% of revenue from this segment. The increase in SWB expense for our inpatient management contracts segment as a percent of revenue from this segment is the result of the assumption of contracts to manage inpatient facilities from Ramsay. SWB expense for our corporate office increased to $5.9 million for the nine months ended September 30, 2004 from $3.3 million for the nine months ended September 30, 2003 primarily as a result of hiring additional staff to manage the inpatient facilities and inpatient management contracts acquired or assumed during 2003 and 2004.

     Professional fees. Professional fees were $38.6 million, or 11.0% of revenue, for the nine months ended September 30, 2004 compared to $22.1 million, or 11.8% of revenue, for the nine months ended September 30, 2003. Professional fees for our owned and leased inpatient facilities segment were $33.1 million in the nine months ended September 30, 2004, or 11.0% of revenue from this segment. On a same-facility basis, professional fees for our owned and leased inpatient facilities segment were $17.7 million in the nine months ended September 30, 2004, or 11.2% of same-facility revenue, compared to $17.3 million in the nine months ended September 30, 2003, or 11.9% of revenue from this segment. The decrease in professional fees for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2003 results, is primarily related to efforts to reduce reliance on contract labor by optimizing employee staffing levels on higher volumes. Professional fees for our inpatient management contracts segment were $3.5 million in the nine months ended September 30, 2004, or 6.9% of revenue from this segment, compared to $3.1 million in the nine months ended September 30, 2003, or 7.1% of revenue from this segment. Professional fees for our corporate office were $2.0 million in the nine months ended September 30, 2004 compared to $1.7 million in the nine months ended September 30, 2003.

     Supplies. Supplies expense was $22.6 million, or 6.4% of revenue, for the nine months ended September 30, 2004 compared to $10.6 million, or 5.6% of revenue, for the nine months ended September 30, 2003. Supplies expense from our owned and leased inpatient facilities segment was $20.9 million in the nine months ended September 30, 2004, or 7.0% of revenue from this segment, compared to $10.0 million in the nine months ended September 30, 2003, or 6.8% of revenue from this segment. Same-facility supplies expense from our owned and leased inpatient facilities segment was $11.0 million in the nine months ended September 30, 2004, or 7.0% of same-facility revenue. Supplies expense for our inpatient management contracts segment was approximately $1.6 million in the nine months ended September 30, 2004, or 3.2% of revenue from this segment, compared to $540,000 in the nine months ended September 30, 2003, or 1.3% of revenue from this segment. The increase in supplies expense for our inpatient management contracts segment as a percent of revenue is primarily the result of the assumption of contracts to manage inpatient facilities from Ramsay, which have a higher utilization of supplies expense because we manage entire facilities, as compared to units within facilities owned by client hospitals where these expenses are paid by the client hospitals. Supplies expense for our corporate office consists of office supplies and is negligible to our supplies expense overall.

     Provision for bad debts. The provision for bad debts was $8.1 million, or 2.3% of revenue, for the nine months ended September 30, 2004 compared to $3.9 million, or 2.1% of revenue, for the nine months ended September 30, 2003. The provision for bad debts for our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole.

     Other operating expenses. Other operating expenses were approximately $46.4 million, or 13.2% of revenue, for the nine months ended September 30, 2004 compared to $32.6 million, or 17.3% of revenue, for the nine months ended September 30, 2003. Other operating expenses for our owned and leased inpatient facilities segment were $29.2 million for the nine months ended September 30, 2004, or 9.7% of revenue from this segment, compared to $14.1 million in the nine months ended September 30, 2003, or 9.7% of revenue from this segment. On a same-facility basis, other operating expenses from our owned and leased inpatient facilities segment were $13.6 million in the nine months ended September 30, 2004, or 8.6% of same-facility revenue. The decrease in other operating expenses for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2003 results, was primarily due to efforts to lower or maintain other operating expenses on higher volumes. Other operating expenses for our inpatient management contracts segment were $15.0 million in the nine months ended September 30, 2004, or 29.4% of revenue from this segment, compared to $17.4 million in the nine months ended September 30, 2003, or 40.4% of revenue from this segment. This decrease in other operating expenses for our inpatient management contracts segment as a percentage of revenue from this segment is primarily the result of the reclassification in 2004 of certain other operating expenses to offset certain revenues from our contract to provide case management services in and around Nashville, Tennessee. Other operating expenses for our corporate office increased to $2.2 million in the nine months ended September 30, 2004 from $1.1 million in the nine months ended September 30, 2003 primarily as a result of additional costs necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

     Depreciation and amortization. Depreciation and amortization expense was $7.1 million for the nine months ended September 30, 2004 compared to $3.6 million for the nine months ended September 30, 2003, an increase of $3.5 million. This increase in depreciation and amortization expense is primarily the result of the acquisitions of The Brown Schools, Ramsay, Alliance Health Center, Brentwood, Palmetto, Heartland, Piedmont and Alliance Behavioral.

     Interest expense, net. Interest expense (net of interest income) was $14.1 million for the nine months ended September 30, 2004 compared to $9.4 million for the nine months ended September 30, 2003, an increase of $4.7 million or 50.0%. This increase is primarily attributable to the increase in our long-term debt from $174.3 million at September 30, 2003 to $244.4 million at September 30, 2004 as a result of the expansion of and borrowings on our credit facility with Bank of America.

     Other expenses. Other expenses totaled $6.4 million for the nine months ended September 30, 2004 compared to $5.2 million for the nine months ended September 30, 2003. Other expenses for the nine months ended September 30, 2004 consisted of a $6.4 million loss on the refinancing of our long-term debt. Other expenses for the nine months ended September 30, 2003 consisted of a $4.7 million loss on the refinancing of our long-term debt, expense of $960,000 to recognize the change in fair value of stock purchase “put” warrants and a gain of $545,000 for the change in our reserve on stockholder notes. The stock purchase “put” warrants related to the issuance of debt to The 1818 Mezzanine Fund II, L.P. (the “1818 Fund”) in 2002. Our requirement to mark these warrants to market ended, effective April 1, 2003, when the 1818 Fund provided us with a written consent to waive its ability to require that we repurchase the warrants for cash.

     Income (loss) from discontinued operations, net of tax. Loss from discontinued operations was $295,000 for the nine months ended September 30, 2004 compared to income from discontinued operations of $111,000 for the nine months ended September 30, 2003. Income (loss) from discontinued operations represents the operating results of three contracts to manage state-owned facilities in Florida, net of applicable income taxes, which have terminated.

Liquidity and Capital Resources

     As of September 30, 2004, we had working capital of $36.6 million, including cash and cash equivalents of $17.7 million, compared to working capital of $67.2 million, including cash and cash equivalents of $45.0 million, at December 31, 2003. The decrease in working capital is primarily due to our acquisitions during the nine months ended September 30, 2004, for which we used $115.8 million in cash and cash equivalents for the acquisitions, offset by borrowings of $70.0 million under our revolving line of credit with Bank of America and the addition of $8.2 million in working capital from the acquired companies.

     Cash provided by operating activities was $35.8 million for the nine months ended September 30, 2004 compared to $13.2 million for the nine months ended September 30, 2003. The increase in cash flows from operating activities was primarily due to cash generated from the inpatient facilities acquired and inpatient management contracts assumed through the acquisitions that occurred in and subsequent to the second quarter of 2003.

     Cash used in investing activities was $128.8 million for the nine months ended September 30, 2004 compared to $103.0 million for the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of $30.4 million paid for the acquisition of Brentwood, $49.9 million paid for the acquisition of Heartland and $35.5 million paid for other acquisitions during the nine months ended September 30, 2004. We also used $11.2 million for capital expenditures during the nine months ended September 30, 2004. Cash used in investing activities for the nine months ended September 30, 2003 was primarily the result of cash paid for the purchase of The Brown Schools’ facilities and Ramsay.

     Cash provided by financing activities was approximately $65.8 million for the nine months ended September 30, 2004 compared to $97.4 million for the same period in 2003. Cash provided by financing activities for the nine months ended September 30, 2004 consisted primarily of $70.0 million of net borrowings under our revolving line of credit used primarily to purchase Brentwood, Heartland, Piedmont and Alliance Behavioral, offset by cash paid to exit our credit facility with CapitalSource Finance LLC (“CapSource”) of approximately $3.8 million. Cash provided by financing activities for the nine months ended September 30, 2003 consisted primarily of the issuance of $150 million in senior subordinated 10 5/8% notes and $25.0 million of series A convertible preferred stock, offset by the refinancing of our debt with CapSource.

     On January 6, 2004, we terminated our senior credit facility with CapSource and entered into a new credit agreement (the “Credit Agreement”) with Bank of America that provided for a revolving credit facility of up to $50.0 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On June 4, 2004, our credit agreement with Bank of America was amended and expanded to provide for a revolving credit facility of up to $125.0 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, our credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due in January 2007. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2004, the weighted average interest rate under the revolving line of credit was 4.8%. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed the lesser of $125.0 million or the borrowing base (as defined in the Credit Agreement). As of September 30, 2004, we had $70.0 million of borrowings outstanding and $32.3 million immediately available under the revolving line of credit. We pay quarterly a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, and when borrowings under the revolving credit facility are less than $41.3 million we also pay a utilization fee of 0.25% per annum on the unused portion of our revolving credit facility. Such fees were approximately $66,000 and $182,000 for the three and nine months ended September 30, 2004, respectively.

     Our revolving credit facility contains customary covenants which include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions, (2) various financial covenants and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of September 30, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

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

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$244,181	$741	$70,505	$566	$172,369
Lease obligations	31,603	7,201	8,858	6,577	8,967

	$275,784	$7,942	$79,363	$7,143	$181,336

(1)	Long-term debt excludes capital lease obligations which have been included in lease obligations above.

     The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $169 million and $167 million as of September 30, 2004 and December 31, 2003, respectively. The carrying value of our other total long-term debt, including current maturities, of $94.2 million and $25.0 million at September 30, 2004 and December 31, 2003, respectively, approximated fair value. We had $120.0 million of variable rate debt outstanding at September 30, 2004, including our interest rate swap agreements. At the September 30, 2004 borrowing level, a hypothetical 10% adverse change in interest rates would decrease our net income and cash flows by approximately $650,000 for the nine months then ended.

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

     Professional and General Liability

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we have two distinct insurance programs that cover our inpatient facilities. For all of our inpatient facilities except those acquired from Ramsay, we have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we have professional and general liability insurance in umbrella form for claims in excess of $500,000 with an insured limit of $26.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention for our inpatient facilities not acquired from Ramsay. We plan to merge these plans in the future. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief accounting officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls Over Financial Reporting

     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998 (the “1998 10-K)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K)).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10- K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

4.3	Contingent Value Rights Agreement, dated August 2, 2002 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2002).

4.4	Stock Purchase Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.5	Registration Rights Agreement, dated as of January 6, 2003, by and among Psychiatric Solutions, Inc. and the Purchasers named therein (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.7	Indenture, dated as of June 30, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Reg. No. 333-107453) (the “2003 S-4”)).

4.8	Form of Notes (included in Exhibit 4.7).

4.9	Purchase Agreement, dated as of June 19, 2003, between Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.10	Exchange and Registration Rights Agreement, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.13 to the 2003 S-4).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.
Dated: November 15, 2004	/s/ Jack E. Polson
Jack E. Polson
Chief Accounting Officer