Form 10-K
period 2004-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2005-03-15
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-20488

Psychiatric Solutions, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     As of March 10, 2005, 20,496,730 shares of the registrant’s common stock were outstanding. As of June 30, 2004, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $357.7 million. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be held on May 17, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

     All references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean, unless the context otherwise requires, Psychiatric Solutions, Inc. and its consolidated subsidiaries.

Item 1. Business

Overview

     We are a leading provider of inpatient behavioral health care services in the United States. Through our inpatient division, we operate 34 owned or leased inpatient behavioral health care facilities with approximately 4,000 beds in 19 states. In addition, through our inpatient management contract division, we manage 41 inpatient behavioral health care units for third parties, including a contract to provide mental health case management services to approximately 4,600 children and adults with serious mental illness in the Nashville, Tennessee area, and 8 inpatient behavioral health care facilities for government agencies. We believe that our singular focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. We primarily operate in underserved markets with limited competition and favorable demographic trends. We generated revenue of $487.2 million and $284.9 million for the years ended December 31, 2004 and 2003, respectively.

     Our inpatient behavioral health care facilities accounted for approximately 86% of our revenue for the year ended December 31, 2004 as compared to approximately 78% of our revenue for the year ended December 31, 2003. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers. Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our residential treatment centers, or RTCs, offer longer term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patient.

     Our inpatient management contract division accounted for approximately 14% of our revenue for the year ended December 31, 2004 as compared to approximately 22% of our revenue for the year ended December 31, 2003. This portion of our business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals and the management of inpatient behavioral health care facilities for government agencies. We provide our customers with a variety of management options, including (1) clinical and management infrastructure, (2) personnel recruitment, staff orientation and supervision, (3) corporate consultation and (4) performance improvement plans. Our broad range of services can be customized into individual programs that meet specific facility and community requirements. We are dedicated to providing quality programs with integrity, innovation and flexibility.

     The Company was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 840 Crescent Centre Drive, Suite 460, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Our Internet address is www.psysolutions.com.

Significant Recent Transactions

     On March 10, 2005, we entered into a Stock Purchase Agreement with Ardent Health Services LLC, a Delaware limited liability company (“Seller”), and Ardent Health Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“AHS”), pursuant to which we will acquire all of the outstanding capital stock of AHS for approximately $560 million. The purchase price will be paid $500 million in cash and $60 million in shares of our common stock. AHS owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities, which include approximately 2,000 inpatient beds and generated approximately $300 million in revenues in 2004. We anticipate financing the cash portion of the purchase price through the issuance of new debt. Closing of the transaction is conditioned upon satisfaction of customary closing conditions, including the receipt of all necessary governmental permits and approvals and the expiration or early termination of the Hart-Scott-Rodino Act waiting period. It is anticipated that closing will occur during the second quarter of 2005.

     On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes, leaving $100 million outstanding after the redemption. In connection with the redemption we paid bondholders a 10 5/8% penalty and accrued interest. We expect to record a loss on refinancing long-term debt of approximately $7 million during the first quarter of 2005. We paid the redemption with borrowings under our revolving credit facility of $30 million and the remainder with cash on hand.

     On December 21, 2004, we amended and restated our revolving credit facility with Bank of America, N.A. (“Bank of America”) to increase the borrowings available to us to $150 million, extend the term of the agreement until December 2009 and lower the applicable rate, as defined in the credit agreement. We initially entered into a revolving credit facility with Bank of America of up to $50 million on January 6, 2004. We subsequently amended and increased the revolving credit facility to $125 million in June 2004.

     On December 20, 2004, we closed on the sale of 3,450,000 shares of our common stock at $33.70 per share. Of these shares, 450,000 were sold through the full exercise of the underwriters’ over-allotment option. We sold 3,285,000 shares for approximately $105 million after underwriting discounts and other issuance costs. Certain shareholders sold 165,000 shares in the offering. We did not receive any proceeds from the sale of common stock by the selling shareholders. Approximately $82 million of the net proceeds were used to pay down borrowings under our revolving line of credit.

     On November 1, 2004, we purchased the real estate housing the operations of Summit Oaks Hospital in Summit, New Jersey for approximately $15.9 million. Summit Oaks Hospital was one of four inpatient psychiatric facilities acquired from Heartland Healthcare (“Heartand”) on June 1, 2004. Subsequent to the acquisition of this facility on June 1, 2004, we leased the real estate from a third party.

     On June 30, 2004, we completed the acquisition of substantially all of the assets of Alliance Behavioral Health Group (“Alliance Behavioral”), a system of inpatient behavioral health care facilities with 144 beds located near El Paso, Texas, for approximately $12.5 million.

     On June 11, 2004, we completed the acquisition of substantially all of the assets of Piedmont Behavioral Health Center LLC (“Piedmont”), a 77 bed inpatient behavioral health care facility located in Leesburg, Virginia, for approximately $10.7 million.

     On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland for approximately $49.9 million. The four inpatient facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds.

     On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto Behavioral Health System, L.L.C. (“Palmetto”), an operator of two inpatient behavioral health care facilities, for approximately $6.4 million. The two leased inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds. On December 1, 2004, we purchased the real estate of the Charleston facility for approximately $4.0 million.

     On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for approximately $30.4 million cash with an earn-out of approximately $5 million expected to be paid in the second quarter of 2005. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

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

     Reduced capacity, coupled with mental health parity legislation providing for greater access to mental health services and increased demand for our behavioral health care services, has resulted in favorable industry fundamentals. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased from an average of approximately 2,350 in 2001 to an average of approximately 2,500 in 2002, while the average occupancy rates stabilized at approximately 74% for both 2001 and 2002 after being approximately 69% in 2000. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 10 days from 1997 to 2002. In 2002, the inpatient average length of stay was 10.3 days. The average RTC net revenue per day in 2002 was $288 for hospital-based units and $273 for freestanding RTC facilities. The average number of admissions for hospital-based RTC units was 171 for 2002. The average number of admissions for freestanding RTC facilities was 213 for 2002. The average occupancy rate for hospital-based RTC units increased from 73.0% in 2001 to 74.9% in 2002, with an average length of stay of 165.5 days in 2002. The average occupancy rate for freestanding RTC facilities was 82.6% in 2002, with an average length of stay of 187.3 days in 2002. These favorable trends have resulted in high demand for inpatient behavioral health care services.

Our Competitive Strengths

     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:

•	Singular focus on inpatient behavioral health care — We focus exclusively on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and we believe that the majority of our owned and leased inpatient facilities have the leading market share in their respective service areas. Our relationships and referral networks would be difficult, time-consuming and expensive for new competitors to replicate. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our rigorous due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2004, we received 36.5% of our revenue from Medicaid, 28.3% from multiple commercial and private payors, 14.7% from various state and local government payors, 8.3% from various third parties and 12.3% from Medicare. As we receive Medicaid payments from more than 35 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. Management believes that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2004, no single inpatient facility represented more than 7% of our revenue.

•	Experienced management team — Our senior management team has an average of over 20 years of experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 29 years experience in various capacities in the health care industry. Jack R. Salberg, our Chief Operating Officer, has more than 30 years of operational experience in both profit and non-profit health care sectors. In addition, our senior management team includes talented managers of our divisions, who have a wealth of experience in all aspects of health care. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal capital requirements — We generate consistent free cash flow due to the profitable operation of our business, our low capital expenditure requirements and through the active management of our working capital. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our capital expenditure requirements are less than that of other facility-based health care providers. Historically, our capital expenditures have amounted to less than 2% of our revenue. Our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care facilities.

Our Growth Strategy

     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue to successfully grow our business and increase our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:

•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 9% for the year ended December 31, 2004 as compared to our revenue for the year ended December 31, 2003. Same-facility growth refers to the comparison of the 24 inpatient facilities owned during 2004 with the comparable period in 2003. We owned five inpatient facilities throughout 2003 and acquired six inpatient facilities in April, 2003, 11 inpatient facilities in June, 2003 and one each in November, 2003 and December, 2003. We expect to continue to increase our same-facility growth by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:

—	building relationships that enhance our presence in local and regional markets;

—	developing formal marketing initiatives and expanding referral networks;

—	continuing to provide high quality service; and

—	expanding our services and developing new services to take advantage of increased demand in select markets where we operate.

•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 acute and residential treatment facilities in the United States and the top three providers operate approximately 20% of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions that are in various stages of development and consideration. On March 10, 2005, we entered into a Stock Purchase Agreement to acquire all of the capital stock of AHS. AHS owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities, which include approximately 2,000 inpatient beds. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.

Services by Segment

     We operate two reportable segments: (1) our owned and leased facilities segment operates inpatient behavioral health care facilities and (2) our inpatient management contract segment manages inpatient behavioral health care units and facilities for third parties and government agencies. For financial information regarding our operating segments, see Note 14 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Inpatient Behavioral Health Care Facilities Division

     Our inpatient division operates 27 owned and 7 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored employee assistance programs; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet established criteria for inpatient care. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2004, our inpatient behavioral health care facilities division produced approximately 86% of our revenue.

     Through the diversity of programming and levels of care available, the patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless care system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multidisciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his/her world. Services offered at our inpatient facilities include:

•	acute psychiatric care;

•	partial hospitalization;

•	chemical dependency;

•	intensive outpatient;

•	acute eating disorders;

•	reactive attachment disorder;

•	dual diagnosis;

•	rehabilitation care;

•	day treatment;

•	detoxification;

•	developmentally delayed disorders ;

•	therapeutic foster care;

•	neurological disorders;

•	rapid adoption services;

•	day treatment;

•	independent living skills;

•	attention deficit/hyperactivity disorders; and

•	vocational training.

     Acute inpatient hospitalization is the most intensive level of care offered and typically involves 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Every patient admitted to our acute inpatient facilities is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute inpatient facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding their illness is also provided by trained mental health professionals.

     Detoxification for adult patients with a diagnosis of substance abuse is provided at some inpatient facilities. Substance abuse therapy and education is provided to these patients during their stay and referrals to appropriate aftercare services are made for the patient upon discharge, usually to an intensive outpatient program provided by the inpatient facility.

     Our RTCs provide longer term treatment programs for children and adolescents with long-standing behavioral health problems. Twenty-four hour observation and care is provided in our RTCs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility. Our RTCs also provide academic programs by certified teachers to children and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our RTCs include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component. Our RTCs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within the patient’s own state.

     Other major diagnoses treated at our inpatient behavioral health care facilities include bipolar disorder, major depression, schizophrenia, attention deficit/hyperactivity disorder, impulse disorder and oppositional and conduct disorders.

     Our inpatient facilities’ programs have been adapted to the requests of various sources to provide services to patients with multiple issues and specialized needs. Our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. The purpose of this program is to strive for the highest quality of care possible to individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess their compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement data base comparing our inpatient facilities performance with national norms are also reported, reviewed and corrective steps are taken when necessary.

Inpatient Management Contract Division

     Our inpatient management contract division develops, organizes and manages behavioral health care programs within general third party medical/surgical hospitals and manages inpatient behavioral health care facilities for government agencies. We manage 41 inpatient behavioral health units for third parties in 13 states, including a contract to provide mental health case management services to approximately 4,600 children and adults with serious mental illness in the Nashville, Tennessee area, and 8 inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2004, our inpatient management contract division produced approximately 14% of our revenue.

     Our broad range of services can be customized into individual programs that meet specific inpatient facility and community requirements. Our inpatient management contract division is dedicated to providing high quality programs with integrity, innovation and sufficient flexibility to develop customized individual programs. We provide our customer with a variety of management options, including clinical and management infrastructure, personnel recruitment, staff orientation and supervision, corporate consultation and performance improvement plans. Under the management contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities, support services, and generally its own nursing staff in connection with the operation of its programs.

     Our management contracts generally have an initial term of two to five years and are extended for successive one-year periods unless terminated by either party. The contracts also contain termination provisions that allow either party to terminate upon certain material events, including the failure to cure a breach or default under the contract, bankruptcy and the failure to maintain required licensure. While turnover of contracts is expected, we expect the number of contracts to remain relatively stable. Substantially all of our management contracts contain non-compete and confidentiality provisions. In addition, our management contracts typically prohibit the client hospital from soliciting our employees during the term of the contract and for a specified period thereafter.

     In addition, we manage eight inpatient behavioral health care facilities for government agencies located in Florida, Georgia and Puerto Rico. In general, our contracts to manage these inpatient facilities have an initial term of one to five years. Most of these contracts may be extended for up to three successive one-year periods at the discretion of the government agency. Payment under the contracts is contingent on the annual appropriation of funds by the respective state legislature. Most contracts allow us to terminate the agreement without cause upon 90 days notice and the government agency may terminate without cause upon 30 days notice or upon the occurrence of certain material events, including our failure to meet certain performance standards for a specified period of time, bankruptcy or default under the contract.

     Our management contract revenue is sensitive to regulatory and economic changes in the States of Tennessee and Florida. Our contract to provide case management services in and around Nashville, Tennessee comprised approximately 4% of our consolidated revenue and approximately 27% of revenue from our management contracts segment for the year ended December 31, 2004. Our contracts to manage eight inpatient facilities for the Florida Department of Juvenile Justice comprised approximately 4% of our consolidated revenue and approximately 27% of revenue from our management contracts segment for the year ended December 31, 2004.

Seasonality of Services

     Our inpatient behavioral health care facilities division typically experiences lower patient volumes and revenue during the beginning of the first quarter, the end of the second quarter, the beginning of the third quarter, and the end of the fourth quarter. Because a high proportion of patients served by our inpatient behavioral health care facilities division are children and adolescents, this seasonality corresponds to periods that school is out of session. We believe that, for a variety of reasons, children and adolescent patients are less likely to be admitted during the summer months and the year-end holidays.

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

Competition

     The inpatient behavioral health care facility industry and the inpatient behavioral health care unit management industry are highly fragmented. The industry is subject to continual changes in the method in which services are provided and the types of companies providing such services. We compete with several national competitors and many regional and local competitors, some of which are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our inpatient facilities.

     In addition, our owned and leased inpatient behavioral health care facilities and managed inpatient behavioral health care units and inpatient facilities compete for patients with other providers of mental health care services, including other inpatient behavioral health care facilities, medical/surgical hospitals, independent psychiatrists and psychologists. We also compete with hospitals, nursing homes, clinics, physicians’ offices and contract nursing companies for the services of registered nurses. We believe we differentiate ourselves from our competition through our singular focus on the provision of behavioral health care services, our reputation for the quality of our services, recruitment of first rate medical staff and accessibility to our facilities. In addition, we believe that the active development of our referral network and participation in selected managed care provider panels enable us to successfully compete for patients in need of our services.

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

Medicare

     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Current freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are transitioning to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis.

     The Centers for Medicare and Medicaid Services (“CMS”) began implementing a three-year transition period starting with the cost reporting periods beginning on or after January 2005. For these three years, CMS is proposing a blended payment. The payment for the first year of the transition period (cost reporting periods beginning after January 1, 2005 but on or before June 30, 2006) would consist of 75% based on the current cost-based reimbursement system and 25% on the proposed prospective payment rate. In the second year, the split will be 50% each and in the third year the split will be 25% based on the current cost-based system and 75% prospective payment system. For cost reporting periods beginning on or after July 1, 2008, the prospective payment rate percentage will be 100%. The first update to rates under this methodology is anticipated to occur in July 2006, with annual updates anticipated thereafter.

     Once the transition to PPS is complete, the base per diem amount will cover nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services — including routine, ancillary and capital costs. The per diem will not, however, include the costs of bad debts and certain other costs that are paid separately. Under CMS regulations the base per diem will be adjusted for specific facility characteristics that increase the cost of patient care. It is anticipated that payment rates for individual inpatient facilities will be adjusted to reflect geographic differences in wages and that rural providers will receive an increased payment adjustment, as would teaching facilities. Additionally, the base rate will be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment), and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, it is anticipated that the per diem rate will be adjusted for each day up to and including the eighth day to reflect the number of days the patient has been in the facility. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. Please see http://www.cms.hhs.gov/providers/ipfpps for additional information.

     With respect to revenue derived from behavioral health care unit management services, we bill our fees to the provider as a purchased management, administrative and consultative support service. Substantially all of the patients admitted to these programs are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program we manage to be inadequate, it may seek to terminate its contract with us or not renew the contract. Similarly, we may not add new unit management contracts if prospective customers do not believe that such programs will generate sufficient revenue.

     Medicare generally deducts from the amount of its payments to hospitals an amount for patient “coinsurance,” or the amount that the patient is expected to pay. Many patients are unable to pay the coinsurance amount. Even if these patients are also covered by Medicaid, some states’ Medicaid programs will not pay the Medicare coinsurance amount. As a result, the Medicare coinsurance amount will go uncollected by the provider except to the extent that the provider is partially reimbursed that amount as a Medicare “bad debt.” To the extent that neither a Medicare patient nor any secondary payor for that patient pays the Medicare coinsurance amount after a reasonable collection effort or the patient’s indigence is documented, the provider is entitled to be paid 70% of this “bad debt” by Medicare. However, there are instances when Medicare denies reimbursement for all or part of claimed bad debts for coinsurance on Medicare patients on grounds that the provider did not engage in a reasonable collection effort or that the provider failed to maintain adequate documentation of its collection effort or of the patient’s indigence.

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

     The Mental Health Parity Act of 1996 (“MHPA”) is a federal law that requires annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applies to group health plans or health insurance coverage offered in connection with a group health plan that offers both mental health and medical/surgical benefits. However it does not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003, but the Mental Health Reauthorization Act of 2003 extended the sunset date of MHPA to December 31, 2004. However, no action has been taken by Congress to further extend the sunset date. Bills have also been introduced in Congress from time to time that could potentially apply this concept on a more far-reaching scale, but we cannot predict whether any such legislation will be implemented in the future. Approximately 34 states have also enacted some form of mental health parity laws. Some of these laws apply only to select groups such as those with severe mental illness or specific diagnosis.

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

     All of the inpatient facilities owned and operated by us are properly licensed under applicable state laws. Most of the inpatient facilities owned and operated by us are certified under Medicare and Medicaid programs and most are accredited by the Joint Commission on Accreditation or Healthcare Organizations (“JCAHO”), the effect of which is to permit the inpatient facilities to participate in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by JCAHO, or otherwise lose its certification under the Medicare and/or Medicaid program, that inpatient facility would be unable to receive reimbursement from the Medicare and Medicaid programs. If a provider contracting with us was excluded from any federal health care programs, no services furnished by that provider would be covered by any federal health care program. If we were excluded from federal health care programs, our owned and leased inpatient facilities would not be eligible for reimbursement by any federal health care program. In addition, providers would as a practical matter cease contracting for our inpatient behavioral health care unit management services because they could not be reimbursed for any management fee amounts they paid to us.

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

     The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-kickback Statute. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as at behavioral health programs and facilities we manage. We also have contracts with physicians providing for a variety of financial relationships including employment contracts, independent contractor agreements, professional service agreements and medical director agreements.

     The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-kickback Statute. These regulations are known as “safe harbor” regulations. The safe harbor regulations do not make conduct illegal, but instead delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-kickback Statute. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-kickback Statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the Anti-kickback Statute. If we do violate the Anti-kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.

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

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients for the furnishing of any “designated health services” to health care entities in which they or any of their immediate family members have ownership or other financial interest. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from the Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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

     CMS regulations describe when a patient is considered to be on a hospital’s property for purposes of screening and treating the person pursuant to EMTALA. CMS’ rules do not specify particular “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. Although we believe that our inpatient behavioral health care facilities comply with EMTALA, we cannot predict if CMS will implement new requirements in the future and whether we will comply with any new requirements.

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

     HHS issued regulations requiring our inpatient facilities to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status with compliance required by October 16, 2003. We have implemented or upgraded computer systems, as appropriate, at our inpatient facilities and at our corporate headquarters to comply with the new transaction and code set regulations.

     HIPAA requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. All health care providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007; health care providers may begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.

     On February 20, 2003, HHS finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require our inpatient facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, we expect that the security standards will require our inpatient facilities to implement significant new systems, business procedures and training programs. Our inpatient facilities must comply with these security regulations by April 21, 2005. We anticipate that our inpatient facilities will comply this these security regulations by April 21, 2005.

     On December 28, 2000 (with revisions August 14, 2002), HHS published a final rule establishing standards for the privacy of individually identifiable health information, with compliance required by April 14, 2003. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions, including our inpatient facilities. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our inpatient facilities. They require our compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our inpatient facilities to impose these rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf. In addition, our inpatient facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

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

  Health Care Industry Investigations

     Significant media and public attention has focused in recent years on the hospital industry. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including our practices. It is possible that governmental entities could initiate investigations of or litigation against inpatient facilities owned or managed by us in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and other management personnel could be included in governmental investigations or litigation or named as defendants in private litigation.

  Risk Management

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

  Regulatory Compliance Program

     We are committed to ethical business practices and to operating in accordance with all applicable laws and regulations. Our Compliance Program was established to ensure that all employees have a solid framework for business, legal, ethical, and employment practices. Our Compliance Program establishes mechanisms to aid in the identification and correction of any actual or perceived violations of any of our policies or procedures or any other applicable rules and regulations. We have appointed a Chief Compliance Officer as well as compliance coordinators at each inpatient facility. The Chief Compliance Officer heads our Compliance Committee which consists of senior management personnel and a member of our board of directors. Employee training is a key component of the Compliance Program. All employees receive training during orientation and annually thereafter.

Insurance

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay Youth Services, Inc. (“Ramsay”), we had two distinct insurance programs that covered our inpatient facilities. Prior to January 1, 2005, all of our inpatient facilities except those acquired from Ramsay had professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we had professional and general liability insurance in umbrella form for claims in excess of $500,000 with an insured limit of $26.0 million. These plans were combined in 2005 to cover all of our operations for professional and general liability in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

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

Employees

     As of December 31, 2004, we employed approximately 9,100 employees, of whom approximately 6,100 are full-time employees. Approximately 7,900 employees staff our owned and leased inpatient behavioral health care facilities, approximately 1,100 employees staff our inpatient management contracts and approximately 70 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, and human resources. None of our employees is subject to a collective bargaining agreement and we believe that our employee relations are good.

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

Item 2. Properties.

     At December 31, 2004, our inpatient behavioral health care facilities division operated 34 owned or leased inpatient behavioral health care facilities with 4,337 licensed beds in 19 states. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities as of December 31, 2004.

				Date
Facility	Location	Beds	Own/Lease	Acquired
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	127	Own	11/01
Holly Hill Hospital	Raleigh, NC	108	Own	12/01
Riveredge Hospital	Chicago, IL	210	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	60	Lease	4/03
Cedar Springs Behavioral Health System	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	196	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	156	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	111	Own	6/03
Hill Crest Behavioral Health	Birmingham, AL	189	Own	6/03
Gulf Coast Youth Academy	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Facility	Auburn Hills, MI	182	Lease	6/03
Heartland Behavioral Health	Nevada, MO	169	Own	6/03
Brynn Marr Behavioral Health	Jacksonville, NC	88	Own	6/03
Mission Vista Hospital	San Antonio, TX	83	Lease	6/03
Benchmark Behavioral Health	Woods Cross, UT	173	Own	6/03
Macon Behavioral Health System	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	169	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Acute Behavioral Health Center	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Health of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health System	North Charleston, SC	102	Own	5/04
Palmetto Pee Dee Behavioral Health System	Florence, SC	59	Lease	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	98	Lease	6/04
Pride Institute	Eden Prairie, MN	36	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
Whisper Ridge at Leesburg	Leesburg, VA	77	Own	6/04
Peak Behavioral Health	Santa Teresa, NM	144	Own	6/04

     In addition, our principal executive offices are located in approximately 17,000 square feet of leased space in Franklin, Tennessee. We do not anticipate that we will experience any difficulty in renewing our lease upon its expiration in January 2010, or obtaining different space on comparable terms if such lease is not renewed. We believe our executive offices and our hospital property and equipment are generally well maintained, in good operating condition and adequate for our present needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

     Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock has traded on the Nasdaq National Market under the symbol “PSYS”. The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share as reported on the Nasdaq National Market for our common stock.

	High	Low
2003
First Quarter	$8.50	$4.47
Second Quarter	$10.17	$7.95
Third Quarter	$14.51	$9.53
Fourth Quarter	$20.95	$12.26

2004
First Quarter	$23.10	$17.64
Second Quarter	$27.95	$17.97
Third Quarter	$29.04	$21.24
Fourth Quarter	$37.34	$22.33

     At the close of business on March 10, 2005, there were approximately 175 holders of record of our common stock.

     We currently intend to retain future earnings for use in the expansion and operation of our business. Our Credit Agreement with Bank of America prohibits us from paying dividends on our common stock. Also, the Indenture governing our 10 5/8% senior subordinated notes provides certain financial conditions that must be met in order for us to pay dividends. Subject to the terms of applicable contracts, the payment of any future cash dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.

     During 2003, we sold 4,545,454 shares of series A convertible preferred stock for $25 million to various investors. Holders of our series A convertible preferred stock received pay-in-kind dividends, compounded quarterly, equal to 5% of the original share price. During 2004 the holders of the series A convertible preferred stock converted all outstanding shares of series A convertible preferred stock and related pay-in-kind dividends into 4,813,470 shares of our common stock.

Recent Sales of Unregistered Securities

     On January 8, 2004, we issued 6,080 shares of common stock to our former senior lender upon the exercise of a warrant at a price of $0.08 per share. Also, on January 8, 2004, we issued 15,863 shares of common stock to our former senior lender upon the exercise of a warrant at a price of $12.33 per share. On March 15, 2004, we issued 66,667 shares of common stock to one of our directors and a former chief executive officer of PMR Corporation (“PMR”) upon the exercise of stock options at a price of $14.25 per share. On November 21, 2004, we issued 1,564 shares of common stock to a former stockholder of an affiliated entity upon the exercise of a warrant at a price of $4.79 per share. On December 1, 2004, we issued 7,822 shares of common stock to a former stockholder of an affiliated entity upon the exercise of a warrant at a price of $4.79 per share. Finally, on December 29, 2004, we issued 4,167 shares of common stock upon the exercise of stock options at $24.00 per share and issued an additional 4,167 shares of common stock upon the exercise of stock options at $30.00 per share to a former executive officer of PMR.

     No underwriters were involved and no underwriter’s discounts or commissions were paid. Exemption from registration is claimed under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. We received cash and/or exchanged shares of our common stock as consideration for the transactions.

Item 6. Selected Financial Data.

     The selected financial data presented below for the years ended December 31, 2004, 2003 and 2002, and at December 31, 2004 and December 31, 2003, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2001 and 2000, and at December 31, 2002, 2001 and 2000, are derived from our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$487,190	$284,946	$113,912	$43,999	$23,502
Costs and expenses:
Salaries, wages and employee benefits	265,678	147,069	62,326	26,183	15,257
Other operating expenses	147,947	96,735	35,716	11,322	5,826
Provision for bad debts	10,874	6,315	3,681	662	467
Depreciation and amortization	9,868	5,734	1,770	945	757
Interest expense	18,964	14,781	5,564	2,660	1,723
Other expenses (1)	6,407	5,271	178	1,237	—

Total costs and expenses	459,738	275,905	109,235	43,009	24,030

Income (loss) from continuing operations before income taxes	27,452	9,041	4,677	990	(528)
Provision for (benefit from) income taxes	10,432	3,800	(1,007)	—	—

Income (loss) from continuing operations	$17,020	$5,241	$5,684	$990	$(528)

Net income (loss) available to common stockholders	$16,138	$4,405	$5,684	$2,578	$(1,916)

Basic earnings (loss) per share from continuing operations	$1.12	$0.53	$0.93	$0.20	$(0.11)

Basic earnings (loss) per share	$1.11	$0.53	$0.93	$0.51	$(0.40)

Shares used in computing basic earnings (loss) per share	14,570	8,370	6,111	5,010	4,817
Diluted earnings (loss) per share from continuing operations	$0.97	$0.44	$0.86	$0.19	$(0.11)

Diluted earnings (loss) per share	$0.96	$0.44	$0.86	$0.49	$(0.40)

Shares used in computing diluted earnings (loss) per share from continuing operations	17,573	11,749	6,986	5,309	4,817
Balance Sheet Data:
Cash and cash equivalents	$33,255	$44,954	$2,392	$1,262	$336
Working capital (deficit)	39,890	67,153	2,369	(3,624)	(4,571)
Property and equipment, net	218,231	149,589	33,547	17,980	308
Total assets	497,846	347,658	90,138	54,294	26,356
Total debt	174,336	175,003	43,822	36,338	16,641
Series A convertible preferred stock	—	25,316	—	—	—
Stockholders’ equity	244,515	91,328	30,549	9,238	6,235

Operating Data:
Number of facilities	34	24	5	4	—
Number of licensed beds	4,337	3,128	699	489	—
Admissions	49,484	26,278	14,737	3,027	—
Patient days	996,840	525,055	145,575	30,511	—
Average length of stay	20	20	10	10	—

(1)	Refer to the notes to our consolidated financial statements regarding our adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). As a result of our adoption of SFAS 145, we have reclassified certain losses on refinancing of long-term debt previously reported as an extraordinary item to a component of income from continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Overview

     Psychiatric Solutions completed a number of significant transactions in 2004. Through acquisitions, we increased our inpatient facility operations to 34 inpatient facilities and 4,337 licensed beds at December 31, 2004 from 24 inpatient facilities and 3,128 licensed beds at December 31, 2003. We also amended and restated our credit facility, in the process, lowering our effective rate of borrowing by one percentage point. In addition, we raised nearly $105 million in a secondary offering of our common stock. As a result, we ended 2004 with over $33 million in cash, $218 million in fixed assets and a debt balance roughly equivalent to that at the end of 2003. We believe these developments position us as a leading provider of inpatient behavioral health care services in the United States. We also believe that our singular focus on the provision of behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. Our business is characterized by diverse sources of revenue, stable cash flows and low capital expenditure requirements.

     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other inpatient behavioral health care operations. We completed our first significant acquisition in 2000 when we acquired Sunrise Behavioral Health, Ltd. and its inpatient behavioral health care management contracts. We continued implementing our acquisition strategy in 2001 with the acquisition of four inpatient behavioral health care facilities. In 2002, we acquired one inpatient behavioral health care facility and merged with PMR, a public company and operator of inpatient behavioral health care management contracts. 2003 marked our largest acquisitions to date with the purchase of six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”), the acquisition of Ramsay, an operator of 11 owned or leased inpatient behavioral health care facilities and 10 contracts to manage inpatient behavioral health care facilities for certain state governmental agencies, and the acquisitions of two other inpatient behavioral health care facilities from other sellers. In 2004, we acquired 10 inpatient behavioral health care facilities in five separate transactions, the most significant being the acquisition of four inpatient behavioral health care facilities from Heartland.

     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During 2004, we increased our revenue from owned and leased inpatient facilities by 9.0% as compared to our 2003 revenue from owned and leased inpatient facilities through same-facility growth. Same-facility growth also produced gains in owned and leased inpatient facility admissions and patient days of 5.7% and 7.7%, respectively, in 2004 as compared to 2003. Same-facility growth refers to the comparison of each inpatient facility owned during 2003 with the comparable period in 2004.

Acquisitions

     On March 10, 2004, we entered into a Stock Purchase Agreement to acquire all of the outstanding capital stock of AHS for approximately $560 million. The purchase price will be paid $500 million in cash and $60 million in shares of our common stock. AHS owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities, which include approximately 2,000 inpatient beds and generated approximately $300 million in revenues in 2004.

     On June 30, 2004, we completed the acquisition of substantially all the assets of Alliance Behavioral, a system of inpatient behavioral health care facilities with 144 beds located near El Paso, Texas, for approximately $12.5 million.

     On June 11, 2004, we completed the acquisition of substantially all of the assets of Piedmont, a 77 bed inpatient behavioral health care facility located in Leesburg, Virginia, for approximately $10.7 million.

     On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland for approximately $49.9 million. The four inpatient facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds.

     On May 1, 2004, we completed the acquisition of all of the membership interests of Palmetto, an operator of two inpatient behavioral health care facilities, for approximately $6.4 million. The two inpatient facilities, located in Charleston and Florence, South Carolina, have 161 beds.

     On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health for approximately $30.4 million cash with an earn-out of approximately $5 million payable in the second quarter of 2005. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.

     On December 16, 2003, we acquired the 50-bed Calvary Center located in Phoenix, Arizona for approximately $4.0 million. We paid $650,000 of the purchase price on the acquisition date with the balance paid in January 2004.

     On November 1, 2003, we acquired the 109-bed Alliance Health Center located in Meridian, Mississippi. Alliance Health Center is a licensed acute care hospital that provides psychiatric care for children, adolescents and adults. In addition, we completed the construction of a 60-bed residential treatment center in June 2004.

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

     In April 2003, we consummated the acquisition of six inpatient behavioral health care facilities from The Brown Schools for $63.0 million in cash. The six inpatient facilities, which have an aggregate of 895 licensed beds, are located in Austin, San Antonio and San Marcos, Texas; Charlottesville, Virginia; Colorado Springs, Colorado; and Tulsa, Oklahoma. These facilities offer a full continuum of care for troubled adolescents and adults.

     Acquiring inpatient behavioral health care facilities is a key part of our business strategy. Because we have grown through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.

Sources of Revenue

Patient Service Revenue

     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the year ended December 31, 2004, patient service revenue comprised approximately 86% of our total revenue.

Management Contract Revenue

     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2004, management contract revenue comprised approximately 14% of our total revenue.

Results of Operations

     The following table illustrates our consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Revenue	$487,190	100.0%	$284,946	100.0%	$113,912	100.0%
Salaries, wages, and employee benefits	265,678	54.6%	147,069	51.6%	62,326	54.7%
Professional fees	53,258	10.9%	32,466	11.4%	14,373	12.6%
Supplies	31,139	6.4%	16,371	5.8%	5,325	4.7%
Provision for bad debts	10,874	2.2%	6,315	2.2%	3,681	3.2%
Other operating expenses	63,550	13.1%	47,898	16.8%	16,018	14.1%
Depreciation and amortization	9,868	2.0%	5,734	2.0%	1,770	1.5%
Interest expense, net	18,964	3.9%	14,781	5.2%	5,564	4.9%
Other expenses:
Loss on refinancing long-term debt	6,407	1.3%	4,856	1.7%	86	0.1%
Change in valuation of put warrants	—	0.0%	960	0.3%	—	0.0%
Change in reserve on stockholder notes	—	0.0%	(545)	-0.2%	92	0.1%

Income from continuing operations before income taxes	27,452	5.6%	9,041	3.2%	4,677	4.1%
Provision for (benefit from) income taxes	10,432	2.1%	3,800	1.4%	(1,007)	-0.9%

Income from continuing operations	$17,020	3.5%	$5,241	1.8%	$5,684	5.0%

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

     Revenue. Revenue from continuing operations was $487.2 million for the year ended December 31, 2004 compared to $284.9 million for the year ended December 31, 2003, an increase of $202.3 million or 71.0%. Revenue from our owned and leased inpatient facilities segment accounted for $419.3 million of the 2004 results compared to $223.3 million of the 2003 results, an increase of $196.0 million or 87.8%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to acquisitions. Acquisitions accounted for the following increases in revenue during 2004 as compared to 2003: $20.7 million for the inpatient facilities acquired from The Brown Schools, $61.8 million for the inpatient facilities acquired from Ramsay, $27.8 million for Brentwood, $28.9 million for Heartland and $36.2 million for other acquisitions during 2004 and 2003. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to same-facility growth in admissions and patient days of 5.7% and 7.7%, respectively. Revenue from our inpatient management contracts segment accounted for $67.9 million of the 2004 results compared to $61.6 million of the 2003 results, an increase of $6.3 million or 10.2%. The increase in revenues from our inpatient management contracts segment relates primarily to revenues from inpatient management contracts assumed in the Ramsay acquisition.

     Salaries, wage, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $265.7 million for the year ended December 31, 2004, or 54.6% of our total revenue, compared to $147.1 million for the year ended December 31, 2003, or 51.6% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $227.6 million in 2004, or 54.3% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $131.7 million in 2004, or 54.1% of segment revenue, compared to $122.5 million in 2003, or 54.9% of segment revenue. SWB expense for our inpatient management contracts segment was $30.1 million in 2004. Same-facility SWB expense for our inpatient management contracts segment was $20.3 million in 2004 compared to $21.1 million in 2003. SWB expense for our corporate office was $8.0 million for 2004 compared to $3.5 million for 2003 as the result of the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.

     Professional fees. Professional fees were $53.3 million for the year ended December 31, 2004, or 10.9% of our total revenue, compared to $32.5 million for the year ended December 31, 2003, or 11.4% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $45.2 million in 2004, or 10.8% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $26.9 million in 2004, or 11.0% of segment revenue, compared to $26.3 million in 2003, or 11.8% of segment revenue. Professional fees for our inpatient management contracts segment were $4.8 million in 2004. Same-facility professional fees for our inpatient management contracts segment were $4.1 million in 2004, compared to $4.3 million in 2003. Professional fees for our corporate office were approximately $3.3 million in 2004 compared to approximately $1.8 million in 2003. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.

     Supplies. Supplies expense was $31.1 million for the year ended December 31, 2004, or 6.4% of our total revenue, compared to $16.4 million for the year ended December 31, 2003, or 5.8% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $28.8 million in 2004, or 6.9% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $16.9 million in 2004, or 6.9% of segment revenue, compared to $15.3 million in 2003, or 6.8% of segment revenue. Supplies expense for our inpatient management contracts segment was $2.2 million in 2004. Same-facility supplies expense for our inpatient management contracts segment were $1.1 million in 2004 compared to $1.0 million in 2003. Supplies expense at our owned and leased inpatient facilities segment has historically comprised the majority of our supplies expense as a whole; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of inpatient management contracts from Ramsay. Supplies expense for our corporate office consists of office supplies and are negligible to supplies expense overall.

     Provision for bad debts. The provision for bad debts was $10.9 million for the year ended December 31, 2004, or 2.2% of our total revenue, compared to $6.3 million for the year ended December 31, 2003, or 2.2% of our total revenue. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole.

     Other operating expenses. Other operating expenses were approximately $63.6 million for the year ended December 31, 2004, or 13.1% of our total revenue, compared to $47.9 million for the year ended December 31, 2003, or 16.8% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $40.3 million in 2004, or 9.6% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $21.4 million in 2004, or 8.8% of segment revenue, compared to $21.7 million in 2003, or 9.7% of segment revenue. Other operating expenses for our inpatient management contracts segment were $20.0 million in 2004. Same-facility other operating expenses for our inpatient management contracts segment were $18.3 million in 2004 compared to $24.2 million in 2003. This decrease in other operating expenses for our inpatient management contracts segment on a same-facility basis, as compared to 2003, is primarily attributable to the net presentation of pharmacy receipts related to our Tennessee case management contract as an offset to other operating expenses. Other operating expenses at our corporate office increased to $3.3 million in 2004 from approximately $2.0 million in 2003.

     Depreciation and amortization. Depreciation and amortization expense was $9.9 million for the year ended December 31, 2004 compared to $5.7 million for the year ended December 31, 2003, an increase of approximately $4.2 million. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2003 and 2004.

     Interest expense. Interest expense was $19.0 million for the year ended December 31, 2004 compared to $14.8 million for the year ended December 31, 2003, an increase of $4.2 million or 28.4%. The increase in interest expense is primarily attributable to the increase in our long-term debt during 2004. We began 2004 with $175.0 million in long-term debt, increasing to $191.9 million, $249.6 million and $244.4 million for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively, due to borrowings under our revolving line of credit to finance the acquisition of inpatient behavioral health care facilities. On December 31, 2004, we had $174.3 million in long-term debt as the result of repaying borrowings under our revolving line of credit with proceeds from our secondary offering of common stock that closed on December 20, 2004.

     Other expenses. Other expenses totaled $6.4 million for the year ended December 31, 2004 compared to approximately $5.3 million for the year ended December 31, 2003. Other expenses in 2004 consisted of $6.4 million in loss on the refinancing of our long-term debt. Other expenses in 2003 consisted of $4.9 million in loss on the refinancing of our long-term debt, $960,000 in expense recorded to recognize the change in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” below) and the release of $545,000 in reserves related to our stockholder notes.

     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $219,000 and $25,000 for the years ended December 31, 2004 and 2003, respectively, is from the operations of three contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003 and exited in 2004.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

     Revenue. Revenue from continuing operations was $284.9 million for the year ended December 31, 2003 compared to $113.9 million for the year ended December 31, 2002, an increase of $171.0 million or 150.1%. Revenue from our owned and leased inpatient facilities segment accounted for $223.3 million of the 2003 results compared to $81.9 million of the 2002 results, an increase of $141.4 million or 172.5%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenues of $14.9 million during the first six months of 2003 for Riveredge Hospital, $57.3 million during 2003 for the inpatient facilities acquired from The Brown Schools and $59.6 million for the owned and leased inpatient facilities acquired from Ramsay. The remainder of the increase in revenues from inpatient facilities is primarily attributable to growth in admissions and patient days of 4.1% and 7.0%, respectively, on a same-facility basis. Revenue from our inpatient management contracts segment accounted for $61.6 million of the 2003 results compared to $32.0 million of the 2002 results, an increase of $29.6 million or 92.5%. The increase in revenues from our inpatient management contracts segment relates primarily to revenues of $13.6 million from inpatient management contracts acquired from PMR in August 2002, $13.8 million for Ramsay’s inpatient management contracts and growth of approximately $3.4 million in our contract to provide case management services in and around Nashville, Tennessee. This growth was offset by a reduction in the number of inpatient unit management contracts from 48 at December 31, 2002 to 42 at December 31, 2003, impacting revenues by approximately $1.2 million.

     Salaries, wage, and employee benefits. SWB expense was $147.1 million for the year ended December 31, 2003, or 51.6% of our total revenue, compared to $62.3 million for the year ended December 31, 2002, or 54.7% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $122.5 million in 2003, or 54.9% of our total revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $48.2 million in 2003, or 53.9% of segment revenue, compared to $47.0 million in 2002, or 57.4% of segment revenue. This decrease in SWB expense as a percentage of revenue from our owned and leased inpatient facilities segment on a same-facility basis, as compared to 2002, primarily relates to efforts to maintain staffing levels on higher volumes. SWB expense for our inpatient management contracts segment was $21.1 million in 2003, or 34.2% of segment revenue. Same-facility SWB expense for our inpatient management contracts segment was $12.0 million in 2003, or 35.2% of segment revenue, compared to $13.2 million in 2002, or 41.2% of segment revenue. This decrease in SWB expense as a percentage of revenue from our inpatient management contracts segment on a same-facility basis, as compared to 2002, primarily relates to our acquisition from PMR of a contract to provide case management services in and around Nashville, Tennessee. We incur little SWB expense to provide these services because primarily all the costs to provide these services are recorded in other operating expenses because the actual services provided are subcontracted. SWB expense for our corporate office was $3.5 million for 2003 compared to $2.1 million for 2002 as the result of the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2002 and 2003.

     Professional fees. Professional fees were $32.5 million for the year ended December 31, 2003, or 11.4% of our total revenue, compared to $14.4 million for the year ended December 31, 2002, or 12.6% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $26.3 million in 2003, or 11.8% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $10.8 million in 2003, or 12.1% of segment revenue, compared to $10.3 million in 2002, or 12.6% of segment revenue. This decrease in professional fees for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2002, was primarily the result of efforts within our owned and leased inpatient facilities segment to reduce our reliance on contract labor. Professional fees for our inpatient management contracts segment were $4.3 million in 2003, or 7.0% of segment revenue. Same-facility professional fees for our inpatient management contracts segment were $3.6 million in 2003, or 10.6% of segment revenue, compared to $3.5 million in 2002, or 11.1% of segment revenue. Professional fees for our corporate office were approximately $1.8 million in 2003 compared to approximately $500,000 in 2002. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.

     Supplies. Supplies expense was $16.4 million for the year ended December 31, 2003, or 5.8% of our total revenue, compared to $5.3 million for the year ended December 31, 2002, or 4.7% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $15.3 million in 2003, or 6.8% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $5.9 million in 2003, or 6.6% of segment revenue, compared to $5.3 million in 2002, or 6.4% of segment revenue. Supplies expense for our inpatient management contracts segment was $1.0 million in 2003, or 1.7% of segment revenue, compared to $40,000 in 2002, or less than 1% of segment revenue. Supplies expense at our owned and leased inpatient facilities segment has historically comprised the majority of our supplies expense as a whole; however, our inpatient management contracts segment began to utilize supplies to a larger extent due to the assumption of inpatient management contracts from Ramsay. Supplies expense for our corporate office consists of office supplies and are negligible to supplies expense overall.

     Provision for bad debts. The provision for bad debts was $6.3 million for the year ended December 31, 2003, or 2.2% of our total revenue, compared to $3.7 million for the year ended December 31, 2002, or 3.2% of our total revenue. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole. The reduction in provision for bad debts as a percentage of revenue was driven by the acquisition of inpatient facilities from The Brown Schools and Ramsay, which have fewer self-pay accounts.

     Other operating expenses. Other operating expenses were approximately $47.9 million for the year ended December 31, 2003, or 16.8% of our total revenue, compared to $16.0 million for the year ended December 31, 2002, or 14.1% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $21.7 million in 2003, or 9.7% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $7.9 million in 2003, or 8.8% of segment revenue, compared to $6.6 million in 2002, or 8.0% of segment revenue. This increase in other operating expenses for our owned and leased inpatient facilities segment as a percentage of revenue on a same-facility basis, as compared to 2002, relates primarily to increased insurance costs in 2003. Other operating expenses for our inpatient management contracts segment were $24.2 million in 2003, or 39.3% of segment revenue. Same-facility other operating expenses for our inpatient management contracts segment was $11.1 million in 2003, or 32.6% of segment revenue, compared to $7.9 million in 2002, or 24.8% of segment revenue. This increase in other operating expenses for our inpatient management contracts segment as a percentage of revenue from this segment on a same-facility basis, as compared to 2002, is primarily attributable to growth in the contract to provide case management services in and around Nashville, Tennessee where actual services provided are subcontracted. Other operating expenses at our corporate office increased to $2.0 million in 2003 from approximately $1.4 million in 2002.

     Depreciation and amortization. Depreciation and amortization expense was $5.7 million for the year ended December 31, 2003 compared to $1.8 million for the year ended December 31, 2002, an increase of approximately $4.0 million. This increase in depreciation and amortization expense is the result of the acquisitions of Riveredge Hospital, PMR, The Brown Schools and Ramsay.

     Interest expense. Interest expense was $14.8 million for the year ended December 31, 2003 compared to $5.6 million for the year ended December 31, 2002, an increase of $9.2 million or 164.3%. The increase in interest expense is primarily attributable to the increase in our long-term debt from approximately $43.8 million at December 31, 2002 to approximately $175.0 million at December

     31, 2003 due to our 10 5/8% senior subordinated note offering, the expansion of our senior credit facility and the refinancing of our term loans from CapitalSource Finance LLC with mortgage loans insured by the U.S. Department of Housing and Urban Development (“HUD”). The proceeds from the 10 5/8% senior subordinated notes and the expanded credit facility were used to finance acquisitions in 2003.

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

     Loss from discontinued operations, net of taxes. The loss from discontinued operations of approximately $25,000 for the year ended December 31, 2003 is from the operations of three contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed from Ramsay in 2003 and exited in 2004.

Liquidity and Capital Resources

     As of December 31, 2004, we had working capital of $39.9 million, including cash and cash equivalents of $33.3 million, compared to working capital of $67.2 million, including cash and cash equivalents of $45.0 million, at December 31, 2003. At December 31, 2004, our current liabilities include $20 million of our 10 5/8% senior subordinated bonds, which were repaid on January 14, 2005. The decrease in working capital is primarily due to the classification of $20 million of our 10 5/8% senior subordinated bonds as current at December 31, 2004 versus long-term at December 31, 2003.

     Cash provided by operating activities was $39.9 million for the year ended December 31, 2004 compared to $18.3 million for the year ended December 31, 2003. The increase in cash flows from operating activities was primarily due to the cash generated from the inpatient facilities we acquired in 2004 and the full year operations of the inpatient facilities acquired from Ramsay and The Brown Schools, which we acquired in 2003.

     Cash used in investing activities was $154.1 million for the year ended December 31, 2004 compared to $108.1 million for the year ended December 31, 2003. Cash used in investing activities for the year ended December 31, 2004 was primarily the result of $136.5 million paid for acquisitions and $17.2 million paid for the purchases of fixed assets. Cash used in the acquisition of Brentwood was approximately $31 million, of which $17 million came from our revolving credit facility. Cash used in the acquisition of Palmetto was approximately $11 million, including the purchase of real estate in Charleston, South Carolina of approximately $4 million. Cash used in the acquisition of Heartland was approximately $67 million, including the purchase of real estate in Summit, New Jersey of approximately $15.9 million. We borrowed $35 million under our revolving credit facility for the purchase of Heartland. Cash used in the acquisition of Piedmont was approximately $11 million, of which $10 million came from our revolving credit facility. Cash used in the acquisition of Alliance Behavioral was approximately $13 million, all of which came from our revolving credit facility. Cash used for routine capital expenditures were approximately $7 million for the year ended December 31, 2004. Cash used for non-routine capital expenditures during 2004 included the construction of a 60-bed RTC in Meridian, Mississippi and other expansion of beds. Cash used for non-routine capital expenditures during 2004 also included conversions and upgrades of computer systems at some of our newly acquired facilities. Cash used in investing activities for the year ended December 31, 2003 was primarily the result of $100.4 million paid for acquisitions and capital expenditures of approximately $5.8 million. Capital expenditures are generally not for the expansion of capacity within our inpatient facilities and historically approximate 2% of our net revenues. During 2003, our capital expenditures included typical non-expansion capital expenditures, as well as expenditures to upgrade computer systems at some of our newly acquired facilities and certain expansion projects.

     Cash provided by financing activities was $102.5 million for the year ended December 31, 2004 compared to $132.3 million for the year ended December 31, 2003. During 2004, we raised approximately $109 million from the proceeds of the offering of our common stock and stock option exercises. Also during 2004, we spent approximately $7 million to refinance our long-term debt, pay loan and issuance costs and make principal payments on our long-term debt. During 2003, we received cash from borrowings of approximately $62.0 million, net of refinancings and not including proceeds from borrowings that were paid directly to the sellers of our acquisitions. Also during 2003, we received $48.9 million and $24.5 million, net of issuance costs, from the secondary offering of our common stock and from our issuance of series A convertible preferred stock, respectively. These sources of cash from financing activities were offset by cash payments during 2003 of $2.0 million and $1.4 million for capitalized loan costs on new debt and early termination fees on debt that we refinanced, respectively.

     On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes, leaving $100 million outstanding after the redemption. In connection with the redemption we paid bondholders a 10 5/8% penalty and accrued interest. We expect to record a loss on refinancing long-term debt of approximately $7 million during the first quarter of 2005. We paid the redemption with borrowings under our revolving credit facility of $30 million and the remainder with cash on hand. We issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries, on June 30, 2003. Proceeds from the issuance of the senior subordinated notes and the private placement of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay and pay down the majority of our long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

          On December 21, 2004, we amended and restated our revolving credit facility with Bank of America to increase the borrowings available to us to $150 million, extend the term of the agreement until December 2009 and lower the applicable interest rate, as defined in the credit agreement. We initially entered into a revolving credit facility with Bank of America of up to $50 million on January 6, 2004. We subsequently amended and increased the revolving credit facility to $125 million in June 2004.

          On December 20, 2004, we closed on the sale of 3,450,000 shares of our common stock at $33.70 per share. Of these shares, 450,000 were sold through the full exercise of the underwriters’ over-allotment option. We sold 3,285,000 shares for approximately $105 million after underwriting discounts and other issuance costs. Certain shareholders sold 165,000 shares in the offering. We did not receive any proceeds from the sale of common stock by the selling shareholders. Approximately $82 million of the net proceeds were used to pay down borrowings under our revolving line of credit.

     On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%. On April 23, 2004, we entered into another interest rate swap agreement. This swap agreement effectively converts $30.0 million of fixed rate debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%.

     On November 5, 2003, we borrowed approximately $12.1 million under a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”), secured by real estate located at Riveredge Hospital near Chicago, Illinois. Interest accrues on the HUD loan at 5.65% and principal and interest are payable in 420 monthly installments through December 2038. We used the proceeds from the loan to repay approximately $11.2 million of our term debt under our former senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property.

     On August 28, 2003, we borrowed approximately $6.8 million under a mortgage loan agreement insured by HUD, secured by real estate located at West Oaks Hospital in Houston, Texas. Interest accrues on the HUD loan at 5.85% and principal and interest are payable in 420 monthly installments through September 2038. We used the proceeds from the loan to repay approximately $5.8 million of our term debt under our former senior secured credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property.

     We believe that our working capital on hand, cash flows from operations and funds available under our revolving line of credit will be sufficient to fund our operating needs, planned capital expenditures and debt service requirements for the next 12 months.

     In connection with our proposed acquisition of the capital stock of AHS, we anticipate financing the $500 million cash portion of the purchase price with new debt. We have entered into a commitment letter with Citigroup Global Markets, Inc. to provide such financing subject to the terms and conditions of such letter. In addition, we are actively seeking other acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$173,980	$20,603	$512	$574	$152,291
Lease obligations	37,529	5,670	8,932	6,401	16,526

	$211,509	$26,273	$9,444	$6,975	$168,817

(1)	Excludes capital lease obligations, which are included in lease obligations.

     The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $173 million as of December 31, 2004. The carrying value of our other long-term debt, including current maturities, of $24.3 million and $25.0 million at December 31, 2004 and December 31, 2003, respectively, approximated fair value. As a result of entering into two interest rate swap agreements during 2004, we effectively had $50 million in variable rate debt outstanding at December 31, 2004. At the December 31, 2004 borrowing level, a hypothetical 10% increase in interest rates would decrease net income and cash flows by approximately $250,000.

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

     Professional and General Liability

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we had two distinct insurance programs that covered our inpatient facilities. Prior to December 31, 2004, all of our inpatient facilities except those acquired from Ramsay had professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we had professional and general liability insurance in umbrella form for claims in excess of $500,000 with an insured limit of $26.0 million. These plans were combined in 2005 to cover all of our operations for professional and general liability in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

     Income Taxes

     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.

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

     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our limited operating history as a public company;

•	our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs, including the financing required to complete our acquisition of the capital stock of AHS;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; and

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology.

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

          The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	licensure;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.

     Among these laws are the Anti-kickback Statute and the Stark Law. These laws impact the relationships that we may have with physicians and other referral sources. The OIG of the HHS has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. Our current financial relationships with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. Further, we cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.

     In order to comply with the Stark Law, our financial relationships with physicians and their immediate family members must meet an exception. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

     If we fail to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to penalties, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more inpatient facilities), and exclusion of one or more of our inpatient facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, if we do not operate our inpatient facilities in accordance with applicable law, our inpatient facilities may lose their licenses or the ability to participate in third party reimbursement programs.

     Because many of these laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our inpatient facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted.

We may be required to spend substantial amounts to comply with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions.

     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability Accountability Act of 1996 contain provisions that have required, and in the future may require, our facilities to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of their patients’ individually identifiable health and related financial information. Compliance with the privacy regulations was required on April 14, 2003 for most health care organizations, including our inpatient facilities. The privacy regulations have had a financial impact on the health care industry because they impose extensive new administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with new rights with respect to their health information and require our inpatient facilities to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information.

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

     On August 17, 2000, HHS issued regulations requiring most health care organizations, including our inpatient facilities, to use standard data formats and code sets by October 16, 2003 when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions. We have implemented or upgraded computer systems, as appropriate, at our inpatient facilities and at our corporate headquarters to comply with the new transaction and code set regulations.

     Violations of the privacy, security and transaction regulations could subject our inpatient facilities to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations.

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

     The OIG and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, health care providers are subject to civil and criminal false claims laws, including the federal False Claims Act, which allows private parties to bring whistleblower lawsuits against private companies doing business with or receiving reimbursement under federal health care programs. Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other health care providers to settle these lawsuits may encourage our current and former employees and other health care providers to bring whistleblower lawsuits. Any investigations of us or our executives or managers could result in significant liabilities or penalties as well as adverse publicity.

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

     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with deductibles common in the industry. We have professional and general liability insurance in umbrella form for claims in excess of $2 million with an insured limit of $35 million for all of our inpatient facilities. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. The self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have established a captive insurance company to manage this additional self-insured retention. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.

If federal or state health care programs or managed care companies reduce reimbursement rates for services provided, revenues may decline.

     A large portion of our revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs.

     On November 3, 2004, CMS announced final regulations adopting a prospective payment system for services provided by inpatient behavioral health care hospitals. Inpatient behavioral health care facilities historically have been reimbursed based on reasonable cost, subject to a discharge ceiling. For cost reporting periods after January 1, 2005, CMS will begin to phase in over a three-year period a prospective payment system which will pay inpatient behavioral health care facilities a per diem base rate. During the three-year phase-in period, CMS has agreed to a stop loss provision which will guarantee that a provider will receive at least 70% of the amount it would have been paid under the cost-based reimbursement system.

     The per diem base rate will be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment), and age. The per diem amounts are calculated in part based on national averages, but will be adjusted for specific facility characteristics that increase the cost of patient care. The base rate per diem is intended to compensate a facility for costs incurred to treat a patient with a particular diagnosis, including nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services as well as routine, ancillary and capital costs. Payment rates for individual inpatient facilities will be adjusted to reflect geographic differences in wages and will allow additional outlier payments for expenses associated with extraordinary cases. Additionally, rural providers will receive an increased payment adjustment. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. The per diem will not, however, include the costs of bad debt and certain other costs that are paid separately. Please see http://www.cms.hhs.gov/providers/ipfpps for additional information.

     Future federal and state legislation may reduce the payments we receive for our services.

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

Our substantial indebtedness could adversely affect our financial condition.

     As of December 31, 2004, our total consolidated indebtedness was approximately $174.3 million.

     Our indebtedness could have important consequences including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	restricting our ability to sell assets, including capital stock of our restricted subsidiaries, merge or consolidate with other entities, and engage in transactions with our affiliates;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the health care industry;

•	restricting our ability or the ability of our restricted subsidiaries to pay dividends or make other payments; and

•	placing us at a competitive disadvantage to our competitors that have less indebtedness.

In connection with our proposed acquisition of the capital stock of AHS, we expect to incur significant additional indebtedness to finance the $500 million cash portion of the purchase price. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify. In addition, our amended and restated credit facility requires us to maintain specified financial ratios and tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. We cannot assure you that we will meet those ratios and tests or that the lenders will waive any failure to meet those ratios and tests. A breach of any of these covenants would result in a default under the amended and restated credit facility and any resulting acceleration thereunder may result in a default under the indenture governing our 10 5/8% senior subordinated notes. If an event of default under our amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

Additional financing may be necessary to fund our acquisition program and capital expenditures, and additional financing may not be available when needed.

     Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.

     In connection with our proposed acquisition of the capital stock of AHS, we expect to incur significant additional indebtedness to finance the $500 million cash portion of the purchase price. We may not receive additional financing on satisfactory terms. In addition, our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.

Recently acquired businesses and businesses acquired in the future will expose us to increased operating risks.

     We acquired 19 inpatient facilities in 2003 and acquired 10 inpatient facilities in 2004. In addition, we have entered into a Stock Purchase Agreement to acquire all of the capital stock of AHS. AHS owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities.

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

     We may be unable to maintain or increase the profitability of, or operating cash flows at, any existing hospital or other acquired inpatient facility, effectively integrate the operations of any acquisitions or otherwise achieve the intended benefit of our growth strategy. To the extent that we are unable to enroll in third party payor plans in a timely manner following an acquisition, we may experience a decrease in cash flow or profitability.

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

     We are highly dependent on our senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to our business. Our senior management team includes talented managers of our divisions, who have a wealth of experience in all aspects of health care. We have entered into employment agreements with Joey A. Jacobs, Chief Executive Officer, and Jack Salberg, Chief Operating Officer, which include non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management other than Mr. Jacobs. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

     Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Our stock price could be volatile.

     The market price of our common stock could fluctuate significantly in response to various factors, including:

•	the proposed acquisition of the capital stock of AHS;

•	problems achieving revenue enhancements and operating efficiencies;

•	actual and estimated earnings and cash flows;

•	quarter-to-quarter variations in operating results;

•	changes in market conditions in the mental health or behavioral health care industries;

•	changes in general economic conditions;

•	fluctuations in the securities markets in general;

•	operating results differing from analysts’ estimates; and

•	changes in analysts’ earnings estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, all of our long-term debt outstanding at December 31, 2004 was subject to a weighted average fixed interest rate of 10%, not including our interest rate swaps. At December 31, 2004, we had $50 million in interest rate swaps that effectively changed $50 million of our 10 5/8% fixed rate senior subordinated bonds to a variable rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $250,000 on an annual basis based upon the borrowing level at December 31, 2004. As discussed above, we do have a $150 million revolving credit facility that is subject to variable interest rates; however, at December 31, 2004, no balance was outstanding under the revolving line of credit. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations.”

Item 8. Financial Statements and Supplementary Data.

     Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive

Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2004 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors And Executive Officers of the Registrant.

Directors

     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance — Audit Committee” is incorporated herein by reference.

Executive Officers of the Registrant

     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	51	April 1997	President and Chief Executive Officer
Steven T. Davidson	47	August 1997	Chief Development Officer and Secretary
Jack R. Salberg	56	May 2000	Chief Operating Officer
Jack E. Polson	38	August 2002	Chief Accounting Officer
Brent Turner	39	February 2003	Vice President, Treasurer and Investor Relations

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

     Jack Salberg, Chief Operating Officer. Mr. Salberg has served as Chief Operating Officer since May 2000 and has more than 32 years of operational experience in both for-profit and non-profit health care sectors. Prior to joining us, Mr. Salberg served as President and Chief Executive Officer of Sunrise Behavioral Health, Ltd. from 1996 to 2000. In addition, Mr. Salberg served for ten years in various capacities with American Healthcorp, most recently as Senior Vice President with specific responsibilities for multi-facility contract management. Mr. Salberg also spent three years as head of Health Group, Inc.’s psychiatric division. In addition, Mr. Salberg was employed for four years with Humana Corporation as the Executive Director of a hospital and seven years with

Arden Hill Hospital, an independent hospital, as its Associate Executive Director.

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

Code of Ethics

     We adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is available on our website at www.psysolutions.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of our code of ethics granted to a director or executive officer by filing a Form 8-K disclosing the amendment or waiver within four business days.

Section 16(a) Compliance

     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 11. Executive Compensation.

     The information set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The information set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders under the caption “Independent Auditors — Audit and Non-Audit Fees” is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules.

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

3. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 34 through 36.

     (b) Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “2002 S-4 Amendment”)).

2.2	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc., as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 9, 2003).

2.3	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.4	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management, L.L.C., Brentwood, A Behavioral Health Company, L.L.C. and River Rouge, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.5	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management of MS, LLC, and Turner-Windham of Mississippi, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.6	Asset Purchase Agreement, dated April 23, 2004, by and among Psychiatric Solutions, Inc., Fort Lauderdale Hospital, Inc., Millwood Hospital, L.P., PSI Pride Institute, Inc., PSI Summit Hospital, Inc., Fort Lauderdale Hospital Management, LLC, Millwood Health, LLC, Pride Institute, LLC and Summit Health, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on June 2, 2004).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997) (the “1997 10-K”)).

Exhibit
Number	Description
4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 24, 2003 (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.4	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.5	Form of Notes (included in Exhibit 4.4).

4.6	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

10.1†	Employment Agreement between Jack R. Salberg and Psychiatric Solutions, Inc., dated as of October 1, 2002 (incorporated by reference to Exhibit 10.14 to the 2002 10-K).

10.2†	Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 6, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 10-K).

10.3†	Amendment to Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-2, filed on December 18, 2003 (Registration No. 333-110206)).

10.4*†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc.

Exhibit
Number	Description
10.5	Amended and Restated Credit Agreement, dated as of December 21, 2004, among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citicorp USA, Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, and the Lenders named a party thereto (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on December 28, 2004).

10.6	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8†	Amended and Restated Psychiatric Solutions, Inc. 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to the 2003 10-K).

10.9†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.10†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.11†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).

10.12†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.13†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Psychiatric Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
March 10, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Psychiatric Solutions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Nashville, Tennessee
March 10, 2005

PSYCHIATRIC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$33,255	$44,954
Accounts receivable, less allowance for doubtful accounts of $10,639 and $7,491, respectively	77,539	56,617
Prepaids and other	16,412	11,075

Total current assets	127,206	112,646
Property and equipment:
Land	30,461	23,088
Buildings	182,864	123,005
Equipment	20,200	10,023
Less accumulated depreciation	(15,294)	(6,527)

	218,231	149,589

Cost in excess of net assets acquired	130,079	68,970
Other assets	22,330	16,453

Total assets	$497,846	$347,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,529	$11,417
Salaries and benefits payable	27,355	13,074
Other accrued liabilities	28,668	19,979
Current portion of long-term debt	20,764	1,023

Total current liabilities	87,316	45,493
Long-term debt, less current portion	153,572	173,980
Deferred tax liability	8,020	6,762
Other liabilities	4,423	4,779

Total liabilities	253,331	231,014
Series A convertible preferred stock, $0.01 par value, 6,000 shares authorized; 4,545 shares issued and outstanding at December 31, 2003	—	25,316
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 20,468 and 11,937 issued and outstanding, respectively	205	119
Additional paid-in capital	228,044	91,423
Notes receivable from stockholders	—	(338)
Accumulated unrealized losses	—	(4)
Accumulated earnings	16,266	128

Total stockholders’ equity	244,515	91,328

Total liabilities and stockholders’ equity	$497,846	$347,658

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$487,190	$284,946	$113,912

Salaries, wages and employee benefits	265,678	147,069	62,326
Professional fees	53,258	32,466	14,373
Supplies	31,139	16,371	5,325
Rentals and leases	9,019	4,043	870
Other operating expenses	54,531	43,855	15,148
Provision for bad debts	10,874	6,315	3,681
Depreciation and amortization	9,868	5,734	1,770
Interest expense	18,964	14,781	5,564
Loss on refinancing long-term debt	6,407	4,856	86
Change in valuation of put warrants	—	960	—
Change in reserve of stockholder notes	—	(545)	92

	459,738	275,905	109,235

Income from continuing operations
before income taxes	27,452	9,041	4,677
Provision for (benefit from) income taxes	10,432	3,800	(1,007)

Income from continuing operations	17,020	5,241	5,684
Loss from discontinued operations, net of income tax benefit of $134 and $15 for 2004 and 2003, respectively	(219)	(25)	—

Net income	16,801	5,216	5,684
Accrued preferred stock dividends	663	811	—

Net income available to common stockholders	$16,138	$4,405	$5,684

Basic earnings (loss) per share:
Income from continuing operations	$1.12	$0.53	$0.93
Loss from discontinued operations	(0.01)	—	—

Net income	$1.11	$0.53	$0.93

Diluted earnings (loss) per share:
Income from continuing operations	$0.97	$0.44	$0.86
Loss from discontinued operations	(0.01)	—	—

Net income	$0.96	$0.44	$0.86

Shares used in computing per share amounts:
Basic	14,570	8,370	6,111
Diluted	17,573	11,749	6,986

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Notes	Accumulated	Accumulated
	Common Stock		Paid-In	Receivable from	Unrealized	Earnings
	Shares	Amount	Capital	Stockholders	Losses	(Deficit)	Total
Balance at December 31, 2001	4,990	$50	$19,149	$—	$—	$(9,961)	$9,238
Common stock and options issued with PMR merger	2,421	24	15,361	(259)	—	—	15,126
Value of warrants issued	—	—	330	—	—	—	330
Exercise of stock options and warrants	328	3	50	—	—	—	53
Issuance of stock options	—	—	118	—	—	—	118
Net income	—	—	—	—	—	5,684	5,684

Balance at December 31, 2002	7,739	77	35,008	(259)	—	(4,277)	30,549
Issuance of common stock	3,272	33	48,864	—	—	—	48,897
Conversion of convertible debt	538	5	4,580	—	—	—	4,585
Payment of notes receivable from stockholders with stock	(48)	—	(483)	466	—	—	(17)
Change in reserve on stockholder notes	—	—	—	(545)	—	—	(545)
Exercise of stock options and warrants	436	4	3,454	—	—	—	3,458
Unrealized loss on investments available for sale	—	—	—	—	(4)	—	(4)
Net income available to common stockholders	—	—	—	—	—	4,405	4,405

Balance at December 31, 2003	11,937	119	91,423	(338)	(4)	128	91,328
Issuance of common stock	3,285	33	104,658	—	—	—	104,691
Conversion of series A convertible preferred stock	4,814	48	25,867	—	—	—	25,915
Payment on notes receivable from stockholders	—	—	—	338	—	—	338
Exercise of stock options and warrants	432	5	6,096	—	—	—	6,101
Unrealized gain on investments available for sale	—	—	—	—	4	—	4
Net income available to common stockholders	—	—	—	—	—	16,138	16,138

Balance at December 31, 2004	20,468	$205	$228,044	$—	$—	$16,266	$244,515

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net income	$16,801	$5,216	$5,684
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	9,868	5,734	1,770
Provision for doubtful accounts	10,874	6,315	3,681
Amortization of loan costs	691	1,478	419
Loss on refinancing long-term debt	6,407	4,856	—
Change in income tax assets and liabilities	6,920	2,809	(1,007)
Change in valuation of put warrants	—	960	—
(Release of) additional reserve on stockholder notes	—	(545)	92
Loss from discontinued operations, net of taxes	219	25	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,075)	(11,709)	(1,348)
Prepaids and other current assets	2,200	2,213	(399)
Accounts payable	(5,176)	(1,979)	(2,523)
Salaries and benefits payable	5,756	1,365	1,504
Accrued liabilities and other liabilities	(628)	1,304	(70)
Other	—	286	1,119

Net cash provided by continuing operating activities	39,857	18,328	8,922

Investing activities:
Cash (paid for) acquired in acquisitions, net of cash acquired or paid	(136,495)	(100,424)	6,243
Capital purchases of leasehold improvements, equipment and software	(17,216)	(5,755)	(1,470)
Sale (purchase) of long-term securities	953	(971)	—
Other assets	(1,301)	(908)	(612)

Net cash (used in) provided by investing activities	(154,059)	(108,058)	4,161

(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Financing activities:
Net principal (payments) borrowings on long-term debt	$(810)	$61,980	$(11,772)
Payment of loan and issuance costs	(2,300)	(1,998)	(234)
Refinancing of long-term debt	(3,844)	(1,410)	—
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	—	24,505	—
Proceeds from secondary offering of common stock, net of issuance costs	104,691	48,897	—
Proceeds from exercises of common stock options	4,428	318	53
Proceeds from repayment of stockholder notes	338	—	—

Net cash provided by (used in) financing activities	102,503	132,292	(11,953)

Net (decrease) increase in cash	(11,699)	42,562	1,130
Cash and cash equivalents at beginning of the year	44,954	2,392	1,262

Cash and cash equivalents at end of the year	$33,255	$44,954	$2,392

Supplemental Cash Flow Information:
Interest paid	$18,821	$13,017	$3,905

Income taxes paid	$3,354	$318	$—

Effect of Acquisitions:
Assets acquired, net of cash acquired	$148,345	$201,525	$34,868
Liabilities assumed	(11,850)	(37,336)	(8,862)
Common stock and stock options issued	—	—	(15,385)
Long-term debt issued	—	(63,765)	(16,864)

Cash paid for (acquired in) acquisitions, net of cash acquired or paid	$136,495	$100,424	$(6,243)

Significant Non-cash Transactions:
Issuance of common stock upon conversion of series A convertible preferred stock	$25,915	$—	$—

Refinancing of long-term debt	$2,563	$3,446	$—

Deferred tax asset recorded to recognize income tax effect of stock option exercises	$2,483	$186	$—

Financing of loan costs	$—	$9,172	$2,004

Issuance of common stock upon conversion of convertible debt	$—	$4,588	$—

Issuance of common stock upon exercise of warrants	$—	$2,979	$—

Issuance of detachable stock warrants as consideration for subordinated debt financing	$—	$—	$2,018

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. Summary of Significant Accounting Policies

  Description of Business

Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation with its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities segment, we operate 34 owned or leased inpatient behavioral health care facilities with approximately 4,000 beds in 19 states. In addition, through our management contract segment, we manage 41 inpatient behavioral health care units for third parties and 8 inpatient behavioral health care facilities for government agencies.

  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office were approximately 3% of net revenue for the year ended December 31, 2004.

The consolidated financial statements include the accounts of Psychiatric Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

  Cash and Cash Equivalents

Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2004, the majority of our cash is deposited with one financial institution. Cash equivalents are short-term investments with original maturities of three months or less.

  Accounts Receivable

Accounts receivable vary according to the type of service being provided. Accounts receivable for our management contract segment is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated bad debts. Concentration of credit risk is reduced by the large number of customers.

Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of contractual adjustments and estimated bad debts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 11% and 13% of net patient receivables for our owned and leased inpatient facilities at December 31, 2004 and 2003, respectively. Medicaid comprised approximately 31% and 40% of net patient receivables for our owned and leased inpatient facilities at December 31, 2004 and 2003, respectively. Concentration of credit risk from other payers is reduced by the large number of patients and payers.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

  Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2004, we had a deferred tax asset of approximately $8.7 million in prepaids and other on our consolidated balance sheet.

  Long-Lived Assets
  Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $8.8 million and $4.7 million for the years ended December 31, 2004 and 2003, respectively.

  Cost in Excess of Net Assets Acquired (Goodwill)

We account for acquisitions using the purchase method of accounting. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment test of goodwill in 2004 resulted in no goodwill impairment.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in thousands):

Balance at December 31, 2002	$28,822
Acquisition of The Brown Schools	17,377
Acquisition of Ramsay Youth Services	19,161
Acquisition of Alliance Health Center	1,755
Acquisition of Calvary Center	4,114
Valuation of contracts acquired from PMR	(3,187)
Other	928

Balance at December 31, 2003	$68,970
Acquisition of Brentwood	3,956
Acquisition of Palmetto	5,349
Acquisition of Heartland	44,714
Acquisition of Piedmont	5,703
Acquisition of Alliance Behavioral	7,552
Release of deferred tax asset valuation allowance	(6,684)
Other	519

Balance at December 31, 2004	$130,079

  Other Assets

Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over five years. At December 31, 2004 and 2003, contracts totaled $2.1 million and $2.9 million and are net of accumulated amortization of $1.3 million and $1.9 million, respectively. Amortization expense related to contracts was $987,000 and $944,000 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense for the years ended December 31, 2005, 2006, 2007 and 2008 of contracts is $704,000, $704,000, $704,000 and $17,000, respectively.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs reported at December 31, 2004 and 2003 are net of accumulated amortization of $966,000 and $1.6 million, respectively. During January 2004, we terminated our revolving line of credit with CapSource and associated loan costs and accumulated amortization of $3.8 million and $1.3 million, respectively, were written-off.

  Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 had no material impact on our results of operations or financial position. We have included the required disclosures below and in Note 10.

We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as more fully described in Note 10. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We will begin expensing stock options in the third quarter of 2005 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”). See Recent Accounting Pronouncements for a discussion of SFAS 123R.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. During 2004, 2003 and 2002, we granted 710,000, 713,000 and 515,000 stock options, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model.

The following weighted-average assumptions were used in the respective pricing models:

	2004	2003	2002
Risk-free interest rate	3.17%	2.79%	3.11%
Volatility	31.87%	51.99%	111.70%
Expected life	5.2	5.6	4.9
Dividend yield	0.00%	0.00%	0.00%

     The weighted-average fair value of options granted is presented in the following table:

	2004	2003	2002
Exercise Price equal to Market Price	$7.33	$5.05	$4.41
Exercise Price less than Market Price	$—	$—	$3.74
Exercise Price greater than Market Price	$—	$5.04	$2.56

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

	2004	2003	2002
Net income available to common stockholders (1)	$16,138	$4,405	$5,684
Pro forma compensation expense from stock options	1,467	605	127

Pro forma net income	$14,671	$3,800	$5,557

Basic earnings per share:
As reported	$1.11	$0.53	$0.93
Pro forma	$1.01	$0.45	$0.91
Diluted earnings per share:
As reported	$0.96	$0.44	$0.86
Pro forma	$0.87	$0.39	$0.84

(1)	Net income available to common stockholders reflects stock compensation expense of $118,000 for the year ended December 31, 2002, for stock options granted with exercise prices below market price during 2002.

     Derivatives

During 2004 we entered into two interest rate swap agreements to manage our exposure to fluctuations in interest rates that effectively convert $50 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), we have designated our interest rate swap agreements as fair value hedges. Accordingly, the changes in the fair value of the interest rate swaps are recorded in interest expense. If our derivatives were deemed to be cash flow hedges under SFAS 133, changes in the fair value of the derivatives would be recognized as other comprehensive income and recorded to the income statement in the period when the hedged item affects earnings. We believe our interest rate swap agreements to be highly effective in offsetting fair value changes in our hedged fixed-rate long-term debt.

     Risk Management

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay Youth Services, Inc. (“Ramsay”), we had two distinct insurance programs that covered our inpatient facilities. Prior to December 31, 2004, all of our inpatient facilities except those acquired from Ramsay, had professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we had professional and general liability insurance in umbrella form for claims in excess of $500,000 with an insured limit of $26.0 million. These plans were combined, effective December 31, 2004, to cover all of our operations for professional and general liability in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The self-insured reserves for professional and general liability claims are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. We believe that our insurance coverage conforms to industry standards. There are no assurances, however, that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. The reserve for professional and general liability was approximately $4.9 million and $4.2 million as of December 31, 2004 and 2003, respectively.

We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory worker’s compensation program is fully insured with a $350,000 deductible per incident, which is funded and managed through a rent-a-captive arrangement. We believe that adequate provision has been made for workers compensation and professional and general liability risk exposures. The reserve for workers’ compensation liability was approximately $5.4 million and $3.3 million as of December 31, 2004 and 2003, respectively.

     Fair Value of Financial Instruments

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. At December 31, 2004, the carrying value and fair

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

value of our 10 5/8% senior subordinated notes was approximately $150 million and $173 million, respectively. Based upon the borrowing rates currently available to us, the carrying amounts reported in the accompanying Consolidated Balance Sheets for other long-term debt approximate fair value.

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

Recent Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. The effective date is the first interim reporting period beginning after June 15, 2005. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in accordance with SFAS 123R in the third quarter of 2005. Exclusive of future grants of equity instruments to employees, we do not expect the impact of adopting SFAS 123R to be materially different than the amount disclosed in the stock-based compensation section of this Note.

2. Revenue

Revenue consists of the following amounts (in thousands):

	December 31,
	2004	2003	2002
Patient service revenue	$419,299	$223,340	$81,929
Management fee revenue	67,891	61,606	31,983

Total revenue	$487,190	$284,946	$113,912

Net Patient Service Revenue

Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates, regardless of whether collection in full is expected. Net patient service revenue includes amounts we estimate to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. The effect of other arrangements for providing services at less than established rates is also reported as deductions from patient service revenue. During the years ended December 31, 2004 and 2003, approximately 37% and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

32% of our revenues related to patients participating in the Medicaid program. During the years ended December 31, 2004 and 2003, approximately 12% of our revenues related to patients participating in the Medicare program.

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

Our revenue is particularly sensitive to regulatory and economic changes in the State of Texas. As of December 31, 2004, 2003 and 2002, we operated eight, seven and three inpatient facilities in Texas, respectively. We generated approximately 27%, 34% and 50% of our revenue from our Texas operations for the years ended December 31, 2004, 2003 and 2002, respectively.

Management Contract Revenue

Revenue is recorded as management contract revenue for our inpatient management contract segment. Our inpatient management contract segment receives contractually determined management fees from hospitals and clinics for providing inpatient psychiatric management and development services.

Our management contract revenue is sensitive to regulatory and economic changes in the State of Florida because, as of December 31, 2004 and 2003, we managed six inpatient facilities for the Florida Department of Juvenile Justice. We generated approximately 4% and 3% of our revenue for the years ended December 31, 2004 and 2003 from our management contracts for the Florida Department of Juvenile Justice. Our management contract revenue is also sensitive to regulatory and economic changes in the State of Tennessee because of the contract to provide case management services in and around Nashville, Tennessee. This contract generated approximately 4% and 8% of our revenue for the years ended December 31, 2004 and 2003, respectively. There were no individual or groups of affiliated contracts in 2002 that provided a significant concentration of our management contract revenue.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

	Year ended December 31,
	2004	2003	2002
Numerator:
Basic earnings per share:
Income from continuing operations	$17,020	$5,241	$5,684
Accrued dividends on series A convertible preferred stock	663	811	—

Income from continuing operations used in computing basic earnings per share	16,357	4,430	5,684
Loss from discontinued operations, net of taxes	(219)	(25)	—

Net income available to common stockholders	$16,138	$4,405	$5,684

Diluted earnings per share:
Income from continuing operations	$17,020	$5,241	$5,684
Add: Interest expense on convertible notes	—	—	324

Income from continuing operations used in computing diluted earnings per share	17,020	5,241	6,008
Loss from discontinued operations, net of taxes	(219)	(25)	—

Net income used in computing diluted earnings per share	$16,801	$5,216	$6,008

Denominator:
Weighted average shares outstanding for basic earnings per share	14,570	8,370	6,111
Effects of dilutive stock options and warrants outstanding	569	431	453
Effect of dilutive convertible debt outstanding	—	—	422
Effect of dilutive series A convertible preferred stock outstanding	2,434	2,948	—

Shares used in computing diluted earnings per common share	17,573	11,749	6,986

Basic earnings (loss) per share:
Income from continuing operations	$1.12	$0.53	$0.93
(Loss) income from discontinued operations, net of taxes	(0.01)	—	—

	$1.11	$0.53	$0.93

Diluted earnings (loss) per share:
Income from continuing operations	$0.97	$0.44	$0.86
(Loss) income from discontinued operations, net of taxes	(0.01)	—	—

	$0.96	$0.44	$0.86

Diluted earnings per share for the year ended December 31, 2003 does not include the potential dilutive effect of debt outstanding which was convertible into 106,000 shares of our common stock, respectively, as the effect would be anti-dilutive. Interest expense related to this convertible debt was approximately $124,000 for the year ended December 31, 2003.

4. Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2004, we exited three of our contracts to manage state-owned facilities in Florida. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.

The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

	Year Ended December 31,
	2004	2003
Revenue	$10,683	$8,720

Salaries, wages and employee benefits	7,865	6,430
Professional fees	982	827
Supplies	907	703
Rentals and leases	151	66
Other operating expenses	1,113	715
Depreciation and amortization	18	19

	11,036	8,760

Loss from discontinued operations before income taxes	(353)	(40)
Benefit from income taxes	(134)	(15)

Loss from discontinued operations, net of income taxes	$(219)	$(25)

5. Acquisitions

     2004 ACQUISITIONS

During 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”), all of the membership interests of Palmetto Behavioral Health System, L.L.C. (“Palmetto”), an operator of two inpatient behavioral health care facilities, four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”), an inpatient behavioral health care facility from Piedmont Behavioral Health Center LLC (“Piedmont”) and a system of inpatient behavioral health care facilities from Alliance Behavioral Health Group (“Alliance Behavioral”). These acquisitions were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. As the acquisition of Palmetto involved the acquisition of membership interests, the goodwill associated with this acquisition is not deductible for federal income tax purposes. The goodwill associated with the other acquisitions during 2004 is deductible for federal income tax purposes.

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

					Alliance
2004	Brentwood	Palmetto	Heartland	Piedmont	Behavioral	Total
Assets acquired:
Accounts receivable	$4,086	$1,703	$8,637	$748	$2,548	$17,722
Other current assets	214	593	166	65	34	1,072
Fixed assets	27,868	4,877	17,563	4,970	4,328	59,606
Costs in excess of net assets acquired	3,956	5,349	44,714	5,703	7,552	67,274
Other assets	1,899	4	30	—	111	2,044

	38,023	12,526	71,110	11,486	14,573	147,718
Liabilities assumed	7,087	1,774	4,481	505	1,353	15,200

Cash paid, net of cash acquired	$30,936	$10,752	$66,629	$10,981	$13,220	$132,518

At December 31, 2004, we have accrued approximately $5 million for an earn-out related to the acquisition of Brentwood. We expect to pay this amount in the second quarter of 2005. The purchase price allocations for Brentwood and Heartland are preliminary pending final measurement of certain assets and liabilities related to these acquisitions.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

		The Brown
2003	Ramsay	Schools	Alliance	Calvary	Total
Assets acquired:
Accounts receivable	$18,396	$11,367	$1,901	$70	$31,734
Other current assets	7,228	1,046	139	20	8,433
Fixed assets	53,050	43,756	14,460	36	111,302
Costs in excess of net assets acquired	19,161	17,377	1,755	4,114	42,407
Other assets	1,496	591	—	9	2,096

	99,331	74,137	18,255	4,249	195,972
Liabilities assumed	18,536	9,601	4,229	3,591	35,957
Long-term debt issued	—	51,171	12,594	—	63,765

Cash paid, net of cash acquired	$80,795	$13,365	$1,432	$658	$96,250

     2002 ACQUISITIONS

During 2002, we acquired one free-standing inpatient psychiatric hospital in Illinois (Riveredge Hospital). Also during 2002, we merged with PMR, a developer and manager of specialized mental health programs and disease management services designed to treat individuals diagnosed with a serious mental illness. The acquisition of Riveredge Hospital and merger with PMR were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. As these transactions involved the acquisition of stock, the goodwill associated with these acquisitions is not deductible for federal income tax purposes. The purchase of Riveredge Hospital included an escrow arrangement whereby we deposited $4.5 million of the purchase price with an escrow agent. The escrowed funds will be released to the seller upon satisfaction of certain earnings targets and indemnification by the seller of certain claims and cost report settlements. Any claims by us on these escrowed funds would affect the purchase price. Approximately $1.5 million of these funds were released during 2002.

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

The purchase price allocation for PMR was completed during the quarter ended March 31, 2003, with the valuation of identifiable

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

intangible assets acquired in the merger and related deferred tax liability.

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

	2004	2003	2002
Revenues	$532,826	$508,425	$362,283
Net income available to common stockholders	18,896	11,688	6,912

Earnings per common share, basic	$1.30	$1.40	$1.13

The pro forma information for the years ended December 31, 2004 and 2003 includes losses from refinancing long-term debt of approximately $6.4 million and $4.9 million, respectively. The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

6. Long-term debt

Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
10 5/8% senior subordinated notes	$150,000	$150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,611	23,833
Subordinated seller notes with varying maturities	369	1,170
Other	356	—

	174,336	175,003
Less current portion	20,764	1,023

Long-term debt	$153,572	$173,980

Senior Credit Facility

On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a revolving credit facility of up to $50 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On December 21, 2004, our credit agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due December 21, 2009. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2004, we had no borrowings outstanding under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Prior to the amended and restated agreement on December 21, 2004 we were required to pay a utilization fee of 0.25% per annum on the unused portion of the revolving credit facility when the balance of outstanding borrowings under the revolving credit facility were less than one-third of the borrowings allowed under the agreement. Commitment and utilization fees were approximately $260,000 for the year ended December 31, 2004.

Our revolving credit facility contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of December 31, 2004, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

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

On December 15, 2004, we provided the required binding notice to holders of our 10 5/8% senior subordinated notes that we would repay $50 million of the notes and, on January 14, 2005, we paid the holders $50 million plus a 10 5/8% penalty and accrued interest. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. As a result of this notice of redemption and subsequent payment, we have classified $20 million of the 10 5/8% senior subordinated notes as current portion of long-term debt.

Mortgage Loans

During 2002 and 2003 we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65% and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $22 million at December 31, 2004.

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

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9% for the year ended December 31, 2000. Principal on this note is payable in five equal annual installments beginning April 1, 2001. Accrued interest is due and payable on the first day of each calendar quarter beginning July 1, 2000. The principal amount we owe on this note is $80,000 at December 31, 2004.

In connection with two acquisitions in 2001, we issued two promissory notes totaling $4.5 million. A $2.5 million note bore interest at 9% per annum and matured June 30, 2002. A $2.0 million note bears interest at 9% per annum and matures June 30, 2005, with periodic principal and interest payments due beginning September 30, 2002. The principal amount we owe on this note is approximately $290,000 at December 31, 2004.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

These subordinated seller notes contain customary covenants which include a cross-default covenant with the occurrence of a default of any indebtedness of at least $1,000,000 held by any creditor. As of December 31, 2004, we were in compliance with these covenants.

Subordinated Convertible Notes

In connection with an acquisition during May 2000, we issued subordinated convertible notes in the amount of $3.6 million. The principal amount of these convertible notes and the interest thereon was converted into 537,908 shares of our common stock in April and May 2003, based on a conversion price of $8.53 per share.

Other

The aggregate maturities of long-term debt are as follows (in thousands):

2005	$20,764
2006	444
2007	263
2008	279
2009	295
Thereafter	152,291

Total	$174,336

7. Series A Convertible Preferred Stock

In conjunction with our acquisitions of The Brown Schools and Ramsay, we issued 4,545,454 shares of our series A convertible preferred stock for $25.0 million in equal installments in April and June of 2003. Each share of series A convertible preferred stock was convertible into one share of our common stock. Holders of our series A convertible preferred stock were entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005 and 7% per share of the original share price thereafter. Because we may have been required to redeem the series A convertible preferred stock upon certain change of control events that may not have been within our control, the series A convertible preferred stock were classified outside of our permanent stockholders’ equity. During the year ended December 31, 2004, the holders of our series A convertible preferred stock converted all shares of series A convertible preferred stock and related accrued dividends into 4,813,470 shares of our common stock.

8. Leases

At December 31, 2004, future minimum lease payments under leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2005	$5,670
2006	5,085
2007	3,847
2008	3,275
2009	3,126
Thereafter	16,526

Total	$37,529

9. Income Taxes

Total income tax for the years ended December 31, 2004 and 2003 was allocated as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

	2004	2003	2002
Provision for (benefit from) income taxes attributable to income from continuing operations	$10,432	$3,800	$(1,007)
Benefit from income taxes attributable to loss from discontinued operations	(134)	(15)	—

Total provision for (benefit from) income taxes	$10,298	$3,785	$(1,007)

The provision for (benefit from) income taxes attributable to income from continuing operations consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$10,117	$—	$—
State	1,659	421	323

	11,776	421	323

Deferred:
Federal	(1,279)	3,372	(1,192)
State	(244)	7	(138)
Foreign	179	—	—

	(1,344)	3,379	(1,330)

Provision for income taxes	$10,432	$3,800	$(1,007)

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to income from continuing operations is as follows (in thousands):

	2004	2003	2002
Federal tax	$9,609	$3,074	$1,590
State income taxes (net of federal)	919	282	179
Change in valuation allowance	—	—	(2,809)
Other	(96)	444	33

Provision for (benefit from) income taxes	$10,432	$3,800	$(1,007)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,491	$17,711
Allowance for doubtful accounts	2,550	1,955
Capital loss carryforwards	—	445
Alternative minimum tax credit carryovers	1,244	1,150
Accrued Liabilities	8,270	3,498
Other	18	—

Total gross deferred tax assets	27,573	24,759
Less: Valuation allowance	(3,435)	(11,283)

Total deferred tax assets	24,138	13,476
Deferred tax liabilities:
Intangible assets	(8,048)	(6,867)
Property and equipment	(15,002)	(13,201)
Other	(453)	(170)

Net deferred tax asset (liability)	$635	$(6,762)

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Current accounting standards generally accepted in the United States (“GAAP”) require that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have established a valuation allowance of $3.4 million and $11.3 million at December 31, 2004 and 2003, respectively. The valuation allowances at December 31, 2004 and 2003 relate primarily to deferred tax assets acquired in the Ramsay and PMR acquisitions. The 2004 reduction in valuation allowance for deferred tax assets was primarily the release to goodwill of valuation allowances on net operating loss carryforwards established at the acquisition of Ramsay and the expiration of capital loss carryforwards which had been reserved.

As of December 31, 2004, we had federal net operating loss carryforwards of $34.6 million expiring in the years 2012 through 2023, state net operating loss carryforwards of $47.1 million expiring in various years through 2024, foreign net operating loss carryforwards of $4.9 million expiring through 2023 and an alternative minimum tax credit carryover of approximately $1.2 million available to reduce future federal income taxes. As of December 31, 2004 and 2003, we also had approximately $5.6 million and $400,000, respectively, in income tax payable, which is included in other accrued current liabilities in the accompanying consolidated balance sheets.

10. Stock Option Plans

Upon the merger with PMR on August 5, 2002, we acquired PMR’s 1997 Equity Incentive Plan, which was subsequently renamed the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan was amended and restated at our 2004 Annual Meeting of Stockholders to increase the number of shares of our common stock subject to grant under the Equity Incentive Plan to 2,933,333 from 2,233,333. Under the Equity Incentive Plan, options may be granted for terms of up to ten years and are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of incentive stock options and nonqualified options shall not be less than 100% and 85%, respectively, of the fair market value of the common shares on the trading day immediately preceding the date of grant.

Also upon the merger with PMR, we acquired PMR’s Outside Directors’ Non-qualified Stock Option Plan of 1992, which was subsequently renamed the Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for a grant of 4,000 stock options at each annual meeting of stockholders to each outside director at the fair market value of our common shares on the trading day immediately preceding the date of grant. The options vest 25% on the grant date and 25% on the succeeding three anniversaries of the grant date. Options for a maximum of 341,667 shares may be granted under the Directors’ Plan.

During 2002, we recognized $118,000 compensation expense related to stock options issued to certain officers and employees with exercise prices below fair market value. No options with exercise prices below fair market value were granted during 2004 or 2003.

Stock option activity, including options granted for acquisitions, is as follows (number of options in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

			Weighted
	Number		Average
	of	Option	Exercise
	Options	Exercise Price	Price
Balance at December 31, 2001	214	$0.87 to $3.04	$2.08
Granted	515	$0.87 to $5.50	$5.07
Stock options acquired	408	$4.50 to $30.00	$17.10
Canceled	(26)	$0.87 to $29.25	$4.28
Exercised	(38)	$0.87 to $3.04	$1.14

Balance at December 31, 2002	1,073	$0.87 to $30.00	$9.21
Granted	713	$5.05 to $13.75	$10.77
Canceled	(83)	$0.87 to $30.00	$11.38
Exercised	(64)	$0.87 to $9.56	$4.92

Balance at December 31, 2003	1,639	$0.87 to $30.00	$9.94
Granted	710	$19.95 to $26.19	$21.29
Canceled	(124)	$3.04 to $30.00	$13.61
Exercised	(459)	$0.87 to $30.00	$11.72

Balance at December 31, 2004	1,766	$0.87 to $30.00	$13.78

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2004 (number of options in thousands).

	Options Outstanding		Options Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual	Exercise	Number
Exercise Prices	Outstanding	Life (in years)	Price	Exercisable
$0.87 to $4.99	78	4.9	$1.61	76
$5.00 to $9.99	576	7.6	$5.90	239
$10.00 to $14.99	377	8.7	$13.28	95
$15.00 to $19.99	157	8.8	$19.88	8
$20.00 to $24.99	502	8.4	$21.15	128
$25.00 to $30.00	76	7.5	$30.00	17

$0.87 to $30.00	1,766	8.0	$10.98	563

11. Employee Benefit Plan

We sponsor the Psychiatric Solutions, Inc. Retirement Savings Plan (the “Plan”). The Plan is a tax-qualified profit sharing plan with a cash or deferred arrangement whereby employees who have completed three months of service and are age 21 or older are eligible to participate. The Plan allows eligible employees to make contributions of 1% to 85% of their annual compensation, subject to annual limitations. The Plan enables us to make discretionary contributions into each participants’ account that fully vest over a four year period based upon years of service.

12. Contingencies and Health Care Regulation

     Contingencies

     We are subject to various claims and legal actions which arise in the ordinary course of business. We have professional liability insurance to protect against such claims or legal actions. We believe the ultimate resolution of such matters will be adequately covered by insurance and will not have a material adverse effect on our financial position or results of operations.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

We have acquired and may continue to acquire professional corporations with prior operating histories. Acquired corporations may have unknown or contingent liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although we attempt to assure ourselves that no such liabilities exist and obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.

13. Related Party Transactions

Joey Jacobs, our Chief Executive Officer, served as a member of the board of directors of Stones River Hospital until the first quarter of 2003, a hospital in which we manage a psychiatric unit pursuant to a management agreement. The term of the third amendment to the management agreement is two years, and automatically renews for one year terms unless terminated by either party. Total revenue from this management agreement was $783,000 for the year ended December 31, 2003. We believe the terms of the management agreement are consistent with management agreements negotiated at arms-length.

Jack Salberg, our Chief Operating Officer, served as a minority owner and member of the board of directors of the entity which owned Riveredge Hospital prior to our acquisition of it in July 2002. Mr. Salberg disclosed his interest to the board of directors and was not directly involved in the negotiations to acquire the hospital. We believe that the purchase price paid for the Riveredge acquisition constituted our best estimate of fair value. All terms were negotiated on an arms-length basis.

Edward Wissing, one of our outside directors, occasionally provided advisory and consulting services during 2002 to Brentwood Capital Advisors, our financial advisor. Mr. Wissing also was a party to a consulting arrangement with Brentwood Capital pursuant to which he provided certain consulting services. According to the terms of this consulting arrangement, Mr. Wissing received a fixed

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

consulting fee of $5,000 per month beginning in August 2002 and ending in May 2003.

In January 2000, PMR loaned Mark. P. Clein, PMR’s chief executive officer at the time and currently one of our directors, $467,500 pursuant to promissory notes for the purchase of stock in connection with the exercise of stock options (the “Stock Notes”). The Stock Notes, due December 31, 2004, bear interest at the rate of 6.21% per annum and are with recourse in addition to being secured by stock under pledge agreements. PMR also received promissory notes from Mr. Clein for up to $257,208 for tax liabilities related to the purchase of such stock (the “Tax Notes”). The Tax Notes, due December 31, 2004, bear interest at the rate of 6.21% and are secured by stock pledges, but are otherwise without recourse. During the third quarter of 2004, Mr. Clien repaid the remaining principal balance of $338,000 on the Stock Notes and Tax Notes.

Joseph P. Donlan, a former director of the Company, is the co-manager of the 1818 Fund. On June 28, 2002, we entered into a securities purchase agreement with the 1818 Fund where the 1818 Fund agreed to purchase up to $20 million of senior subordinated notes with detachable warrants. At the closing on June 28, 2002, a total of $10 million of the senior subordinated notes were issued. On June 30, 2003, we repaid principal of $10 million, accrued interest and a prepayment penalty of 3% to the 1818 Fund with proceeds from our issuance of 10 5/8% senior subordinated notes, and we no longer have the ability to borrow under the Securities Purchase Agreement with the 1818 Fund.

On February 4, 2003, our stockholders approved the private placement of $25 million of series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and the 1818 Fund. The 1818 Fund invested an aggregate of $1 million and received an aggregate of 181,818 shares of series A convertible preferred stock. Oak Investment Partners invested an aggregate of $20 million and received an aggregate of 3,636,364 shares of series A convertible preferred stock. Salix Ventures invested an aggregate of $4 million and received an aggregate of 727,272 shares of series A convertible preferred stock. One half of the series A convertible preferred stock was issued on April 1, 2003. The other half was issued on June 19, 2003. The 1818 Fund, Oak Investment Partners and Salix Ventures each had a representative who was a member of our board of directors when we sold the series A convertible preferred stock. The proceeds of the sale of the series A convertible preferred stock were used to acquire Ramsay, six facilities from The Brown Schools, and to pay down a portion of our long-term debt. During 2004, the holders of series A convertible preferred stock converted all outstanding shares of series A convertible preferred stock and related pay-in-kind dividends into 4,813,470 shares of our common stock.

Currently we lease 7,745 square feet of office space from a company in which Dr. Richard Treadway, the former chairman of our board of directors, is a minority investor. The lease was entered into in October 2001 and has a term of approximately six years. The annual rent under this lease is approximately $158,000. We believe the terms of this lease are at fair market value. We currently sublease this space to a third party.

14. Disclosures About Reportable Segments

In accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of December 31, 2004, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 27 owned and 7 leased inpatient facilities in 19 states. The management contracts segment provides inpatient psychiatric management and development services to 41 inpatient behavioral health units in hospitals and clinics in 15 states and provides mental health and behavioral health services to 8 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

the periods indicated (dollars in thousands):

Year ended December 31, 2004

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$419,299	$67,891	$—	$487,190

Adjusted EBITDA	$66,309	$11,021	$(14,639)	$62,691
Interest expense, net	19,645	(15)	(666)	18,964
Provision for income taxes	2,737	—	7,695	10,432
Depreciation and amortization	8,353	1,155	360	9,868
Inter-segment expenses	11,471	3,330	(14,801)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Total other expenses	—	—	6,407	6,407

Income (loss) from continuing operations	$24,103	$6,551	$(13,634)	$17,020

Total assets	$402,953	$33,917	$60,976	$497,846

Capital expenditures	$15,632	$—	$1,584	$17,216

Cost in excess of net assets acquired	$106,313	$23,766	$—	$130,079

Year ended December 31, 2003

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$223,340	$61,606	$—	$284,946

Adjusted EBITDA	$30,801	$11,365	$(7,339)	$34,827
Interest expense, net	6,996	92	7,693	14,781
Provision for income taxes	2,165	73	1,562	3,800
Depreciation and amortization	4,410	1,135	189	5,734
Inter-segment expenses	5,639	1,432	(7,071)	—
Other expenses:
Loss on refinancing long-term debt	—	—	4,856	4,856
Change in valuation of put warrants	—	—	960	960
Change in reserve of stockholder notes	—	(545)	—	(545)

Total other expenses	—	(545)	5,816	5,271

Income (loss) from continuing operations	$11,591	$9,178	$(15,528)	$5,241

Total assets	$246,526	$35,599	$65,533	$347,658

Capital expenditures	$5,516	$—	$239	$5,755

Cost in excess of net assets acquired	$45,093	$23,877	$—	$68,970

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Year ended December 31, 2002

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$81,929	$31,983	$—	$113,912

Adjusted EBITDA	$9,343	$7,082	$(4,118)	$12,307
Interest expense	3,375	325	1,864	5,564
Provision for (benefit from) income taxes	—	324	(1,331)	(1,007)
Depreciation and amortization	1,286	379	105	1,770
Inter-segment expenses	3,149	902	(4,051)	—
Other expenses:
Stock compensation expense	—	—	118	118
Loss on refinancing long-term debt	—	—	86	86
Change in reserve of stockholder notes	—	92	—	92

Total other expenses	—	92	204	296

Income (loss) from continuing operations	$1,533	$5,060	$(909)	$5,684

Total assets	$51,004	$33,012	$6,122	$90,138

Capital expenditures	$677	$171	$622	$1,470

Cost in excess of net assets acquired	$1,238	$27,580	$4	$28,822

15. Other Information

A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$3,940	3,681	461	2,798	$5,284
Year ended December 31, 2003	$5,284	6,315	4,338	8,446	$7,491
Year ended December 31, 2004	$7,491	10,874	3,253	10,979	$10,639

(1)	Allowances as a result of acquisition.

16. Quarterly Information (Unaudited)

As discussed in Note 4, we exited three of our contracts to manage state-owned facilities in Florida during 2004 which have been accounted for as discontinued operations in accordance with SFAS 144. Accordingly, the operations of these contracts, net of income tax, have been presented as discontinued operations and all prior quarterly data has been reclassified. Summarized results for each quarter in the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter
2004

Revenue	$103,430	$116,936	$131,591	$135,233
Income from continuing operations	$107	$5,277	$5,346	$6,290
Net (loss) income available to common stockholders	$(360)	$4,923	$5,215	$6,360

Earnings per share:
Basic	$(0.03)	$0.35	$0.35	$0.37
Diluted	$(0.03)	$0.29	$0.31	$0.35

2003

Revenue	$37,104	$57,438	$93,923	$96,481
Income (loss) from continuing operations	$789	$(594)	$2,307	$2,739
Net income (loss) available to common stockholders	$789	$(771)	$2,103	$2,284

Earnings per share:
Basic	$0.10	$(0.09)	$0.24	$0.26
Diluted	$0.10	$(0.09)	$0.18	$0.19

In the first quarter of 2004, we incurred a loss on refinancing long-term debt of approximately $6.4 million in conjunction with the termination of our credit agreement with CapSource. In the second quarter of 2003, we incurred a loss on refinancing long-term debt of approximately $4.6 million in conjunction with early repayments of portions of our long-term debt with proceeds from our issuance of $150 million in 10 5/8% senior subordinated notes.

17. Financial Information for the Company and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$30,792	$2,463	$—	$33,255
Accounts receivable, net	—	77,539	—	—	77,539
Prepaids and other	—	15,437	975	—	16,412

Total current assets	—	123,768	3,438	—	127,206
Property and equipment, net of accumulated depreciation	—	196,152	30,155	(8,076)	218,231
Cost in excess of net assets acquired	—	130,079	—	—	130,079
Investment in subsidiaries	160,065	—	—	(160,065)	—
Other assets	6,791	11,974	3,565	—	22,330

Total assets	$166,856	$461,973	$37,158	$(168,141)	$497,846

Current Liabilities:
Accounts payable	$—	$10,529	$—	$—	$10,529
Salaries and benefits payable	—	27,355	—	—	27,355
Other accrued liabilities	1,162	27,383	1,682	(1,559)	28,668
Current portion of long-term debt	20,529	—	235	—	20,764

Total current liabilities	21,691	65,267	1,917	(1,559)	87,316
Long-term debt, less current portion	130,195	—	23,377	—	153,572
Deferred tax liability	—	8,020	—	—	8,020
Other liabilities	3,325	(461)	—	1,559	4,423

Total liabilities	155,211	72,826	25,294	—	253,331
Stockholders’ equity:
Total stockholders’ equity	11,645	389,147	11,864	(168,141)	244,515

Total liabilities and stockholders’ equity	$166,856	$461,973	$37,158	$(168,141)	$497,846

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Balance Sheet
As of December 31, 2003
(Dollars in thousands)

		Combined				Total
		Subsidiary	Combined Non-		Consolidating	Consolidated
	Parent	Guarantors	Guarantors		Adjustments	Amoun
Current Assets:
Cash and cash equivalents	$—	$43,456	$1,498		—	$44,954
Accounts receivable, net	—	56,617	—		—	56,617
Prepaids and other	—	11,056	19		—	11,075

Total current assets	—	111,129	1,517		—	112,646
Property and equipment, net of accumulated depreciation	—	126,879	31,029		(8,319)	149,589
Cost in excess of net assets acquired	—	68,970	—		—	68,970
Investment in subsidiaries	199,154	—	—		(199,154)	—
Other assets	7,731	4,769	3,953		—	16,453

Total assets	$206,885	$311,747	$36,499		$(207,473)	$347,658

Current Liabilities:
Accounts payable	$—	$11,417	$—		$—	$11,417
Salaries and benefits payable	—	13,074	—		—	13,074
Other accrued liabilities	871	18,987	1,090		(969)	19,979
Current portion of long-term debt	—	801	222		—	1,023

Total current liabilities	871	44,279	1,312		(969)	45,493
Long-term debt, less current portion	150,369	—	23,611		—	173,980
Deferred tax liability	—	6,762	—		—	6,762
Other liabilities	3,218	592	—		969	4,779

Total liabilities	154,458	51,633	24,923		—	231,014
Series A convertible preferred stock	25,316	—	—		—	25,316
Stockholders’ equity:
Total stockholders’ equity	27,111	260,114	11,576		(207,473)	91,328

Total liabilities and stockholders’ equity	$206,885	$311,747	$36,499	$	$(207,473)	$347,658

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amoun
Revenue	$—	$487,190	$3,702	$(3,702)	$487,190
Salaries, wages and employee benefits	—	265,678	—	—	265,678
Professional fees	—	53,200	58	—	53,258
Supplies	—	31,139	—	—	31,139
Rentals and leases	—	9,019	—	—	9,019
Other operating expenses	—	54,521	618	(608)	54,531
Provision for bad debts	—	10,874	—	—	10,874
Depreciation and amortization	—	9,136	975	(243)	9,868
Interest expense	17,469	—	1,495	—	18,964
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	23,876	433,567	3,146	(851)	459,738

(Loss) income from continuing operations before income taxes	(23,876)	53,623	556	(2,851)	27,452
(Benefit from) provision for income taxes	(9,073)	19,505	—	—	10,432

(Loss) income from continuing operations	(14,803)	34,118	556	(2,851)	17,020
Loss from discontinued operations	—	(219)	—	—	(219)

Net (loss) income	(14,803)	33,899	556	(2,851)	16,801
Accrued preferred stock dividends	663	—	—	—	663

Net (loss) income available to common shareholders	$(15,466)	$33,899	$556	$(2,851)	$16,138

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amoun

Revenue	$—	$284,946	$1,802	$(1,802)	$284,946
Salaries, wages and employee benefits	—	147,069	—	—	147,069
Professional fees	—	32,372	94	—	32,466
Supplies	—	16,371	—	—	16,371
Rentals and leases	—	4,043	—	—	4,043
Other operating expenses	545	45,109	903	(2,702)	43,855
Provision for bad debts	—	6,315	—	—	6,315
Depreciation and amortization	—	5,287	447	—	5,734
Interest expense	14,089	124	568	—	14,781
Loss on refinancing of long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	19,905	256,690	2,012	(2,702)	275,905

(Loss) income from continuing operations before income taxes	(19,905)	28,256	(210)	900	9,041
(Benefit from) provision for income taxes	(7,357)	11,156	1	—	3,800

(Loss) income from continuing operations	(12,548)	17,100	(211)	900	5,241
Loss from discontinued operations	—	(25)	—	—	(25)

Net (loss) income	(12,548)	17,075	(211)	900	5,216
Accrued preferred stock dividends	811	—	—	—	811

Net (loss) income available to common shareholders	$(13,359)	$17,075	$(211)	$900	$4,405

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2002
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amoun
Revenue	$—	$113,794	$118	$—	$113,912

Salaries, wages and employee benefits	—	62,326	—	—	62,326
Professional fees	—	14,327	46	—	14,373
Supplies	—	5,325	—	—	5,325
Rentals and leases	—	870	—	—	870
Other operating expenses	769	14,489	68	—	15,326
Provision for bad debts	—	3,681	—	—	3,681
Equity in earnings of subsidiaries	(11,669)	—	—	11,669	—
Depreciation and amortization	—	1,750	20	—	1,770
Interest expense	5,216	324	24	—	5,564

	(5,684)	103,092	158	11,669	109,235

Income (loss) from continuing operations before income taxes	5,684	10,702	(40)	(11,669)	4,677
Benefit from income taxes	—	(1,007)	—	—	(1,007)

Net (loss) income	$5,684	$11,709	$(40)	$(11,669)	$5,684

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(14,803)	$33,899	$556	$(2,851)	$16,801
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,136	975	(243)	9,868
Provision for doubtful accounts	—	10,874	—	—	10,874
Amortization of loan costs	691	—	—	—	691
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	6,920	—	—	6,920
Loss from discontinued operations	—	219	—	—	219
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,119)	(956)	—	(14,075)
Prepaids and other current assets	—	2,200	—	—	2,200
Accounts payable	—	(5,176)	—	—	(5,176)
Accrued liabilities and other liabilities	(363)	4,886	605	—	5,128

Net cash (used in) provided by continuing operating activities	(8,068)	49,839	1,180	(3,094)	39,857
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(136,495)	—	—	—	(136,495)
Capital purchases of property and equipment	—	(17,115)	(101)	—	(17,216)
Sale of long-term securities	—	—	953	—	953
Other assets	—	(2,642)	1,341	—	(1,301)

Net used in investing activities	(136,495)	(19,757)	2,193	—	(154,059)
Financing Activities:
Net principal borrowings on long-term debt	(810)	—	—	—	(810)
Net transfers to and from members	42,060	(42,746)	(2,408)	3,094	—
Payment of loan and issuance costs	(2,300)	—	—	—	(2,300)
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Proceeds from secondary offering of common stock, net of issuance costs	104,691	—	—	—	104,691
Proceeds from issuance of common stock	4,428	—	—	—	4,428
Proceeds from repayment of stockholder notes	338	—	—	—	338

Net cash provided by (used in) financing activities	144,563	(42,746)	(2,408)	3,094	102,503
Net increase in cash	—	(12,664)	965	—	(11,699)
Cash and cash equivalents at beginning of year	—	43,456	1,498	—	44,954

Cash and cash equivalents at end of year	$—	$30,792	$2,463	$—	$33,255

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(12,548)	$17,075	$(211)	$900	$5,216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,287	447	—	5,734
Provision for doubtful accounts	—	6,315	—	—	6,315
Amortization of loan costs	1,454	—	24	—	1,478
Loss on refinancing long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in income tax assets and liabilities	—	2,809	—	—	2,809
Release of reserve on stockholder notes	(545)	—	—	—	(545)
Loss from discontinued operations, net of taxes	—	25	—	—	25
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,709)	—	—	(11,709)
Prepaids and other current assets	(7,731)	9,948	(4)	—	2,213
Accounts payable	—	(1,979)	—	—	(1,979)
Accrued liabilities and other liabilities	(58)	1,730	997	—	2,669
Other	162	124	—	—	286

Net cash (used in) provided by continuing operating activities	(13,450)	29,625	1,253	900	18,328
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(100,424)	—	—	—	(100,424)
Capital purchases of property and equipment	—	(5,755)	(25,487)	25,487	(5,755)
Purchase of long-term securities		—	(971)	—	(971)
Other assets	—	(904)	(4)	—	(908)

Net used in investing activities	(100,424)	(6,659)	(26,462)	25,487	(108,058)
Financing Activities:
Net principal borrowings on long-term debt	61,980	—	18,962	(18,962)	61,980
Net transfers to and from members	(18,418)	19,315	6,528	(7,425)	—
Payment of loan and issuance costs	(1,998)	—	—	—	(1,998)
Refinancing of long-term debt	(1,410)	—	—	—	(1,410)
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	24,505	—	—	—	24,505
Proceeds from secondary offering of common stock, net of issuance costs	48,897	—	—	—	48,897
Proceeds from issuance of common stock	318	—	—	—	318

Net cash provided by (used in) financing activities	113,874	19,315	25,490	(26,387)	132,292
Net increase in cash	—	42,281	281	—	42,562
Cash and cash equivalents at beginning of year	—	1,175	1,217	—	2,392

Cash and cash equivalents at end of year	$—	$43,456	$1,498	$—	$44,954

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Psychiatric Solutions, Inc.
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2002
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net income (loss)	$5,684	$11,709	$(40)	$(11,669)	$5,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,750	20	—	1,770
Provision for doubtful accounts	—	3,681	—	—	3,681
Amortization of loan costs	—	419	—	—	419
Change in income tax assets and liabilities	—	(1,007)	—	—	(1,007)
Additional reserve on stockholder notes	—	92	—	—	92
(Loss) equity in earnings of subsidiaries	(11,669)	—	—	11,669	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(1,348)	—	—	(1,348)
Prepaids and other current assets	—	(353)	(46)	—	(399)
Accounts payable	—	(2,523)	—	—	(2,523)
Accrued liabilities and other liabilities	929	439	66	—	1,434
Other	—	1,119	—	—	1,119

Net cash (used in) provided by continuing operating activities	(5,056)	13,978	—	—	8,922
Investing Activities:
Cash acquired for acquisitions, net of cash paid	—	6,243	—	—	6,243
Capital purchases of property and equipment	—	(1,470)	—	—	(1,470)
Other assets	—	(612)	—	—	(612)

Net used in investing activities	—	4,161	—	—	4,161
Financing Activities:
Net principal borrowings (payments) on long-term debt	7,484	(19,256)	—	—	(11,772)
Payment of loan costs	—	(234)	—	—	(234)
Proceeds from issuance of common stock	—	53	—	—	53
Change in intercompany	(2,428)	2,428	—	—	—

Net cash provided by (used in) financing activities	5,056	(17,009)	—	—	(11,953)
Net increase in cash	—	1,130	—	—	1,130
Cash and cash equivalents at beginning of year	—	45	1,217	—	1,262

Cash and cash equivalents at end of year	$—	$1,175	$1,217	$—	$2,392

18. Subsequent Events

On March 10, 2005, we entered into a Stock Purchase Agreement with Ardent Health Services LLC, a Delaware limited liability company (“Seller”), and Ardent Health Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“AHS”), pursuant to which we will acquire all of the outstanding capital stock of AHS for approximately $560 million. The purchase price will be paid $500 million in cash and $60 million in shares of our common stock. AHS owns and operates through its subsidiaries 20 inpatient behavioral health care facilities, which include approximately 2,000 inpatient beds and generated approximately $300 million in revenues in 2004. We anticipate financing the cash portion of the purchase price through the issuance of new debt. Closing of the transaction is conditioned upon satisfaction of customary closing conditions, including the receipt of all necessary governmental permits and approvals and the expiration or early termination of the Hart-Scott-Rodino Act waiting period. It is anticipated that closing will occur during the second quarter of 2005.

On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes. As part of the redemption we paid a 10 5/8% penalty and accrued interest. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. We expect to record a loss on refinancing of long-term debt of approximately $7 million during the first quarter of 2005.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.

By:	/s/ Joey A. Jacobs

Joey A. Jacobs
Chief Executive Officer

Dated: March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs	Chairman of the Board, President and Chief Executive Officer	March 14, 2005
Joey A. Jacobs	(Principal Executive Officer)

/s/ Jack E. Polson	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005
Jack E. Polson

/s/ William F. Carpenter	Director	March 14, 2005
William F. Carpenter

/s/ Mark P. Clein	Director	March 14, 2005
Mark P. Clein

/s/ Richard D. Gore	Director	March 14, 2005
Richard D. Gore

/s/ Christopher Grant, Jr.	Director	March 14, 2005
Christopher Grant, Jr.

/s/ Ann H. Lamont	Director	March 14, 2005
Ann H. Lamont

/s/ William M. Petrie, MD	Director	March 14, 2005
William M. Petrie, MD

/s/ Edward K. Wissing	Director	March 14, 2005
Edward K. Wissing

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “2002 S-4 Amendment”)).

2.2	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc., as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 9, 2003).

2.3	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.4	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management, L.L.C., Brentwood, A Behavioral Health Company, L.L.C. and River Rouge, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.5	Asset Purchase Agreement, dated February 23, 2004, by and among Psychiatric Solutions, Inc., Brentwood Health Management of MS, LLC, and Turner-Windham of Mississippi, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on March 3, 2004).

2.6	Asset Purchase Agreement, dated April 23, 2004, by and among Psychiatric Solutions, Inc., Fort Lauderdale Hospital, Inc., Millwood Hospital, L.P., PSI Pride Institute, Inc., PSI Summit Hospital, Inc., Fort Lauderdale Hospital Management, LLC, Millwood Health, LLC, Pride Institute, LLC and Summit Health, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on June 2, 2004).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997) (the “1997 10-K”)).

Exhibit
Number	Description
4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 24, 2003 (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.4	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.5	Form of Notes (included in Exhibit 4.4).

4.6	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

10.1†	Employment Agreement between Jack R. Salberg and Psychiatric Solutions, Inc., dated as of October 1, 2002 (incorporated by reference to Exhibit 10.14 to the 2002 10-K).

10.2†	Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 6, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 10-K).

10.3†	Amendment to Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-2, filed on December 18, 2003 (Registration No. 333-110206)).

10.4*†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc.

Exhibit
Number	Description
10.5	Amended and Restated Credit Agreement, dated as of December 21, 2004, among Psychiatric Solutions, Inc., the Guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citicorp USA, Inc., as co-syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, and the Lenders named a party thereto (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on December 28, 2004).

10.6	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8†	Amended and Restated Psychiatric Solutions, Inc. 2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.21 to the 2003 10-K).

10.9†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.10†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.11†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10 to the 1997 10-K).

10.12†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.13†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement