Form 10-Q
period 2005-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2005-05-09
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 5, 2005, 20,508,949 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,500	$33,255
Accounts receivable, less allowance for doubtful accounts of $10,581 and $10,639, respectively	80,996	77,539
Prepaids and other	16,700	16,412

Total current assets	112,196	127,206
Property and equipment, net of accumulated depreciation	220,762	218,231
Cost in excess of net assets acquired	130,134	130,079
Other assets	21,377	22,330

Total assets	$484,469	$497,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,355	$10,529
Salaries and benefits payable	28,106	27,355
Other accrued liabilities	27,473	28,668
Current portion of long-term debt	478	20,764

Total current liabilities	68,412	87,316
Long-term debt, less current portion	153,483	153,572
Deferred tax liability	8,526	8,020
Other liabilities	5,465	4,423

Total liabilities	235,886	253,331
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 20,508 and 20,468 issued and outstanding, respectively	205	205
Additional paid-in capital	228,784	228,044
Accumulated earnings	19,594	16,266

Total stockholders’ equity	248,583	244,515

Total liabilities and stockholders’ equity	$484,469	$497,846

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue	$138,730	$103,430

Salaries, wages and employee benefits	76,367	55,707
Professional fees	14,256	11,691
Supplies	8,584	6,580
Rentals and leases	2,340	1,767
Other operating expenses	15,645	12,516
Provision for doubtful accounts	2,668	2,027
Depreciation and amortization	2,902	2,107
Interest expense	3,523	4,456
Loss on refinancing long-term debt	6,990	6,407

	133,275	103,258

Income from continuing operations before income taxes	5,455	172
Provision for income taxes	2,127	65

Income from continuing operations	3,328	107
Loss from discontinued operations, net of income tax benefit of $88 for 2004	—	(144)

Net income (loss)	3,328	(37)
Accrued preferred stock dividends	—	323

Net income (loss) available to common stockholders	$3,328	$(360)

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$(0.02)
Loss from discontinued operations	—	(0.01)

	$0.16	$(0.03)

Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$(0.02)
Loss from discontinued operations	—	(0.01)

	$0.16	$(0.03)

Shares used in computing per share amounts:
Basic	20,482	11,958
Diluted	21,173	11,958

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income (loss)	$3,328	$(37)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	—	144
Depreciation and amortization	2,902	2,107
Provision for doubtful accounts	2,668	2,027
Amortization of loan costs	174	199
Loss on refinancing long-term debt	6,990	6,407
Change in income tax assets and liabilities	(3,169)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(6,125)	(3,497)
Prepaids and other assets	(728)	1,987
Accounts payable	1,826	(2,249)
Salaries and benefits payable	1,450	2,454
Accrued liabilities and other liabilities	4,022	5,366

Net cash provided by operating activities	13,338	14,721

Investing activities:
Acquisitions, net of cash acquired	(500)	(33,211)
Capital purchases of property and equipment	(5,255)	(3,055)
Investment in equity method investee	(840)	—
Other	(482)	(1,264)

Net cash used in investing activities	(7,077)	(37,530)

Financing activities:
Net principal (payments) borrowings on long-term debt	(20,375)	16,856
Refinancing of long-term debt	(5,316)	(3,844)
Payment of loan and issuance costs	(129)	(987)
Proceeds from issuance of common stock	804	104

Net cash (used in) provided by financing activities	(25,016)	12,129

Net decrease in cash	(18,755)	(10,680)
Cash at beginning of the period	33,255	44,954

Cash at end of the period	$14,500	$34,274

Significant Non-cash Transactions:
Loss on refinancing long-term debt	$1,674	$2,563

Effect of Acquisitions:
Assets acquired, net of cash acquired	$—	$31,682
Cash payment for prior-year acquisition	500	3,350
Liabilities assumed	—	(1,821)

Acquisitions, net of cash acquired	$500	$33,211

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

1. Recent Developments

On March 10, 2005, we entered into a Stock Purchase Agreement with Ardent Health Services LLC, a Delaware limited liability company (“Seller”), and Ardent Health Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“AHS”), pursuant to which we will acquire all of the outstanding capital stock of AHS for approximately $560 million. The purchase price will be paid $500 million in cash and $60 million in shares of our common stock. AHS owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities with approximately 2,000 inpatient beds, which generated approximately $300 million in revenues in 2004. We anticipate financing the cash portion of the purchase price through the issuance of new debt. Closing of the transaction is conditioned upon satisfaction of customary closing conditions, including the receipt of all necessary governmental permits and approvals and the expiration or early termination of the Hart-Scott-Rodino Act waiting period. It is anticipated that closing will occur during the second quarter of 2005.

On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes. As part of the redemption we paid a 10 5/8% penalty and accrued interest. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. We recorded a loss on refinancing long-term debt of approximately $7.0 million during the first quarter of 2005 in connection with this redemption.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 3% of net revenue for the three months ended March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

	Three months ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$3,328	$107
Accrued dividends on series A convertible preferred stock	—	323

Income (loss) from continuing operations used in computing earnings per share	3,328	(216)
Loss from discontinued operations, net of taxes	—	(144)

Net income (loss) available to common stockholders	$3,328	$(360)

Denominator:
Weighted average shares outstanding for basic earnings per share	20,482	11,958
Effects of dilutive stock options and warrants outstanding	691	—

Shares used in computing diluted earnings per common share	21,173	11,958

Basic earnings per share:
Income (loss) from continuing operations	$0.16	$(0.02)
Loss from discontinued operations, net of taxes	—	(0.01)

	$0.16	$(0.03)

Diluted earnings per share:
Income (loss) from continuing operations	$0.16	$(0.02)
Loss from discontinued operations, net of taxes	—	(0.01)

	$0.16	$(0.03)

The computation of diluted earnings per share for the three months ended March 31, 2004 does not include approximately 4.7 million shares representing the weighted average of common shares into which our series A preferred stock is convertible and approximately 540,000 shares representing stock options and warrants outstanding during the period as the effects would have been anti-dilutive.

4. Stock-Based Compensation

We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pursuant to APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We plan to adopt the fair-value method of accounting for stock options and begin expensing stock options pursuant to SFAS No. 123R, Share-Based Payment, as amended, beginning on January 1, 2006.

Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value of options we have granted was estimated using the Black-Scholes option pricing model.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

	For the three months ended March 31,
	2005	2004
Net income (loss) available to common stockholders	$3,328	$(360)
Pro forma compensation expense from stock options	495	290

Pro forma net (loss) income available to common stockholders	$2,833	$(650)

Basic earnings (loss) per share, as reported	$0.16	$(0.03)

Diluted earnings (loss) per share, as reported	$0.16	$(0.03)

Basic pro forma earnings (loss) per share	$0.14	$(0.05)

Diluted pro forma earnings (loss) per share	$0.13	$(0.05)

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

On June 1, 2004, we completed the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”) for approximately $49.9 million. The four inpatient facilities, located in Summit, New Jersey, Ft. Lauderdale, Florida, Arlington, Texas and Eden Prairie, Minnesota, have a total of 360 beds. On November 1, 2004, we purchased the real estate housing the operations of the inpatient facility located in Summit, New Jersey for approximately $15.9 million.

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

6. Long-term debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Senior credit facility:
Revolving line of credit, expiring on December 21, 2009 and bearing interest of 4.3% at March 31, 2005	$30,000	$—
10 5/8% senior subordinated notes	100,000	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,554	23,611
Subordinated seller notes with varying maturities	144	369
Other	263	356

	153,961	174,336
Less current portion	478	20,764

Long-term debt	$153,483	$153,572

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Senior Credit Facility

On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a revolving credit facility of up to $50 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On December 21, 2004, our credit agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due December 21, 2009. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2005, we had $30 million in borrowings outstanding under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Prior to the execution of the amended and restated credit agreement on December 21, 2004, we were required to pay a utilization fee of 0.25% per annum on the unused portion of the revolving credit facility when the balance of outstanding borrowings under the revolving credit facility was less than one-third of the borrowings allowed under the agreement. Commitment and utilization fees were approximately $150,000 for the three months ended March 31, 2005.

Our revolving credit facility contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of March 31, 2005, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.

10 5/8% Senior Subordinated Notes

On June 30, 2003, we issued $150 million in 10 5/8% senior subordinated notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of the senior subordinated notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay Youth Services (“Ramsay”) and pay down substantially all of our previously existing long-term debt. Interest on the senior subordinated notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2003. The senior subordinated notes will mature on June 15, 2013.

On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes and paid a 10 5/8% penalty and related accrued interest on the amount redeemed. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. We classified $20 million of the 10 5/8% senior subordinated notes as current portion of long-term debt on December 31, 2004.

Mortgage Loans

During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. The carrying amount of assets held as collateral approximated $22 million as of March 31, 2005.

Subordinated Seller Notes

In connection with an acquisition in 2000, we issued a promissory note payable in the amount of $400,000 bearing interest at 9% for the year ended December 31, 2000. Principal on this note was payable in five equal annual installments beginning April 1, 2001. Accrued interest was due and payable on the first day of each calendar quarter beginning July 1, 2000. We paid the remaining principal balance of $80,000 in the first quarter of 2005.

In connection with an acquisition in 2001, we issued a promissory note of $2.0 million that bears interest at 9% per annum and matures June 30, 2005. The principal amount we owe on this note is approximately $144,000 at March 31, 2005.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

These subordinated seller notes contain customary covenants which include a cross-default covenant with the occurrence of a default of any indebtedness of at least $1,000,000 held by any creditor. As of March 31, 2005, we were in compliance with these covenants.

7. Income Taxes

The provision recorded for the three months ended March 31, 2005 and 2004 reflects an effective tax rate of approximately 39% and 38%, respectively. The increase in the effective tax rate is due to an increase in our overall effective state income tax rate.

8. Discontinued Operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2004, we exited three of our contracts to manage state-owned facilities in Florida. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.

The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

Three Months Ended
March 31, 2004
Revenue	$4,155

Salaries, wages and employee benefits	3,289
Professional fees	365
Supplies	361
Rentals and leases	16
Other operating expenses	346
Depreciation and amortization	10

4,387

Loss from discontinued operations before income taxes	(232)
Benefit from income taxes	(88)

Loss from discontinued operations, net of income taxes	$(144)

9. Disclosures About Reportable Segments

In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on characteristics of the services provided. As of March 31, 2005, the owned and leased facilities segment provides inpatient mental and behavioral health services in its 27 owned and 7 leased facilities in 19 states. The management contracts segment provides inpatient psychiatric management and development services to 41 behavioral health units in third party medical/surgical hospitals and clinics in 16 states and provides mental and behavioral health services to 8 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

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

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended March 31, 2005
Revenue	$121,682	$17,048	$—	$138,730

Adjusted EBITDA	$20,597	$2,750	$(4,477)	$18,870
Interest expense	8,298	19	(4,794)	3,523
Depreciation and amortization	2,566	193	143	2,902
Provision for income taxes	399	—	1,728	2,127
Inter-segment expenses	3,537	615	(4,152)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,990	6,990

Income (loss) from continuing operations	$5,797	$1,923	$(4,392)	$3,328

Segment assets	$415,655	$30,410	$38,404	$484,469

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended March 31, 2004
Revenue	$86,560	$16,870	$—	$103,430

Adjusted EBITDA	$13,502	$2,565	$(2,925)	$13,142
Interest expense	3,559	(5)	902	4,456
Depreciation and amortization	1,745	303	59	2,107
Provision for (benefit from) income taxes	662	—	(597)	65
Inter-segment expenses	2,187	697	(2,884)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Income (loss) from continuing operations	$5,349	$1,570	$(6,812)	$107

Segment assets	$255,714	$35,415	$79,655	$370,784

10. Recent Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. On April 15, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in accordance with SFAS No. 123R in the first quarter of 2006. As a result of grants of stock options which occurred during the first quarter of 2005, we believe the impact of adopting SFAS No. 123R on our 2006 results will be approximately 50% more than the annualized amount disclosed as pro forma expense for the first quarter of 2005 in Note 4. However, because of the uncertainty surrounding future grants and the variables necessary to value them, actual expense recorded in 2006 upon adoption of SFAS No. 123R may differ materially.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

11. Financial Information for Psychiatric Solutions and Its Subsidiaries

We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidating financial information for us and our subsidiaries as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

Condensed Consolidating Balance Sheet
As of March 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$11,001	$3,499	$—	$14,500
Accounts receivable, net	—	80,996	—	—	80,996
Prepaids and other	—	13,120	3,580	—	16,700

Total current assets	—	105,117	7,079	—	112,196
Property and equipment, net of accumulated depreciation	—	198,868	29,909	(8,015)	220,762
Cost in excess of net assets acquired	—	130,134	—	—	130,134
Investment in subsidiaries	137,381	—	—	(137,381)	—
Other assets	5,019	12,569	3,789	—	21,377

Total assets	$142,400	$446,688	$40,777	$(145,396)	$484,469

Current Liabilities:
Accounts payable	$—	$12,355	$—	$—	$12,355
Salaries and benefits payable	—	28,106	—	—	28,106
Other accrued liabilities	3,493	21,143	5,284	(2,447)	27,473
Current portion of long-term debt	240	—	238	—	478

Total current liabilities	3,733	61,604	5,522	(2,447)	68,412
Long-term debt, less current portion	130,167	—	23,316	—	153,483
Deferred tax liability	—	8,526	—	—	8,526
Other liabilities	3,041	(23)	—	2,447	5,465

Total liabilities	136,941	70,107	28,838	—	235,886
Stockholders’ equity:
Total stockholders’ equity	5,459	376,581	11,939	(145,396)	248,583

Total liabilities and stockholders’ equity	$142,400	$446,688	$40,777	$(145,396)	$484,469

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Condensed Consolidating Balance Sheet
As of December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$30,792	$2,463	$—	$33,255
Accounts receivable, net	—	77,539	—	—	77,539
Prepaids and other	—	15,437	975	—	16,412

Total current assets	—	123,768	3,438	—	127,206
Property and equipment, net of accumulated depreciation	—	196,152	30,155	(8,076)	218,231
Cost in excess of net assets acquired	—	130,079	—	—	130,079
Investment in subsidiaries	160,065	—	—	(160,065)	—
Other assets	6,791	11,974	3,565	—	22,330

Total assets	$166,856	$461,973	$37,158	$(168,141)	$497,846

Current Liabilities:
Accounts payable	$—	$10,529	$—	$—	$10,529
Salaries and benefits payable	—	27,355	—	—	27,355
Other accrued liabilities	1,162	27,383	1,682	(1,559)	28,668
Current portion of long-term debt	20,529	—	235	—	20,764

Total current liabilities	21,691	65,267	1,917	(1,559)	87,316
Long-term debt, less current portion	130,195	—	23,377	—	153,572
Deferred tax liability	—	8,020	—	—	8,020
Other liabilities	3,325	(461)	—	1,559	4,423

Total liabilities	155,211	72,826	25,294	—	253,331
Stockholders’ equity:
Total stockholders’ equity	11,645	389,147	11,864	(168,141)	244,515

Total liabilities and stockholders’ equity	$166,856	$461,973	$37,158	$(168,141)	$497,846

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$138,730	$1,626	$(1,626)	$138,730
Salaries, wages and employee benefits	—	76,367	—	—	76,367
Professional fees	—	14,215	41	—	14,256
Supplies	—	8,584	—	—	8,584
Rentals and leases	—	2,340	—	—	2,340
Other operating expenses	—	15,642	891	(888)	15,645
Provision for doubtful accounts	—	2,668	—	—	2,668
Depreciation and amortization	—	2,717	246	(61)	2,902
Interest expense	3,150	—	373	—	3,523
Loss on refinancing of long-term debt	6,990	—	—	—	6,990

	10,140	122,533	1,551	(949)	133,275
(Loss) income before income taxes	(10,140)	16,197	75	(677)	5,455
(Benefit from) provision for income taxes	(3,954)	6,081	—	—	2,127

Net (loss) income	$(6,186)	$10,116	$75	$(677)	$3,328

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2004
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$103,430	$892	$(892)	$103,430
Salaries, wages and employee benefits	—	55,707	—	—	55,707
Professional fees	—	11,691	—	—	11,691
Supplies	—	6,580	—	—	6,580
Rentals and leases	—	1,767	—	—	1,767
Other operating expenses	310	13,098	—	(892)	12,516
Provision for doubtful accounts	—	2,027	—	—	2,027
Depreciation and amortization	—	1,866	241	—	2,107
Interest expense	4,085	—	371	—	4,456
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	10,802	92,736	612	(892)	103,258
(Loss) income from continuing operations before income taxes	(10,802)	10,694	280	—	172
Provision for income taxes	—	65	—	—	65

(Loss) income from continuing operations	(10,802)	10,629	280	—	107
Loss from discontinued operations	—	(144)	—	—	(144)

Net (loss) income	(10,802)	10,485	280	—	(37)
Accrued preferred stock dividends	—	323	—	—	323

Net (loss) income available to common shareholders	$(10,802)	$10,162	$280	$—	$(360)

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(6,186)	$10,116	$75	$(677)	$3,328
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,717	246	(61)	2,902
Provision for doubtful accounts	—	2,668	—	—	2,668
Amortization of loan costs	163	—	11	—	174
Loss on refinancing long-term debt	6,990	—	—	—	6,990
Change in income tax assets and liabilities	—	(3,169)	—	—	(3,169)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,125)	—	—	(6,125)
Prepaids and other current assets	—	1,877	(2,605)	—	(728)
Accounts payable	—	1,826	—	—	1,826
Accrued liabilities and other liabilities	2,047	(176)	3,601	—	5,472

Net cash provided by (used in) continuing operating activities	3,014	9,734	1,328	(738)	13,338
Investing Activities:
Acquisitions, net of cash acquired	(500)	—	—	—	(500)
Capital purchases of property and equipment	—	(5,255)	—	—	(5,255)
Investment in equity method investee	(840)	—	—	—	(840)
Other assets	—	(247)	(235)	—	(482)

Net cash used in investing activities	(1,340)	(5,502)	(235)	—	(7,077)
Financing Activities:
Net principal payments on long-term debt	(20,318)	—	(57)	—	(20,375)
Net transfers to and from members	24,089	(24,827)	—	738	—
Refinancing of long-term debt	(5,316)	—	—	—	(5,316)
Payment of loan and issuance costs	(129)	—	—	—	(129)
Proceeds from issuance of common stock		804	—	—	804

Net cash (used in) provided by financing activities	(1,674)	(24,023)	(57)	738	(25,016)

Net (decrease) increase in cash	—	(19,791)	1,036	—	(18,755)
Cash and cash equivalents at beginning of period	—	30,792	2,463	—	33,255

Cash and cash equivalents at end of period	$—	$11,001	$3,499	$—	$14,500

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(Dollars in thousands)

		Combined	Combined		Total
		Subsidiary	Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(10,802)	$10,485	$280	$—	$(37)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	144	—	—	144
Depreciation and amortization	—	1,866	241	—	2,107
Provision for doubtful accounts	—	2,027	—	—	2,027
Amortization of loan costs	190	—	9	—	199
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	(187)	—	—	(187)
Changes in operating assets and liabilities:
Accounts receivable	—	(3,497)	—	—	(3,497)
Prepaids and other current assets	—	1,649	338	—	1,987
Accounts payable	—	(2,249)	—	—	(2,249)
Accrued liabilities and other liabilities	3,801	4,022	(3)	—	7,820

Net cash (used in) provided by operating activities	(404)	14,260	865	—	14,721
Investing Activities:
Acquisitions, net of cash acquired	(29,861)	(3,350)	—	—	(33,211)
Capital purchases of property and equipment	—	(3,055)	—	—	(3,055)
Other assets	—	(674)	(590)	—	(1,264)

Net used in investing activities	(29,861)	(7,079)	(590)	—	(37,530)
Financing Activities:
Net principal borrowings (payments) on long-term debt	16,910	—	(54)	—	16,856
Net transfers to and from members	16,810	(16,758)	(52)	—	—
Payment of loan and issuance costs	(987)	—	—	—	(987)
Refinancing of long-term debt	(2,572)	(1,272)	—	—	(3,844)
Proceeds from issuance of common stock	104	—	—	—	104

Net cash provided by (used in) financing activities	30,265	(18,030)	(106)	—	12,129

Net (decrease) increase in cash	—	(10,849)	169	—	(10,680)
Cash at beginning of period	—	43,456	1,498	—	44,954

Cash at end of period	$—	$32,607	$1,667	$—	$34,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) our ability to complete the acquisition of 20 inpatient psychiatric facilities from Ardent Health Services LLC; (2) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (3) our ability to improve the operations of acquired facilities; (4) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (5) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (6) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (7) potential difficulties in integrating our operations with recently acquired operations, including the inpatient psychiatric facilities to be acquired from Ardent Health Services LLC. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission, including the factors listed in our Annual Report on Form 10-K filed on March 15, 2005 under the caption “Risk Factors.” A copy of our filings may be obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street NW, Washington, D.C. at prescribed rates.

Overview

     On March 10, 2005, we entered into a Stock Purchase Agreement with Ardent Health Services LLC, a Delaware limited liability company (“Seller”), and Ardent Health Services, Inc., a Delaware corporation and wholly-owned subsidiary of Seller (“AHS”), pursuant to which we will acquire all of the outstanding capital stock of AHS for approximately $560 million. AHS owns and operates through its subsidiaries 20 inpatient behavioral health care facilities, which include approximately 2,000 inpatient beds and generated approximately $300 million in revenues in 2004. It is anticipated that the acquisition will close during the second quarter of 2005. With the acquisition of AHS, we will increase our inpatient facility operations to 54 facilities and over 6,000 licensed beds. We believe that our singular focus on the provision of behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. Our business is characterized by diverse sources of revenue, stable cash flows and low capital expenditure requirements.

     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other managed inpatient behavioral health care operations. We completed our first significant acquisition in 2000 when we acquired Sunrise Behavioral Health, Ltd. and its inpatient behavioral health care management contracts. We continued implementing our acquisition strategy in 2001 with the acquisition of four inpatient behavioral health care facilities. In 2002, we acquired one inpatient behavioral health care facility and merged with PMR Corporation, a public company and operator of inpatient behavioral health care management contracts. 2003 marked our largest acquisitions to date with the purchase of six inpatient behavioral health care facilities from The Brown Schools, Inc., the acquisition of Ramsay Youth Services, Inc. (“Ramsay”), an operator of 11 owned or leased inpatient behavioral health care facilities and 10 contracts to manage inpatient behavioral health care facilities for certain state governmental agencies, and the acquisitions of two other inpatient behavioral health care facilities from other sellers. In 2004, we acquired 10 inpatient behavioral health care facilities in five separate transactions, the most significant being the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”).

     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the first quarter of 2005, our same-facility revenue from owned and leased inpatient facilities increased by 6.4% as compared to our first quarter of 2004. Same-facility growth also produced gains in owned and leased inpatient facility patient days of 5.4% in the first quarter of 2005 as compared to the first quarter of 2004. Same-facility growth refers to the comparison of each inpatient facility owned during 2004 with the comparable period in 2005.

Sources of Revenue

   Patient Service Revenue

     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the three months ended March 31, 2005, patient service revenue comprised approximately 88% of our total revenue.

   Management Fee Revenue

     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the three months ended March 31, 2005, management contract revenue comprised approximately 12% of our total revenue.

Results of Operations

     The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
	Amount	%	Amount	%
Revenue	$138,730	100.0%	$103,430	100.0%
Salaries, wages, and employee benefits	76,367	55.1%	55,707	53.8%
Professional fees	14,256	10.3%	11,691	11.3%
Supplies	8,584	6.2%	6,580	6.4%
Provision for bad debts	2,668	1.9%	2,027	2.0%
Other operating expenses	17,985	13.0%	14,283	13.8%
Depreciation and amortization	2,902	2.1%	2,107	2.0%
Interest expense, net	3,523	2.5%	4,456	4.3%
Other expenses:
Loss on refinancing long-term debt	6,990	5.0%	6,407	6.2%

Income from continuing operations before income taxes	5,455	3.9%	172	0.2%
Provision for income taxes	2,127	1.5%	65	0.1%

Income from continuing operations	$3,328	2.4%	$107	0.1%

	Three Months Ended March 31,
	2005	2004	% Change
Consolidated:
Number of facilities at period end	34	26	30.8%
Admissions	14,836	10,231	45.0%
Patient days	277,527	211,563	31.2%

Same-facility (1):
Number of facilities at period end	26	26	0.0%
Admissions	10,229	10,231	0.0%
Patient days	222,935	211,563	5.4%

(1)	For the three months ended March 31, 2005, includes statistics of facilities that had operations in the comparable period of 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenue. Revenue from continuing operations was $138.7 million for the three months ended March 31, 2005 compared to $103.4 million for the three months ended March 31, 2004, an increase of $35.3 million or 34.1%. Revenue from our owned and leased inpatient facilities segment accounted for $121.7 million of the 2005 results compared to $86.6 million of the 2004 results, an increase of $35.1 million or 40.6%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenue generated by facilities acquired in 2004. Acquisitions accounted for the following increases in revenue during 2005 as compared to 2004: $5.8 million for Brentwood Behavioral Health (“Brentwood”), $12.9 million for Heartland and $10.9 million for other acquisitions during 2004. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 5.4%. Revenue from our inpatient management contracts segment accounted for $17.0 million of the 2005 results compared to $16.9 million of the 2004 results.

     Salaries, wage, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $76.4 million for the three months ended March 31, 2005, or 55.1% of our total revenue, compared to $55.7 million for the three months ended March 31, 2004, or 53.8% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $66.0 million in 2005, or 54.2% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $49.9 million in 2005, or 54.2% of segment revenue, compared to $46.4 million in 2004, or 53.6% of segment revenue. This increase in SWB expense as a percent of segment revenue was primarily the result of the hiring of additional employees to replace tasks formerly performed on a contract basis. Contract labor costs, included in professional fees in our condensed consolidated statement of income, were 1.9% of segment revenue on a same-facility basis in 2005 compared to 3.2% of segment revenue in 2004. SWB expense for our inpatient management contracts segment was $7.6 million in 2005 compared to $7.5 million in 2004. SWB expense for our corporate office was $2.8 million for 2005 compared to $1.7 million for 2004 as the result of the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2004.

     Professional fees. Professional fees were $14.3 million for the three months ended March 31, 2005, or 10.3% of our total revenue, compared to $11.7 million for the three months ended March 31, 2004, or 11.3% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $12.3 million in 2005, or 10.1% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $9.6 million in 2005, or 10.5% of segment revenue, compared to $10.0 million in 2004, or 11.6% of segment revenue. This decrease in same-facility professional fees as a percent of revenue was primarily the result of the hiring of additional employees to replace tasks formerly performed on a contract basis, as discussed in SWB. Professional fees for our inpatient management contracts segment were $1.2 million in 2005 and in 2004. Professional fees for our corporate office were approximately $800,000 in 2005 compared to approximately $500,000 in 2004. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.

     Supplies. Supplies expense was $8.6 million for the three months ended March 31, 2005, or 6.2% of our total revenue, compared to $6.6 million for the three months ended March 31, 2004, or 6.4% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $8.1 million in 2005, or 6.6% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $6.3 million in 2005, or 6.8% of segment revenue, compared to $6.0 million in 2004, or 7.0% of segment revenue. Supplies expense for our inpatient management contracts segment was approximately $500,000 in 2005 and in 2004. Supplies expense for our corporate office consists of office supplies and is negligible to supplies expense overall.

     Provision for bad debts. The provision for bad debts was $2.7 million for the three months ended March 31, 2005, or 1.9% of our total revenue, compared to $2.0 million for the three months ended March 31, 2004, or 2.0% of our total revenue. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole.

     Other operating expenses. Other operating expenses were approximately $18.0 million for the three months ended March 31, 2005, or 13.0% of our total revenue, compared to $14.3 million for the three months ended March 31, 2004, or 13.8% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $12.1 million in 2005, or 9.9% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $8.9 million in 2005, or 9.7% of segment revenue, compared to $8.7 million in 2004, or 10.0% of segment revenue. Other operating expenses for our inpatient management contracts segment were $5.0 million in 2005 compared to $4.9 million in 2004. Other operating expenses at our corporate office increased to approximately $900,000 in 2005 from approximately $700,000 in 2004.

     Depreciation and amortization. Depreciation and amortization expense was $2.9 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004, an increase of approximately $800,000. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2004.

     Interest expense. Interest expense was $3.5 million for the three months ended March 31, 2005 compared to $4.5 million for the three months ended March 31, 2004, a decrease of approximately $1.0 million or 20.9%. The decrease in interest expense is primarily attributable to the redemption of $50 million of our 10 5/8% senior subordinated notes on January 14, 2005.

     Other expenses. Other expenses totaled $7.0 million for the three months ended March 31, 2005 compared to $6.4 million for the three months ended March 31, 2004. Other expenses in 2005 and 2004 were losses on the refinancing of our long-term debt.

     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $144,000 for the three months ended March 31, 2004 is from the operations of three contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003 and exited in 2004.

Liquidity and Capital Resources

     As of March 31, 2005, we had working capital of $43.8 million, including cash and cash equivalents of $14.5 million, compared to working capital of $39.9 million at December 31, 2004. The increase in working capital is primarily due to cash provided by operating activities offset by cash used in investing activities during the three months ended March 31, 2005.

     Cash provided by operating activities was $13.3 million for the three months ended March 31, 2005 compared to $14.7 million for the three months ended March 31, 2004. The decrease in cash flows from operating activities was primarily due to cash paid for income taxes during 2005 of approximately $5.3 million offset by cash generated by our facilities acquired in 2004.

     Cash used in investing activities was $7.1 million for the three months ended March 31, 2005 compared to $37.5 million for the three months ended March 31, 2004. Cash used in investing activities for the three months ended March 31, 2005 was primarily the result of cash paid for the purchases of property and equipment of approximately $5.3 million. Cash used in investing activities for the three months ended March 31, 2004 was the result of $29.8 million paid for the acquisition of Brentwood, $3.3 million used to make the final payment on a prior-year acquisition and $3.1 million used for capital expenditures.

     Cash used in financing activities was approximately $25.0 million for the three months ended March 31, 2005 compared to cash provided by financing activities of approximately $12.1 million for the three months ended March 31, 2004. Cash used by financing activities for the three months ended March 31, 2005 consisted primarily of $50.0 million used to redeem a portion of our 10 5/8% senior subordinated notes, offset by $30.0 million borrowed under our revolving line of credit to make the redemption. As part of this redemption, we paid $5.3 million during the first quarter of 2005 for its associated costs. Cash provided by financing activities for the three months ended March 31, 2004 was primarily the result of $17.0 million borrowed under our revolving line of credit to purchase Brentwood, offset by cash paid to exit our credit facility with CapitalSource Finance LLC of approximately $3.8 million.

     On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes, leaving $100 million outstanding after the redemption. We paid bondholders a 10 5/8% penalty and accrued interest in connection with the redemption and recorded a loss on refinancing long-term debt of approximately $7.0 million during the first quarter of 2005. We paid the redemption with borrowings under our revolving credit facility of $30 million and the remainder with cash on hand.

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

     On December 20, 2004, we closed on the sale of 3,450,000 shares of our common stock at $33.70 per share. Of these shares, 450,000 were sold through the full exercise of the underwriters’ over-allotment option. We sold 3,285,000 shares for approximately $105 million after underwriting discounts and other issuance costs. Certain stockholders sold 165,000 shares in the offering. We did not receive any proceeds from the sale of common stock by the selling stockholders. Approximately $82 million of the net proceeds were used to pay down borrowings under our revolving line of credit.

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

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$153,698	$382	$519	$30,582	$122,215
Lease obligations	37,884	6,503	8,626	6,583	16,172

	$191,582	$6,885	$9,145	$37,165	$138,387

(1)	Long-term debt excludes capital lease obligations which have been included in lease obligations above.

     The fair value of our $100 million 10 5/8% senior subordinated notes was approximately $111 million as of March 31, 2005. The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $173 million as of December 31, 2004. The carrying value of our other long-term debt, including current maturities, of $54.0 million and $24.3 million at March 31, 2005 and December 31, 2004, respectively, approximated fair value. We had $30 million of variable rate debt outstanding under our revolving credit facility as of March 31, 2005. In addition, interest rate swap agreements effectively convert $50 million of fixed rate debt into variable rate debt at March 31, 2005. At our March 31, 2005 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $370,000.

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

     Professional and General Liability

     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Due to our acquisition of Ramsay, we had two distinct insurance programs that covered our inpatient facilities. Prior to December 31, 2004, all of our inpatient facilities except those acquired from Ramsay had professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $20.0 million. For the inpatient facilities acquired from Ramsay, we had professional and general liability insurance in umbrella form for claims in excess of $500,000 with an insured limit of $26.0 million. These plans were combined in 2005 to cover all of our operations for professional and general liability insurance in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage this additional self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

     Income taxes

     As part of the process of preparing our consolidated financial statements, we are required to determine our income tax liabilities in each of the jurisdictions in which we operate. This process involves recognizing the amount of income taxes payable or refundable for the current period, together with recognizing deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We are also required to assess the realizable value of our deferred tax assets and reduce the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the tax jurisdictions and during the periods in which the deferred tax assets are recoverable. In evaluating sources of future taxable income, we consider the reversal of taxable temporary differences, future earnings from operations and tax planning strategies, where applicable. We recorded a valuation allowance against deferred tax assets as of March 31, 2005 and March 31, 2004 totaling $3.4 million and $11.3 million, respectively. We revise our assessment of the recoverability of deferred tax assets periodically, and will adjust the valuation allowance as circumstances require. The valuation allowance recorded as of March 31, 2005 and March 31, 2004 relates primarily to pre-acquisition net operating loss carryovers from certain acquisitions. Accordingly, future reductions in the valuation allowance will primarily reduce goodwill related to these respective acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information required by this item is provided under Part I, Item 2 of this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Contractual Obligations.”

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit
Number	Description
2.1*	Stock Purchase Agreement, dated March 10, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc., as amended by Amendment No. 1 to Stock Purchase Agreement dated April 28, 2005.

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997) (the “1997 10-K”)).

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 24, 2003 (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.4	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.5	Form of Notes (included in Exhibit 4.4).

4.6	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

10.1	Psychiatric Solutions, Inc. Cash Bonus Policy (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005).

Exhibit
Number	Description
31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.
May 9, 2005	Dated:/s/ Jack E. Polson
Jack E. Polson
Chief Accounting Officer