Form 10-Q
period 2005-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2005-08-09
CIK 829608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005 or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 3, 2005, 21,898,070 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$7,593	$33,255
Accounts receivable, less allowance for doubtful accounts of $10,426 and $10,639, respectively	82,640	77,539
Prepaids and other	17,761	16,412

Total current assets	107,994	127,206
Property and equipment, net of accumulated depreciation	222,656	218,231
Cost in excess of net assets acquired	131,428	130,079
Other assets	23,936	22,330

Total assets	$486,014	$497,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,938	$10,529
Salaries and benefits payable	33,604	27,355
Other accrued liabilities	23,041	28,668
Current portion of long-term debt	427	20,764

Total current liabilities	68,010	87,316
Long-term debt, less current portion	143,482	153,572
Deferred tax liability	11,153	8,020
Other liabilities	5,921	4,423

Total liabilities	228,566	253,331
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 20,528 and 20,468 issued and outstanding, respectively	205	205
Additional paid-in capital	228,942	228,044
Accumulated earnings	28,301	16,266

Total stockholders’ equity	257,448	244,515

Total liabilities and stockholders’ equity	$486,014	$497,846

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$143,868	$116,936	$282,598	$220,366

Salaries, wages and employee benefits	77,717	63,402	154,084	119,109
Professional fees	14,829	12,977	29,085	24,668
Supplies	9,036	7,379	17,620	13,959
Rentals and leases	2,461	2,109	4,801	3,876
Other operating expenses	16,496	13,043	32,141	25,559
Provision for doubtful accounts	2,676	2,636	5,344	4,663
Depreciation and amortization	3,058	2,361	5,960	4,468
Interest expense	3,321	4,515	6,844	8,971
Loss on refinancing long-term debt	—	—	6,990	6,407

	129,594	108,422	262,869	211,680

Income from continuing operations before income taxes	14,274	8,514	19,729	8,686
Provision for income taxes	5,567	3,237	7,694	3,302

Income from continuing operations	8,707	5,277	12,035	5,384
Loss from discontinued operations, net of taxes	—	(169)	—	(313)

Net income	8,707	5,108	12,035	5,071
Accrued preferred stock dividends	—	185	—	508

Net income available to common stockholders	$8,707	$4,923	$12,035	$4,563

Basic earnings per share:
Income from continuing operations	$0.42	$0.36	$0.59	$0.37
Loss from discontinued operations	—	(0.01)	—	(0.02)

	$0.42	$0.35	$0.59	$0.35

Diluted earnings per share:
Income from continuing operations	$0.41	$0.30	$0.57	$0.31
Loss from discontinued operations	—	(0.01)	—	(0.02)

	$0.41	$0.29	$0.57	$0.29

Shares used in computing per share amounts:
Basic	20,515	14,120	20,498	13,039
Diluted	21,229	17,376	21,201	17,301
See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004

Operating Activities:
Net income	$12,035	$5,071
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	—	313
Depreciation and amortization	5,960	4,468
Provision for doubtful accounts	5,344	4,663
Amortization of loan costs	338	419
Loss on refinancing long-term debt	6,990	6,407
Change in income tax assets and liabilities	1,446	2,660
Changes in operating assets and liabilities:
Accounts receivable	(10,581)	(9,464)
Prepaids and other assets	(2,101)	2,096
Accounts payable	409	(1,859)
Salaries and benefits payable	3,830	4,303
Accrued liabilities and other liabilities	3,351	(1,095)

Net cash provided by operating activities	27,021	17,982

Investing activities:
Acquisitions, net of cash acquired	(5,793)	(112,194)
Capital purchases of property and equipment	(10,029)	(6,874)
Investment in equity method investee	(840)	—
Other	(883)	(2,260)

Net cash used in investing activities	(17,545)	(121,328)

Financing activities:
Net principal (payments) borrowings on long-term debt	(30,427)	74,445
Refinancing of long-term debt	(5,316)	(3,844)
Payment of loan and issuance costs	(487)	(1,603)
Proceeds from issuance of common stock	1,092	1,564

Net cash (used in) provided by financing activities	(35,138)	70,562

Net decrease in cash and cash equivalents	(25,662)	(32,784)
Cash and cash equivalents at beginning of the period	33,255	44,954

Cash and cash equivalents at end of the period	$7,593	$12,170

Significant Non-cash Transactions:
Loss on refinancing long-term debt	$1,674	$2,563

Effect of Acquisitions:
Assets acquired, net of cash acquired	$—	$119,657
Cash payment for prior-year acquisitions	5,793	—
Liabilities assumed	—	(7,463)

Acquisitions, net of cash acquired	$5,793	$112,194

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
1. Recent Developments
On July 1, 2005, we completed the acquisition of 20 inpatient psychiatric facilities from Ardent Health Services LLC (“Ardent”). The facilities produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for the facilities consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million senior secured term loan facility, a $150 million Senior Unsecured Term Loan and borrowings on our $150 million revolving credit facility which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of 7.75% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the Senior Unsecured Term Loan as well as repurchase approximately $61 million of our 10.625% Senior Subordinated Notes due June 2013.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 3% of net revenue for the six months ended June 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
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
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Numerator:
Basic earnings per share:
Income from continuing operations	$8,707	$5,277	$12,035	$5,384
Accrued dividends on series A convertible preferred stock	—	185	—	508

Income from continuing operations used in computing basic earnings per common share	8,707	5,092	12,035	4,876
Loss from discontinued operations, net of taxes	—	(169)	—	(313)

Net income available to common stockholders	$8,707	$4,923	$12,035	$4,563

Diluted earnings per share:
Income from continuing operations	$8,707	$5,277	$12,035	$5,384
Loss from discontinued operations, net of taxes	—	(169)	—	(313)

Net income	$8,707	$5,108	$12,035	$5,071

Denominator:
Weighted average shares outstanding for basic earnings per share	20,515	14,120	20,498	13,039
Effect of dilutive series A convertible preferred stock outstanding	—	2,700	—	3,714
Effects of dilutive stock options and warrants outstanding	714	556	703	548

Shares used in computing diluted earnings per common share	21,229	17,376	21,201	17,301

Basic earnings per share:
Income from continuing operations	$0.42	$0.36	$0.59	$0.37
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.02)

	$0.42	$0.35	$0.59	$0.35

Diluted earnings per share:
Income from continuing operations	$0.41	$0.30	$0.57	$0.31
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.02)

	$0.41	$0.29	$0.57	$0.29

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
Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value of options we have granted was estimated using the Black-Scholes option pricing model.
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
For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income available to common stockholders	$8,707	$4,923	$12,035	$4,563
Pro forma compensation expense from stock options, net of taxes	864	336	1,339	608

Pro forma net income available to common stockholders	$7,843	$4,587	$10,696	$3,955

Basic earnings per share, as reported	$0.42	$0.35	$0.59	$0.35

Diluted earnings per share, as reported	$0.41	$0.29	$0.57	$0.29

Basic pro forma earnings per share	$0.38	$0.32	$0.52	$0.30

Diluted pro forma earnings per share	$0.37	$0.27	$0.50	$0.26

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
On March 1, 2004, we acquired two inpatient psychiatric facilities from Brentwood Behavioral Health (“Brentwood”) for approximately $30.4 million cash with an earn-out of $5.3 million that was paid in the second quarter of 2005. The inpatient facilities, which have an aggregate of 311 licensed beds, are located in Shreveport, Louisiana and Jackson, Mississippi.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Senior credit facility:
Revolving line of credit, expiring on December 21, 2009 and bearing interest of 4.7% at June 30, 2005	$20,000	$—
10 5/8% senior subordinated notes	100,000	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,496	23,611
Subordinated seller notes with varying maturities	144	369
Other	269	356

	143,909	174,336
Less current portion	427	20,764

Long-term debt	$143,482	$153,572

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Senior Credit Facility
On January 6, 2004, we terminated our senior credit facility with CapitalSource Finance LLC (“CapSource”) and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) that provided for a revolving credit facility of up to $50 million. As a result of the termination of our senior credit facility with CapSource, we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004, including approximately $3.8 million paid as a termination fee to CapSource. On December 21, 2004, our credit agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. Our credit facility with Bank of America is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the credit facility is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving line of credit accrues interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and is due December 21, 2009. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2005, we had $20 million in borrowings outstanding under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Prior to the execution of the amended and restated credit agreement on December 21, 2004, we were required to pay a utilization fee of 0.25% per annum on the unused portion of the revolving credit facility when the balance of outstanding borrowings under the revolving credit facility was less than one-third of the borrowings allowed under the Credit Agreement. Commitment and utilization fees were approximately $300,000 for the six months ended June 30, 2005.
Our revolving credit facility contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $3.0 million. As of June 30, 2005, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.
10 5/8% Senior Subordinated Notes
On June 30, 2003, we issued $150 million in 10 5/8% Senior Subordinated Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes and the issuance of $12.5 million in series A convertible preferred stock were used to finance the acquisition of Ramsay Youth Services, Inc. (“Ramsay”) and pay down substantially all of our previously existing long-term debt. Interest on these notes accrues at the rate of 10.625% per annum and is payable semi-annually in arrears on June 15 and December 15. These notes will mature on June 15, 2013.
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
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. The carrying amount of assets held as collateral approximated $21.7 million as of June 30, 2005.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
In connection with an acquisition in 2001, we issued a promissory note of $2.0 million that bears interest at 9% per annum and matured June 30, 2005. This subordinated seller note contains customary covenants which include a cross-default covenant with the occurrence of a default of any indebtedness of at least $1.0 million held by any creditor. As of June 30, 2005, we were in compliance with these covenants.
7. Income Taxes
The provision recorded for the three and six months ended June 30, 2005 and 2004 reflects an effective tax rate of approximately 39% and 38%, respectively. The increase in the effective tax rate is due to an increase in our overall effective state income tax rate.
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
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenue	$3,572	$7,727

Salaries, wages and employee benefits	2,749	6,038
Professional fees	368	733
Supplies	305	666
Rentals and leases	45	61
Other operating expenses	374	720
Depreciation and amortization	4	14

	3,845	8,232

Loss from discontinued operations before income taxes	(273)	(505)
Benefit from income taxes	(104)	(192)

Loss from discontinued operations, net of income taxes	$(169)	$(313)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of June 30, 2005, the owned and leased facilities segment provided inpatient mental and behavioral health services in its 27 owned and 7 leased facilities in 19 states. As of June 30, 2005, the management contracts segment provided inpatient psychiatric management and development services to 38 behavioral health units in third party medical/surgical hospitals and clinics in 16 states and provided mental and behavioral health services to 7 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
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

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Three months ended June 30, 2005
Revenue	$126,972	$16,896	$—	$143,868

Adjusted EBITDA	$23,230	$2,423	$(5,000)	$20,653
Interest expense	8,362	11	(5,052)	3,321
Depreciation and amortization	2,717	184	157	3,058
Provision for income taxes	825	—	4,742	5,567
Inter-segment expenses	3,844	805	(4,649)	—

Income (loss) from continuing operations	$7,482	$1,423	$(198)	$8,707

Segment assets	$419,945	$30,683	$35,386	$486,014

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Six months ended June 30, 2005

Revenue	$248,654	$33,944	$—	$282,598

Adjusted EBITDA	$43,825	$5,172	$(9,474)	$39,523
Interest expense	16,660	30	(9,846)	6,844
Depreciation and amortization	5,283	376	301	5,960
Provision for income taxes	1,224	—	6,470	7,694
Inter-segment expenses	7,381	1,420	(8,801)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,990	6,990

Total other expenses	—	—	6,990	6,990

Income (loss) from continuing operations	$13,277	$3,346	$(4,588)	$12,035

Segment assets	$419,945	$30,683	$35,386	$486,014

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Three months ended June 30, 2004
Revenue	$100,095	$16,841	$—	$116,936

Adjusted EBITDA	$16,069	$2,772	$(3,451)	$15,390
Interest expense	4,567	(5)	(47)	4,515
Depreciation and amortization	1,986	298	77	2,361
Provision for income taxes	692	—	2,545	3,237
Inter-segment expenses	3,173	165	(3,338)	—

Income (loss) from continuing operations	$5,651	$2,314	$(2,688)	$5,277

Segment assets	$379,007	$35,855	$27,273	$442,135

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated

Six months ended June 30, 2004
Revenue	$186,655	$33,711	$—	$220,366

Adjusted EBITDA	$29,571	$5,338	$(6,377)	$28,532
Interest expense	8,126	(11)	856	8,971
Depreciation and amortization	3,731	600	137	4,468
Provision for income taxes	1,354	—	1,948	3,302
Inter-segment expenses	5,360	863	(6,223)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Total other expenses	—	—	6,407	6,407

Income (loss) from continuing operations	$11,000	$3,886	$(9,502)	$5,384

Segment assets	$379,007	$35,855	$27,273	$442,135
10. Recent Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. On April 15, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in accordance with SFAS No. 123R in the first quarter of 2006. We believe the impact of adopting SFAS No. 123R on our 2006 financial results will be comparable to the annualized amount disclosed as pro forma expense for the second quarter of 2005 in Note 4. However, because of the uncertainty surrounding future grants and the variables necessary to value them, actual expense recorded in 2006 upon adoption of SFAS No. 123R may differ materially.
11. Financial Information for Psychiatric Solutions and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidating financial information for us and our subsidiaries as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Balance Sheet
As of June 30, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$6,304	$1,289	$—	$7,593
Accounts receivable, net	—	82,640	—	—	82,640
Prepaids and other	—	14,927	2,834	—	17,761

Total current assets	—	103,871	4,123	—	107,994
Property and equipment, net of accumulated depreciation	—	200,946	29,664	(7,954)	222,656
Cost in excess of net assets acquired	—	131,428	—	—	131,428
Investment in subsidiaries	121,789	—	—	(121,789)	—
Other assets	4,896	10,546	8,494	—	23,936

Total assets	$126,685	$446,791	$42,281	$(129,743)	$486,014

Current Liabilities:
Accounts payable	$—	$10,938	$—	$—	$10,938
Salaries and benefits payable	—	33,604	—	—	33,604
Other accrued liabilities	978	19,188	7,126	(4,251)	23,041
Current portion of long-term debt	186	—	241	—	427

Total current liabilities	1,164	63,730	7,367	(4,251)	68,010
Long-term debt, less current portion	120,228	—	23,254	—	143,482
Deferred tax liability	—	11,153	—	—	11,153
Other liabilities	1,654	16	—	4,251	5,921

Total liabilities	123,046	74,899	30,621	—	228,566
Stockholders’ equity:
Total stockholders’ equity	3,639	371,892	11,660	(129,743)	257,448

Total liabilities and stockholders’ equity	$126,685	$446,791	$42,281	$(129,743)	$486,014

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Balance Sheet
As of December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$30,792	$2,463	$—	$33,255
Accounts receivable, net	—	77,539	—	—	77,539
Prepaids and other	—	15,437	975	—	16,412

Total current assets	—	123,768	3,438	—	127,206
Property and equipment, net of accumulated depreciation	—	196,152	30,155	(8,076)	218,231
Cost in excess of net assets acquired	—	130,079	—	—	130,079
Investment in subsidiaries	160,065	—	—	(160,065)	—
Other assets	6,791	11,974	3,565	—	22,330

Total assets	$166,856	$461,973	$37,158	$(168,141)	$497,846

Current Liabilities:
Accounts payable	$—	$10,529	$—	$—	$10,529
Salaries and benefits payable	—	27,355	—	—	27,355
Other accrued liabilities	1,162	27,383	1,682	(1,559)	28,668
Current portion of long-term debt	20,529	—	235	—	20,764

Total current liabilities	21,691	65,267	1,917	(1,559)	87,316
Long-term debt, less current portion	130,195	—	23,377	—	153,572
Deferred tax liability	—	8,020	—	—	8,020
Other liabilities	3,325	(461)	—	1,559	4,423

Total liabilities	155,211	72,826	25,294	—	253,331
Stockholders’ equity:
Total stockholders’ equity	11,645	389,147	11,864	(168,141)	244,515

Total liabilities and stockholders’ equity	$166,856	$461,973	$37,158	$(168,141)	$497,846

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$143,868	$2,542	$(2,542)	$143,868
Salaries, wages and employee benefits	—	77,717	—	—	77,717
Professional fees	—	14,814	15	—	14,829
Supplies	—	9,036	—	—	9,036
Rentals and leases	—	2,461	—	—	2,461
Other operating expenses	—	15,812	2,488	(1,804)	16,496
Provision for doubtful accounts	—	2,676	—	—	2,676
Depreciation and amortization	—	2,873	246	(61)	3,058
Interest expense	2,986	—	335	—	3,321

	2,986	125,389	3,084	(1,865)	129,594

(Loss) income from continuing operations before income taxes	(2,986)	18,479	(542)	(677)	14,274
(Benefit from) provision for income taxes	(1,165)	6,732	—	—	5,567

Net (loss) income	$(1,821)	$11,747	$(542)	$(677)	$8,707

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$282,598	$4,168	$(4,168)	$282,598
Salaries, wages and employee benefits	—	154,084	—	—	154,084
Professional fees	—	29,030	55	—	29,085
Supplies	—	17,620	—	—	17,620
Rentals and leases	—	4,801	—	—	4,801
Other operating expenses	—	31,453	3,380	(2,692)	32,141
Provision for doubtful accounts	—	5,344	—	—	5,344
Depreciation and amortization	—	5,591	491	(122)	5,960
Interest expense	6,135	—	709	—	6,844
Loss on refinancing of long-term debt	6,990	—	—	—	6,990

	13,125	247,923	4,635	(2,814)	262,869

(Loss) income from continuing operations before income taxes	(13,125)	34,675	(467)	(1,354)	19,729
(Benefit from) provision for income taxes	(5,119)	12,813	—	—	7,694

Net (loss) income	$(8,006)	$21,862	$(467)	$(1,354)	$12,035

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$116,936	$969	$(969)	$116,936
Salaries, wages and employee benefits	—	63,402	—	—	63,402
Professional fees	—	12,943	34	—	12,977
Supplies	—	7,379	—	—	7,379
Rentals and leases	—	2,109	—	—	2,109
Other operating expenses	444	13,570	(2)	(969)	13,043
Provision for doubtful accounts	—	2,636	—	—	2,636
Depreciation and amortization	—	2,117	244	—	2,361
Interest expense	4,137	—	378	—	4,515

	4,581	104,156	654	(969)	108,422
(Loss) income from continuing operations before income taxes	(4,581)	12,780	315	—	8,514
(Benefit from) provision for income taxes	(1,741)	4,978	—	—	3,237

(Loss) income from continuing operations	(2,840)	7,802	315	—	5,277
Loss from discontinued operations	—	(169)	—	—	(169)

Net (loss) income	(2,840)	7,633	315	—	5,108
Accrued preferred stock dividends	185	—	—	—	185

Net (loss) income available to common shareholders	$(3,025)	$7,633	$315	$—	$4,923

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$220,366	$1,860	$(1,860)	$220,366
Salaries, wages and employee benefits	—	119,109	—	—	119,109
Professional fees	—	24,633	35	—	24,668
Supplies	—	13,959	—	—	13,959
Rentals and leases	—	3,876	—	—	3,876
Other operating expenses	2,913	24,508	(2)	(1,860)	25,559
Provision for doubtful accounts	—	4,663	—	—	4,663
Depreciation and amortization	—	3,983	485	—	4,468
Interest expense	8,222	—	749	—	8,971
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	17,542	194,731	1,267	(1,860)	211,680

(Loss) income from continuing operations before income taxes	(17,542)	25,635	593	—	8,686
(Benefit from) provision for income taxes	(6,666)	9,743	225	—	3,302

(Loss) income from continuing operations	(10,876)	15,892	368	—	5,384
Loss from discontinued operations	—	(313)	—	—	(313)

Net (loss) income	(10,876)	15,579	368	—	5,071
Accrued preferred stock dividends	508	—	—	—	508

Net (loss) income available to common shareholders	$(11,384)	$15,579	$368	$—	$4,563

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(8,006)	21,862	$(467)	$(1,354)	$12,035
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,591	491	(122)	5,960
Provision for doubtful accounts	—	5,344	—	—	5,344
Amortization of loan costs	316	—	22	—	338
Loss on refinancing long-term debt	6,990	—	—	—	6,990
Change in income tax assets and liabilities	—	1,446	—	—	1,446
Changes in operating assets and liabilities:
Accounts receivable	—	(10,581)	—	—	(10,581)
Prepaids and other current assets	—	(242)	(1,859)	—	(2,101)
Accounts payable	—	409	—	—	409
Accrued liabilities and other liabilities	(1,855)	3,593	5,443	—	7,181

Net cash (used in) provided by operating activities	(2,555)	27,422	3,630	(1,476)	27,021
Investing Activities:
Acquisitions, net of cash acquired	(5,793)	—	—	—	(5,793)
Capital purchases of property and equipment	—	(10,029)	—	—	(10,029)
Capital purchases of property and equipment	(840)	—	—	—	(840)
Other assets	—	4,068	(4,951)	—	(883)

Net used in investing activities	(6,633)	(5,961)	(4,951)	—	(17,545)
Financing Activities:
Net principal payments on long-term debt	(30,311)	—	(116)	—	(30,427)
Net transfers to and from members	44,210	(45,949)	263	1,476	—
Refinancing of long-term debt	(5,316)	—	—	—	(5,316)
Payment of loan and issuance costs	(487)	—	—	—	(487)
Proceeds from issuance of common stock	1,092	—	—	—	1,092

Net cash provided by (used in) financing activities	9,188	(45,949)	147	1,476	(35,138)
Net (decrease) increase in cash	—	(24,488)	(1,174)	—	(25,662)
Cash at beginning of year	—	30,792	2,463	—	33,255

Cash at end of year	$—	$6,304	$1,289	$—	$7,593

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2005
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(10,876)	$15,579	$368	$—	$5,071
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	313	—	—	313
Depreciation and amortization	—	3,983	485	—	4,468
Provision for doubtful accounts	—	4,663	—	—	4,663
Amortization of loan costs	410	—	9	—	419
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	2,660	—	—	2,660
Changes in operating assets and liabilities:
Accounts receivable	—	(9,464)	—	—	(9,464)
Prepaids and other current assets	—	1,501	595	—	2,096
Accounts payable	—	(1,859)	—	—	(1,859)
Accrued liabilities and other liabilities	47	3,162	(1)	—	3,208

Net cash (used in) provided by operating activities	(4,012)	20,538	1,456	—	17,982
Investing Activities:
Acquisitions, net of cash acquired	(112,194)	—	—	—	(112,194)
Capital purchases of property and equipment	—	(6,874)	—	—	(6,874)
Other assets	—	(2,616)	356	—	(2,260)

Net used in investing activities	(112,194)	(9,490)	356	—	(121,328)
Financing Activities:
Net principal borrowings on long-term debt	74,554	—	(109)	—	74,445
Net transfers to and from members	45,535	(44,023)	(1,512)	—	—
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Payment of loan and issuance costs	(1,603)	—	—	—	(1,603)
Proceeds from issuance of common stock	1,564	—	—	—	1,564

Net cash provided by (used in) financing activities	116,206	(44,023)	(1,621)	—	70,562
Net (decrease) increase in cash	—	(32,975)	191	—	(32,784)
Cash at beginning of year	—	43,456	1,498	—	44,954

Cash at end of year	$—	$10,481	$1,689	$—	$12,170

12. Subsequent Event
On July 1, 2005, we completed the acquisition of 20 inpatient psychiatric facilities from Ardent. The facilities produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for the facilities consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million senior secured term loan facility, a $150 million Senior Unsecured Term Loan and borrowings on our $150 million revolving credit facility which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of 7.75% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the Senior Unsecured Term Loan as well as repurchase approximately $61 million of our 10.625% Senior Subordinated Notes due June 2013. We expect to record a loss on refinancing long-term debt of approximately $12.1 million in the third quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to improve the operations of acquired facilities, including the 20 inpatient psychiatric facilities acquired from Ardent Health Services LLC; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (5) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (6) potential difficulties in integrating our operations with recently acquired operations, including the inpatient psychiatric facilities acquired from Ardent Health Services LLC. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission, including the factors listed in our Annual Report on Form 10-K filed on March 15, 2005 under the caption “Risk Factors.” A copy of our filings may be obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street NW, Washington, D.C. at prescribed rates.
Overview
     On July 1, 2005, we completed the acquisition of 20 inpatient psychiatric facilities from Ardent Health Services LLC (“Ardent”). The facilities produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for the facilities consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million senior secured term loan facility, a $150 million Senior Unsecured Term Loan and borrowings on our $150 million revolving credit facility which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of 7.75% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the Senior Unsecured Term Loan as well as repurchase approximately $61 million of our 10.625% Senior Subordinated Notes due June 2013.
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other managed inpatient behavioral health care operations. We completed our first significant acquisition in 2000 when we acquired Sunrise Behavioral Health, Ltd. and its inpatient behavioral health care management contracts. We continued implementing our acquisition strategy in 2001 with the acquisition of four inpatient behavioral health care facilities. In 2002, we acquired one inpatient behavioral health care facility and merged with PMR Corporation, a public company and operator of inpatient behavioral health care management contracts. In 2003, we acquired six inpatient behavioral health care facilities from The Brown Schools, Inc.; Ramsay Youth Services, Inc. (“Ramsay”), an operator of 11 owned or leased inpatient behavioral health care facilities and 10 contracts to manage inpatient behavioral health care facilities for certain state governmental agencies; and two other inpatient behavioral health care facilities from other sellers. In 2004, we acquired 10 inpatient behavioral health care facilities in five separate transactions, the most significant being the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”).
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the second quarter and first half of 2005, our same-facility revenue from owned and leased inpatient facilities increased by 9.5% and 8.0% as compared to our second quarter and first half of 2004, respectively. Same-facility growth also produced gains in owned and leased inpatient facility patient days and admissions of 6.7% and 3.8%, respectively, in the first quarter of 2005 and 6.1% and 2.0%, respectively, in the first half of 2005. Same-facility growth refers to the comparison of each inpatient facility owned during 2004 with the comparable period in 2005.

Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the three and six months ended June 30, 2005, patient service revenue comprised approximately 88% of our total revenue.
Management Fee Revenue
     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the three and six months ended June 30, 2005, management contract revenue comprised approximately 12% of our total revenue.
Results of Operations
     The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$143,868	100.0%	$116,936	100.0%	$282,598	100.0%	$220,366	100.0%
Salaries, wages, and employee benefits	77,717	54.0%	63,402	54.2%	154,084	54.5%	119,109	54.1%
Professional fees	14,829	10.3%	12,977	11.1%	29,085	10.3%	24,668	11.2%
Supplies	9,036	6.3%	7,379	6.3%	17,620	6.2%	13,959	6.3%
Provision for bad debts	2,676	1.9%	2,636	2.2%	5,344	1.9%	4,663	2.1%
Other operating expenses	18,957	13.2%	15,152	13.0%	36,942	13.1%	29,435	13.4%
Depreciation and amortization	3,058	2.1%	2,361	2.0%	5,960	2.1%	4,468	2.0%
Interest expense	3,321	2.3%	4,515	3.9%	6,844	2.4%	8,971	4.1%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	—	0.0%	6,990	2.5%	6,407	2.9%

Income from continuing operations before income taxes	14,274	9.9%	8,514	7.3%	19,729	7.0%	8,686	3.9%
Provision for income taxes	5,567	3.8%	3,237	2.8%	7,694	2.7%	3,302	1.5%

Income from continuing operations	$8,707	6.1%	$5,277	4.5%	$12,035	4.3%	$5,384	2.4%

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Consolidated:
Number of facilities at period end	34	34	0.0%	34	34	0.0%
Admissions	14,700	11,822	24.3%	29,536	22,048	34.0%
Patient days	288,773	241,096	19.8%	566,300	452,659	25.1%

Same-facility (1):
Number of facilities at period end	33	33	0.0%	33	33	0.0%
Admissions	12,267	11,822	3.8%	22,496	22,048	2.0%
Patient days	257,235	241,096	6.7%	480,170	452,659	6.1%

(1)	For the three and six months ended June 30, 2005, includes statistics of inpatient facilities that had operations in the comparable period of 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenue. Revenue from continuing operations was $143.9 million for the three months ended June 30, 2005 compared to $116.9 million for the three months ended June 30, 2004, an increase of $27.0 million or 23.1%. Revenue from our owned and leased inpatient facilities segment accounted for $127.0 million of the 2005 results compared to $100.1 million of the 2004 results, an increase of $26.9 million or 26.9%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenue generated by facilities acquired in 2004. Acquisitions accounted for the following increases in revenue during 2005 as compared to 2004: $9.7 million for Heartland and $7.6 million for other acquisitions during 2004. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and admissions of 6.7% and 3.8%, respectively. Revenue from our inpatient management contracts segment accounted for $16.9 million of the 2005 results compared to $16.8 million of the 2004 results.
     Salaries, wage, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $77.7 million for the three months ended June 30, 2005, or 54.0% of our total revenue, compared to $63.4 million for the three months ended June 30, 2004, or 54.2% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $67.5 million in 2005, or 53.2% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $58.3 million in 2005, or 53.2% of segment revenue, compared to $54.0 million in 2004, or 54.0% of segment revenue. SWB expense for our inpatient management contracts segment was $7.4 million in 2005 and 2004. SWB expense for our corporate office was $2.8 million for 2005 compared to $2.0 million for 2004 as the result of the hiring of additional staff necessary to manage the inpatient facilities acquired during 2004.
     Professional fees. Professional fees were $14.8 million for the three months ended June 30, 2005, or 10.3% of our total revenue, compared to $13.0 million for the three months ended June 30, 2004, or 11.1% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $12.9 million in 2005, or 10.1% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $11.3 million in 2005, or 10.3% of segment revenue, compared to $11.1 million in 2004, or 11.1% of segment revenue. Professional fees for our inpatient management contracts segment were $1.2 million in 2005 compared to $1.1 million in 2004. Professional fees for our corporate office were approximately $800,000 in 2005 compared to approximately $700,000 in 2004. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $9.0 million for the three months ended June 30, 2005, or 6.3% of our total revenue, compared to $7.4 million for the three months ended June 30, 2004, or 6.3% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $8.4 million in 2005, or 6.6% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $7.5 million in 2005, or 6.8% of segment revenue, compared to $6.8 million in 2004, or 6.8% of segment revenue. Supplies expense for our inpatient management contracts segment was approximately $500,000 in 2005 and 2004. Supplies expense for our corporate office consists of office supplies and is negligible to supplies expense overall.
     Provision for bad debts. The provision for bad debts was $2.7 million for the three months ended June 30, 2005, or 1.9% of our total revenue, compared to $2.6 million for the three months ended June 30, 2004, or 2.2% of our total revenue. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole.
     Other operating expenses. Other operating expenses were approximately $19.0 million for the three months ended June 30, 2005, or 13.2% of our total revenue, compared to $15.2 million for the three months ended June 30, 2004, or 13.0% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $12.3 million in 2005, or 9.7% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $10.4 million in 2005, or 9.5% of segment revenue, compared to $9.4 million in 2004, or 9.4% of segment revenue. Other operating expenses for our inpatient management contracts segment were $5.4 million in 2005 compared to $5.0 million in 2004. Other operating expenses at our corporate office increased to approximately $1.3 million in 2005 from approximately $700,000 in 2004.
     Depreciation and amortization. Depreciation and amortization expense was $3.1 million for the three months ended June 30, 2005 compared to $2.4 million for the three months ended June 30, 2004, an increase of approximately $700,000. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2004.
     Interest expense. Interest expense was $3.3 million for the three months ended June 30, 2005 compared to $4.5 million for the three months ended June 30, 2004, a decrease of approximately $1.2 million or 26.7%. The decrease in interest expense is primarily attributable to the redemption of $50 million of our 10 5/8% senior subordinated notes on January 14, 2005.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $169,000 for the three months ended June 30, 2004 is from the operations of three contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003 and exited in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenue. Revenue from continuing operations was $282.6 million for the six months ended June 30, 2005 compared to $220.4 million for the six months ended June 30, 2004, an increase of $62.2 million or 28.2%. Revenue from our owned and leased inpatient facilities segment accounted for $248.7 million of the 2005 results compared to $186.7 million of the 2004 results, an increase of $62.0 million or 33.2%. The increase in revenues from our owned and leased inpatient facilities segment relates primarily to revenue generated by facilities acquired in 2004. Acquisitions accounted for the following increases in revenue during 2005 as compared to 2004: $5.8 million for Brentwood Behavioral Health (“Brentwood”), $22.6 million for Heartland and $18.5 million for other acquisitions during 2004. The remainder of the increase in revenues from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and admissions of 6.1% and 2.0%, respectively. Revenue from our inpatient management contracts segment accounted for $33.9 million of the 2005 compared to $33.7 million of the 2004 results.
     Salaries, wage, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $154.1 million for the six months ended June 30, 2005, or 54.5% of our total revenue, compared to $119.1 million for the six months ended June 30, 2004, or 54.1% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $133.5 million in 2005, or 53.7% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $108.2 million in 2005, or 53.6% of segment revenue, compared to $100.4 million in 2004, or 53.8% of segment revenue. SWB expense for our inpatient management contracts segment was $15.0 million in 2005 compared to $14.9 million in 2004. SWB expense for our corporate office was $5.6 million for 2005 compared to $3.7 million for 2004 as the result of the hiring of additional staff necessary to manage the inpatient facilities acquired during 2004.
     Professional fees. Professional fees were $29.1 million for the six months ended June 30, 2005, or 10.3% of our total revenue, compared to $24.7 million for the six months ended June 30, 2004, or 11.2% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $25.2 million in 2005, or 10.1% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $21.0 million in 2005, or 10.4% of segment revenue, compared to $21.1 million in 2004, or 11.3% of segment revenue. Professional fees for our inpatient management contracts segment were $2.3 million in 2005 and 2004. Professional fees for our corporate office were approximately $1.6 million in 2005 compared to approximately $1.2 million in 2004. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $17.6 million for the six months ended June 30, 2005, or 6.2% of our total revenue, compared to $14.0 million for the six months ended June 30, 2004, or 6.3% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $16.5 million in 2005, or 6.6% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $13.7 million in 2005, or 6.8% of segment revenue, compared to $12.9 million in 2004, or 6.9% of segment revenue. Supplies expense for our inpatient management contracts segment was approximately $1.0 million in 2005 and 2004. Supplies expense for our corporate office consists of office supplies and is negligible to supplies expense overall.
     Provision for bad debts. The provision for bad debts was $5.3 million for the six months ended June 30, 2005, or 1.9% of our total revenue, compared to $4.7 million for the six months ended June 30, 2004, or 2.1% of our total revenue. The provision for bad debts at our owned and leased inpatient facilities segment comprises the majority of our provision for bad debts as a whole.
     Other operating expenses. Other operating expenses were approximately $36.9 million for the six months ended June 30, 2005, or 13.1% of our total revenue, compared to $29.4 million for the six months ended June 30, 2004, or 13.4% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $24.3 million in 2005, or 9.8% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $19.3 million in 2005, or 9.6% of segment revenue, compared to $18.1 million in 2004, or 9.7% of segment revenue. Other operating expenses for our inpatient management contracts segment were $10.4 million in 2005 compared to $10.0 million in 2004. Other operating expenses at our corporate office increased to approximately $2.2 million in 2005 from approximately $1.4 million in 2004.
     Depreciation and amortization. Depreciation and amortization expense was $6.0 million for the six months ended June 30, 2005 compared to $4.5 million for the six months ended June 30, 2004, an increase of approximately $1.5 million. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2004.
     Interest expense. Interest expense was $6.8 million for the six months ended June 30, 2005 compared to $9.0 million for the six months ended June 30, 2004, a decrease of approximately $2.2 million or 24.4%. The decrease in interest expense is primarily attributable to the redemption of $50 million of our 10 5/8% senior subordinated notes on January 14, 2005.
     Other expenses. Other expenses totaled $7.0 million for the six months ended June 30, 2005 compared to $6.4 million for the six months ended June 30, 2004. Other expenses in 2005 and 2004 were losses on the refinancing of our long-term debt.

     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $313,000 for the six months ended June 30, 2004 is from the operations of three contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003 and exited in 2004.
Liquidity and Capital Resources
     As of June 30, 2005, we had working capital of $40.0 million, including cash and cash equivalents of $7.6 million, compared to working capital of $39.9 million at December 31, 2004.
     Cash provided by operating activities was $27.0 million for the six months ended June 30, 2005 compared to $18.0 million for the six months ended June 30, 2004. The increase in cash flows from operating activities was primarily due to cash generated by our facilities acquired in 2004.
     Cash used in investing activities was $17.5 million for the six months ended June 30, 2005 compared to $121.3 million for the six months ended June 30, 2004. Cash used in investing activities for the six months ended June 30, 2005 was primarily the result of cash paid for the purchases of property and equipment of approximately $10.0 million and cash paid for prior year acquisitions of $5.8 million. During the quarter ended June 30, 2005, we paid an earn-out obligation to the sellers of Brentwood of $5.3 million. Cash used in investing activities for the six months ended June 30, 2004 was the result of $30.9 million paid for the acquisition of Brentwood, $48.1 million paid for the acquisition of Heartland and $33.2 million paid for other acquisitions during the six months ended June 30, 2004.
     Cash used in financing activities was approximately $35.1 million for the six months ended June 30, 2005 compared to cash provided by financing activities of approximately $70.6 million for the six months ended June 30, 2004. Cash used by financing activities for the six months ended June 30, 2005 consisted primarily of $50.0 million used to redeem a portion of our 10 5/8% senior subordinated notes, offset by $20.0 million in net borrowings under our revolving line of credit. As part of this redemption, we paid $5.3 million during the first quarter of 2005 for its associated costs. Cash provided by financing activities for the six months ended June 30, 2004 was primarily the result of $75.0 million borrowed under our revolving line of credit to purchase Brentwood, Heartland, Piedmont and Alliance Behavioral, offset by cash paid to exit our credit facility with CapitalSource Finance LLC (“CapSource”) of approximately $3.8 million.
     On July 1, 2005, we completed the acquisition of 20 inpatient psychiatric facilities from Ardent. The facilities produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for the facilities consisted of $500 million cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million senior secured term loan facility, a $150 million Senior Unsecured Term Loan and borrowings on our $150 million revolving credit facility which was amended and restated on July 1, 2005.
     On July 1, 2005, we amended and restated our $150 million revolving credit facility and entered into a $325 million term loan facility. Our new term facility bears interest at LIBOR plus an agreed upon interest rate spread of 2% and requires quarterly principal payments of $812,500 with the remainder due upon maturity in July 2012. The $150 million revolving credit facility bears interest at LIBOR plus an agreed upon interest rate spread of 2.5% and matures in December 2009.
     On July 6, 2005, we closed on the sale of $220 million of 7.75% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the Senior Unsecured Term Loan as well as repurchase approximately $61 million of our 10.625% Senior Subordinated Notes due June 2013. We expect to record a loss on refinancing long-term debt of approximately $12.1 million in the third quarter of 2005. On January 14, 2005, we redeemed $50 million of our 10 5/8% senior subordinated notes. We paid bondholders a 10 5/8% penalty and accrued interest in connection with the January 14, 2005 redemption and recorded a loss on refinancing long-term debt of approximately $7.0 million during the first quarter of 2005. We paid the January 14, 2005 redemption with borrowings under our revolving credit facility of $30 million and the remainder with cash on hand.
     On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%. On April 23, 2004, we entered into another interest rate swap agreement. This swap agreement effectively converts $30.0 million of fixed rate debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%. During July 2005, we exited approximately $11.3 million of our then existing $50 million interest rate swap agreements without incurring a gain or loss on the transaction.
     On August 1, 2005, we filed a universal shelf registration statement on Form S-3 registering $250,000,000 of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities, in one or more series, in amounts, at prices and on terms satisfactory to us. As of the date hereof, the registration statement on Form S-3 has not been declared effective by the Securities and Exchange Commission.
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

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt (1)	$143,640	$386	$527	$20,591	$122,136
Lease obligations	37,395	5,709	8,572	6,205	16,909

	$181,035	$6,095	$9,099	$26,796	$139,045

(1)	Long-term debt excludes capital lease obligations which have been included in lease obligations above.
     The fair value of our $100 million 10 5/8% senior subordinated notes was approximately $111 million as of June 30, 2005. The fair value of our $150 million 10 5/8% senior subordinated notes was approximately $173 million as of December 31, 2004. The carrying value of our other long-term debt, including current maturities, of $43.9 million and $24.3 million at June 30, 2005 and December 31, 2004, respectively, approximated fair value. We had $20.0 million of variable rate debt outstanding under our revolving credit facility as of June 30, 2005. In addition, interest rate swap agreements effectively convert $50 million of fixed rate debt into variable rate debt at June 30, 2005. At our June 30, 2005 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $340,000.
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

     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. All of our operations have professional and general liability insurance in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The facilities purchased from Ardent were added to our insurance program on July 1, 2005. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
     Income taxes
     As part of the process of preparing our consolidated financial statements, we are required to determine our income tax liabilities in each of the jurisdictions in which we operate. This process involves recognizing the amount of income taxes payable or refundable for the current period, together with recognizing deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We are also required to assess the realizable value of our deferred tax assets and reduce the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the tax jurisdictions and during the periods in which the deferred tax assets are recoverable. In evaluating sources of future taxable income, we consider the reversal of taxable temporary differences, future earnings from operations and tax planning strategies, where applicable. We recorded a valuation allowance against deferred tax assets as of June 30, 2005 and December 31, 2004 totaling $3.4 million. We revise our assessment of the recoverability of deferred tax assets periodically, and will adjust the valuation allowance as circumstances require. The valuation allowance recorded as of June 30, 2005 and June 30, 2004 relates primarily to pre-acquisition net operating loss carryovers from certain acquisitions. Accordingly, future reductions in the valuation allowance will primarily reduce goodwill related to these respective acquisitions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     The information required by this item is provided under Part I, Item 2 of this Quarterly Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations.”
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 17, 2005, we held our annual meeting of shareholders. The following matters were submitted to a vote of stockholders:
     (1) The stockholders elected Class III directors, Joey A. Jacobs, William M. Petrie, M.D. and Edward K. Wissing. The votes were as follows:

Joey A. Jacobs
Votes cast for Votes withheld	17,126,318 1,679,490

William M. Petrie, M.D.
Votes cast for Votes withheld	17,114,297 1,691,511

Edward K. Wissing
Votes cast for Votes withheld	18,091,541 714,267
     (2) The stockholders approved an amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan. The votes were as follows:

Votes cast for	11,511,083
Votes cast against Abstentions Broker non-votes	3,857,336 188,864 3,248,525
     (3) The stockholders approved an amendment to the Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan. The votes were as follows:

Votes cast for Votes cast against Abstentions Broker non-votes	13,629,724 1,739,481 188,078 3,248,525
     (4) The stockholders ratified the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year 2005. The votes were as follows:

Votes cast for Votes cast against Abstentions	18,055,767 606,462 143,579

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
2.1	Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc., (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997) (the “1997 10-K”)).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) (the “2002 10-K”)).

4.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 24, 2003 (incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement, filed January 22, 2003).

4.4	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.5	Form of Notes (included in Exhibit 4.4).

4.6	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

10.1	Psychiatric Solutions, Inc. Cash Bonus Policy (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2005).

10.2	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 22, 2005).

10.3	Amendment to the Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed April 22, 2005).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSYCHIATRIC SOLUTIONS, INC.
Dated: August 9, 2005	/s/ Jack E. Polson
Jack E. Polson
Chief Accounting Officer