Form 10-Q
period 2005-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2005-11-07
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005 or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, 26,109,424 shares of the registrant’s common stock were outstanding.

PSYCHIATRIC SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,972	$33,314
Accounts receivable, less allowance for doubtful accounts of $16,860 and $10,662, respectively	134,319	76,984
Prepaids and other	45,349	16,601

Total current assets	209,640	126,899
Property and equipment, net of accumulated depreciation	374,796	218,211
Cost in excess of net assets acquired	527,742	130,079
Other assets	30,724	22,330

Total assets	$1,142,902	$497,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,231	$10,355
Salaries and benefits payable	46,744	27,205
Other accrued liabilities	32,408	28,665
Current portion of long-term debt	321	20,764

Total current liabilities	97,704	86,989
Long-term debt, less current portion	482,081	153,572
Deferred tax liability	22,603	8,020
Other liabilities	21,784	4,423

Total liabilities	624,172	253,004
Stockholders’ equity:
Common stock, $0.01 par value, 48,000 shares authorized; 25,989 and 20,468 issued and outstanding, respectively	260	205
Additional paid-in capital	488,990	228,044
Accumulated earnings	29,480	16,266

Total stockholders’ equity	518,730	244,515

Total liabilities and stockholders’ equity	$1,142,902	$497,519

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$223,572	$130,219	$503,624	$348,020

Salaries, wages and employee benefits	123,731	71,310	275,982	188,663
Professional fees	22,642	13,875	51,462	38,422
Supplies	13,541	8,563	30,985	22,283
Rentals and leases	3,447	2,553	8,218	6,407
Other operating expenses	22,631	14,221	54,250	39,522
Provision for doubtful accounts	4,957	3,396	10,301	8,051
Depreciation and amortization	4,370	2,628	10,326	7,094
Interest expense	11,386	5,105	18,213	14,077
Loss on refinancing long-term debt	14,881	—	21,871	6,407

	221,586	121,651	481,608	330,926
Income from continuing operations before income taxes	1,986	8,568	22,016	17,094
Provision for income taxes	774	3,254	8,586	6,496

Income from continuing operations	1,212	5,314	13,430	10,598
(Loss) income from discontinued operations, net of taxes	(33)	50	(216)	(164)

Net income	1,179	5,364	13,214	10,434
Accrued preferred stock dividends	—	149	—	656

Net income available to common stockholders	$1,179	$5,215	$13,214	$9,778

Basic earnings per share:
Income from continuing operations	$0.05	$0.35	$0.64	$0.73
(Loss) income from discontinued operations	—	—	(0.01)	(0.01)

	$0.05	$0.35	$0.63	$0.72

Diluted earnings per share:
Income from continuing operations	$0.05	$0.31	$0.61	$0.61
(Loss) income from discontinued operations	—	—	(0.01)	(0.01)

	$0.05	$0.31	$0.60	$0.60

Shares used in computing per share amounts:
Basic	22,410	14,796	21,142	13,629
Diluted	23,202	17,535	21,875	17,383
See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$13,214	$10,434
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of taxes	216	164
Depreciation and amortization	10,326	7,094
Provision for doubtful accounts	10,301	8,051
Amortization of loan costs	818	706
Loss on refinancing long-term debt	21,871	6,407
Change in income tax assets and liabilities	1,715	5,979
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(20,075)	(10,331)
Prepaids and other assets	(4,160)	2,019
Accounts payable	2,037	(5,258)
Salaries and benefits payable	1,634	6,488
Accrued liabilities and other liabilities	13,280	4,405

Net cash provided by continuing operating activities	51,177	36,158

Investing activities:
Cash paid for acquisitions, net of cash acquired	(514,732)	(115,842)
Capital purchases of property and equipment	(14,285)	(11,155)
Investment in equity method investees	(1,340)	—
Other	1,013	(2,063)

Net cash used in investing activities	(529,344)	(129,060)

Financing activities:
Net increase in revolving credit facility	—	70,000
Issuances of long-term debt	545,000	—
Repayments of long-term debt	(236,735)	(794)
Loss on refinancing long-term debt	(15,398)	(3,844)
Payment of loan and issuance costs	(13,294)	(2,027)
Proceeds from repayment of stockholder notes	—	338
Proceeds from public offering of common stock, net of issuance costs	192,637	—
Proceeds from exercises of stock options	2,615	2,108

Net cash provided by financing activities	474,825	65,781

Net decrease in cash and cash equivalents	(3,342)	(27,121)
Cash and cash equivalents at beginning of the period	33,314	44,954

Cash and cash equivalents at end of the period	$29,972	$17,833

Significant Non-cash Transactions:
Loss on refinancing long-term debt	$6,473	$2,563

Issuance of common stock upon conversion of series A convertible preferred stock	$—	$15,791

Effect of Acquisitions:
Assets acquired, net of cash acquired	$623,000	$122,902
Cash payment for prior-year acquisitions	5,793	3,350
Liabilities assumed	(49,296)	(10,410)
Issuance of common stock used for acquisitions	(64,765)	—

Cash paid for acquisitions, net of cash acquired	$514,732	$115,842

See notes to condensed consolidated financial statements

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
1. Recent Developments
On July 1, 2005, we completed the acquisition of all of the outstanding capital stock of Ardent Health Services, Inc. (“Ardent Behavioral”) from Ardent Health Services LLC (“Ardent”). Ardent Behavioral owns and operates 20 inpatient psychiatric facilities which produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for Ardent Behavioral consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million Senior Secured Term Loan Facility, a $150 million bridge loan facility and borrowings on our $150 million revolving credit facility which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of 7 3/4% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the $150 million bridge loan facility as well as repurchase approximately $61.3 million of our 10 5/8% Senior Subordinated Notes due June 2013.
On September 20, 2005, we closed on the sale of 4,025,000 shares of our common stock at a price of $50.24 per share. Net proceeds of approximately $192.6 million received from the offering were used to repay $125 million of indebtedness under our Senior Secured Term Loan Facility and the outstanding balance of our revolving credit facility. The remaining $19.6 million of proceeds were invested in short term investments which qualify as cash equivalents.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses were approximately 3% of net revenue for the nine months ended September 30, 2005. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
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
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Basic earnings per share:
Income from continuing operations	$1,212	$5,314	$13,430	$10,598
Accrued dividends on series A convertible preferred stock	—	149	—	656

Income from continuing operations used in computing basic earnings per common share	1,212	5,165	13,430	9,942
(Loss) income from discontinued operations, net of taxes	(33)	50	(216)	(164)

Net income available to common stockholders	$1,179	$5,215	$13,214	$9,778

Diluted earnings per share:
Income from continuing operations	$1,212	$5,314	$13,430	$10,598
(Loss) income from discontinued operations, net of taxes	(33)	50	(216)	(164)

Net income	$1,179	$5,364	$13,214	$10,434

Denominator:
Weighted average shares outstanding for basic earnings per share	22,410	14,796	21,142	13,629
Effect of dilutive series A convertible preferred stock outstanding	—	2,179	—	3,202
Effects of dilutive stock options and warrants outstanding	792	560	733	552

Shares used in computing diluted earnings per common share	23,202	17,535	21,875	17,383

Basic earnings per share:
Income from continuing operations	$0.05	$0.35	$0.64	$0.73
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	(0.01)

	$0.05	$0.35	$0.63	$0.72

Diluted earnings per share:
Income from continuing operations	$0.05	$0.31	$0.61	$0.61
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	(0.01)

	$0.05	$0.31	$0.60	$0.60

4. Stock-Based Compensation
We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We plan to adopt the fair-value method of accounting for stock options and begin expensing stock options pursuant to SFAS No. 123R, Share-Based Payment, as amended, beginning on January 1, 2006.
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
For purposes of pro forma disclosure, the estimated fair value of the options at grant date is amortized to expense over the option’s vesting period. The pro forma information follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common stockholders	$1,179	$5,215	$13,214	$9,778
Pro forma compensation expense from stock options, net of taxes	1,008	422	2,347	1,048

Pro forma net income available to common stockholders	$171	$4,793	$10,867	$8,730

Basic earnings per share, as reported	$0.05	$0.35	$0.63	$0.72

Diluted earnings per share, as reported	$0.05	$0.31	$0.60	$0.60

Basic pro forma earnings per share	$0.01	$0.32	$0.51	$0.64

Diluted pro forma earnings per share	$0.01	$0.28	$0.50	$0.54

5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Because we have grown through mergers and acquisitions, our financial statements for the fiscal periods presented are not comparable.
On August 1, 2005, we acquired the assets, exclusive of real estate, of Canyon Ridge Hospital, a 59 bed inpatient behavioral health care facility located in Chino, California.
On July 1, 2005, we completed the acquisition of Ardent Behavioral, which owns and operates 20 inpatient psychiatric facilities. Ardent Behavioral produced revenues of approximately $300 million in 2004 and has a total of approximately 2,000 inpatient beds. The purchase price of Ardent Behavioral consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock.
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
The purchase price allocations for Canyon Ridge and Ardent Behavioral are preliminary as of September 30, 2005, pending final valuations of certain assets and liabilities acquired.
The following represents the unaudited pro forma results of consolidated operations as if the acquisition of Ardent Behavioral had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values and changes in interest expense resulting from changes in consolidated debt (dollars in thousands, except per share data):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	For the three months	For the nine months
	ended September 30,	ended September 30,
	2004	2005	2004
Revenue	$209,218	$665,575	$573,439
Net income available to common stockholders	$8,237	$20,575	$18,169
Earnings per common share, basic	$0.51	$0.93	$1.21
Earnings per common share, diluted	$0.44	$0.90	$1.00
This pro forma information does not purport to be indicative of what our results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on our future results of operations. The pro forma information provided above includes losses from refinancing long-term debt of $21.9 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. No pro forma information is presented for the three months ended September 30, 2005, as the acquisition of Ardent Behavioral occurred on July 1, 2005.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Senior credit facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 5.7% at September 30, 2005	$200,000	$—
7 3/4% Senior Subordinated Notes	220,000	—
10 5/8% Senior Subordinated Notes	38,681	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,436	23,611
Other	285	725

	482,402	174,336
Less current portion	321	20,764

Long-term debt	$482,081	$153,572

Senior Credit Facility
As a result of entering into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and terminating our former senior credit facility we recorded a loss on refinancing long-term debt of $6.4 million for the quarter ended March 31, 2004. On December 21, 2004, our Credit Agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. On July 1, 2005, we amended and restated our Credit Agreement to include a $325 million Senior Term Loan Facility with Citicorp North America, Inc. We borrowed on the Senior Secured Term Loan Facility on July 1, 2005 to finance a portion of the purchase price for the Ardent Behavioral acquisition. During the quarter ended September 30, 2005, we repaid $125 million of the Senior Secured Term Loan Facility with a portion of the proceeds received from the sale of 4,025,000 shares of our common stock. The remaining $200 million balance on our Senior Secured Term Loan Facility is due on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and Senior Secured Term Loan Facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2005, we had no borrowings outstanding and $149.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million on our revolving credit facility. All repayments made under the Senior Secured Term Loan Facility are permanent. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $430,000 for the nine months ended September 30, 2005.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of September 30, 2005, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility could become immediately payable and additional borrowings could be restricted.
7 3/4% Senior Subordinated Notes
On July 6, 2005, we issued $220 million in 7 3/4% Senior Subordinated Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on the $150 million bridge loan, which financed a portion of the purchase price for the acquisition of Ardent Behavioral and to repay approximately $61.3 million of our 10 5/8% Senior Subordinated Notes. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2006. The 7 3/4% Senior Subordinated Notes will mature on July 15, 2015.
10 5/8% Senior Subordinated Notes
On June 30, 2003, we issued $150 million in 10 5/8% Senior Subordinated Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Interest on these notes accrues at the rate of 10 5/8% per annum and is payable semi-annually in arrears on June 15 and December 15. The 10 5/8% Senior Subordinated Notes will mature on June 15, 2013.
On January 14, 2005, we redeemed $50 million of our 10 5/8% Senior Subordinated Notes and paid a 10 5/8% penalty and related accrued interest on the amount redeemed. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. We classified $20 million of the 10 5/8% Senior Subordinated Notes as current portion of long-term debt on December 31, 2004. On July 6, 2005, we repurchased approximately $61.3 million of our 10 5/8% Senior Subordinated Notes and paid a premium of approximately $8.6 million on the notes repurchased using proceeds from the issuance of our 7 3/4% Senior Subordinated Notes.
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). These mortgage loans are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. The carrying amount of assets held as collateral approximated $21.5 million as of September 30, 2005.
7. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2005 and 2004 reflects an effective tax rate of approximately 39% and 38%, respectively. The increase in the effective tax rate is due to an increase in our overall effective state income tax rate.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated two of our contracts during 2005 and three of our contracts during 2004 to manage state-owned facilities in Florida. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$203	$4,508	$2,462	$14,801

Salaries, wages and employee benefits	139	2,933	1,971	10,728
Professional fees	9	447	337	1,302
Supplies	9	384	179	1,288
Rentals and leases	19	88	12	172
Other operating expenses	58	549	272	1,527
Provision for doubtful accounts	5	21	5	29
Depreciation and amortization	13	5	17	20
Interest expense	5	—	23	—

	257	4,427	2,816	15,066

(Loss) income from discontinued operations before income taxes	(54)	81	(354)	(265)
(Benefit from) provision for income taxes	(21)	31	(138)	(101)

(Loss) income from discontinued operations, net of taxes	$(33)	$50	$(216)	$(164)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased inpatient facilities and (2) inpatient management contracts. Each inpatient facility and certain inpatient management contracts qualify as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of September 30, 2005, the owned and leased facilities segment provided inpatient mental and behavioral health services in its 47 owned and 8 leased facilities in 27 states. As of September 30, 2005, the management contracts segment provided inpatient psychiatric management and development services to 39 behavioral health units in third-party medical/surgical hospitals and clinics in 17 states and provided mental and behavioral health services to 6 inpatient facilities for state government agencies. Activities classified as “Corporate and Other” in the schedule below relate primarily to unallocated home office items.
Adjusted EBITDA is a non-GAAP financial measure and is defined as income (loss) from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Because adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by business segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended September 30, 2005
Revenue	$207,534	$16,038	$—	$223,572

Adjusted EBITDA	$36,047	$2,831	$(6,255)	$32,623
Interest expense	8,281	10	3,095	11,386
Depreciation and amortization	3,988	184	198	4,370
Provision for income taxes	131	—	643	774
Inter-segment expenses	5,556	1,179	(6,735)	—
Loss on refinancing long-term debt	—	—	14,881	14,881

Total other expenses	—	—	14,881	14,881

Income (loss) from continuing operations	$18,091	$1,458	$(18,337)	$1,212

Segment assets	$1,018,035	$30,983	$93,884	$1,142,902

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Nine months ended September 30, 2005
Revenue	$456,188	$47,436	$—	$503,624

Adjusted EBITDA	$79,872	$8,281	$(15,727)	$72,426
Interest expense	24,942	23	(6,752)	18,213
Depreciation and amortization	9,272	556	498	10,326
Provision for income taxes	1,355	—	7,231	8,586
Inter-segment expenses	12,937	2,499	(15,436)	—
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	21,871

Total other expenses	—	—	21,871	21,871

Income (loss) from continuing operations	$31,366	$5,203	$(23,139)	$13,430

Segment assets	$1,018,035	$30,983	$93,884	$1,142,902

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Three months ended September 30, 2004
Revenue	$114,487	$15,732	$—	$130,219

Adjusted EBITDA	$17,012	$3,039	$(3,750)	$16,301
Interest expense	5,745	(4)	(636)	5,105
Depreciation and amortization	2,261	275	92	2,628
Provision for income taxes	545	—	2,709	3,254
Inter-segment expenses	3,295	821	(4,116)	—

Income (loss) from continuing operations	$5,166	$1,947	$(1,799)	$5,314

Segment assets	$383,029	$34,789	$35,711	$453,529

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Nine months ended September 30, 2004
Revenue	$301,142	$46,878	$—	$348,020

Adjusted EBITDA	$46,583	$8,212	$(10,123)	$44,672
Interest expense	13,872	(15)	220	14,077
Depreciation and amortization	5,992	874	228	7,094
Provision for income taxes	1,898	—	4,598	6,496
Inter-segment expenses	8,655	1,632	(10,287)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Total other expenses	—	—	6,407	6,407

Income (loss) from continuing operations	$16,166	$5,721	$(11,289)	$10,598

Segment assets	$383,029	$34,789	$35,711	$453,529
10. Recent Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. On April 15, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in accordance with SFAS No. 123R in the first quarter of 2006. We believe the impact of adopting SFAS No. 123R on our 2006 financial results will be comparable to an annualized amount of the pro forma expense disclosed for the third quarter of 2005 in Note 4. However, because of the uncertainty surrounding future grants and the variables necessary to value them, actual expense recorded in 2006 upon adoption of SFAS No. 123R may differ materially.
11. Financial Information for Psychiatric Solutions and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is condensed consolidating financial information for us and our subsidiaries as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHLATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Balance Sheet
As of September 30, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$26,318	$3,654	$—	$29,972
Accounts receivable, net	—	134,319	—	—	134,319
Prepaids and other	—	42,285	3,064	—	45,349

Total current assets	—	202,922	6,718	—	209,640
Property and equipment, net of accumulated depreciation	—	353,271	29,419	(7,894)	374,796
Cost in excess of net assets acquired	—	527,742		—	527,742
Investment in subsidiaries	452,050	—	—	(452,050)	—
Other assets	12,500	9,949	8,275	—	30,724

Total assets	$464,550	$1,093,884	$44,412	$(459,944)	$1,142,902

Current Liabilities:
Accounts payable	$—	$18,231	$—	$—	$18,231
Salaries and benefits payable	—	46,732	12	—	46,744
Other accrued liabilities	10,494	18,073	3,841	—	32,408
Current portion of long-term debt	76	—	245	—	321

Total current liabilities	10,570	83,036	4,098	—	97,704
Long-term debt, less current portion	458,889	—	23,192	—	482,081
Deferred tax liability	—	22,603	—	—	22,603
Other liabilities	7,321	8,535	5,928	—	21,784

Total liabilities	476,780	114,174	33,218	—	624,172
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(12,230)	979,710	11,194	(459,944)	518,730

Total liabilities and stockholders’ (deficit) equity	$464,550	$1,093,884	$44,412	$(459,944)	$1,142,902

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Balance Sheet
As of December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$30,851	$2,463	$—	$33,314
Accounts receivable, net	—	76,984	—	—	76,984
Prepaids and other	—	15,626	975	—	16,601

Total current assets	—	123,461	3,438	—	126,899
Property and equipment, net of accumulated depreciation	—	196,132	30,155	(8,076)	218,211
Cost in excess of net assets acquired	—	130,079	—	—	130,079
Investment in subsidiaries	160,065	—	—	(160,065)	—
Other assets	6,791	11,974	3,565	—	22,330

Total assets	$166,856	$461,646	$37,158	$(168,141)	$497,519

Current Liabilities:
Accounts payable	$—	$10,355	$—	$—	$10,355
Salaries and benefits payable	—	27,205	—	—	27,205
Other accrued liabilities	1,162	27,380	1,682	(1,559)	28,665
Current portion of long-term debt	20,529	—	235	—	20,764

Total current liabilities	21,691	64,940	1,917	(1,559)	86,989
Long-term debt, less current portion	130,195	—	23,377	—	153,572
Deferred tax liability	—	8,020	—	—	8,020
Other liabilities	3,325	(461)	—	1,559	4,423

Total liabilities	155,211	72,499	25,294	—	253,004
Stockholders’ equity:
Total stockholders’ equity	11,645	389,147	11,864	(168,141)	244,515

Total liabilities and stockholders’ equity	$166,856	$461,646	$37,158	$(168,141)	$497,519

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$223,572	$3,663	$(3,663)	$223,572
Salaries, wages and employee benefits	—	123,731	—	—	123,731
Professional fees	—	22,249	393	—	22,642
Supplies	—	13,541	—	—	13,541
Rentals and leases	—	3,447	—	—	3,447
Other operating expenses	—	22,529	2,566	(2,464)	22,631
Provision for doubtful accounts	—	4,957	—	—	4,957
Depreciation and amortization	—	4,186	245	(61)	4,370
Interest expense	11,150	—	236	—	11,386
Loss on refinancing long-term debt	14,881	—	—	—	14,881

	26,031	194,640	3,440	(2,525)	221,586

(Loss) income from continuing operations before income taxes	(26,031)	28,932	223	(1,138)	1,986
(Benefit from) provision for income taxes	(10,152)	10,926	—	—	774

(Loss) income from continuing operations	(15,879)	18,006	223	(1,138)	1,212
(Loss) income from discontinued operations, net of taxes	—	(33)	—	—	(33)

Net income	$(15,879)	$17,973	$223	$(1,138)	$1,179

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$503,624	$7,831	$(7,831)	$503,624
Salaries, wages and employee benefits	—	275,982		—	275,982
Professional fees	—	51,014	448	—	51,462
Supplies	—	30,985	—	—	30,985
Rentals and leases	—	8,218	—	—	8,218
Other operating expenses	—	53,460	5,945	(5,155)	54,250
Provision for doubtful accounts	—	10,301	—	—	10,301
Depreciation and amortization	—	9,772	736	(182)	10,326
Interest expense	17,268	—	945	—	18,213
Loss on refinancing of long-term debt	21,871	—	—	—	21,871

	39,139	439,732	8,074	(5,337)	481,608

(Loss) income from continuing operations before income taxes	(39,139)	63,892	(243)	(2,494)	22,016
(Benefit from) provision for income taxes	(15,264)	23,850	—	—	8,586

(Loss) income from continuing operations	(23,875)	40,042	(243)	(2,494)	13,430
(Loss) income from discontinued operations, net of taxes	—	(216)	—	—	(216)

Net income	$(23,875)	$39,826	$(243)	$(2,494)	$13,214

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$130,219	$878	$(878)	$130,219
Salaries, wages and employee benefits	—	71,310	—	—	71,310
Professional fees	—	13,870	5	—	13,875
Supplies	—	8,563	—	—	8,563
Rentals and leases	—	2,553	—	—	2,553
Other operating expenses	(397)	15,492	4	(878)	14,221
Provision for doubtful accounts	—	3,396	—	—	3,396
Depreciation and amortization	—	2,383	245	—	2,628
Interest expense	4,731	—	374	—	5,105

	4,334	117,567	628	(878)	121,651

(Loss) income from continuing operations before income taxes	(4,334)	12,652	250	—	8,568
(Benefit from) provision for income taxes	(1,647)	4,901	—	—	3,254

(Loss) income from continuing operations	(2,687)	7,751	250	—	5,314
Income from discontinued operations	—	50	—	—	50

Net (loss) income	(2,687)	7,801	250	—	5,364
Accrued preferred stock dividends	149	—	—	—	149

Net (loss) income available to common shareholders	$(2,836)	$7,801	$250	$—	$5,215

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$348,020	$2,738	$(2,738)	$348,020
Salaries, wages and employee benefits	—	188,663	—	—	188,663
Professional fees	—	38,383	39	—	38,422
Supplies	—	22,283	—	—	22,283
Rentals and leases	—	6,407	—	—	6,407
Other operating expenses	357	41,901	2	(2,738)	39,522
Provision for doubtful accounts	—	8,051	—	—	8,051
Depreciation and amortization	—	6,364	730	—	7,094
Interest expense	12,954	—	1,123	—	14,077
Loss on refinancing of long-term debt	6,407	—	—	—	6,407

	19,718	312,052	1,894	(2,738)	330,926

(Loss) income from continuing operations before income taxes	(19,718)	35,968	844	—	17,094
(Benefit from) provision for income taxes	(7,493)	13,989	—	—	6,496

(Loss) income from continuing operations	(12,225)	21,979	844	—	10,598
Loss from discontinued operations	—	(164)	—	—	(164)

Net (loss) income	(12,225)	21,815	844	—	10,434
Accrued preferred stock dividends	656	—	—	—	656

Net (loss) income available to common shareholders	$(12,881)	$21,815	$844	$—	$9,778

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(23,875)	$39,826	$(243)	$(2,494)	$13,214
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	216	—	—	216
Depreciation and amortization	—	9,772	736	(182)	10,326
Provision for doubtful accounts	—	10,301	—	—	10,301
Amortization of loan costs	783	—	35	—	818
Loss on refinancing long-term debt	21,871	—	—	—	21,871
Change in income tax assets and liabilities	—	1,715	—	—	1,715
Changes in operating assets and liabilities:
Accounts receivable	—	(20,075)	—	—	(20,075)
Prepaids and other current assets	—	(2,070)	(2,090)	—	(4,160)
Accounts payable	—	2,037	—	—	2,037
Accrued liabilities and other liabilities	4,744	1,909	8,261	—	14,914

Net cash (used in) provided by operating activities	3,523	43,631	6,699	(2,676)	51,177
Investing Activities:
Acquisitions, net of cash acquired	(514,732)	—	—	—	(514,732)
Capital purchases of property and equipment	—	(14,285)	—	—	(14,285)
Investment in equity method investees	(1,340)	—	—	—	(1,340)
Other assets	—	6,346	(5,333)	—	1,013

Net used in investing activities	(516,072)	(7,939)	(5,333)	—	(529,344)
Financing Activities:
Net principal borrowings (payments) on long-term debt	308,440	—	(175)	—	308,265
Net transfers to and from members	37,549	(40,225)	—	2,676	—
Loss on refinancing long-term debt	(15,398)	—	—	—	(15,398)
Payment of loan and issuance costs	(13,294)	—	—	—	(13,294)
Proceeds from issuance of common stock	195,252	—	—	—	195,252

Net cash provided by (used in) financing activities	512,549	(40,225)	(175)	2,676	474,825
Net (decrease) increase in cash	—	(4,533)	1,191	—	(3,342)
Cash at beginning of year	—	30,851	2,463	—	33,314

Cash at end of year	$—	$26,318	$3,654	$—	$29,972

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(12,225)	$21,815	$844	$—	$10,434
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	164	—	—	164
Depreciation and amortization	—	6,364	730	—	7,094
Provision for doubtful accounts	—	8,051	—	—	8,051
Amortization of loan costs	674	—	32	—	706
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	5,979	—	—	5,979
Changes in operating assets and liabilities:
Accounts receivable	—	(10,331)	—	—	(10,331)
Prepaids and other current assets	—	2,754	(735)	—	2,019
Accounts payable	—	(5,258)	—	—	(5,258)
Accrued liabilities and other liabilities	3,655	7,239	(1)	—	10,893

Net cash (used in) provided by operating activities	(1,489)	36,777	870	—	36,158
Investing Activities:
Acquisitions, net of cash acquired	(115,842)	—	—	—	(115,842)
Capital purchases of property and equipment	—	(11,155)	—	—	(11,155)
Other assets	—	(1,676)	(387)	—	(2,063)

Net used in investing activities	(115,842)	(12,831)	(387)	—	(129,060)
Financing Activities:
Net principal borrowings on long-term debt	69,370	—	(164)	—	69,206
Net transfers to and from members	51,386	(51,280)	(106)	—	—
Loss on refinancing long-term debt	(3,844)	—	—	—	(3,844)
Payment of loan and issuance costs	(2,027)	—	—	—	(2,027)
Proceeds from repayment of stockholder notes	338	—	—	—	338
Proceeds from issuance of common stock	2,108	—	—	—	2,108

Net cash provided by (used in) financing activities	117,331	(51,280)	(270)	—	65,781
Net (decrease) increase in cash	—	(27,334)	213	—	(27,121)
Cash at beginning of year	—	43,456	1,498	—	44,954

Cash at end of year	$—	$16,122	$1,711	$—	$17,833

12. Subsequent Event
On November 2, 2005, we announced that our Board of Directors has approved a 2-for-1 stock split to be effected in the form of a 100% stock dividend, subject to approval by our stockholders of a proposal to increase the number of authorized shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to improve the operations of acquired facilities, including the 20 inpatient psychiatric facilities acquired from Ardent Health Services LLC; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (5) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; and (6) potential difficulties in integrating our operations with recently acquired operations. The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the Securities and Exchange Commission. A copy of our filings may be obtained from the Public Reference Room of the Securities and Exchange Commission at 450 Fifth Street NW, Washington, D.C. at prescribed rates.
Overview
     On July 1, 2005, we completed the acquisition of all of the outstanding capital stock of Ardent Heath Services, Inc. (“Ardent Behavioral”) from Ardent Health Services LLC (“Ardent”). Ardent Behavioral owns and operates 20 inpatient psychiatric facilities which produced revenues of approximately $300 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for Ardent Behavioral consisted of $500 million in cash and the issuance of 1,362,760 shares of our common stock. The cash portion of the acquisition price was financed through our new $325 million Senior Secured Term Loan Facility, a $150 million bridge loan facility and borrowings on our $150 million revolving credit facility, which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of 7 3/4% Senior Subordinated Notes due 2015, the proceeds of which were used to repay the bridge loan facility as well as repurchase approximately $61.3 million of our 10 5/8% Senior Subordinated Notes due June 2013. On September 20, 2005, we closed on the sale of 4,025,000 shares of our common stock at a price of $50.24 per share. Net proceeds of approximately $192.6 million received from the offering were used to repay $125 million of indebtedness under our Senior Secured Term Loan Facility and the outstanding balance of our revolving credit facility. The remaining $19.6 million of proceeds were invested in short term investments which qualify as cash equivalents.
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other managed inpatient behavioral health care operations. We completed our first significant acquisition in 2000 when we acquired Sunrise Behavioral Health, Ltd. and its inpatient behavioral health care management contracts. We continued implementing our acquisition strategy in 2001 with the acquisition of four inpatient behavioral health care facilities. In 2002, we acquired one inpatient behavioral health care facility and merged with PMR Corporation, a public company and operator of inpatient behavioral health care management contracts. In 2003, we acquired six inpatient behavioral health care facilities from The Brown Schools, Inc.; Ramsay Youth Services, Inc. (“Ramsay”), an operator of 11 owned or leased inpatient behavioral health care facilities and 10 contracts to manage inpatient behavioral health care facilities for certain state governmental agencies; and two other inpatient behavioral health care facilities from other sellers. In 2004, we acquired 10 inpatient behavioral health care facilities in five separate transactions, the most significant being the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”). On July 1, 2005, we acquired 20 inpatient psychiatric facilities from Ardent and on August 1, 2005, we acquired the assets, exclusive of real estate, of Canyon Ridge Hospital, a 59 bed inpatient behavioral health care facility located in Chino, California.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the third quarter and first nine months of 2005, our same-facility revenue from owned and leased inpatient facilities increased by 9.6% and 8.6% as compared to the same periods in 2004, respectively. Same-facility growth also produced gains in owned and leased inpatient facility patient days and admissions of 4.2% and 4.0%, respectively, in the third quarter of 2005 and 5.4% and 2.8%, respectively, in the first nine months of 2005. Same-

facility growth refers to the comparison of each inpatient facility owned during 2004 with the comparable period in 2005.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. Patient service revenue comprised approximately 93% and 91% of our total revenue for the three and nine months ended September 30, 2005, respectively.
Management Fee Revenue
     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. Management contract revenue comprised approximately 7% and 9% of our total revenue for the three and nine months ended September 30, 2005, respectively.
Results of Operations
     The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$223,572	100.0%	$130,219	100.0%	$503,624	100.0%	$348,020	100.0%
Salaries, wages, and employee benefits	123,731	55.3%	71,310	54.8%	275,982	54.8%	188,663	54.2%
Professional fees	22,642	10.1%	13,875	10.6%	51,462	10.2%	38,422	11.1%
Supplies	13,541	6.1%	8,563	6.6%	30,985	6.2%	22,283	6.4%
Provision for doubtful accounts	4,957	2.2%	3,396	2.6%	10,301	2.0%	8,051	2.3%
Other operating expenses	26,078	11.7%	16,774	12.9%	62,468	12.4%	45,929	13.2%
Depreciation and amortization	4,370	1.9%	2,628	2.0%	10,326	2.1%	7,094	2.0%
Interest expense, net	11,386	5.1%	5,105	3.9%	18,213	3.6%	14,077	4.1%
Other expenses:
Loss on refinancing long-term debt	14,881	6.7%	—	0.0%	21,871	4.3%	6,407	1.8%

Income from continuing operations before income taxes	1,986	0.9%	8,568	6.6%	22,016	4.4%	17,094	4.9%
Provision for income taxes	774	0.4%	3,254	2.5%	8,586	1.7%	6,496	1.9%

Income from continuing operations	$1,212	0.5%	$5,314	4.1%	$13,430	2.7%	$10,598	3.0%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Consolidated:
Number of facilities at period end	55	34	61.8%	55	34	61.8%
Admissions	24,212	13,849	74.8%	53,748	35,897	49.7%
Patient days	416,962	270,142	54.3%	983,262	722,801	36.0%

Same-facility (1):
Number of facilities at period end	34	34	0.0%	34	34	0.0%
Admissions	14,397	13,849	4.0%	36,893	35,897	2.8%
Patient days	281,541	270,142	4.2%	761,711	722,801	5.4%

(1)	Includes statistics of inpatient facilities that had operations in the comparable period of 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue. Revenue was $223.6 million for the three months ended September 30, 2005 compared to $130.2 million for the three months ended September 30, 2004, an increase of $93.4 million or 71.7%. Revenue from our owned and leased inpatient facilities segment accounted for $207.5 million of the 2005 results compared to $114.5 million of the 2004 results, an increase of $93.0 million or 81.2%. The increase in revenue from our owned and leased inpatient facilities segment relates primarily to revenue generated by the 20 Ardent Behavioral inpatient psychiatric facilities acquired on July 1, 2005. Same-facility revenue from owned and leased inpatient facilities increased $11.0 million or 9.6%, as compared to 2004, primarily due to same-facility growth in patient days and admissions of 4.2% and 4.0%, respectively. Revenue from our inpatient management contracts segment accounted for $16.0 million of the 2005 results compared to $15.7 million of the 2004 results.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $123.7 million for the three months ended September 30, 2005, or 55.3% of our total revenue, compared to $71.3 million for the three months ended September 30, 2004, or 54.8% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $113.1 million in 2005, or 54.5% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $68.4 million in 2005, or 54.5% of segment revenue, compared to $62.5 million in 2004, or 54.6% of segment revenue. SWB expense for our inpatient management contracts segment was $6.7 million in 2005 compared to $6.6 million in 2004. SWB expense for our corporate office was $3.9 million for 2005 compared to $2.2 million for 2004 as the result of the hiring of additional staff necessary to support the inpatient facilities acquired during 2004 and 2005.
     Professional fees. Professional fees were $22.6 million for the three months ended September 30, 2005, or 10.1% of our total revenue, compared to $13.9 million for the three months ended September 30, 2004, or 10.6% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $20.6 million in 2005, or 9.9% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $12.5 million in 2005, or 10.0% of segment revenue, compared to $12.0 million in 2004, or 10.5% of segment revenue. Professional fees for our inpatient management contracts segment were $1.0 million in 2005 compared to $1.1 million in 2004. Professional fees for our corporate office were approximately $1.0 million in 2005 compared to approximately $800,000 in 2004. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a growing public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $13.5 million for the three months ended September 30, 2005, or 6.1% of our total revenue, compared to $8.6 million for the three months ended September 30, 2004, or 6.6% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $12.9 million in 2005, or 6.2% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $8.6 million in 2005, or 6.8% of segment revenue, compared to $8.1 million in 2004, or 7.1% of segment revenue. The remainder of our supplies expense relates primarily to our inpatient management contracts segment.
     Provision for doubtful accounts. The provision for doubtful accounts was $5.0 million for the three months ended September 30, 2005, or 2.2% of our total revenue, compared to $3.4 million for the three months ended September 30, 2004, or 2.6% of our total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities segment comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of utilities, insurance, rentals and leases, and other operating expenses necessary to operate our business. Other operating expenses were approximately $26.1 million for the three months ended September 30, 2005, or 11.7% of our total revenue, compared to $16.8 million for the three months ended September 30, 2004, or 12.9% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $19.9 million in 2005, or 9.6% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $12.4 million in 2005, or 9.9% of segment revenue, compared to $11.2 million in 2004, or 9.7% of segment revenue. Other operating expenses for our inpatient management contracts segment were $4.9 million in 2005 and 2004. Other operating expenses at our corporate office increased to approximately $1.3 million in 2005 from approximately $800,000 in 2004.
     Depreciation and amortization. Depreciation and amortization expense was $4.4 million for the three months ended September 30, 2005 compared to $2.6 million for the three months ended September 30, 2004, an increase of approximately $1.8 million. This increase in depreciation and amortization expense is primarily due to the depreciation of property and equipment acquired in the Ardent Behavioral acquisition on July 1, 2005.
     Interest expense. Interest expense was $11.4 million for the three months ended September 30, 2005 compared to $5.1 million for the three months ended September 30, 2004, an increase of approximately $6.3 million or 123.5%. The increase in interest expense is primarily attributable to additional debt incurred to finance the acquisition of Ardent Behavioral offset by amounts repaid on our 10 5/8% notes.

     Other expenses. Other expenses for the three months ended September 30, 2005 represent $14.9 million in losses on refinancing long-term debt which resulted from refinancing $61.3 million of our 10 5/8% Senior Subordinated Notes, refinancing our $150 million bridge loan facility and refinancing $125 million of our Senior Secured Term Loan Facility.
     (Loss) income from discontinued operations, net of taxes. The (loss) income from discontinued operations (net of income tax effect) of approximately ($33,000) and $50,000 for the three months ended September 30, 2005 and 2004, respectively, is from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003, two were terminated in 2005 and three were terminated in 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue. Revenue was $503.6 million for the nine months ended September 30, 2005 compared to $348.0 million for the nine months ended September 30, 2004, an increase of $155.6 million or 44.7%. Revenue from our owned and leased inpatient facilities segment accounted for $456.2 million of the 2005 results compared to $301.1 million of the 2004 results, an increase of $155.1 million or 51.5%. The increase in revenue from our owned and leased inpatient facilities segment relates primarily to revenue generated by the 20 Ardent Behavioral inpatient psychiatric facilities acquired on July 1, 2005 and facilities acquired during 2004. Same-facility revenue from owned and leased inpatient facilities increased $26.0 million or 8.6%, as compared to 2004, primarily due to same-facility growth in patient days and admissions of 5.4% and 2.8%, respectively. Revenue from our inpatient management contracts segment accounted for $47.4 million of the 2005 results compared to $46.9 million of the 2004 results.
     Salaries, wages, and employee benefits. SWB expense was $276.0 million for the nine months ended September 30, 2005, or 54.8% of our total revenue, compared to $188.7 million for the nine months ended September 30, 2004, or 54.2% of our total revenue. SWB expense for our owned and leased inpatient facilities segment was $246.6 million in 2005, or 54.1% of segment revenue. Same-facility SWB expense for our owned and leased inpatient facilities segment was $176.6 million in 2005, or 54.0% of segment revenue, compared to $163.0 million in 2004, or 54.1% of segment revenue. SWB expense for our inpatient management contracts segment was $19.9 million in 2005 compared to $19.8 million in 2004. SWB expense for our corporate office was $9.5 million for 2005 compared to $5.9 million for 2004 as the result of the hiring of additional staff necessary to support the inpatient facilities acquired during 2004 and 2005.
     Professional fees. Professional fees were $51.5 million for the nine months ended September 30, 2005, or 10.2% of our total revenue, compared to $38.4 million for the nine months ended September 30, 2004, or 11.1% of our total revenue. Professional fees for our owned and leased inpatient facilities segment were $45.8 million in 2005, or 10.0% of segment revenue. Same-facility professional fees for our owned and leased inpatient facilities segment were $33.4 million in 2005, or 10.2% of segment revenue, compared to $33.2 million in 2004, or 11.0% of segment revenue. Professional fees for our inpatient management contracts segment were $3.1 million in 2005 compared to $3.3 million in 2004. Professional fees for our corporate office were approximately $2.6 million in 2005 compared to approximately $2.0 million in 2004. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a growing public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $31.0 million for the nine months ended September 30, 2005, or 6.2% of our total revenue, compared to $22.3 million for the nine months ended September 30, 2004, or 6.4% of our total revenue. Supplies expense for our owned and leased inpatient facilities segment was $29.4 million in 2005, or 6.5% of segment revenue. Same-facility supplies expense for our owned and leased inpatient facilities segment was $22.3 million in 2005, or 6.8% of segment revenue, compared to $21.0 million in 2004, or 7.0% of segment revenue. The remainder of our supplies expense relates primarily to our inpatient management contracts segment.
     Provision for doubtful accounts. The provision for doubtful accounts was $10.3 million for the nine months ended September 30, 2005, or 2.0% of our total revenue, compared to $8.1 million for the nine months ended September 30, 2004, or 2.3% of our total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities segment comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of utilities, insurance, rentals and leases, and other operating expenses necessary to operate our business. Other operating expenses were approximately $62.5 million for the nine months ended September 30, 2005, or 12.4% of our total revenue, compared to $45.9 million for the nine months ended September 30, 2004, or 13.2% of our total revenue. Other operating expenses for our owned and leased inpatient facilities segment were $44.2 million in 2005, or 9.7% of segment revenue. Same-facility other operating expenses for our owned and leased inpatient facilities segment were $31.7 million in 2005, or 9.7% of segment revenue, compared to $29.2 million in 2004, or 9.7% of segment revenue. Other operating expenses for our inpatient management contracts segment were $14.7 million in 2005 compared to $14.5 million in 2004. Other operating expenses at our corporate office increased to approximately $3.5 million in 2005 from approximately $2.2 million in 2004.

     Depreciation and amortization. Depreciation and amortization expense was $10.3 million for the nine months ended September 30, 2005 compared to $7.1 million for the nine months ended September 30, 2004, an increase of approximately $3.2 million. This increase in depreciation and amortization expense is primarily due to the depreciation of property and equipment acquired in the Ardent Behavioral acquisition on July 1, 2005.
     Interest expense. Interest expense was $18.2 million for the nine months ended September 30, 2005 compared to $14.1 million for the nine months ended September 30, 2004, an increase of approximately $4.1 million or 29.1%. The increase in interest expense is primarily attributable to additional debt incurred to finance the acquisition of Ardent Behavioral offset by amounts repaid on our 10 5/8% Senior Subordinated Notes.
     Other expenses. Other expenses represent losses on refinancing long-term debt of $21.9 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. The $6.4 million loss in 2004 is related to the refinancing of our revolving credit facility. Our losses on refinancing long-term debt for 2005 resulted from refinancing $50 million of our 10 5/8% Senior Subordinated Notes in January 2005, refinancing $61.3 million of our 10 5/8% Senior Subordinated Notes in July 2005, refinancing our $150 million bridge loan facility and refinancing $125 million of our Senior Secured Term Loan Facility.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $216,000 and $164,000 for the nine months ended September 30, 2005 and 2004 is from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003; two were terminated in 2005 and three were terminated in 2004.
Liquidity and Capital Resources
     Our capital structure changed significantly in the third quarter of 2005 as a result of debt incurred to finance the acquisition of Ardent Behavioral, the prepayment of approximately $61.3 million of our 10 5/8% Senior Subordinated Notes and the sale of 4,025,000 shares of our common stock in a public offering. As of September 30, 2005, our long-term debt, including current maturities of $0.3 million, was $482.4 million as compared to $143.9 million at June 30, 2005 and $174.3 million at December 31, 2004.
     The Senior Secured Term Loan Facility and the revolving credit facility under our Senior Credit Facility bear interest at LIBOR plus agreed upon interest rate spreads and mature in July 2012 and December 2009, respectively. We had no borrowings outstanding and $149.4 million available at September 30, 2005 under the revolving credit facility. Based upon interest rates and debt balances outstanding at September 30, 2005, our annual cash requirements to fund interest costs would be approximately $35 million.
     As of September 30, 2005, we had working capital of $111.9 million, including cash and cash equivalents of $30.0 million, compared to working capital of $39.9 million at December 31, 2004. This increase in working capital is primarily due to $43.8 million in working capital acquired in the acquisition of Ardent Behavioral and approximately $20 million remaining from the offering of our common stock following repayment of a portion of the debt outstanding under our Senior Credit Facility.
     We believe that our working capital on hand, cash flows from operations and funds available under our revolving credit facility will be sufficient to fund our operating needs, planned capital expenditures and debt service requirements for the next 12 months.
     Cash provided by continuing coperating activities was $51.2 million for the nine months ended September 30, 2005 compared to $36.2 million for the nine months ended September 30, 2004. The increase in cash flows from continuing operating activities was primarily due to cash generated by the 20 inpatient psychiatric facilities acquired in the July 1, 2005 acquisition of Ardent Behavioral.
     Cash used in investing activities was $529.3 million for the nine months ended September 30, 2005 compared to $129.1 million for the nine months ended September 30, 2004. Cash used in investing activities for the nine months ended September 30, 2005 was primarily the result of cash paid for acquisitions of approximately $514.7 million and expenditures for property and equipment of approximately $14.3 million. Cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of $115.8 million paid for the acquisitions and expenditures for property and equipment of approximately $11.2 million.
     Cash provided by financing activities was approximately $474.8 million for the nine months ended September 30, 2005 compared to $65.8 million for the nine months ended September 30, 2004. Cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of (1) $360.5 million of borrowings under the Senior Credit Facility and $150 million under bridge loan facility to finance the cash portion of the purchase price for the acquisition of Ardent Behavioral, (2) the issuance of $220 million of 7 3/4% Senior Subordinated Notes to repay the $150 million bridge loan facility and repurchase approximately $61.3 million of our 10 5/8% Senior Subordinated Notes, (3) net proceeds from the issuance of 4,025,000 shares of our common stock of $192.6 million which were used to repay $125 million of our Senior Secured Term Loan Facility and $48 million of our revolving credit facility and (4) the redemption of $50 million of our 10 5/8% Senior Subordinated Notes with $20.0 million of borrowings under our revolving line of credit and $30 million excess cash on hand. As part of these repayments, we paid $15.4 million for associated costs. Cash provided by financing activities for the nine months ended September 30, 2004 was primarily the result of $70.0 million of net borrowings under our revolving line of credit used primarily to purchase Brentwood Behavioral Health, Heartland, Piedmont Behavioral Health Center LLC and Alliance Behavioral Health Group, offset by cash paid to exit our former credit facility of approximately $3.8 million.
     In September 2005, we repaid a total of $125 million on our Senior Secured Term Loan Facility with proceeds from the sale of 4,025,000 shares of our common stock on September 20, 2005. These repayments are permanent and we cannot re-borrow amounts previously repaid on the Senior Secured Term Loan Facility. We recorded a loss on refinancing long-term debt of approximately $2.8 million to write off capitalized finance costs associated with the debt that was repaid.
     On September 20, 2005, we closed on the sale of 4,025,000 shares of our common stock at a price of $50.24 per share and received net proceeds of approximately $192.6 million. This sale of our common stock drew upon a universal shelf registration statement on Form S-3 registering $250,000,000 of our common stock, common stock warrants, preferred stock and debt securities. We have approximately $47.8 million available under this universal shelf registration statement and may from time to time offer these securities, in one or more series, in amounts, at prices and on terms satisfactory to us.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 5.7% at September 30, 2005	$200,000	$—	$—	$—	$200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,436	245	534	599	22,058

	482,117	245	534	599	480,739

Lease obligations	64,911	9,450	11,988	7,911	35,562

Total contractual obligations	$547,028	$9,695	$12,522	$8,510	$516,301

(1)	Long-term debt excludes capital lease obligations, which have been included in lease obligations above.
     The fair values of our $220 million 7 3/4% and $38.7 million 10 5/8% Senior Subordinated Notes were approximately $227.2 million and approximately $44.1 million, respectively, as of September 30, 2005. The fair value of our $150 million 10 5/8% Senior Subordinated Notes was approximately $173 million as of December 31, 2004. The carrying value of our other long-term debt, including current maturities, of $223.4 million and $24.3 million at September 30, 2005 and December 31, 2004, respectively, approximated fair value. We had zero and $200 million, respectively, of variable rate debt outstanding under our revolving credit facility and term loan facility as of September 30, 2005. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at September 30, 2005. At our September 30, 2005 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $800,000.

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
     Allowance for doubtful accounts
     Our ability to collect outstanding patient receivables from third-party payors and receivables due under our management contracts is critical to our operating performance and cash flows.
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
     Allowances for contractual discounts
     The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, new regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management.
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. All of our operations have professional and general liability insurance in umbrella form for claims in excess of $2.0 million with an insured limit of $35.0 million. The facilities purchased from Ardent were added to our insurance program on July 1, 2005. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
     Income taxes
     As part of the process of preparing our consolidated financial statements, we are required to determine our income tax liabilities in each of the jurisdictions in which we operate. This process involves recognizing the amount of income taxes payable or refundable for the current period, together with recognizing deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We are also required to assess the realizable value of our deferred tax assets and reduce the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” that any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the tax jurisdictions and during the periods in which the deferred tax assets are recoverable. In evaluating sources of future taxable income, we consider the reversal of taxable temporary differences, future earnings from operations and tax planning strategies, where applicable. We recorded a valuation allowance against deferred tax assets as of September 30, 2005 and December 31, 2004 totaling $3.4 million. We revise our assessment of the recoverability of deferred tax assets periodically, and will adjust the valuation allowance as circumstances require. The valuation allowance recorded as of

September 30, 2005 and December 31, 2004 relates primarily to pre-acquisition net operating loss carryovers from certain acquisitions. Accordingly, future reductions in the valuation allowance will primarily reduce goodwill related to these respective acquisitions.
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
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description
2.1
Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit
Number	Description
4.3
Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.4	Form of Notes (included in Exhibit 4.3) (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.5
Purchase Agreement, dated as of June 30, 2005, among Psychiatric Solutions, Inc., the Guarantors named therein, Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.6
Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.1
Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent , Bank of America, N.A., as revolving loan facility administrative agent, collateral agent, swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

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

PSYCHIATRIC SOLUTIONS, INC.

Dated: November 4, 2005	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer