Form 10-K
period 2005-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2006-03-02
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005 or

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑No
     Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer☑ Accelerated filer☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of February 27, 2006, 52,571,410 shares of the registrant’s common stock were outstanding. As of June 30, 2005, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $987.9 million. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders to be held on May 16, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean Psychiatric Solutions, Inc. and its consolidated subsidiaries and all shares and per share amounts have been adjusted to reflect a 2-for-1 stock split that was completed on January 9, 2006.
Item 1. Business
Overview
     We are the leading provider of inpatient behavioral health care services in the United States. Through our inpatient division, we operate 58 inpatient behavioral health care facilities with approximately 6,600 beds in 27 states. Additionally, through our inpatient management contract division, we manage inpatient behavioral health care units for private third parties. We generated revenue of $727.8 million and $481.9 million, respectively, for the years ended December 31, 2005 and 2004. We believe that our singular focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors. We primarily operate in underserved markets that we believe have limited competition and favorable demographic trends.
     Our inpatient behavioral health care facilities accounted for 91.3% of our revenue for the year ended December 31, 2005. These inpatient facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers, or (“RTCs”). Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our RTCs offer longer term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patient.
     Our inpatient management contract division accounted for 8.7% of our revenue for the year ended December 31, 2005. This portion of our business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals and the management of inpatient behavioral health care facilities for government agencies.
     Psychiatric Solutions was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 840 Crescent Centre Drive, Suite 460, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Information about Psychiatric Solutions and our filings with the Securities and Exchange Commission can be found at our website at www.psysolutions.com.
Major Recent Developments
     On January 9, 2006, we completed a 2-for-1 stock split that was effected in the form of a 100 percent stock dividend to stockholders of record at the close of business on December 27, 2005. We distributed 26,214,764 new shares of common stock on January 9, 2006, bringing our total shares of common stock outstanding to 52,429,528.
     During January 2006, we completed the acquisitions of three inpatient behavioral health care facilities with an aggregate of 236 beds. These facilities are located in Jeffersonville, Indiana, Fort Lauderdale, Florida and Midland, Texas.
     On September 20, 2005, we closed on the sale of 8,050,000 shares of our common stock at a price of $25.12 per share and received net proceeds of approximately $192.6 million. We repaid a total of $125 million on our $325.0 million senior secured term loan facility with proceeds from this sale of our common stock. The remainder of the proceeds from this sale of our common stock was used to repay all indebtedness outstanding under our revolving credit facility.
     On July 1, 2005, pursuant to an Amended and Restated Stock Purchase Agreement dated June 30, 2005 by and among Psychiatric Solutions, Ardent Health Services LLC, a Delaware limited liability company (“Ardent”), and Ardent Health Services, Inc., a Delaware corporation and wholly-owned subsidiary of Ardent (“Ardent Behavioral”), we acquired all of the outstanding capital stock of Ardent Behavioral for $500.0 million in cash and the issuance of 2,725,520 shares of our common stock.
     Ardent Behavioral owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities, with approximately 2,000 inpatient beds in 11 states as of June 30, 2005. The facilities produced revenues of $294.3 million and $162.0 million for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. The cash portion of the acquisition price was financed through our new $325.0 million senior secured term loan facility, a $150.0 million bridge loan and borrowings on our $150.0 million revolving credit facility, which was amended and restated on July 1, 2005. On July 6, 2005, we completed the sale of $220.0 million in aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4 Notes”), the proceeds of which were used to repay the $150.0 million bridge loan as well as repurchase $61.3 million of our 10 5/8% Senior Subordinated Notes due June 2013 (the “10 5/8 Notes”).

Our Industry
     An estimated 22% of the U.S. adult population and 10% of U.S. children and adolescents suffer from a diagnosable mental disorder in a given year. Based on the 2002 U.S. census, these figures translate to approximately 50 million Americans. In addition, four of the ten leading causes of disability in the United States are mental disorders.
     The behavioral health care industry is extremely fragmented with only a few large national providers. During the 1990s, the behavioral health care industry experienced a significant contraction following a long period of growth. Between 1990 and 1999, nearly 300 inpatient behavioral health care facilities, accounting for over 40% of available beds, were closed. The reduction was largely driven by third-party payors who decreased reimbursement, implemented more stringent admission criteria and decreased the authorized length of stay. We believe this reduced capacity has resulted in an underserved patient population.
     Reduced capacity, coupled with mental health parity legislation providing for greater access to mental health services and increased demand for our behavioral health care services, has resulted in favorable industry fundamentals. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased approximately 6.4% from 2001 to 2002, while the average occupancy rates stabilized at approximately 74% for both 2001 and 2002 after being approximately 69% in 2000. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 11 days from 1997 to 2003. In 2003, the inpatient average length of stay was 9.8 days. The average inpatient net revenue per day increased from $536 in 2002 to $541 in 2003. The average RTC net revenue per day increased from $288 in 2002 to $312 in 2003 for hospital-based units and from $273 to $319 for freestanding RTC facilities. The average number of admissions for hospital-based RTC units was 191 for 2003. The average number of admissions for freestanding RTC facilities was 197 for 2003. The average occupancy rate for hospital-based RTC units was 73.3% in 2003, with an average length of stay of 174 days in 2003. The average occupancy rate for freestanding RTC facilities was 78.4% in 2003, with an average length of stay of 183 days in 2003.
Our Competitive Strengths
     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:
•	Singular focus on inpatient behavioral health care — We focus exclusively on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and we believe that the majority of our owned and leased inpatient facilities have the leading market share in their respective service areas. Our relationships and referral networks would be difficult, time- consuming and expensive for new competitors to replicate. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our rigorous due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2005, we received 35% of our revenue from Medicaid, 13% from Medicare, 29% from HMO/PPO and commercial payors, 9% from various management contracts and 14% from other payors. As we receive Medicaid payments from more than 40 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2005, no single inpatient facility represented more than 5% of our revenue.

•	Experienced management team — Our senior management team has extensive experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 30 years of experience in various capacities in the health care industry. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal maintenance capital requirements — We generate consistent free cash flow by profitably operating our business, actively managing our working capital and having low maintenance capital expenditure requirements. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are less than that of other facility-based health care providers. Historically, our maintenance capital expenditures have amounted to less than 2% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care facilities.
Our Growth Strategy
     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue to successfully grow our business and increase our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:
•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 8% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. Same-facility revenue refers to the comparison of the inpatient facilities we owned during 2004 with the comparable period in 2005. We intend to continue to increase our same-facility growth by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:
•	building and expanding relationships that enhance our presence in local and regional markets;

•	developing formal marketing initiatives and expanding referral networks;

•	continuing to provide high quality service;

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate; and

•	expanding bed capacity at our facilities to meet demand.
•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 freestanding acute and residential treatment facilities in the United States and the top two providers operate less than 25% of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions that are in various stages of development and consideration. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.
Services
Inpatient Behavioral Health Care Facilities Division
     Our inpatient division operates 51 owned and 7 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored employee assistance programs; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet established criteria for inpatient care. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2005, our inpatient behavioral health care facilities division produced approximately 91.3% of our revenue.
     Through the diversity of programming and levels of care available, the patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless care system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multi-disciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his/her world. Services offered and disorders treated at our inpatient facilities include:

•	bipolar disorder	•	rehabilitation care
•	major depression	•	day treatment
•	schizophrenia	•	detoxification
•	attention deficit/hyperactivity disorder	•	developmentally delayed disorders
•	impulse disorder	•	therapeutic foster care
•	oppositional and conduct disorders	•	neurological disorders
•	partial hospitalization	•	rapid adoption services
•	intensive outpatient	•	day treatment
•	acute eating disorders	•	independent living skills
•	reactive attachment disorder	•	vocational training
•	dual diagnosis	•	chemical dependency
     Acute inpatient hospitalization is the most intensive level of care offered and typically involves 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Every patient admitted to our acute inpatient facilities is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute inpatient facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding patients’ illnesses is also provided by trained mental health professionals.
     Our RTCs provide longer term treatment programs for children and adolescents with long-standing behavioral/mental health problems. Twenty-four hour observation and care is provided in our RTCs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility. Our RTCs also provide academic programs conducted by certified teachers to child and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our RTCs include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component. Our RTCs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within the patient’s own state.
     Our inpatient facilities’ programs have been adapted to the requests of various sources to provide services to patients with multiple issues and specialized needs. Our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. The purpose of this program is to strive for the highest quality of care possible for individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess their compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement data base comparing our inpatient facilities’ performance with national norms are also reported and reviewed and corrective steps are taken when necessary.
Inpatient Management Contract Division
     Our inpatient management contract division develops, organizes and manages behavioral health care programs within general third party medical/surgical hospitals and manages inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2005, our inpatient management contract division produced approximately 8.7% of our revenue.
     Our broad range of services can be customized into individual programs that meet specific inpatient facility and community requirements. Our inpatient management contract division is dedicated to providing high quality programs with integrity, innovation and sufficient flexibility to develop customized individual programs. We provide our customers with a variety of management options, including clinical and management infrastructure, personnel recruitment, staff orientation and supervision, corporate consultation and performance improvement plans. Under the management contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities, support services, and generally its own nursing staff in connection with the operation of its programs. Our management contracts generally have an initial term of two to five years and are extended for successive one-year periods unless terminated by either party.

Seasonality of Services
     Our inpatient behavioral health care facilities division typically experiences lower patient volumes and revenue during the the summer months, the year-end holidays and other periods when school is out of session.
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
Competition
     The inpatient behavioral health care facility industry and the inpatient behavioral health care unit management industry are highly fragmented. The industry is subject to continual changes in the method in which services are provided and the types of companies providing such services. We primarily compete with regional and local competitors. Some of our competitors are owned by governmental agencies and supported by tax revenue and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.
     In addition, we compete for patients with other providers of mental health care services, including other inpatient behavioral health care facilities, medical/surgical hospitals, independent psychiatrists and psychologists. We also compete with hospitals, nursing homes, clinics, physicians’ offices and contract nursing companies for the services of registered nurses. We attempt to differentiate ourselves from our competition through our singular focus on the provision of behavioral health care services, our reputation for the quality of our services, recruitment of first rate medical staff and accessibility to our facilities. In addition, we believe that the active development of our referral network and participation in selected managed care provider panels enable us to successfully compete for patients in need of our services.
Reimbursement
     Our inpatient owned and leased facilities receive payment for services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, private insurers, including managed care plans, and directly from patients. Most of our inpatient behavioral health facilities are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in our inpatient facilities, equipment, personnel and services. If an inpatient facility loses its certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although we intend to continue participating in such programs, there can be no assurance that we will continue to qualify for participation.
Medicare
     Medicare provides insurance benefits to persons age 65 and over and some disabled persons. Current freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are transitioning to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis.
     The Centers for Medicare and Medicaid Services (“CMS”) began implementing a three-year transition period to PPS, starting with the cost reporting periods beginning on or after January 1, 2005. The payment for the first year of the transition period (cost reporting periods beginning on or after January 1, 2005) consisted of 75% based on the current cost-based reimbursement system and 25% of the prospective payment rate. In the second year, the split will be 50% each and in the third year the split will be 25% based on the current cost-based system and 75% prospective payment system. The prospective payment rate percentage will be 100% for cost reporting periods beginning on or after January 1, 2008. In the Federal Register dated January 23, 2006, CMS proposed that inpatient psychiatric facilities would receive an average 4.2% increase in their Medicare prospective payment rates beginning July 1, 2006, with annual updates anticipated thereafter.
     Under CMS regulations the PPS base per diem is adjusted for specific patient and facility characteristics that increase the cost of patient care. Payment rates for individual inpatient facilities are adjusted to reflect geographic differences in wages, and rural providers receive an increased payment adjustment, as do teaching facilities. Additionally, the base rate is adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, the per diem rate is adjusted for each day up to and including the eighth day to reflect the number of days the patient has been in the facility. Medicare pays this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. Please see www.cms.hhs.gov/providers/ipfpps for additional information.

     Medicare generally deducts from the amount of its payments to hospitals an amount for patient “deductible or coinsurance,” or the amount that the patient is expected to pay. These deductible or coinsurance amounts that are not paid by the patient result in “bad debts.” Medicare will reimburse 70% of these bad debts to the extent that neither a Medicare patient, a guarantor or any secondary payor for that patient pays the Medicare coinsurance amount, provided that a reasonable collection effort or the patient’s indigence is documented.
Medicaid
     Medicaid, a joint federal-state program that is administered by the respective states, provides hospital benefits to qualifying individuals who are unable to afford care. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures and there are political pressures on such legislatures in terms of controlling such appropriations.
     Some states may adopt substantial health care reform measures that could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and other individuals funded by public resources. As we receive Medicaid payments from more than 40 states, we are not significantly affected by changes in reimbursement policies in any one state. Most states have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. The majority of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates.
Managed Care and Commercial Insurance Carriers
     Our inpatient facilities are also reimbursed for certain behavioral health care services by private payors including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), commercial insurance companies, employers and individual private payors. To attract additional volume, our inpatient facilities offer discounts from established charges to certain large group purchasers of health care services. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles, which are paid by the patient.
     The Mental Health Parity Act of 1996 (“MHPA”) is a federal law that requires annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applies to group health plans or health insurance coverage offered in connection with a group health plan that offers both mental health and medical/surgical benefits. However it does not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003. However, the Act has been extended several times on a year to year basis, most recently on December 30, 2005 when President Bush signed into law a bill extending MHPA through the end of 2006. Bills have also been introduced in Congress from time to time that could potentially apply this concept on a more far-reaching scale, but we cannot predict whether any such legislation will be implemented in the future. Approximately 45 states have also enacted some form of mental health parity laws. Some of these laws apply only to select groups such as those with severe mental illness or a specific diagnosis.
Annual Cost Reports
     All facilities participating in the Medicare program and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports identifying costs and expenses associated with the services provided by each facility to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under Medicare and some Medicaid programs are subject to routine governmental audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Nonetheless, once the Medicare fiscal intermediaries have issued a final Notice of Program Reimbursement (“NPR”) after an audit, any disallowances of claimed costs are due and payable within 30 days of receipt of the NPR. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ cost reports.
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
     All of the inpatient facilities owned and operated by us are properly licensed under applicable state laws. Most of the inpatient facilities owned and operated by us are certified under Medicare and Medicaid programs and most are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), a functional prerequisite to participation in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by JCAHO, or otherwise lose its certification under the Medicare and/or Medicaid program, that inpatient facility would be unable to receive reimbursement from the Medicare and Medicaid programs. If a provider contracting with us was excluded from any federal health care programs, no services furnished by that provider would be reimbursed by any federal health care program. If we were excluded from federal health care programs, our owned and leased inpatient facilities would not be eligible for reimbursement by any federal health care program. In addition, providers would as a practical matter cease contracting for our inpatient behavioral health care unit management services because they could not be reimbursed for any management fee amounts they paid to us.
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
     The anti-kickback provision of the Social Security Act prohibits the payment, receipt, offer or solicitation of anything of value with the intent of generating referrals or orders for services or items covered by a federal or state health care program (the “Anti-kickback Statute”). Violations of the Anti-kickback Statute may be punished by criminal or civil penalties, exclusion from federal and state health care programs, imprisonment and damages up to three times the total dollar amount involved. The Anti-kickback Statute has been interpreted broadly by federal regulators and certain courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-kickback Statute.
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
     The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-kickback Statute. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as to behavioral health programs and facilities we manage. We also have contracts with physicians creating a variety of financial relationships including employment contracts, independent contractor agreements, professional service agreements and medical director agreements.
     The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-kickback Statute. These regulations are known as “safe harbor” regulations. The safe harbor regulations delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-kickback Statute. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the Anti-kickback Statute. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-kickback Statute or other applicable laws. If we do violate the Anti-kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.

     The OIG also issues advisory opinions to outside parties regarding the interpretation and applicability of the Anti-kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the party requesting the opinion. We provide services to medical/surgical facilities through behavioral health care management contracts and are compensated, in part, on a per discharge basis. We have not requested an advisory opinion from the OIG with respect to our inpatient management contracts. Because our per discharge payment structure is not intended to induce referrals, we believe that we are in compliance with the Anti-kickback Statute, despite the fact that our inpatient management contracts do not qualify for the safe harbor for personal services and management contracts because the aggregate compensation paid by our client hospitals is not set in advance. However, there can be no assurances that our contracts will not be reviewed and challenged by the OIG or other regulatory authorities empowered to do so.
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
     Many states in which we operate also have adopted, or are considering adopting, laws similar to the Anti-kickback Statute and/or the Stark Law. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in accordance with these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.
Emergency Medical Treatment and Active Labor Act
     The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any health care facility with a dedicated emergency department that participates in the Medicare program to conduct an appropriate medical screening examination, within the capabilities of the facility, of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital. Because the EMTALA applies only to facilities with dedicated emergency departments, many of our facilities do not fall within the purview of the statute.
     The regulations adopted to implement EMTALA do not provide an abundance of specific guidance and effectively limit the types of emergency services that a hospital subject to EMTALA is required to provide to those services that are within the capability of the hospital. Although we believe that our inpatient behavioral health care facilities subject to EMTALA comply with its regulations, we cannot predict whether CMS will implement additional requirements in the future the extent to which our facilities will be subject to any such requirements, or the cost of compliance with any such regulations for our facilities that are subject to EMTALA.

The Federal False Claims Act
     The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government determines whether it will intervene in the litigation.
     Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the Anti-kickback Statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute the knowing submission of a false claim. From time to time, companies in the health care industry, including us, may be subject to actions under the federal False Claims Act.
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
     HHS issued regulations requiring our inpatient facilities to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. We have implemented or upgraded computer systems, as appropriate, at our inpatient facilities and at our corporate headquarters to comply with the transaction and code set regulations.
     HIPAA requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. All health care providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. Health care providers were able to begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.
     On February 20, 2003, HHS finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require our inpatient facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We believe that our inpatient facilities are in compliance with these security standards.
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
Certificates of Need (“CON”)
     The construction of new health care facilities, the acquisition or expansion of existing facilities, the transfer or change of ownership and the addition of new beds, services or equipment may be subject to laws in certain states that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license.
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
Risk Management
     As is typical in the health care industry, we are subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe to be sufficient for our operations, although it is possible that some claims may exceed the scope of the coverage in effect. At various times in the past, the cost of malpractice insurance and other liability insurance has fluctuated significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which would allow us to maintain adequate levels of coverage.
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
Insurance
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2005, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The inpatient facilities purchased from Ardent were added to our insurance program on July 1, 2005. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
Employees
     As of December 31, 2005, we employed approximately 13,300 employees, of whom approximately 8,800 are full-time employees. Approximately 12,400 employees staff our owned and leased inpatient behavioral health care facilities, approximately 800 employees staff our inpatient management contract division and approximately 100 are in corporate management including finance, accounting, development, utilization review, training and education, information systems, member services, and human resources. Of these employees, approximately 200 are union members. We believe that our employee relations are good.
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
Segments
     See Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for financial information about each segment of the Company, as defined by U.S. generally accepted accounting principles.
Item 1A. Risk Factors
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
     Among these laws are the anti-kickback provision of the Social Security Act (the “Anti-kickback Statute”) and a provision of the Social Security Act commonly known as the Stark Law. These laws impact the relationships that we may have with physicians and other referral sources. The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. Our current financial relationships with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-kickback Statute, but may subject the arrangement to greater scrutiny. Further, we cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-kickback Statute.
     If we fail to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to criminal penalties, civil penalties (including the loss of our licenses to operate one or more inpatient facilities), and exclusion of one or more of our inpatient facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, if we do not operate our inpatient facilities in accordance with applicable law, our inpatient facilities may lose their licenses or the ability to participate in third party reimbursement programs.
     Because many of these laws and regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our inpatient facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted or the effect such legislation or regulations will have on us.
If federal or state health care programs or managed care companies reduce reimbursement rates for services provided, revenues may decline.
     A large portion of our revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs. On November 3, 2004, the Centers for Medicare and Medicaid Services (“CMS”) announced final regulations adopting a prospective payment system for services provided by inpatient behavioral health care facilities. Inpatient behavioral health care facilities historically have been reimbursed based on reasonable cost, subject to a discharge ceiling. For cost reporting periods after January 1, 2005, CMS began to phase in over a three-year period a prospective payment system that will pay inpatient behavioral health care facilities a per diem base rate. During the three-year phase-in period, CMS has agreed to a stop loss provision that will guarantee that a provider will receive at least 70% of the amount it would have been paid under the cost-based reimbursement system.
     The per diem base rate will be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. The per diem amounts are calculated in part based on national averages, but will be adjusted for specific facility characteristics that increase the cost of patient care. The base rate per diem is intended to compensate a facility for costs incurred to treat a patient with a particular diagnosis, including nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services as well as routine, ancillary and capital costs. Payment rates for individual inpatient facilities will be adjusted to reflect geographic differences in wages and will allow additional outlier payments for expenses associated with extraordinary cases. Additionally, rural providers will receive an increased payment adjustment. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. The per diem will not, however, include the costs of bad debt and certain other costs that are paid separately. Future federal and state legislation may reduce the payments we receive for our services.
     Substantially all of the patients admitted to the programs for which we provide unit management services are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program we manage to be inadequate, it may seek to terminate its contract with us or not renew the contract. Similarly, we may not add new unit management contracts if prospective customers do not believe that such programs will generate sufficient revenue.
     Under Medicare and certain Medicaid programs, hospital companies currently are required to file, on a timely basis, cost reports. Such cost reports are subject to amending, reopening and appeal rights, which could materially affect historical costs recognized and reimbursement received from such payors.
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
•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources;

•	medical necessity of services provided; and

•	treatment of indigent patients, including emergency medical screening and treatment requirements.
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
     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with deductibles common in the industry. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million for all of our inpatient facilities. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.
We may be required to spend substantial amounts to comply with legislative and regulatory initiative relating to privacy and security of patient health information and standards for electronic transactions.
     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability Accountability Act of 1996 (“HIPAA”) require our facilities to comply with standards to protect the privacy, security and integrity of health care information. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.
     HIPAA also mandates the use of standard formats for electronic transactions and establishing standard unique health identifiers. All health care providers, including our inpatient facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our inpatient facilities will experience payment delays during the transition to the new identifier.
     Violations of the privacy and security regulations could subject our inpatient facilities to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy and security regulations that is violated and criminal penalties of up to

$250,000 per violation for certain other violations. Because there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties that may result from the violation of the regulations.
If competition decreases our ability to acquire additional inpatient facilities on favorable terms, we may be unable to execute our acquisition strategy.
     An important part of our business strategy is to acquire inpatient facilities in growing markets. Some inpatient facilities and health care providers that compete with us have greater financial resources and a larger development staff focused on identifying and completing acquisitions. In addition, some competitors are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures on a tax-exempt basis. Any or all of these factors may impede our business strategy.
Our substantial indebtedness could adversely affect our financial condition.
     As of December 31, 2005, our total consolidated indebtedness was approximately $482.4 million. Our indebtedness could have important consequences to you, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	restricting our ability to sell assets, including capital stock of our restricted subsidiaries, merge or consolidate with other entities and engage in transactions with our affiliates;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the health care industry;

•	restricting our ability or the ability of our restricted subsidiaries to pay dividends or make other payments; and

•	placing us at a competitive disadvantage to our competitors that have less indebtedness.
     We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify. In addition, our amended and restated credit facility requires us to maintain specified financial ratios and tests that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. We cannot assure you that we will meet those ratios and tests or that the lenders will waive any failure to meet those ratios and tests. A breach of any of these covenants would result in a default under our amended and restated credit facility and any resulting acceleration thereunder may result in a default under the indentures governing our 7 3 /4% Notes and 10 5 /8% Notes. If an event of default under our amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.
Additional financing may be necessary to fund our acquisition strategy and capital expenditures, and such financing may not be available when needed.
     Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.
     In connection with our acquisition of the capital stock of Ardent Behavioral, we incurred significant additional indebtedness to finance the $500 million cash portion of the purchase price. This may adversely impact our ability to obtain additional financing for future acquisitions and/or capital expenditures on satisfactory terms. In addition, the terms of our outstanding indebtedness as well as our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain additional financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.
Recently acquired businesses and businesses acquired in the future will expose us to increased operating risks.
     We acquired 19 inpatient facilities in 2003 and acquired 10 inpatient facilities in 2004. On July 1, 2005, we completed the acquisition of all of the capital stock of Ardent Behavioral. Ardent Behavioral owns and operates, through its subsidiaries, 20 inpatient behavioral health care facilities. We acquired one inpatient facility in August 2005 and three additional inpatient facilities in January

2006.
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
If we fail to integrate or improve, where necessary, the operations of acquired inpatient facilities, we may be unable to achieve our growth strategy.
     We may be unable to maintain or increase the profitability of, or operating cash flows at, an existing behavioral health care facility or other acquired inpatient facility, effectively integrate the operations of an acquired facility or otherwise achieve the intended benefit of our growth strategy. To the extent that we are unable to enroll in third party payor plans in a timely manner following an acquisition, we may experience a decrease in cash flow or profitability.
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
We depend on our relationships with physicians and other health care professionals who use our inpatient facilities.
     Our business depends upon the efforts and success of the physicians and other health care professionals who provide health care services at our inpatient facilities and the strength of the relationships with these physicians and other health care professionals.
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
     We are highly dependent on our senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to our business. Our senior management team includes talented managers of our divisions, who have extensive experience in all aspects of health care. We have entered into an employment agreement with Joey A. Jacobs, our Chief Executive Officer and President, which includes severance, non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management other than Mr. Jacobs. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our annual testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in this Annual Report on Form 10-K may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     Our inpatient behavioral health care facilities division operates 58 owned or leased inpatient behavioral health care facilities with 6,689 licensed beds in 27 states. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
Facility	Location	Beds	Own/Lease	Acquired
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	144	Own	9/01
Texas NeuroRehab Center	Austin, TX	151	Own	11/01
Holly Hill Hospital	Raleigh, NC	108	Own	12/01
Riveredge Hospital	Chicago, IL	210	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	102	Lease	4/03
Cedar Springs Behavioral Health System	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	196	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	124	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	113	Own	6/03
Hill Crest Behavioral Health	Birmingham, AL	177	Own	6/03
Gulf Coast Youth Academy	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Facility	Auburn Hills, MI	182	Lease	6/03
Heartland Behavioral Health	Nevada, MO	159	Own	6/03
Brynn Marr Behavioral Health	Jacksonville, NC	88	Own	6/03
Mission Vista Hospital	San Antonio, TX	83	Lease	6/03
Benchmark Behavioral Health	Woods Cross, UT	177	Own	6/03
Macon Behavioral Health System	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	193	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Acute Behavioral Health Center	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Health of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health System	North Charleston, SC	102	Own	5/04
Palmetto Pee Dee Behavioral Health System	Florence, SC	59	Lease	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	120	Lease	6/04
Pride Institute	Eden Prairie, MN	36	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
Whisper Ridge at Leesburg	Leesburg, VA	77	Own	6/04
Peak Behavioral Health	Santa Teresa, NM	144	Own	6/04
Alhambra Hospital	Rosemead, CA	85	Own	7/05
Belmont Pines Hospital	Youngstown, OH	81	Own	7/05
Brooke Glen Behavioral Hospital	Fort Washington, PA	146	Own	7/05
Columbus Behavioral Center	Greenwood, IN	53	Own	7/05
Cumberland Hospital	New Kent, VA	132	Own	7/05
Fairfax Hospital	Kirkland, WA	133	Own	7/05
Fox Run Hospital	St. Clairsville, OH	93	Own	7/05
Fremont Hospital	Fremont, CA	78	Own	7/05
Heritage Oaks Hospital	Sacramento, CA	76	Own	7/05
Intermountain Hospital	Boise, ID	127	Own	7/05
Meadows Hospital	Bloomington, IN	78	Own	7/05
Mesilla Valley Hospital	Las Cruces, NM	125	Own	7/05
Montevista Hospital	Las Vegas, NV	80	Own	7/05
Pinnacle Pointe	Little Rock, AR	102	Own	7/05
Sierra Vista	Sacramento, CA	72	Own	7/05
Streamwood Hospital	Streamwood, IL	249	Own	7/05
Valle Vista Health System	Greenwood, IN	88	Own	7/05
West Hills Hospital	Reno, NV	95	Own	7/05

				Date
Facility	Location	Beds	Own/Lease	Acquired
Willow Springs RTC	Reno, NV	76	Own	7/05
Windsor Hospital	Chagrin Falls, OH	40	Own	7/05
Canyon Ridge Hospital	Chino, CA	59	Own	8/05
Atlantic Shores Hospital	Fort Lauderdale, FL	72	Own	1/06
Desert Springs Medical Center	Midland, TX	64	Own	1/06
Wellstone Regional Hospital	Jeffersonville, IN	100	Own	1/06
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At a special meeting of stockholders held December 15, 2005, our stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 48,000,000 shares to 125,000,000 shares. The voting results for the proposal, not adjusted for the effect of the stock split, were as follows:

Votes cast for	20,320,373
Votes cast against	1,942,419
Votes withheld	18,643
     Following the amendment, a 2-for-1 stock split effected in the form of a 100 percent stock dividend was paid on January 9, 2006 to stockholders of record on December 27, 2005.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the Nasdaq National Market under the symbol “PSYS”. The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share as reported on the Nasdaq National Market for our common stock adjusted to give effect to our 2-for-1 stock split on January 9, 2006.

	High	Low
2004
First Quarter	$11.55	$8.82
Second Quarter	$13.98	$8.99
Third Quarter	$14.52	$10.62
Fourth Quarter	$18.67	$11.17

2005
First Quarter	$23.05	$17.25
Second Quarter	$24.54	$18.01
Third Quarter	$27.70	$22.46
Fourth Quarter	$29.95	$25.50
     At the close of business on February 27, 2006, there were approximately 140 holders of record of our common stock.
     We currently intend to retain future earnings for use in the expansion and operation of our business. Our Second Amended and Restated Credit Agreement prohibits us from paying dividends on our common stock. Also, the indentures governing our 7 3/4% Notes and 10 5/8% Notes provide certain financial conditions that must be met in order for us to pay dividends. Subject to the terms of applicable contracts, the payment of any future cash dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.

Item 6. Selected Financial Data.
     The selected financial data presented below for the years ended December 31, 2005, 2004 and 2003, and at December 31, 2005 and December 31, 2004, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2002 and 2001, and at December 31, 2003, 2002 and 2001, are derived from our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$727,774	$481,893	$283,022	$113,912	$43,999
Costs and expenses:
Salaries, wages and employee benefits	400,676	262,039	145,761	62,326	26,183
Other operating expenses	205,298	146,541	96,354	35,716	11,322
Provision for doubtful accounts	13,544	10,794	6,312	3,681	662
Depreciation and amortization	14,815	9,865	5,734	1,770	945
Interest expense	27,081	18,964	14,781	5,564	2,660
Other expenses (1)	21,871	6,407	5,271	178	1,237

Total costs and expenses	683,285	454,610	274,213	109,235	43,009

Income from continuing operations before income taxes	44,489	27,283	8,809	4,677	990
Provision for (benefit from) income taxes	17,140	10,368	3,712	(1,007)	—

Income from continuing operations	$27,349	$16,915	$5,097	$5,684	$990

Net income	$27,154	$16,801	$5,216	$5,684	$2,578

Basic earnings per share from continuing operations	$0.61	$0.55	$0.25	$0.47	$0.10

Basic earnings per share	$0.61	$0.55	$0.26	$0.47	$0.26

Shares used in computing basic earnings per share	44,792	29,140	16,740	12,222	10,020
Diluted earnings per share from continuing operations	$0.59	$0.48	$0.22	$0.43	$0.09

Diluted earnings per share	$0.59	$0.48	$0.22	$0.43	$0.24

Shares used in computing diluted earnings per share from continuing operations	46,296	35,146	23,498	13,972	10,618

Psychiatric Solutions, Inc.
Selected Financial Data (continued)
As of and for the Years Ended December 31,

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Cash	$54,554	$33,314	$45,003	$2,392	$1,262
Working capital (deficit)	138,848	39,910	66,242	2,369	(3,624)
Property and equipment, net	378,357	218,211	149,581	33,547	17,980
Total assets	1,175,612	497,519	347,464	90,138	54,294
Total debt	482,389	174,336	175,003	43,822	36,338
Series A convertible preferred stock	—	—	25,316	—	—
Stockholders’ equity	539,712	244,515	91,328	30,549	9,238

Operating Data:
Number of facilities	55	34	24	5	4
Number of licensed beds	6,421	4,337	3,128	699	489
Admissions	77,130	49,484	26,278	14,737	3,027
Patient days	1,400,628	996,840	525,055	145,575	30,511
Average length of stay	18	20	20	10	10

(1)	As a result of our adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we have reclassified certain losses on refinancing of long-term debt previously reported as an extraordinary item to a component of income from continuing operations for the year ended December 31, 2001.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
Overview
     On July 1, 2005, we completed the acquisition of all of the outstanding capital stock of Ardent Behavioral from Ardent. Ardent Behavioral owns and operates 20 inpatient psychiatric facilities, which produced revenues of $294.3 million in 2004 and have a total of approximately 2,000 inpatient beds. The purchase price for Ardent Behavioral consisted of $500 million in cash and the issuance of 2,725,520 shares of our common stock. The cash portion of the acquisition price was financed through a new $325 million senior secured term loan facility, a $150 million bridge loan facility and borrowings on our $150 million revolving credit facility, which was amended and restated on July 1, 2005. On July 6, 2005, we closed on the sale of $220 million of the 7 3/4% Notes, the proceeds of which were used to repay the bridge loan facility as well as repurchase approximately $61.3 million of our 10 5/8% Notes. On September 20, 2005, we closed on the sale of 8,050,000 shares of our common stock at a price of $25.12 per share. Net proceeds of approximately $192.6 million received from the offering were used to repay $125 million of indebtedness under our senior secured term loan facility and the outstanding balance of our revolving credit facility.
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our managed inpatient behavioral health care operations. In 2003, we acquired six inpatient behavioral health care facilities from The Brown Schools, Inc. (“The Brown Schools”); Ramsay Youth Services, Inc. (“Ramsay”), an operator of 11 owned or leased inpatient behavioral health care facilities; and two inpatient behavioral health care facilities from other sellers. In 2004, we acquired 10 inpatient behavioral health care facilities in five separate transactions, the most significant being the acquisition of four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”). On July 1, 2005, we acquired 20 inpatient psychiatric facilities in the acquisition of Ardent Behavioral and on August 1, 2005, we acquired Canyon Ridge Hospital in Chino, California.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the year ended December 31, 2005, our same-facility revenue from owned and leased inpatient facilities increased by 8.0% as compared to the year ended December 31, 2004. Same-facility growth also produced gains in owned and leased inpatient facility patient days and revenue per patient day of 4.6% and 3.3%, respectively, during the year ended December 31, 2005. Same-facility growth refers to the comparison of each inpatient facility owned during 2004 with the comparable period in 2005.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is reported on an accrual basis in the period in which services are rendered, at established rates, regardless of whether collection in full is expected. Patient service revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the inpatient facilities and the differences are reported as deductions from patient service revenue at the time the service is rendered. For the year ended December 31, 2005, patient service revenue comprised approximately 91.3% of our total revenue.
Management Contract Revenue
     Management contract revenue is earned by our inpatient management contract division. The inpatient management contract division receives contractually determined management fees from hospitals and clinics for providing psychiatric unit management and development services as well as management fees for managing inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2005, management contract revenue comprised approximately 8.7% of our total revenue.
Results of Operations
     The following table illustrates our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Revenue	$727,774	100.0%	$481,893	100.0%	$283,022	100.0%
Salaries, wages, and employee benefits	400,676	55.1%	262,039	54.4%	145,761	51.5%
Professional fees	73,659	10.1%	52,933	11.0%	32,392	11.5%
Supplies	44,134	6.1%	30,665	6.4%	16,215	5.7%
Provision for doubtful accounts	13,544	1.9%	10,794	2.2%	6,312	2.2%
Other operating expenses	87,505	12.0%	62,943	13.1%	47,747	16.9%
Depreciation and amortization	14,815	2.0%	9,865	2.0%	5,734	2.0%
Interest expense, net	27,081	3.7%	18,964	3.9%	14,781	5.2%
Other expenses:
Loss on refinancing long-term debt	21,871	3.0%	6,407	1.3%	4,856	1.7%
Change in valuation of put warrants	—	0.0%	—	0.0%	960	0.4%
Change in reserve on stockholder notes	—	0.0%	—	0.0%	(545)	-0.2%

Income from continuing operations before income taxes	44,489	6.1%	27,283	5.7%	8,809	3.1%
Provision for income taxes	17,140	2.3%	10,368	2.2%	3,712	1.3%

Income from continuing operations	$27,349	3.8%	$16,915	3.5%	$5,097	1.8%

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004
     The following table compares key operating statistics for owned and leased inpatient facilities for the years ended December 31, 2005 and 2004 (revenue in thousands). Same-facility statistics for the year ended December 31, 2005 are shown on a comparable basis with total facility statistics for the year ended December 31, 2004.

	Year Ended December 31,		%
	2005	2004	Change
Total facility results:
Revenue	$664,367	$419,701	58.3%
Number of facilities at period end	55	34	61.8%
Admissions	77,130	49,484	55.9%
Patient days	1,400,628	996,840	40.5%
Average length of stay	18.2	20.1	-9.5%
Revenue per patient day	$474	$421	12.6%

Same-facility results:
Revenue	$453,293	$419,701	8.0%
Number of facilities at period end	34	34	0.0%
Admissions	50,471	49,484	2.0%
Patient days	1,043,053	996,840	4.6%
Average length of stay	20.7	20.1	3.0%
Revenue per patient day	$435	$421	3.3%
     Revenue. Revenue from continuing operations was $727.8 million for the year ended December 31, 2005 compared to $481.9 million for the year ended December 31, 2004, an increase of $245.9 million, or 51.0%. Revenue from owned and leased inpatient facilities accounted for $664.4 million of the 2005 results compared to $419.7 million of the 2004 results, an increase of $244.7 million, or 58.3%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The acquisition of Ardent Behavioral and other acquisitions accounted for $159.5 million and $51.6 million, respectively, of the increase in revenue during 2005 as compared to 2004. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 4.6% and revenue per patient day of 3.3%. Revenue from inpatient management contracts accounted for $63.4 million of the 2005 results compared to $62.2 million of the 2004 results, an increase of $1.2 million or 1.9%.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $400.7 million for the year ended December 31, 2005, or 55.1% of total revenue, compared to $262.0 million for the year ended December 31, 2004, or 54.4% of total revenue. SWB expense for owned and leased inpatient facilities was $360.6 million in 2005, or 54.3% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $245.5 million in 2005, or 54.2% of revenue, compared to $227.8 million in 2004, or 54.3% of revenue. SWB expense for inpatient management contracts was $26.4 million in 2005 compared to $26.3 million in 2004. SWB expense for our corporate office was $13.7 million for 2005 compared to $8.0 million for 2004 as the result of the hiring of additional staff necessary to manage the inpatient facilities acquired during 2004 and 2005.
     Professional fees. Professional fees were $73.7 million for the year ended December 31, 2005, or 10.1% of total revenue, compared to $52.9 million for the year ended December 31, 2004, or 11.0% of total revenue. Professional fees for owned and leased inpatient facilities were $66.1 million in 2005, or 9.9% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $45.4 million in 2005, or 10.0% of revenue, compared to $45.3 million in 2004, or 10.8% of revenue. Professional fees for inpatient management contracts were $4.1 million in 2005 compared to $4.4 million in 2004. Professional fees for our corporate office were approximately $3.5 million in 2005 compared to approximately $3.3 million in 2004.
     Supplies. Supplies expense was $44.1 million for the year ended December 31, 2005, or 6.1% of total revenue, compared to $30.7 million for the year ended December 31, 2004, or 6.4% of total revenue. Supplies expense for owned and leased inpatient facilities was $42.0 million in 2005, or 6.3% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $30.7 million in 2005, or 6.8% of revenue, compared to $28.8 million in 2004, or 6.9% of revenue. Supplies expense for inpatient management contracts was $1.9 million in 2005 compared to $1.7 million in 2004. Supplies expense for our corporate office consists of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $13.5 million for the year ended December 31, 2005, or 1.9% of total revenue, compared to $10.8 million for the year ended December 31, 2004, or 2.2% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $87.5 million for the year ended December 31, 2005, or 12.0% of total revenue, compared to $62.9 million for the year ended December 31, 2004, or 13.1% of total revenue. Other operating expenses for owned and leased inpatient facilities were $61.4 million in 2005, or 9.2% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $42.7 million in 2005, or 9.4% of revenue, compared to $40.4 million in 2004, or 9.6% of revenue. Other operating expenses for inpatient management contracts were $19.7 million in 2005 compared to $19.3 million in 2004. Other operating expenses at our corporate office increased to $6.4 million in 2005 from approximately

$3.3 million in 2004.
     Depreciation and amortization. Depreciation and amortization expense was $14.8 million for the year ended December 31, 2005 compared to $9.9 million for the year ended December 31, 2004, an increase of approximately $4.9 million. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2004 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $27.1 million for the year ended December 31, 2005 compared to $19.0 million for the year ended December 31, 2004, an increase of $8.1 million or 42.8%. The increase in interest expense is primarily attributable to debt incurred to fund the 2005 acquisition of Ardent Behavioral. On December 31, 2005, we had $482.4 million in long-term debt, compared to $174.3 million at December 31, 2004. During January 2005, we repaid $50.0 million of our 10 5/8% Notes with $20.0 million in cash and $30.0 million in borrowings under our revolving credit facility. During the July 2005 acquisition of Ardent Behavioral, we borrowed $150.0 million, $45.0 million and $325.0 million, respectively, under a bridge loan, our revolving credit facility and senior secured term facility. We issued $220 million of our 7 3/4% Notes and also repaid $61.3 million of our 10 5/8% Notes during July 2005. During September 2005 we repaid all borrowings under our revolving credit facility and $125 million of our senior secured term facility with proceeds from an offering of our common stock.
     Other expenses. Other expenses in 2005 consisted of $21.9 million in losses on the refinancing of our long-term debt relating to the refinancings of $125.0 million of our senior secured term loan facility, $111.3 million of our 10 5/8% Notes and the $150.0 million bridge loan utilized in the acquisition of Ardent Behavioral. Other expenses in 2004 consisted of $6.4 million in losses on the refinancing of our long-term debt relating to the termination of our former senior credit facility.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $195,000 and $114,000 for the years ended December 31, 2005 and 2004, respectively, is from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003; two were terminated in 2005 and three were terminated in 2004.
Year Ended December 31, 2004 Compared To Year Ended December 31, 2003
     The following table compares key operating statistics for owned and leased inpatient facilities for the years ended December 31, 2004 and 2003 (revenue in thousands). Same-facility statistics for the year ended December 31, 2004 are shown on a comparable basis with total facility statistics for the year ended December 31, 2003.

	Year Ended December 31,		%
	2004	2003	Change
Total facility results:
Revenue	$419,701	$223,340	87.9%
Number of facilities at period end	34	24	41.7%
Admissions	49,484	26,278	88.3%
Patient days	996,840	525,055	89.9%
Average length of stay	20.1	20.0	0.5%
Revenue per patient day	$421	$425	-0.9%

Same-facility results:
Revenue	$243,424	$223,340	9.0%
Number of facilities at period end	24	24	0.0%
Admissions	27,773	26,278	5.7%
Patient days	565,237	525,055	7.7%
Average length of stay	20.4	20.0	2.0%
Revenue per patient day	$431	$425	1.4%
     Revenue. Revenue from continuing operations was $481.9 million for the year ended December 31, 2004 compared to $283.0 million for the year ended December 31, 2003, an increase of $198.9 million, or 70.3%. Revenue from owned and leased inpatient facilities accounted for $419.7 million of the 2004 results compared to $223.3 million of the 2003 results, an increase of $196.4 million, or 87.9%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The acquisitions of the inpatient facilities from The Brown Schools, Ramsay, Brentwood Behavioral Health (“Brentwood”), Heartland, and other acquisitions during 2004 and 2003 accounted for $175.4 million of the increase in revenue during 2004 as compared to 2003. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and revenue per patient day of 7.7% and 1.4%, respectively. Revenue from inpatient management contracts accounted for $62.2 million of the 2004 results compared to $59.7 million of the 2003 results, an increase of approximately $2.5 million, or 4.2%. The increase in revenues from inpatient management contracts relates primarily to revenues from inpatient management contracts assumed in the Ramsay acquisition.
     Salaries, wages, and employee benefits. SWB expense was $262.0 million for the year ended December 31, 2004, or 54.4% of total revenue, compared to $145.8 million for the year ended December 31, 2003, or 51.5% of total revenue. SWB expense for owned and leased inpatient facilities was $227.8 million in 2004, or 54.3% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $131.7 million in 2004, or 54.1% of revenue, compared to $121.3 million in 2003, or 54.3% of revenue. SWB expense for inpatient management contracts was $26.3 million in 2004 compared to $19.8 million in 2003. SWB expense for our corporate office was $8.0 million for 2004 compared to $4.7 million for 2003 as the result of the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2003 and 2004.
     Professional fees. Professional fees were $52.9 million for the year ended December 31, 2004, or 11.0% of total revenue, compared to $32.4 million for the year ended December 31, 2003, or 11.5% of total revenue. Professional fees for owned and leased inpatient facilities were $45.3 million in 2004, or 10.8% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $26.9 million in 2004, or 11.0% of revenue, compared to $26.2 million in 2003, or 11.7% of revenue. Professional fees for inpatient management contracts were $4.4 million in 2004 compared to $4.3 million in 2003. Professional fees for corporate office were approximately $3.3 million in 2004 compared to approximately $1.9 million in 2003. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $30.7 million for the year ended December 31, 2004, or 6.4% of total revenue, compared to $16.2 million for the year ended December 31, 2003, or 5.7% of total revenue. Supplies expense for owned and leased inpatient facilities was $28.8 million in 2004, or 6.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $16.9 million in 2004, or 6.9% of revenue, compared to $15.2 million in 2003, or 6.8% of revenue. Supplies expense for inpatient management contracts was $1.7 million in 2004 compared to $900,000 in 2003. Supplies expense at owned and leased inpatient facilities has historically comprised the majority of our supplies expense as a whole; however, inpatient management contracts began to utilize supplies to a larger extent beginning in the second half of 2003 due to the assumption of inpatient management contracts from Ramsay. Supplies expense for our corporate office consists of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $10.8 million for the year ended December 31, 2004, or 2.2% of total revenue, compared to $6.3 million for the year ended December 31, 2003, or 2.2% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses were approximately $62.9 million for the year ended December 31, 2004, or 13.1% of total revenue, compared to $47.7 million for the year ended December 31, 2003, or 16.9% of total revenue. Other operating expenses for owned and leased inpatient facilities were $40.4 million in 2004, or 9.6% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $21.4 million in 2004, or 8.8% of revenue, compared to $21.4 million in 2003, or 9.6% of revenue. Other operating expenses for inpatient management contracts were $19.3 million in 2004 compared to $24.0 million in 2003. This decrease in other operating expenses for inpatient management contracts on a same-facility basis, as compared to 2003, is primarily attributable to the net presentation of pharmacy receipts related to our Tennessee case management contract as an offset to other operating expenses. [Need to explain pharmacy differently?] Other operating expenses at our corporate office increased to $3.3 million in 2004 from approximately $2.3 million in 2003.
     Depreciation and amortization. Depreciation and amortization expense was $9.9 million for the year ended December 31, 2004 compared to $5.7 million for the year ended December 31, 2003, an increase of approximately $4.2 million. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2003 and 2004.
     Interest expense, net. Interest expense, net of interest income, was $19.0 million for the year ended December 31, 2004 compared to $14.8 million for the year ended December 31, 2003, an increase of $4.2 million or 28.4%. The increase in interest expense is primarily attributable to the increase in our long-term debt during 2004. We began 2004 with $175.0 million in long-term debt, increasing to $191.9 million, $249.6 million and $244.4 million for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively, due to borrowings under our revolving line of credit to finance the acquisition of inpatient behavioral health care facilities. On December 31, 2004, we had $174.3 million in long-term debt as the result of repaying borrowings under our revolving line of credit with proceeds from our secondary offering of common stock that closed on December 20, 2004.
     Other expenses. Other expenses in 2004 consisted of $6.4 million in loss on the refinancing of our former senior credit facility. Other expenses in 2003 consisted of $4.9 million in loss on the refinancing of our long-term debt, $960,000 in expense recorded to recognize the increase in fair value of stock purchase “put” warrants (for additional information on these warrants, see “Liquidity and Capital Resources” below) and the release of $545,000 in reserves related to our stockholder notes.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $114,000 for the year ended December 31, 2004 and the income from discontinued operations (net of income tax effect) of approximately $119,000 for the year ended December 31, 2003 resulted from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003; two were terminated in 2005 and three were terminated in 2004.
Liquidity and Capital Resources
     Working capital at December 31, 2005 was $138.8 million, including cash and cash equivalents of $54.6 million, compared to working capital of $39.9 million, including cash and cash equivalents of $33.3 million, at December 31, 2004. At December 31, 2004, our current liabilities included $20 million of our 10 5/8% Notes, which were repaid on January 14, 2005. The increase in working capital is primarily due to working capital acquired with Ardent Behavioral and an increase in cash and cash equivalents.
     Cash provided by continuing operating activities was $79.8 million for the year ended December 31, 2005 compared to $40.0 million for the year ended December 31, 2004. The increase in cash flows from operating activities was primarily due to the cash generated from the inpatient facilities we acquired in 2005 and the full year operations of the inpatient facilities acquired during 2004.
     Cash used in investing activities was $536.4 million for the year ended December 31, 2005 compared to $154.2 million for the year ended December 31, 2004. Cash used in investing activities for the year ended December 31, 2005 was primarily the result of $514.5 million paid for acquisitions and $21.8 million paid for the purchases of fixed assets. Cash used in the acquisition of Ardent Behavioral was approximately $506 million, which came from borrowings on our revolving credit facility and senior secured term facility and our issuance of 7 3/4% Notes. Cash used for routine and expansion capital expenditures was approximately $13.4 million and $8.4 million, respectively, for the year ended December 31, 2005. We define expansion capital expenditures as those which increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.8% of our net revenue for the year ended December 31, 2005. Cash used in investing activities for the year ended December 31, 2004 was primarily the result of $136.5 million paid for acquisitions and capital expenditures of approximately $17.2 million. During 2004 we acquired ten inpatient behavioral health care facilities, including four inpatient facilities from Heartland. During 2004, our capital expenditures included typical routine capital expenditures of approximately $7.0 million, as well as expansion capital expenditures.
     Cash provided by financing activities was $477.9 million for the year ended December 31, 2005 compared to $102.5 million for the year ended December 31, 2004. During 2005, we raised $220 million from our offering of 7 3/4% Notes and borrowed $325 million under our Senior Secured Term Facility. Also during 2005, we repaid approximately $111.3 million of our 10 5/8% Notes and $125 million of our senior secured term facility and as a result paid approximately $15.4 million in refinancing costs. We raised approximately $199.0 million from issuances of our common stock during 2005 as a result of an offering of our common stock and stock option exercises. During 2005, we paid approximately $13.9 million in loan and issuance costs related to borrowings of long-term debt and issuances of common stock. During 2004, we received cash from an offering of our common stock and stock option exercises of approximately $109.1 million. Also during 2004, we paid approximately $3.8 million to refinance our long-term debt and $2.3 million in loan and issuance costs.
     On September 20, 2005, we received net proceeds of approximately $192.6 million on the sale of 8,050,000 shares of our common stock at a price of $25.12 per share. This sale of common stock drew upon a universal shelf registration statement on Form S-3 registering $250.0 million of our common stock, common stock warrants, preferred stock and debt securities. We have approximately $47.8 million available under this universal shelf registration statement and may from time to time offer these securities, in one or more series, in amounts, at prices and on terms satisfactory to us. We repaid $125 million on our senior secured term loan facility with proceeds from this sale of our common stock. These repayments are permanent and we cannot re-borrow amounts previously repaid on the senior secured term loan facility. We recorded a loss on refinancing long-term debt of approximately $2.8 million to write off capitalized finance costs associated with the debt that was repaid. The remainder of the proceeds from this sale of our common stock was used to repay all indebtedness outstanding under our revolving credit facility.
     On January 26, 2004, we entered into an interest rate swap agreement to manage our exposure to fluctuations in interest rates. The swap agreement effectively converts $20 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.86%. On April 23, 2004, we entered into another interest rate swap agreement. This swap agreement effectively converts $30.0 million of fixed rate debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread of 5.51%. During July 2005, we exited approximately $11.3 million of our then-existing $50 million interest rate swap agreements without incurring a gain or loss on the transaction.
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

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.2% at December 31, 2005	$200,000	$—	$—	$—	$200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,377	248	542	608	21,979

	482,058	248	542	608	480,660

Lease and other obligations	47,053	15,471	9,495	5,584	16,503

Total contractual obligations	$529,111	$15,719	$10,037	$6,192	$497,163

(1)	Excludes capital lease obligations, which are included in lease and other obligations.
     The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $227.4 million and approximately $44.0 million, respectively, as of December 31, 2005. The fair value of our $150 million 10 5/8% Notes was approximately $173 million as of December 31, 2004. The carrying value of our other long-term debt, including current maturities, of $223.7 million and $24.3 million at December 31, 2005 and December 31, 2004, respectively, approximated fair value. We had zero and $200 million, respectively, of variable rate debt outstanding under our revolving credit facility and term loan facility as of December 31, 2005. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at December 31, 2005. At our December 31, 2005 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.0 million.
Impact of Inflation and Economic Trends
     Although inflation has not had a material impact on our results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Some of our freestanding owned, leased and managed inpatient behavioral health care facilities we operate are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in our SWB expense in excess of the inflation rate. Although we cannot predict our ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Our ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.
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
     Allowance for Doubtful Accounts
     Our ability to collect outstanding patient receivables from third-party payors and receivables due under our inpatient management contracts is critical to our operating performance and cash flows.

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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2005, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The inpatient facilities purchased from Ardent were added to our insurance program on July 1, 2005. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $282.1 million of our long-term debt outstanding at December 31, 2005 was subject to a weighted average fixed interest rate of 8.0%, not including our interest rate swaps. Our variable rate debt is comprised of our senior secured term loan facility, which had $200.0 million outstanding at December 31, 2005 and on which interest is generally payable at LIBOR plus 1.75% to 2.0% (depending on a certain covenant ratio), and our $150 million revolving credit facility, which had no balance outstanding at December 31, 2005 and on which interest is generally payable at LIBOR plus 1.5% to 2.5% (depending on a certain covenant ratio). At December 31, 2005, we had $38.7 million in interest rate swaps that effectively changed $38.7 million of our fixed rate 10 5/8% Notes to a variable rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $1.0 million on an annual basis based upon the borrowing level at December 31, 2005. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations.”

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2005 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Election of Directors” and “Corporate Governance — Audit Committee” is incorporated herein by reference.
Executive Officers of the Registrant
     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	52	April 1997	President and Chief Executive Officer
Steven T. Davidson	48	August 1997	Chief Development Officer
Jack E. Polson	39	August 2002	Chief Accounting Officer
Brent Turner	40	February 2003	Executive Vice President, Finance and Administration
Christopher L. Howard	39	September 2005	Executive Vice President, General Counsel and Secretary
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
     Brent Turner, Executive Vice President, Finance and Administration. Mr. Turner has served as the Executive Vice President, Finance and Administration since August 2005 and previously had served as the Vice President, Treasurer and Investor Relations since February 2003. From April 2002 until joining us, Mr. Turner served as Executive Vice President and Chief Financial Officer of Educational Services of America, a privately-held owner and operator of schools for children with learning disabilities. From November 2001 until March 2002, Mr. Turner served as Senior Vice President of Business Development for The Brown Schools, a provider of educational and therapeutic services for at-risk youth. From 1996 until January 2001, Mr. Turner was employed by Corrections Corporation of America, a private prison operator, serving as Treasurer from 1998 to 2001.
     Chris Howard, Executive Vice President, General Counsel and Secretary. Mr. Howard has served as the Executive Vice President, General Counsel and Secretary since September 2005. Prior to joining us, Mr. Howard was a member of Waller Lansden Dortch & Davis, LLP, a law firm based in Nashville, Tennessee.
Code of Ethics
     We adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is available on our website at www.psysolutions.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of our code of ethics granted to a director or executive officer by filing a Current Report on Form 8-K disclosing the amendment or waiver within four business days.
Section 16(a) Compliance
     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation also included in the Proxy Statement are expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The information set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     The information set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Accounting Firm — Fees” is incorporated herein by reference.

PART IV
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
3. Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 30 through 32.
(b) Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “2002 S-4 Amendment”)).

2.2	Asset Purchase Agreement, dated February 13, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc., as amended by Amendment No. 1 to Asset Purchase Agreement, dated March 31, 2003, by and between The Brown Schools, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 9, 2003).

2.3	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.4	Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005.

Exhibit
Number	Description
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K”)).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.6	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.7	Form of Notes (included in Exhibit 4.6).

4.8	Purchase Agreement, dated as of June 30, 2005, among Psychiatric Solutions, Inc., the Guarantors named therein, Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.9	Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.1†	Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 6, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 10-K).

10.2†	Amendment to Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-2, filed on December 18, 2003 (Registration No. 333-110206)).

10.3†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent, Bank of America, N.A., as revolving loan facility administrative agent, collateral agent swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.5	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.6	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
Number	Description
10.7†	Psychiatric Solutions, Inc. 2006 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2006).

10.8†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.9†	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.10†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.11†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.3 to the 1997 10-K).

10.12†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.13†	Amendment to the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.14†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

10.15*†	Executive Officer Compensation.

10.16†	Psychiatric Solutions, Inc. 2005 Cash Bonus Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 21, 2005.)

10.17†	Summary of Director Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 21, 2005.)

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 28, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Psychiatric Solutions, Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 28, 2006

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$54,554	$33,314
Accounts receivable, less allowance for doubtful accounts of $15,355 and $10,662, respectively	134,323	76,984
Prepaids and other	50,838	16,601

Total current assets	239,715	126,899
Property and equipment:
Land	79,139	30,461
Buildings	290,100	182,855
Equipment	38,212	20,185
Less accumulated depreciation	(29,094)	(15,290)

	378,357	218,211
Cost in excess of net assets acquired	527,655	130,079
Other assets	29,885	22,330

Total assets	$1,175,612	$497,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,836	$10,355
Salaries and benefits payable	47,284	27,205
Other accrued liabilities	34,422	28,665
Current portion of long-term debt	325	20,764

Total current liabilities	100,867	86,989
Long-term debt, less current portion	482,064	153,572
Deferred tax liability	32,151	8,020
Other liabilities	20,818	4,423

Total liabilities	635,900	253,004
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 52,430 and 40,935 issued and outstanding, respectively	524	409
Additional paid-in capital	495,768	227,840
Accumulated earnings	43,420	16,266

Total stockholders’ equity	539,712	244,515

Total liabilities and stockholders’ equity	$1,175,612	$497,519

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$727,774	$481,893	$283,022

Salaries, wages and employee benefits	400,676	262,039	145,761
Professional fees	73,659	52,933	32,392
Supplies	44,134	30,665	16,215
Rentals and leases	11,695	8,981	4,041
Other operating expenses	75,810	53,962	43,706
Provision for doubtful accounts	13,544	10,794	6,312
Depreciation and amortization	14,815	9,865	5,734
Interest expense	27,081	18,964	14,781
Loss on refinancing long-term debt	21,871	6,407	4,856
Change in valuation of put warrants	—	—	960
Change in reserve of stockholder notes	—	—	(545)

	683,285	454,610	274,213

Income from continuing operations before income taxes	44,489	27,283	8,809
Provision for income taxes	17,140	10,368	3,712

Income from continuing operations	27,349	16,915	5,097
(Loss) income from discontinued operations, net of income tax benefit (provision) of $125,
$70 and $(73) for 2005, 2004 and 2003, respectively	(195)	(114)	119

Net income	27,154	16,801	5,216
Accrued preferred stock dividends	—	663	811

Net income available to common stockholders	$27,154	$16,138	$4,405

Basic earnings per share:
Income from continuing operations	$0.61	$0.55	$0.25
(Loss) income from discontinued operations, net of taxes	—	—	0.01

Net income	$0.61	$0.55	$0.26

Diluted earnings per share:
Income from continuing operations	$0.59	$0.48	$0.22
(Loss) income from discontinued operations, net of taxes	—	—	—

Net income	$0.59	$0.48	$0.22

Shares used in computing per share amounts:
Basic	44,792	29,140	16,740
Diluted	46,296	35,146	23,498
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Notes	Accumulated	Accumulated
	Common Stock		Paid-In	Receivable from	Unrealized	Earnings
	Shares	Amount	Capital	Stockholders	Losses	(Deficit)	Total
Balance at December 31, 2002	15,477	$155	$34,930	$(259)	$—	$(4,277)	$30,549
Issuance of common stock	6,543	65	48,832	—	—	—	48,897
Conversion of convertible debt	1,076	11	4,574	—	—	—	4,585
Payment of notes receivable from stockholders with stock	(96)	(1)	(482)	466	—	—	(17)
Change in reserve on stockholder notes	—	—	—	(545)	—	—	(545)
Exercise of stock options and warrants	873	9	3,263	—	—	—	3,272
Income tax benefit of stock option exercises	—	—	186	—	—	—	186
Unrealized loss on investments available for sale	—	—	—	—	(4)	—	(4)
Net income available to common stockholders	—	—	—	—	—	4,405	4,405

Balance at December 31, 2003	23,873	239	91,303	(338)	(4)	128	91,328
Issuance of common stock	6,570	66	104,625	—	—	—	104,691
Conversion of series A convertible preferred stock	9,627	96	25,819	—	—	—	25,915
Payment on notes receivable from stockholders	—	—	—	338	—	—	338
Exercise of stock options and warrants	865	8	4,420	—	—	—	4,428
Income tax benefit of stock option exercises	—	—	1,673	—	—	—	1,673
Unrealized gain on investments available for sale	—	—	—	—	4	—	4
Net income available to common stockholders	—	—	—	—	—	16,138	16,138

Balance at December 31, 2004	40,935	409	227,840	—	—	16,266	244,515
Issuance of common stock, net of issuance costs	8,050	81	191,917	—	—	—	191,998
Common stock issued in acquisition	2,726	27	64,738	—	—	—	64,765
Exercise of stock options	719	7	6,378	—	—	—	6,385
Income tax benefit of stock option exercises	—	—	4,895	—	—	—	4,895
Net income available to common stockholders	—	—	—	—	—	27,154	27,154

Balance at December 31, 2005	52,430	$524	$495,768	$—	$—	$43,420	$539,712

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$27,154	$16,801	$5,216
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	14,815	9,865	5,734
Provision for doubtful accounts	13,544	10,794	6,312
Amortization of loan costs	1,187	691	1,478
Loss on refinancing long-term debt	21,871	6,407	4,856
Change in income tax assets and liabilities	9,494	6,920	2,809
Change in valuation of put warrants	—	—	960
(Release of) additional reserve on stockholder notes	—	—	(545)
Loss (income) from discontinued operations, net of taxes	195	114	(119)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,323)	(13,938)	(11,207)
Prepaids and other current assets	(3,434)	2,495	2,333
Accounts payable	1,929	(5,302)	(2,027)
Salaries and benefits payable	2,556	5,247	1,724
Accrued liabilities and other liabilities	13,315	(126)	799
Other	463	—	286

Net cash provided by continuing operating activities	79,766	39,968	18,609

Investing activities:
Cash paid for acquisitions, net of cash acquired	(514,525)	(136,495)	(100,424)
Capital purchases of leasehold improvements, equipment and software	(21,750)	(17,201)	(5,747)
Purchases of short-term investments	(29,400)	—	—
Sales of short-term investments	29,400	—	—
Sale (purchase) of long-term securities	—	953	(971)
Cash paid for investments in equity method investees	(1,340)	—	—
Other assets	1,219	(1,417)	(1,148)

Net cash used in investing activities	(536,396)	(154,160)	(108,290)
(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Financing activities:
Net decrease in revolving credit facility, less acquisitions	$—	$—	$(34,148)
Borrowings on long-term debt	545,000	—	159,981
Principal payments on long-term debt	(236,822)	(810)	(63,853)
Payment of loan and issuance costs	(13,932)	(2,300)	(1,998)
Refinancing of long-term debt	(15,398)	(3,844)	(1,410)
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	—	—	24,505
Proceeds from public offering of common stock	192,637	104,691	48,897
Proceeds from exercises of common stock options	6,385	4,428	318
Proceeds from repayment of stockholder notes	—	338	—

Net cash provided by financing activities	477,870	102,503	132,292

Net increase (decrease) in cash	21,240	(11,689)	42,611
Cash and cash equivalents at beginning of the year	33,314	45,003	2,392

Cash and cash equivalents at end of the year	$54,554	$33,314	$45,003

Supplemental Cash Flow Information:
Interest paid	$16,718	$18,821	$13,017

Income taxes paid	$7,490	$3,354	$318

Effect of Acquisitions:
Assets acquired, net of cash acquired	$624,821	$148,345	$201,525
Cash paid for prior year acquisitions	5,793	—	—
Liabilities assumed	(51,324)	(11,850)	(37,336)
Common stock issued	(64,765)	—	—
Long-term debt issued	—	—	(63,765)

Cash paid for acquisitions, net of cash acquired	$514,525	$136,495	$100,424

Significant Non-cash Transactions:
Refinancing of long-term debt	$6,473	$2,563	$3,446

Issuance of common stock upon conversion of series A convertible preferred stock	$—	$25,915	$—

Financing of loan costs	$—	$—	$9,172

Issuance of common stock upon conversion of convertible debt	$—	$—	$4,585

Issuance of common stock upon exercise of warrants	$—	$—	$2,979

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1. Summary of Significant Accounting Policies
 Description of Business
Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation and has its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities, we operated 55 owned or leased inpatient behavioral health care facilities with approximately 6,400 beds in 27 states at December 31, 2005. In addition, our management contract segment manages inpatient behavioral health care units for third parties.
 Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office were approximately 3% of net revenue for the year ended December 31, 2005.
The consolidated financial statements include the accounts of Psychiatric Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
All shares and per share amounts have been adjusted to reflect a 2-for-1 stock split which was completed on January 9, 2006.
 Cash and Cash Equivalents
Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2005, the majority of our cash is deposited with two financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.
 Accounts Receivable
Accounts receivable vary according to the type of service being provided. Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated doubtful accounts . Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 11% of net patient receivables for our owned and leased facilities segment at December 31, 2005 and 2004. Medicaid comprised approximately 38% and 31% of net patient receivables for our owned and leased facilities segment at December 31, 2005 and 2004, respectively. Concentration of credit risk from other payors is reduced by the large number of patients and payors.
Accounts receivable for our management contract segment is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated allowances for doubtful accounts. Concentration of credit risk is reduced by the large number of customers.
 Allowance for Doubtful Accounts
Our ability to collect outstanding patient receivables from third party payors and receivables due under our inpatient management contracts is critical to our operating performance and cash flows.
The primary collection risk with regard to patient receivables is uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since the patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.
The primary collection risk on receivables due under our inpatient management contracts is contract disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.

PSYCHIATRIC SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
 Long-Lived Assets
 Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $14.0 million, $8.8 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Cost in Excess of Net Assets Acquired (Goodwill)
We account for acquisitions using the purchase method of accounting. Goodwill is generally allocated to reporting units based on operating results. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment test of goodwill in 2005 and 2004 resulted in no goodwill impairment.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in thousands):

Balance at December 31, 2003	$68,970
Acquisition of Brentwood	3,956
Acquisition of Palmetto	5,349
Acquisition of Heartland	44,714
Acquisition of Piedmont	5,703
Acquisition of Alliance Behavioral	7,552
Release of deferred tax asset valuation allowance	(6,684)
Other	519

Balance at December 31, 2004	130,079
Acquisition of Ardent Behavioral	393,017
Release of deferred tax asset valuation allowance	(395)
Other	4,954

Balance at December 31, 2005	$527,655

 Other Assets
Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over their estimated life, which is between 4 years and 5 years. At December 31, 2005 and 2004, contracts totaled $1.4 million and $2.1 million and are net of accumulated amortization of $2.0 million and $1.3 million, respectively. Amortization expense related to contracts was $701,000, $987,000 and $944,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the years ended December 31, 2006, 2007 and 2008 of contracts is $690,000, $690,000 and $13,000, respectively, upon which the contracts will be fully amortized.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs at December 31, 2005 and 2004 totaled $13.9 million and $8.3 million and are net of accumulated amortization of $1.6 million and $966,000, respectively. The weighted average amortization period for loan costs incurred in 2005 is approximately 8 years. Amortization expense related to loan costs, which is reported as interest expense, was approximately $1.2 million, $700,000 and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense of loan costs for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is $1.6 million, $1.7 million, $1.7 million, $1.7 million and $1.4 million, respectively.
Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends Statement on Financial Accounting Standards No. 123, Accounting for Stock -Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 had no material impact on our results of operations or financial position. We have included the required disclosures below and in Note 10.
We account for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as more fully described in Note 10. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We will begin expensing stock options in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). See Recent Accounting Pronouncements for a discussion of SFAS 123R.
Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. During 2005, 2004 and 2003, we granted approximately 2.2 million, 1.4 million and 1.4 million stock options, respectively. The fair value of these options was estimated using the Black-Scholes option pricing model.
The following weighted-average assumptions were used in the respective pricing models:

	2005	2004	2003
Risk-free interest rate	4.16%	3.17%	2.79%
Expected volatility	32.65%	31.87%	51.99%
Expected life	5.0	5.2	5.6
Dividend yield	0.00%	0.00%	0.00%
The weighted-average fair value of options granted is presented in the following table:

	2005	2004	2003
Exercise Price equal to Market Price	$7.83	$3.67	$2.53
Exercise Price less than Market Price	$—	$—	$—
Exercise Price greater than Market Price	$—	$—	$2.52
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
For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	2005	2004	2003
Net income available to common stockholders	$27,154	$16,138	$4,405
Pro forma compensation expense from stock options, net of tax	3,144	1,467	605

Pro forma net income	$24,010	$14,671	$3,800

Basic earnings per share:
As reported	$0.61	$0.55	$0.26
Pro forma	$0.54	$0.50	$0.23
Diluted earnings per share:
As reported	$0.59	$0.48	$0.22
Pro forma	$0.52	$0.44	$0.20
     Derivatives
During 2005 we exited approximately $11.3 million of our $50 million in interest rate swap agreements entered into during 2004 to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively convert $38.7 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we have designated our interest rate swap agreements as fair value hedges. Accordingly, the changes in the fair value of the interest rate swaps are recorded in interest expense. If our derivatives were deemed to be cash flow hedges under SFAS 133, changes in the fair value of the derivatives would be recognized as other comprehensive income and recorded to the income statement in the period when the hedged item affects earnings. We believe our interest rate swap agreements to be highly effective in offsetting fair value changes in our hedged fixed-rate long-term debt.
     Risk Management
We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2005, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The facilities purchased from Ardent were added to our insurance program on July 1, 2005. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $13.8 million and $4.9 million as of December 31, 2005 and 2004, respectively.
We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory worker’s compensation program is fully insured with a $350,000 deductible per accident. We believe that adequate provision has been made for worker’s compensation and professional and general liability risk exposures. The reserve for workers’ compensation liability was approximately $13.5 million and $5.4 million as of December 31, 2005 and 2004, respectively.
     Fair Value of Financial Instruments
The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. At December 31, 2005, the carrying value and fair value of our 7 3/4 % Senior Subordinated Notes (the “7 3/4 % Notes”) was $220 million and $227.4 million, respectively, and the carrying value and fair value of our 10 5/8 % Senior Subordinated Notes (the “10 5/8 % Notes”) was $38.7 million and $44.0 million, respectively. At December 31, 2004, the carrying value and fair value of our 10 5/8 % Notes was approximately $150 million and $173 million, respectively. Based upon the borrowing rates currently available to us, the carrying amounts reported in the accompanying Consolidated Balance Sheets for other long-term debt approximate fair value.
     Reclassifications
Certain reclassifications have been made to the prior year to conform with current year presentation.
     Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. On April 15, 2005, the Securities and Exchange

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Commission extended the effective date of SFAS No. 123R to the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. We began expensing stock options in accordance with SFAS No. 123R under the prospective method in the first quarter of 2006. We believe the impact of adopting SFAS No. 123R on our 2006 financial results will be approximately $0.09 to $0.11 per diluted share. However, because of the uncertainty surrounding future grants and the variables necessary to value them, actual expense recorded in 2006 upon adoption of SFAS No. 123R may differ materially.
2. Revenue
Revenue consists of the following amounts (in thousands):

	December 31,
	2005	2004	2003
Patient service revenue	$664,367	$419,701	$223,340
Management fee revenue	63,407	62,192	59,682

Total revenue	$727,774	$481,893	$283,022

Net Patient Service Revenue
Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates, regardless of whether collection in full is expected. Net patient service revenue includes amounts we estimate to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates of the facilities and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. The effect of other arrangements for providing services at less than established rates is also reported as deductions from patient service revenue. During the years ended December 31, 2005 and 2004, approximately 35% and 37%, respectively, of our revenues related to patients participating in the Medicaid program. During the years ended December 31, 2005 and 2004, approximately 13% and 12% of our revenues related to patients participating in the Medicare program.
We provide care without charge to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.
Our revenue is particularly sensitive to regulatory and economic changes in the State of Texas. At December 31, 2005 and 2004, we operated eight inpatient facilities in Texas. At December 31, 2003, we operated seven inpatient facilities in Texas. We generated approximately 19%, 27% and 35% of our revenue from our Texas operations for the years ended December 31, 2005, 2004 and 2003, respectively.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	Year ended December 31,
	2005	2004	2003
Numerator:
Basic earnings per share:
Income from continuing operations	$27,349	$16,915	$5,097
Accrued dividends on series A convertible preferred stock	—	663	811

Income from continuing operations used in computing basic earnings per share	27,349	16,252	4,286
(Loss) income from discontinued operations, net of taxes	(195)	(114)	119

Net income available to common stockholders	$27,154	$16,138	$4,405

Diluted earnings per share:
Income from continuing operations	$27,349	$16,915	$5,097
(Loss) income from discontinued operations, net of taxes	(195)	(114)	119

Net income used in computing diluted earnings per share	$27,154	$16,801	$5,216

Denominator:
Weighted average shares outstanding for basic earnings per share	44,792	29,140	16,740
Effects of dilutive stock options and warrants outstanding	1,504	1,139	862
Effect of dilutive series A convertible preferred stock outstanding	—	4,867	5,896

Shares used in computing diluted earnings per common share	46,296	35,146	23,498

Basic earnings per share:
Income from continuing operations	$0.61	$0.55	$0.25
(Loss) income from discontinued operations, net of taxes	—	—	0.01

	$0.61	$0.55	$0.26

Diluted earnings per share:
Income from continuing operations	$0.59	$0.48	$0.22
(Loss) income from discontinued operations, net of taxes	—	—	—

	$0.59	$0.48	$0.22

Diluted earnings per share for the year ended December 31, 2003 does not include the potential dilutive effect of debt outstanding which was convertible into 212,000 shares of our common stock, respectively, as the effect would be anti-dilutive. Interest expense related to this convertible debt was approximately $124,000 for the year ended December 31, 2003.
4. Discontinued Operations
Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated two of our contracts during 2005 and three of our contracts during 2004 to manage state-owned facilities in Florida. The operations of these contracts were previously reported within our management contract segment. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	Year Ended December 31,
	2005	2004	2003
Revenue	$2,461	$15,980	$10,643

Salaries, wages and employee benefits	1,964	11,504	7,738
Professional fees	355	1,306	901
Supplies	177	1,382	859
Rentals and leases	11	189	68
Other operating expenses	219	1,682	864
Provision for bad debts	24	80	2
Depreciation and amortization	31	21	19

	2,781	16,164	10,451

(Loss) income from discontinued operations before income taxes	(320)	(184)	192
(Benefit from) provision for income taxes	(125)	(70)	73

(Loss) income from discontinued operations, net of income taxes	$(195)	$(114)	$119

5.Acquisitions
     2005 ACQUISITIONS
On July 1, 2005, we acquired Ardent Health Services, Inc. (“Ardent Behavioral”) an owner and operator of 20 inpatient psychiatric facilities. This acquisition was accounted for by the purchase method. The aggregate purchase price of this transaction was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the period subsequent to the acquisition date. As the acquisition of Ardent Behavioral involved the acquisition of stock, the goodwill associated with this acquisition is not deductible for federal income tax purposes.
The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisition (in thousands):

Ardent
Behavioral
Assets acquired:
Accounts receivable	$47,670
Other current assets	23,436
Fixed assets	152,355
Costs in excess of net assets acquired	393,017
Other assets	4,601

621,079
Liabilities assumed	50,114
Common stock issued	64,765

Cash paid, net of cash acquired	$506,200

The purchase price allocation for Ardent Behavioral is preliminary pending final measurement of certain assets and liabilities related to the acquisition.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	2005	2004	2003
Revenues	$889,725	$827,096	$502,507
Net income available to common stockholders	34,515	25,430	11,688

Earnings per common share, basic	$0.75	$0.80	$0.70
The pro forma information for the years ended December 31, 2005, 2004 and 2003 includes losses from refinancing long-term debt of approximately $21.9 million, $6.4 million and $4.9 million, respectively. The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Senior credit facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.2% at December 31, 2005	$200,000	$—
7 3/4% Notes	220,000	—
10 5/8% Notes	38,681	150,000
Mortgage loans on facilities, maturing in 2037 and 2038 bearing fixed interest rates of 5.65% to 5.95%	23,377	23,611
Other	331	725

	482,389	174,336
Less current portion	325	20,764

Long-term debt	$482,064	$153,572

Senior Credit Facility
As a result of entering into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and terminating our former senior credit facility we recorded a loss on refinancing long-term debt of $6.4 million during 2004. On December 21, 2004, our Credit Agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. On July 1, 2005, we amended and restated our Credit Agreement to include a $325 million senior secured term loan facility with Citicorp North America, Inc. We borrowed $325 million on the senior secured term loan facility on July 1, 2005 to finance a portion of the purchase price for the Ardent Behavioral acquisition. During the quarter ended September 30, 2005, we repaid $125 million of the senior secured term loan facility with a portion of the proceeds received from the sale of 8,050,000 shares of our common stock. The remaining $200 million balance on our senior secured term loan facility is due on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2005, we had no borrowings outstanding and $149.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $600,000 for the year ended December 31, 2005.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of December 31, 2005, we were in compliance with all debt covenant requirements. If we violate one or more of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on the $150 million bridge loan, which financed a portion of the purchase price for the acquisition of Ardent Behavioral and to repay approximately $61.3 million of our 10 5/8% Notes. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2006. The 7 3/4% Notes will mature on July 15, 2015.
10 5/8% Notes
On June 30, 2003, we issued $150 million in 10 5/8% Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Interest on these notes accrues at the rate of 10 5/8% per annum and is payable semi-annually in arrears on June 15 and December 15. The 10 5/8% Notes will mature on June 15, 2013.
On January 14, 2005, we redeemed $50 million of our 10 5/8% Notes and paid a 10 5/8% penalty and related accrued interest on the amount redeemed. We borrowed $30 million under our revolving line of credit and used cash on hand for the remainder of the redemption. We classified $20 million of the 10 5/8% Notes as current portion of long-term debt on December 31, 2004. On July 6, 2005, we repurchased approximately $61.3 million of our 10 5/8% Notes and paid a premium of approximately $8.6 million on the notes repurchased using proceeds from the issuance of our 7 3/4% Notes.
Mortgage Loans
During 2002 and 2003 we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas and Riveredge Hospital near Chicago, Illinois. Interest accrues on the Holly Hill, West Oaks and Riveredge HUD loans at 5.95%, 5.85% and 5.65% and principal and interest are payable in 420 monthly installments through December 2037, September 2038 and December 2038, respectively. We used the proceeds from the mortgage loans to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $22 million at December 31, 2005.
Other
At December 31, 2005, we had approximately $10.6 million of accrued interest expense in other accrued liabilities.
The aggregate maturities of long-term debt, including capital lease obligations, are as follows (in thousands):

2006	$325
2007	367
2008	378
2009	338
2010	322
Thereafter	480,659

Total	$482,389

7. Series A Convertible Preferred Stock
In conjunction with our acquisitions of The Brown Schools and Ramsay, we issued 4,545,454 shares of our series A convertible preferred stock for $25.0 million in equal installments in April and June of 2003. Each share of series A convertible preferred stock was convertible into one share of our common stock. Holders of our series A convertible preferred stock were entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005 and 7% per share of the original share price thereafter. Because we may have been required to redeem the series A convertible preferred stock upon certain change of control events that may not have been within our control, the series A convertible preferred stock were classified outside of our permanent stockholders’ equity. During the year ended December 31, 2004, the holders of our series A convertible preferred stock converted all shares of series A convertible preferred stock and related accrued dividends into 9,626,940 shares of our common stock.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
8. Leases
At December 31, 2005, future minimum lease payments under operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2006	$7,594
2007	5,321
2008	3,972
2009	3,469
2010	2,063
Thereafter	16,503

Total	$38,922

9. Income Taxes

	2005	2004	2003
Provision for income taxes attributable to income from continuing operations	$17,140	$10,368	$3,712
(Benefit from) provision for income taxes attributable to loss from discontinued operations	(125)	(70)	73

Total provision for income taxes	$17,015	$10,298	$3,785

Total provision for income taxes for the years ended December 31, 2005, 2004 and 2003 was allocated as follows (in thousands):
The provision for (benefit from) income taxes attributable to income from continuing operations consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$(1,516)	$10,061	$—
State	2,750	1,651	410

	1,234	11,712	410

Deferred:
Federal	16,580	(1,279)	3,295
State	(908)	(244)	7
Foreign	234	179	—

	15,906	(1,344)	3,302

Provision for income taxes	$17,140	$10,368	$3,712

The tax benefits associated with nonqualified stock options decreased the current tax liability by $4.3 million, $2.2 million, and zero in 2005, 2004 and 2003, respectively, and increased noncurrent deferred tax assets by $0.5 million $ 0.3 million, and zero in 2005, 2004 and 2003, respectively. Such benefits were recorded as increases to stockholders’ equity.
The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to income from continuing operations is as follows (in thousands):

	2005	2004	2003
Federal tax	$15,571	$9,549	$2,995
State income taxes (net of federal)	1,198	915	275
Other	371	(96)	442

Provision for income taxes	$17,140	$10,368	$3,712

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2005 and 2004 are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$34,370	$15,491
Allowance for doubtful accounts	5,067	2,550
Alternative minimum tax credit carryovers	1,601	1,244
Accrued liabilities	12,603	8,270
Other	—	18

Total gross deferred tax assets	53,641	27,573
Less: Valuation allowance	(4,053)	(3,435)

Total deferred tax assets	49,588	24,138
Deferred tax liabilities:
Intangible assets	(11,092)	(8,048)
Property and equipment	(40,252)	(15,002)
Other	—	(453)

Net deferred tax asset (liability)	$(1,756)	$635

Deferred income taxes of $30.4 million and $8.7 million at December 31, 2005 and 2004, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $32.2 million and $8.0 million at December 31, 2005 and 2004, respectively. In connection with the Ardent Behavioral acquisition, we recorded net deferred tax assets of approximately $12.1 million, with a corresponding reduction in goodwill. Ardent Behavioral’s final income tax returns for the period ending on the acquisition date had not been completed at the time of this filing. The final determination of deferred tax assets and liabilities resulting from the Ardent Behavioral acquisition cannot be completed until such tax returns are filed. Any resulting adjustments to deferred tax assets and liabilities will be allocated to goodwill.
Current accounting standards generally accepted in the United States (“GAAP”) require that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have recorded valuation allowances of $4.1 million, $3.4 million and $11.3 million at December 31, 2005, 2004 and 2003, respectively. The net change in valuation allowance was an increase of $0.6 million for the year ended December 31, 2005 and a decrease of $7.8 million for the year ended December 31, 2004. Of the valuation allowance reported as of December 31, 2005, $3.0 million relates to amounts recorded in various acquisitions and any subsequent reductions to this portion of the valuation allowance would reduce goodwill. Reductions in valuation allowances of $0.2 million and $6.7 million during the years ended December 31, 2005 and December 31, 2004, respectively, were allocated to reduce goodwill.
As of December 31, 2005, we had federal net operating loss carryforwards of $79.7 million expiring in the years 2012 through 2025, state net operating loss carryforwards of $79.7 million expiring in various years through 2025, foreign net operating loss carryforwards of $4.3 million expiring through 2023 and an alternative minimum tax credit carryover of approximately $1.6 million available to reduce future federal income taxes.
10. Stock Option Plans
The Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) was amended at our 2005 Annual Meeting of Stockholders to increase the number of shares of our common stock subject to grant under the Equity Incentive Plan to 9,866,666 from 5,866,666. Under the Equity Incentive Plan, options may be granted for terms of up to ten years and initial grants are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. Options granted subsequent to an employee’s initial grant are generally exercisable in cumulative increments of 25% each year, commencing on the date of grant. The exercise prices of incentive stock options and nonqualified options shall not be less than 100% and 85%, respectively, of the fair market value of the common shares on the trading day immediately preceding the date of grant.
The Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (the “Directors’ Plan”) provides for a grant of 8,000 stock options at each annual meeting of stockholders to each outside director at the fair market value of our common shares on the trading day immediately preceding the date of grant. The Directors’ Plan was amended at our 2005 Annual Meeting of Stockholders to provide for an initial grant of 12,000 stock options to each new outside director on the date of the director’s initial election or appointment to the board of directors. The options vest 25% on the grant date and 25% on the succeeding three anniversaries of the grant date. Options for a maximum of 683,334 shares may be granted under the Directors’ Plan.
No options with exercise prices below fair market value were granted during 2005, 2004 or 2003.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Stock option activity, including options granted for acquisitions, is as follows (number of options in thousands):

			Weighted
	Number		Average
	of	Option	Exercise
	Options	Exercise Price	Price
Balance at December 31, 2002	2,146	$0.44 to $15.00	$4.61
Granted	1,426	$2.53 to $6.88	$5.39
Canceled	(166)	$0.44 to $15.00	$5.69
Exercised	(128)	$0.44 to $4.78	$2.46

Balance at December 31, 2003	3,278	$0.44 to $15.00	$4.97
Granted	1,420	$9.98 to $13.10	$10.65
Canceled	(248)	$1.52 to $15.00	$6.81
Exercised	(918)	$0.44 to $15.00	$5.86

Balance at December 31, 2004	3,532	$0.44 to $15.00	$6.89
Granted	2,154	$19.31 to $27.35	$21.75
Canceled	(495)	$1.52 to $23.28	$13.36
Exercised	(719)	$0.44 to $20.69	$8.88

Balance at December 31, 2005	4,472	$0.44 to $27.35	$13.01
The following table summarizes information concerning outstanding and exercisable options at December 31, 2005 (number of options in thousands).

	Options Outstanding		Options Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise	Number
Exercise Prices	Outstanding	(in years)	Price	Exercisable
$0.44 to $4.99	1,059	6.3	$2.60	743
$5.00 to $9.99	776	7.8	$7.07	275
$10.00 to $14.99	742	8.1	$10.52	255
$15.00 to $19.99	201	9.2	$18.96	41
$20.00 to $24.99	1,580	9.4	$21.08	234
$25.00 to $27.35	114	9.8	$27.35	—

	4,472	8.2	$7.92	1,548

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
In January 2000, PMR loaned Mark. P. Clein, PMR’s chief executive officer at the time and currently one of our directors, $467,500 pursuant to promissory notes for the purchase of stock in connection with the exercise of stock options (the “Stock Notes”). The Stock Notes, due December 31, 2004, bear interest at the rate of 6.21% per annum and are with recourse in addition to being secured by stock under pledge agreements. PMR also received promissory notes from Mr. Clein for up to $257,208 for tax liabilities related to the purchase of such stock (the “Tax Notes”). The Tax Notes, due December 31, 2004, bore interest at the rate of 6.21% and were secured by stock pledges, but were otherwise without recourse. During the third quarter of 2004, Mr. Clien repaid the remaining principal balance of $338,000 on the Stock Notes and Tax Notes.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
William M. Petrie, M.D., a member of the Company’s Board of Directors, serves as President of Psychiatric Consultants, P.C. (“PCPC”), a practice group managed by us, and owns a 14% interest in PCPC. The initial term of the management agreement was for three years. It was renewed for additional three year terms on April 11, 2000 and April 11, 2003. The management agreement will continue to automatically renew for three year terms unless terminated by either party. Our management fee for the years ended December 31, 2005, 2004 and 2003 was $125,000, $137,000 and $112,000, respectively. At December 31, 2005 and 2004 PCPC owed us $89,000 and $21,000, respectively.
On February 4, 2003, our stockholders approved the private placement of $25 million of series A convertible preferred stock with affiliates of Oak Investment Partners and Salix Ventures and The 1818 Mezzanine Fund II, L.P. (“the 1818 Fund”). The 1818 Fund invested an aggregate of $1 million and received an aggregate of 181,818 shares of series A convertible preferred stock. Oak Investment Partners invested an aggregate of $20 million and received an aggregate of 3,636,364 shares of series A convertible preferred stock. Salix Ventures invested an aggregate of $4 million and received an aggregate of 727,272 shares of series A convertible preferred stock. One half of the series A convertible preferred stock was issued on April 1, 2003. The other half was issued on June 19, 2003. The 1818 Fund, Oak Investment Partners and Salix Ventures each had a representative who was a member of our board of directors when we sold the series A convertible preferred stock. The proceeds of the sale of the series A convertible preferred stock were used to acquire Ramsay, six facilities from The Brown Schools, and to pay down a portion of our long-term debt. During 2004, the holders of series A convertible preferred stock converted all outstanding shares of series A convertible preferred stock and related pay-in-kind dividends into 9,626,940 shares of our common stock.
14. Disclosures About Reportable Segments
In accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS 131”) we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of December 31, 2005, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 47 owned and 8 leased inpatient facilities in 27 states. The management contracts segment provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with U. S. generally accepted accounting principles. Because adjusted EBITDA is not a measure of financial performance under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Year ended December 31, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$664,367	$63,407	$—	$727,774

Adjusted EBITDA	$120,807	$11,166	$(23,717)	$108,256
Interest expense, net	16,406	25	10,650	27,081
Provision for income taxes	2,142	—	14,998	17,140
Depreciation and amortization	13,308	758	749	14,815
Inter-segment expenses	25,716	3,401	(29,117)	—
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	21,871

Total other expenses	—	—	21,871	21,871

Income (loss) from continuing operations	$63,235	$6,982	$(42,868)	$27,349

Total assets	$1,019,651	$31,195	$124,766	$1,175,612

Capital expenditures	$17,592	$52	$4,106	$21,750

Cost in excess of net assets acquired	$507,279	$20,376	$—	$527,655

Year ended December 31, 2004

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$419,701	$62,192	$—	$481,893

Adjusted EBITDA	$66,350	$10,808	$(14,639)	$62,519
Interest expense, net	19,645	(15)	(666)	18,964
Provision for income taxes	2,737	—	7,631	10,368
Depreciation and amortization	8,366	1,139	360	9,865
Inter-segment expenses	11,471	3,215	(14,686)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Total other expenses	—	—	6,407	6,407

Income (loss) from continuing operations	$24,131	$6,469	$(13,685)	$16,915

Total assets	$402,977	$32,962	$61,580	$497,519

Capital expenditures	$15,632	$—	$1,569	$17,201

Cost in excess of net assets acquired	$106,238	$23,841	$—	$130,079

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Year ended December 31, 2003

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$223,340	$59,682	$—	$283,022

Adjusted EBITDA	$32,408	$11,142	$(8,955)	$34,595
Interest expense, net	6,996	92	7,693	14,781
Provision for income taxes	2,165	73	1,474	3,712
Depreciation and amortization	4,410	1,135	189	5,734
Inter-segment expenses	5,639	1,432	(7,071)	—
Other expenses:
Loss on refinancing long-term debt	—	—	4,856	4,856
Change in valuation of put warrants	—	—	960	960
Change in reserve of stockholder notes	—	(545)	—	(545)

Total other expenses	—	(545)	5,816	5,271

Income (loss) from continuing operations	$13,198	$8,955	$(17,056)	$5,097

Total assets	$254,703	$34,937	$57,824	$347,464

Capital expenditures	$5,516	$—	$231	$5,747

Cost in excess of net assets acquired	$47,108	$22,781	$—	$69,889

15. Other Information
A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2003	5,284	6,312	4,321	8,834	7,083
Year ended December 31, 2004	7,083	10,794	3,253	10,468	10,662
Year ended December 31, 2005	10,662	13,544	5,844	14,695	15,355

(1)	Allowances as a result of acquisition.
16. Quarterly Information (Unaudited)
Summarized results for each quarter in the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenue	$137,406	$142,646	$223,572	$224,150
Income from continuing operations	$3,312	$8,906	$1,212	$13,919
Net income available to common stockholders	$3,328	$8,707	$1,179	$13,940

Earnings per share:
Basic	$0.08	$0.22	$0.03	$0.27
Diluted	$0.08	$0.21	$0.03	$0.26

2004
Revenue	$102,125	$115,676	$130,219	$133,873
Income from continuing operations	$40	$5,245	$5,313	$6,317
Net (loss) income available to common stockholders	$(360)	$4,923	$5,215	$6,360

Earnings per share:
Basic	$(0.01)	$0.17	$0.17	$0.18
Diluted	$(0.01)	$0.15	$0.15	$0.17
As discussed in Note 4, we terminated two of our contracts during 2005 and three of our contracts during 2004 to manage state-owned facilities in Florida. These terminated contracts have been accounted for as discontinued operations in accordance with SFAS 144. Accordingly, the operations of these contracts, net of income tax, have been presented as discontinued operations and all prior quarterly data has been reclassified.
We incurred losses on refinancing long-term debt of approximately $7.0 million and $14.9 million during the first and third quarters of 2005, respectively. In the first quarter of 2004, we incurred a loss on refinancing long-term debt of approximately $6.4 million in conjunction with the termination of our former credit agreement.
17. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total
	Parent	Guarantors	Guarantors	Adjustments	Consolidated Amounts
Current Assets:
Cash and cash equivalents	$—	$43,969	$10,585	$—	$54,554
Accounts receivable, net	—	134,323	—	—	134,323
Prepaids and other	—	50,838	—	—	50,838

Total current assets	—	229,130	10,585	—	239,715
Property and equipment, net of accumulated depreciation	—	357,011	29,179	(7,833)	378,357
Cost in excess of net assets acquired	—	527,655	—	—	527,655
Investment in subsidiaries	444,888	—	—	(444,888)	—
Other assets	12,441	14,029	3,415	—	29,885

Total assets	$457,329	$1,127,825	$43,179	$(452,721)	$1,175,612

Current Liabilities:
Accounts payable	$—	$18,836	$—	$—	$18,836
Salaries and benefits payable	—	47,284	—	—	47,284
Other accrued liabilities	12,994	21,115	313	—	34,422
Current portion of long-term debt	77	—	248	—	325

Total current liabilities	13,071	87,235	561	—	100,867
Long-term debt, less current portion	458,935	—	23,129	—	482,064
Deferred tax liability	—	32,151	—	—	32,151
Other liabilities	3,011	9,544	8,263	—	20,818

Total liabilities	475,017	128,930	31,953	—	635,900
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(17,688)	998,895	11,226	(452,721)	539,712

Total liabilities and stockholders’ (deficit) equity	$457,329	$1,127,825	$43,179	$(452,721)	$1,175,612

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Balance Sheet
As of December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$30,851	$2,463	$—	$33,314
Accounts receivable, net	—	76,984	—	—	76,984
Prepaids and other	—	15,626	975	—	16,601

Total current assets	—	123,461	3,438	—	126,899
Property and equipment, net of accumulated depreciation	—	196,132	30,155	(8,076)	218,211
Cost in excess of net assets acquired	—	130,079	—	—	130,079
Investment in subsidiaries	160,065	—	—	(160,065)	—
Other assets	6,791	11,974	3,565	—	22,330

Total assets	$166,856	$461,646	$37,158	$(168,141)	$497,519

Current Liabilities:
Accounts payable	$—	$10,355	$—	$—	$10,355
Salaries and benefits payable	—	27,205	—	—	27,205
Other accrued liabilities	1,162	27,380	1,682	(1,559)	28,665
Current portion of long-term debt	20,529	—	235	—	20,764

Total current liabilities	21,691	64,940	1,917	(1,559)	86,989
Long-term debt, less current portion	130,195	—	23,377	—	153,572
Deferred tax liability	—	8,020	—	—	8,020
Other liabilities	3,325	(461)	—	1,559	4,423

Total liabilities	155,211	72,499	25,294	—	253,004
Stockholders’ equity:
Total stockholders’ equity	11,645	389,147	11,864	(168,141)	244,515

Total liabilities and stockholders’ equity	$166,856	$461,646	$37,158	$(168,141)	$497,519

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$727,774	$11,073	$(11,073)	$727,774
Salaries, wages and employee benefits	—	400,676	—	—	400,676
Professional fees	—	73,185	474	—	73,659
Supplies	—	44,134	—	—	44,134
Rentals and leases	—	11,695	—	—	11,695
Other operating expenses	—	75,009	8,313	(7,512)	75,810
Provision for doubtful accounts	—	13,544	—	—	13,544
Depreciation and amortization	—	14,082	976	(243)	14,815
Interest expense	25,848	—	1,233	—	27,081
Loss on refinancing long-term debt	21,871	—	—	—	21,871

	47,719	632,325	10,996	(7,755)	683,285

(Loss) income from continuing operations before income taxes	(47,719)	95,449	77	(3,318)	44,489
(Benefit from) provision for income taxes	(18,386)	35,526	—	—	17,140

(Loss) income from continuing operations	(29,333)	59,923	77	(3,318)	27,349
(Loss) income from discontinued operations, net of taxes	—	(195)	—	—	(195)

Net (loss) income	$(29,333)	$59,728	$77	$(3,318)	$27,154

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$481,893	$3,702	$(3,702)	$481,893
Salaries, wages and employee benefits	—	262,039	—	—	262,039
Professional fees	—	52,875	58	—	52,933
Supplies	—	30,665	—	—	30,665
Rentals and leases	—	8,981	—	—	8,981
Other operating expenses	—	53,952	618	(608)	53,962
Provision for doubtful accounts	—	10,794	—	—	10,794
Depreciation and amortization	—	9,133	975	(243)	9,865
Interest expense	17,469	—	1,495	—	18,964
Loss on refinancing long-term debt	6,407	—	—	—	6,407

	23,876	428,439	3,146	(851)	454,610
(Loss) income from continuing operations before income taxes	(23,876)	53,454	556	(2,851)	27,283
(Benefit from) provision for income taxes	(9,073)	19,441	—	—	10,368

(Loss) income from continuing operations	(14,803)	34,013	556	(2,851)	16,915
(Loss) income from discontinued operations, net of taxes	—	(114)	—	—	(114)

Net (loss) income	(14,803)	33,899	556	(2,851)	16,801
Accrued preferred stock dividends	663	—	—	—	663

Net (loss) income available to common shareholders	$(15,466)	$33,899	$556	$(2,851)	$16,138

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2003
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$283,022	$1,802	$(1,802)	283,022
Salaries, wages and employee benefits	—	145,761	—	—	145,761
Professional fees	—	32,298	94	—	32,392
Supplies	—	16,215	—	—	16,215
Rentals and leases	—	4,041	—	—	4,041
Other operating expenses	545	44,960	903	(2,702)	43,706
Provision for doubtful accounts	—	6,312	—	—	6,312
Depreciation and amortization	—	5,287	447	—	5,734
Interest expense	14,089	124	568	—	14,781
Loss on refinancing long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in reserve of stockholder notes	(545)	—	—	—	(545)

	19,905	254,998	2,012	(2,702)	274,213

(Loss) income from continuing operations before income taxes	(19,905)	28,024	(210)	900	8,809
(Benefit from) provision for income taxes	(7,357)	11,068	1	—	3,712

(Loss) income from continuing operations	(12,548)	16,956	(211)	900	5,097
(Loss) income from discontinued operations, net of taxes	—	119	—	—	119

Net (loss) income	(12,548)	17,075	(211)	900	5,216
Accrued preferred stock dividends	811	—	—	—	811

Net (loss) income available to common shareholders	$(13,359)	$17,075	$(211)	$900	$4,405

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(29,333)	$59,728	$77	$(3,318)	$27,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,082	976	(243)	14,815
Provision for doubtful accounts	—	13,544	—	—	13,544
Amortization of loan costs	1,140	—	47	—	1,187
Loss on refinancing long-term debt	21,871	—	—	—	21,871
Change in income tax assets and liabilities	—	9,494	—	—	9,494
Loss from discontinued operations	—	195	—	—	195
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(23,323)	—	—	(23,323)
Prepaids and other current assets	—	(4,408)	974	—	(3,434)
Accounts payable	—	1,929	—	—	1,929
Salaries and benefits payable	—	2,556	—	—	2,556
Accrued liabilities and other liabilities	10,965	(4,544)	6,894	—	13,315
Other	—	463	—	—	463

Net cash provided by (used in) continuing operating activities	4,643	69,716	8,968	(3,561)	79,766
Investing activities:
Cash paid for acquisitions, net of cash acquired	(514,525)	—	—	—	(514,525)
Capital purchases of property and equipment	—	(21,750)	—	—	(21,750)
Purchases of short-term investments	(29,400)	—	—	—	(29,400)
Sales of short-term investments	29,400	—	—	—	29,400
Sale of long-term securities	—	—	—	—	—
Cash paid for investments in equity method investees	—	(1,340)	—	—	(1,340)
Other assets	—	1,115	104	—	1,219

Net cash (used in) provided by investing activities	(514,525)	(21,975)	104	—	(536,396)
Financing activities:
Borrowings on long-term debt	545,000	—	—	—	545,000
Principal payments on long-term debt	(236,587)	—	(235)	—	(236,822)
Net transfers to and from members	31,777	(34,623)	(715)	3,561	—
Payment of loan and issuance costs	(13,932)	—	—	—	(13,932)
Refinancing of long-term debt	(15,398)	—	—	—	(15,398)
Proceeds from secondary offering of common stock,		—
net of issuance costs	192,637	—	—	—	192,637
Proceeds from exercises of common stock options	6,385	—	—	—	6,385

Net cash provided by (used in) financing activities	509,882	(34,623)	(950)	3,561	477,870

Net increase in cash	—	13,118	8,122	—	21,240
Cash and cash equivalents at beginning of year	—	30,851	2,463	—	33,314

Cash and cash equivalents at end of year	$—	$43,969	$10,585	$—	$54,554

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(14,803)	$33,899	$556	$(2,851)	$16,801
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	9,133	975	(243)	9,865
Provision for doubtful accounts	—	10,794	—	—	10,794
Amortization of loan costs	691	—	—	—	691
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	6,920	—	—	6,920
Loss from discontinued operations	—	114	—	—	114
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(12,982)	(956)	—	(13,938)
Prepaids and other current assets	—	2,495	—	—	2,495
Accounts payable	—	(5,302)	—	—	(5,302)
Salaries and benefits payable	—	5,247	—	—	5,247
Accrued liabilities and other liabilities	(363)	(368)	605	—	(126)

Net cash (used in) provided by continuing operating activities	(8,068)	49,950	1,180	(3,094)	39,968
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(136,495)	—	—	—	(136,495)
Capital purchases of property and equipment	—	(17,100)	(101)	—	(17,201)
Sale of long-term securities	—	—	953	—	953
Other assets	—	(2,758)	1,341	—	(1,417)

Net cash (used in) provided by investing activities	(136,495)	(19,858)	2,193	—	(154,160)
Financing Activities:
Principal payments on long-term debt	(810)	—			(810)
Net transfers to and from members	42,060	(42,746)	(2,408)	3,094	—
Payment of loan and issuance costs	(2,300)	—	—	—	(2,300)
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Proceeds from secondary offering of common stock, net of issuance costs	104,691	—	—	—	104,691
Proceeds from issuance of common stock	4,428	—	—	—	4,428
Proceeds from repayment of stockholder notes	338	—	—	—	338

Net cash provided by (used in) financing activities	144,563	(42,746)	(2,408)	3,094	102,503

Net (decrease) increase in cash	—	(12,654)	965	—	(11,689)
Cash and cash equivalents at beginning of year	—	43,505	1,498	—	45,003

Cash and cash equivalents at end of year	$—	$30,851	$2,463	$—	$33,314

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2003
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(12,548)	$17,075	$(211)	$900	$5,216
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,287	447	—	5,734
Provision for doubtful accounts	—	6,312	—	—	6,312
Amortization of loan costs	1,454	—	24	—	1,478
Loss on refinancing long-term debt	4,856	—	—	—	4,856
Change in valuation of put warrants	960	—	—	—	960
Change in income tax assets and liabilities	—	2,809	—	—	2,809
Release of reserve on stockholder notes	(545)	—	—	—	(545)
Loss from discontinued operations, net of taxes	—	(119)	—	—	(119)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,207)	—	—	(11,207)
Prepaids and other current assets	(7,731)	10,068	(4)	—	2,333
Accounts payable	—	(2,027)	—	—	(2,027)
Salaries and benefits payable	—	1,724	—	—	1,724
Accrued liabilities and other liabilities	(58)	(140)	997	—	799
Other	162	124	—	—	286

Net cash (used in) provided by continuing operating activities	(13,450)	29,906	1,253	900	18,609
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(100,424)	—	—	—	(100,424)
Capital purchases of property and equipment	—	(5,747)	(25,487)	25,487	(5,747)
Purchase of long-term securities	—	—	(971)	—	(971)
Other assets	—	(1,144)	(4)	—	(1,148)

Net cash (used in) provided by investing activities	(100,424)	(6,891)	(26,462)	25,487	(108,290)
Financing Activities:
Net decrease in revolving credit facility, less acquisitions	(34,148)	—	—	—	(34,148)
Borrowings on long-term deft	159,981	—	—	—	159,981
Principal payments on long-term debt	(63,853)	—	18,962	(18,962)	(63,853)
Net transfers to and from members	(18,418)	19,315	6,528	(7,425)	—
Payment of loan and issuance costs	(1,998)	—	—	—	(1,998)
Refinancing of long-term debt	(1,410)	—	—	—	(1,410)
Proceeds from issuance of series A convertible preferred stock, net of issuance costs	24,505	—	—	—	24,505
Proceeds from secondary offering of common stock, net of issuance costs	48,897	—	—	—	48,897
Proceeds from issuance of common stock	318	—	—	—	318

Net cash provided by (used in) financing activities	113,874	19,315	25,490	(26,387)	132,292

Net increase in cash	—	42,330	281	—	42,611
Cash and cash equivalents at beginning of year	—	1,175	1,217	—	2,392

Cash and cash equivalents at end of year	$—	$43,505	$1,498	$—	$45,003

18. Subsequent Events
     On January 9, 2006, we completed a 2-for-1 stock split that was effected in the form of a 100 percent stock dividend to stockholders of record at the close of business on December 27, 2005. We distributed 26,214,764 new shares of common stock on January 9, 2006, bringing our total shares of common stock outstanding to 52,429,528.
      During January 2006, we completed the acquisitions of three inpatient behavioral health care facilities with an aggregate of 236 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida and Midland, Texas.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.

By:	/s/ Joey A. Jacobs

Joey A. Jacobs
Chief Executive Officer
Dated: March 2, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joey A. Jacobs	Chairman of the Board, President	March 2, 2006
Joey A. Jacobs	and Chief Executive Officer
(Principal Executive Officer)

/s/ Jack E. Polson	Chief Accounting Officer	March 2, 2006
Jack E. Polson	(Principal Financial and
Accounting Officer)

/s/ William F. Carpenter III William F. Carpenter III	Director	March 2, 2006

/s/ Mark P. Clein Mark P. Clein	Director	March 2, 2006

/s/ David M. Dill David M. Dill	Director	March 2, 2006

/s/ Richard D. Gore Richard D. Gore	Director	March 2, 2006

/s/ Christopher Grant, Jr. Christopher Grant, Jr.	Director	March 2, 2006

/s/ Ann H. Lamont Ann H. Lamont	Director	March 2, 2006

/s/ William M. Petrie, M.D. William M. Petrie, M.D.	Director	March 2, 2006

/s/ Edward K. Wissing	Director	March 2, 2006
Edward K. Wissing