Form 10-Q
period 2006-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2006-05-04
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
840 Crescent Centre Drive, Suite 460
Franklin, TN 37067
(Address of Principal Executive Offices, Including Zip Code)
(615) 312-5700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer☑ Accelerated filer☐ Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
      As of May 2, 2006, 52,928,684 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,657	$54,700
Accounts receivable, less allowance for doubtful accounts of $17,495 and $15,355, respectively	146,141	132,416
Prepaids and other	52,478	52,225

Total current assets	224,276	239,341
Property and equipment, net of accumulated depreciation	403,698	378,266
Cost in excess of net assets acquired	540,605	527,655
Other assets	28,445	29,872

Total assets	$1,197,024	$1,175,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,853	$18,744
Salaries and benefits payable	40,954	46,909
Other accrued liabilities	31,708	34,411
Current portion of long-term debt	359	325

Total current liabilities	89,874	100,389
Long-term debt, less current portion	485,900	482,064
Deferred tax liability	36,050	32,151
Other liabilities	22,952	20,818

Total liabilities	634,776	635,422
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 52,751 and 52,430 issued and outstanding, respectively	528	524
Additional paid-in capital	506,108	495,768
Accumulated earnings	55,612	43,420

Total stockholders’ equity	562,248	539,712

Total liabilities and stockholders’ equity	$1,197,024	$1,175,134

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue	$242,477	$134,618

Salaries, wages and employee benefits (including share-based compensation of $6,254 for 2006)	139,981	73,516
Professional fees	22,722	14,035
Supplies	14,028	8,288
Rentals and leases	3,381	2,301
Other operating expenses	23,765	15,211
Provision for doubtful accounts	4,800	2,668
Depreciation and amortization	4,745	2,880
Interest expense	9,208	3,505
Loss on refinancing long-term debt	—	6,990

	222,630	129,394

Income from continuing operations before income taxes	19,847	5,224
Provision for income taxes	7,542	2,037

Income from continuing operations	12,305	3,187
(Loss) income from discontinued operations, net of income tax benefit (provision) of $69 and $(90) for 2006 and 2005, respectively	(113)	141

Net income	$12,192	$3,328

Basic earnings per share:
Income from continuing operations	$0.23	$0.08
(Loss) income from discontinued operations, net of taxes	—	—

Net income	$0.23	$0.08

Diluted earnings per share:
Income from continuing operations	$0.23	$0.08
(Loss) income from discontinued operations, net of taxes	—	—

Net income	$0.23	$0.08

Shares used in computing per share amounts:
Basic	52,514	40,964
Diluted	53,890	42,346
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$12,192	$3,328
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	4,745	2,880
Provision for doubtful accounts	4,800	2,668
Share-based compensation	6,254	—
Amortization of loan costs	405	174
Loss on refinancing long-term debt	—	6,990
Change in income tax assets and liabilities	4,202	(4,746)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,044)	(6,400)
Prepaids and other current assets	(1,890)	(1,320)
Accounts payable	(2,627)	2,002
Salaries and benefits payable	(5,272)	1,214
Accrued liabilities and other liabilities	(712)	5,610

Net cash provided by continuing operating activities	9,053	12,400
Net cash provided by discontinued operating activities	1,503	938

Net cash provided by operating activities	10,556	13,338

Investing activities:
Cash paid for acquisitions, net of cash acquired	(38,300)	(500)
Capital purchases of leasehold improvements, equipment and software	(5,513)	(5,255)
Cash paid for investments in equity method investees	—	(840)
Other assets	239	(482)

Net cash used in investing activities	(43,574)	(7,077)

Financing activities:
Principal payments on long-term debt	(93)	(50,375)
Net increase in revolving credit facility	—	30,000
Payment of loan and issuance costs	(22)	(129)
Refinancing of long-term debt	—	(5,316)
Excess tax benefits from share-based payment arrangements	2,446	—
Proceeds from issuance of common stock upon exercise of stock options	1,644	804

Net cash provided by (used in) financing activities	3,975	(25,016)

Net decrease in cash	(29,043)	(18,755)
Cash and cash equivalents at beginning of the period	54,700	33,434

Cash and cash equivalents at end of the period	$25,657	$14,679

Effect of Acquisitions:
Assets acquired, net of cash acquired	$43,372	$—
Cash paid for prior year acquisitions	—	500
Liabilities assumed	(1,109)	—
Long-term debt assumed	(3,963)	—

Cash paid for acquisitions, net of cash acquired	$38,300	$500

Significant Non-cash Transactions:
Refinancing of long-term debt	$—	$1,674

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
1. Recent Developments
On January 9, 2006, we completed a 2-for-1 stock split that was effected in the form of a 100 percent stock dividend to our stockholders of record at the close of business on December 27, 2005. We distributed 26,214,764 new shares of common stock on January 9, 2006, bringing our total shares of common stock outstanding at that date to 52,429,528. All shares and per share amounts for periods prior to the 2-for-1 stock split have been adjusted to reflect the stock split.
During January 2006, we completed the acquisitions of three inpatient behavioral health care facilities with an aggregate of 236 beds. These facilities are located in Jeffersonville, Indiana, Fort Lauderdale, Florida and Midland, Texas.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding stock compensation expense, were approximately 3% of net revenue for the three months ended March 31, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 2, 2006.
3. Earnings Per Share
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that, upon exercise or conversion, could share in our earnings. We have calculated earnings per share in accordance with SFAS No. 128 for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income from continuing operations	$12,305	$3,187
(Loss) income from discontinued operations, net of taxes	(113)	141

Net income	$12,192	$3,328

Denominator:
Weighted average shares outstanding for basic earnings per share	52,514	40,964
Effects of dilutive stock options and warrants outstanding	1,376	1,382

Shares used in computing diluted earnings per common share	53,890	42,346

Basic earnings per share:
Income from continuing operations	$0.23	$0.08
(Loss) income from discontinued operations, net of taxes	—	—

	$0.23	$0.08

Diluted earnings per share:
Income from continuing operations	$0.23	$0.08
(Loss) income from discontinued operations, net of taxes	—	—

	$0.23	$0.08

4. Share-Based Compensation
We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
Primarily as a result of adopting SFAS No. 123R, we recognized approximately $6.3 million in share-based compensation expense and approximately $2.4 million of related income tax benefit for the three months ended March 31, 2006. The impact of this share-based compensation expense, net of tax, on our basic and diluted earnings per share was $0.07 per share. Also as a result of adopting SFAS No. 123R, we classified approximately $2.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as cash flow from financing activities in our Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2006. Prior to adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model.
For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

Three
months ended
March 31,
2005
Net income	$3,328
Pro forma compensation expense from stock options, net of taxes	1,824

Pro forma net income	$1,504

Basic earnings per share, as reported	$0.08

Diluted earnings per share, as reported	$0.08

Basic pro forma earnings per share	$0.04

Diluted pro forma earnings per share	$0.04

A maximum of 9,866,666 shares of our common stock are authorized for grant as stock options or restricted stock under The Psychiatric Solutions, Inc. Equity Incentive Plan, as amended (the “Equity Incentive Plan”). Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years and initial grants to employees are generally exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. Stock options granted subsequent to an employee’s initial grant are generally exercisable in cumulative increments of 25% each year, commencing on the date of grant. The exercise prices of incentive stock options and nonqualified stock options shall not be less than 100% and 85%, respectively, of the fair market value of the common shares on the trading day immediately preceding the date of grant.
A maximum of 683,334 shares of our common stock are authorized for grant as stock options under The Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for a grant of 8,000 stock options at each annual meeting of stockholders to each outside director at the fair market value of our common shares on the trading day immediately preceding the date of grant. The Directors’ Plan also provides for an initial grant of 12,000 stock options to each new outside director on the date of the director’s initial election or appointment to the board of directors. The options vest 25% on the grant date and 25% on the succeeding three anniversaries of the grant date and generally have terms of ten years.
Stock option activity during 2006 is as follows (number of options and intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	4,472	$13.01	N/A	N/A
Granted	1,814	$33.02	N/A	N/A
Canceled	48	$31.41	N/A	N/A
Exercised	(266)	$6.18	N/A	N/A

Outstanding at March 31, 2006	6,068	$19.14	8	$84,888

Exercisable at March 31, 2006	2,258	$13.61	8	$44,075

During March 2006, we reversed the cancellation and accelerated the vesting of 89,014 stock options for our former Chief Operating Officer. As a result, $2.2 million was recorded as share-based compensation expense in the quarter ended March 31, 2006.
The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the three month periods ended March 31, 2006 and 2005:

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006

	Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value of options	$9.69	$7.60
Risk-free interest rate	5%	4%
Expected Volatility	30%	33%
Expected term (in years)	4	5
Dividend yield	0%	0%
Our estimate of expected volatility for stock options granted in 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at March 31, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $21 million with a weighted average remaining life of 3.7 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2006 and 2005 was $9.2 million and $0.8 million, respectively.
Prior to 2006, we had not granted any shares of restricted stock. During February and March 2006, we granted 55,000 shares of restricted stock to certain executive officers. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $33.11 per share.
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
On August 1, 2005, we acquired the assets of Canyon Ridge Hospital, a 59 bed inpatient behavioral health care facility located in Chino, California.
On July 1, 2005, we completed the acquisition of the capital stock of Ardent Health Services, Inc. (“Ardent Behavioral”), which owns and operates 20 inpatient psychiatric facilities. Ardent Behavioral produced revenues of approximately $300 million in 2004 and has a total of approximately 2,000 inpatient beds.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Senior credit facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.4% and 6.2% at March 31, 2006 and December 31, 2005, respectively	$200,000	$200,000
7 3/4% Senior Subordinated Notes	220,000	220,000
10 5/8% Senior Subordinated Notes	38,681	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.65% to 7.6%	27,276	23,377
Other	302	331

	486,259	482,389
Less current portion	359	325

Long-term debt	$485,900	$482,064

Senior Credit Facility
On July 1, 2005, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A. to include a $325 million senior secured term loan facility with Citicorp North America, Inc. We borrowed $325 million on the senior secured term loan facility on July 1, 2005 to finance a portion of the purchase price for the Ardent Behavioral acquisition. During the quarter ended September 30, 2005, we repaid $125 million of the senior secured term loan facility with a portion of the proceeds received from the sale of 8,050,000 shares of our common stock. The remaining $200 million balance on our senior secured term loan facility is due on July 1, 2012.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2006, we had no borrowings outstanding and $149.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $186,000 for the quarter ended March 31, 2006.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of March 31, 2006, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on a $150 million bridge loan, which financed a portion of the purchase price for the acquisition of Ardent Behavioral and to repay approximately $61.3 million of our 10 5/8% Notes. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2006. The 7 3/4% Notes will mature on July 15, 2015.
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
Mortgage Loans
During 2002 and 2003 we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). In connection with the purchase of real estate at Canyon Ridge Hospital during 2006, we assumed a mortgage loan agreement insured by HUD of approximately $4.0 million. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois and Canyon Ridge Hospital in Chino, California. Interest accrues on the Holly Hill, West Oaks, Riveredge and Canyon Ridge HUD loans at 5.95%, 5.85%, 5.65% and 7.6% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038 and January 2036, respectively. We used the proceeds from the mortgage loans in 2002 and 2003 to repay approximately $4.4 million in 2002 and $17.0 million in 2003 of our term debt under our former senior credit facility, pay certain financing costs, and fund required escrow amounts for future improvements to the property. The carrying amount of assets held as collateral approximated $32.7 million at March 31, 2006.
7. Income Taxes
The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects an effective tax rate of approximately 38% and 39%, respectively. The decrease in the effective tax rate is due to a decrease in our overall effective state income tax rate.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated three of our contracts to manage state-owned facilities during 2006 and two of our contracts during 2005. The operations of these contracts were previously reported within our management contract segment. Accordingly, the operations of these contracts, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue	$1,681	$4,112
Salaries, wages and employee benefits	1,219	2,852
Professional fees	78	224
Supplies	195	295
Rentals and leases	29	37
Other operating expenses	343	429
Provision for doubtful accounts	(12)	—
Depreciation and amortization	11	25
Interest expense	—	19

	1,863	3,881

(Loss) income from discontinued operations before income taxes	(182)	231
(Benefit from) provision for income taxes	(69)	90

(Loss) income from discontinued operations, net of taxes	$(113)	$141

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of March 31, 2006, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 51 owned and 7 leased inpatient facilities in 27 states. The management contracts segment provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, share-based compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with U. S. generally accepted accounting principles. Because adjusted EBITDA is not a measure of financial performance under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Three Months Ended March 31, 2006

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$229,921	$12,556	$—	$242,477

Adjusted EBITDA	$44,617	$2,144	$(6,707)	$40,054
Interest expense	3,985	1	5,222	9,208
Depreciation and amortization	4,266	170	309	4,745
Provision for income taxes	—	—	7,542	7,542
Inter-segment expenses	9,374	535	(9,909)	—
Other expenses:
Share-based compensation	—	—	6,254	6,254

Total other expenses	—	—	6,254	6,254

Income (loss) from continuing operations	$26,992	$1,438	$(16,125)	$12,305

Segment assets	$1,072,876	$29,580	$94,568	$1,197,024
Three Months Ended March 31, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$121,682	$12,936	$—	$134,618

Adjusted EBITDA	$20,598	$2,475	$(4,474)	$18,599
Interest expense	8,298	1	(4,794)	3,505
Depreciation and amortization	2,566	171	143	2,880
Provision for income taxes	399	—	1,638	2,037
Inter-segment expenses	3,537	460	(3,997)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,990	6,990

Total other expenses	—	—	6,990	6,990

Income (loss) from continuing operations	$5,798	$1,843	$(4,454)	$3,187

Segment assets	$412,201	$31,905	$39,282	$483,388
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Condensed Consolidating Balance Sheet
As of March 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$14,866	$10,791	—	$25,657
Accounts receivable, net	—	146,141	—	—	146,141
Prepaids and other	—	44,537	7,941	—	52,478

Total current assets	—	205,544	18,732	—	224,276
Property and equipment, net of accumulated depreciation	—	374,720	36,750	(7,772)	403,698
Cost in excess of net assets acquired	—	540,605	—		540,605
Investment in subsidiaries	436,208	—	—	(436,208)	—
Other assets	12,069	13,077	3,299	—	28,445

Total assets	$448,277	$1,133,946	$58,781	$(443,980)	$1,197,024

Current Liabilities:
Accounts payable	—	$16,853	$—	$—	$16,853
Salaries and benefits payable	—	40,954	—	—	40,954
Other accrued liabilities	9,171	22,337	6,969	(6,769)	31,708
Current portion of long-term debt	71	—	288	—	359

Total current liabilities	9,242	80,144	7,257	(6,769)	89,874
Long-term debt, less current portion	458,912	—	26,988	—	485,900
Deferred tax liability	—	36,050	—	—	36,050
Other liabilities	3,325	10,168	9,459	—	22,952

Total liabilities	471,479	126,362	43,704	(6,769)	634,776
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(23,202)	1,007,584	15,077	(437,211)	562,248

Total liabilities and stockholders’ (deficit) equity	$448,277	$1,133,946	$58,781	$(443,980)	$1,197,024

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$44,115	$10,585	$—	$54,700
Accounts receivable, net	—	132,416	—	—	132,416
Prepaids and other	—	52,225	—	—	52,225

Total current assets	—	228,756	10,585	—	239,341
Property and equipment, net of accumulated depreciation	—	356,920	29,179	(7,833)	378,266
Cost in excess of net assets acquired	—	527,655	—	—	527,655
Investment in subsidiaries	444,888	—	—	(444,888)	—
Other assets	12,441	14,016	3,415	—	29,872

Total assets	$457,329	$1,127,347	$43,179	$(452,721)	$1,175,134

Current Liabilities:
Accounts payable	$—	$18,744	$—	$—	$18,744
Salaries and benefits payable	—	46,909	—	—	46,909
Other accrued liabilities	12,994	21,104	313	—	34,411
Current portion of long-term debt	77	—	248	—	325

Total current liabilities	13,071	86,757	561	—	100,389
Long-term debt, less current portion	458,935	—	23,129	—	482,064
Deferred tax liability	—	32,151	—	—	32,151
Other liabilities	3,011	9,544	8,263	—	20,818

Total liabilities	475,017	128,452	31,953	—	635,422
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(17,688)	998,895	11,226	(452,721)	539,712

Total liabilities and stockholders’ (deficit) equity	$457,329	$1,127,347	$43,179	$(452,721)	$1,175,134

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$242,477	$2,821	$(2,821)	$242,477
Salaries, wages and employee benefits	—	139,981	—	—	139,981
Professional fees	—	22,674	48	—	22,722
Supplies	—	14,028	—	—	14,028
Rentals and leases	—	3,381	—	—	3,381
Other operating expenses	—	23,213	2,343	(1,791)	23,765
Provision for doubtful accounts	—	4,800	—	—	4,800
Depreciation and amortization	—	4,543	263	(61)	4,745
Interest expense	8,893	—	315	—	9,208

	8,893	212,620	2,969	(1,852)	222,630
(Loss) income from continuing operations before income taxes	(8,893)	29,857	(148)	(969)	19,847
(Benefit from) provision for income taxes	(3,379)	10,804	117	—	7,542

(Loss) income from continuing operations	(5,514)	19,053	(265)	(969)	12,305
(Loss) income from discontinued operations, net of taxes	—	(113)	—	—	(113)

Net (loss) income	$(5,514)	$18,940	$(265)	$(969)	$12,192

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$134,618	$1,626	$(1,626)	$134,618
Salaries, wages and employee benefits	—	73,516	—	—	73,516
Professional fees	—	13,994	41	—	14,035
Supplies	—	8,288	—	—	8,288
Rentals and leases	—	2,301	—	—	2,301
Other operating expenses	—	15,208	891	(888)	15,211
Provision for doubtful accounts	—	2,668	—	—	2,668
Depreciation and amortization	—	2,695	246	(61)	2,880
Interest expense	3,132	—	373	—	3,505
Loss on refinancing of long-term debt	6,990	—	—	—	6,990

	10,122	118,670	1,551	(949)	129,394
(Loss) income before income taxes	(10,122)	15,948	75	(677)	5,224
(Benefit from) provision for income taxes	(3,954)	5,991	—	—	2,037

(Loss) income from continuing operations	(6,168)	9,957	75	(677)	3,187

(Loss) income from discontinued operations, net of taxes	141	—	—	—	141

Net (loss) income	$(6,027)	$9,957	$75	$(677)	$3,328

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(5,514)	$18,940	$(265)	$(969)	$12,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	4,543	263	(61)	4,745
Provision for doubtful accounts	—	4,800	—	—	4,800
Share-based compensation	—	6,254	—	—	6,254
Amortization of loan costs	—	394	11	—	405
Change in income tax assets and liabilities	—	4,202	—	—	4,202
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,044)	—	—	(13,044)
Prepaids and other current assets	—	6,051	(7,941)	—	(1,890)
Accounts payable	—	(2,627)	—	—	(2,627)
Salaries and benefits payable	—	(5,272)	—	—	(5,272)
Accrued liabilities and other liabilities	(108)	(8,430)	7,826	—	(712)

Net cash provided by continuing operating activities	(5,622)	15,811	(106)	(1,030)	9,053
Net cash provided by discontinued operating activities	—	1,503	—	—	1,503

Net cash provided by operating activities	(5,622)	17,314	(106)	(1,030)	10,556
Investing activities:
Cash paid for acquisitions, net of cash acquired	(38,300)	—	—	—	(38,300)
Capital purchases of leasehold improvements, equipment and software	—	(5,513)		—	(5,513)
Other assets	—	(150)	389	—	239

Net cash (used in) provided by investing activities	(38,300)	(5,663)	389	—	(43,574)
Financing activities:
Principal payments on long-term debt	(29)	—	(64)	—	(93)
Net transfers to and from members	39,883	(40,900)	(13)	1,030	—
Payment of loan and issuance costs	(22)	—	—	—	(22)
Excess tax benefits from share-based payment arrangements	2,446	—	—	—	2,446
Proceeds from issuance of common stock upon exercise of stock options	1,644	—	—	—	1,644

Net cash provided by (used in) financing activities	43,922	(40,900)	(77)	1,030	3,975

Net decrease in cash	—	(29,249)	206	—	(29,043)
Cash and cash equivalents at beginning of year	—	44,115	10,585	—	54,700

Cash and cash equivalents at end of year	$—	$14,866	$10,791	$—	$25,657

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(6,027)	$9,957	$75	$(677)	$3,328
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,695	246	(61)	2,880
Provision for doubtful accounts	—	2,668	—	—	2,668
Amortization of loan costs	163	—	11	—	174
Loss on refinancing long-term debt	6,990	—	—	—	6,990
Change in income tax assets and liabilities	—	(4,746)	—	—	(4,746)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,400)	—	—	(6,400)
Prepaids and other current assets	—	1,285	(2,605)	—	(1,320)
Accounts payable	—	2,002	—	—	2,002
Salaries and benefits payable	—	1,214	—	—	1,214
Accrued liabilities and other liabilities	2,047	(38)	3,601	—	5,610

Net cash provided by continuing operating activities	3,173	8,637	1,328	(738)	12,400
Net cash provided by discontinued operating activities	—	938	—	—	938

Net cash provided by operating activities	3,173	9,575	1,328	(738)	13,338
Investing Activities:
Acquisitions, net of cash acquired	(500)	—	—	—	(500)
Capital purchases of property and equipment	—	(5,255)	—	—	(5,255)
Investment in equity method investee	(840)	—	—	—	(840)
Other assets	—	(247)	(235)	—	(482)

Net cash used in investing activities	(1,340)	(5,502)	(235)	—	(7,077)
Financing Activities:
Net principal payments on long-term debt	(20,318)	—	(57)	—	(20,375)
Net transfers to and from members	23,930	(24,668)	—	738	—
Payment of loan and issuance costs	(129)	—	—	—	(129)
Refinancing of long-term debt	(5,316)	—	—	—	(5,316)
Proceeds from issuance of common stock upon exercise stock options	—	804	—	—	804

Net cash (used in) provided by financing activities	(1,833)	(23,864)	(57)	738	(25,016)

Net (decrease) increase in cash	—	(19,791)	1,036	—	(18,755)
Cash and cash equivalents at beginning of period	—	30,971	2,463	—	33,434

Cash and cash equivalents at end of period	$—	$11,180	$3,499	$—	$14,679

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to integrate and improve the operations of acquired facilities; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (5) risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others; (6) our ability to retain key employees who are instrumental to our successful operations; (7) our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; (8) our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; (9) our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology; (10) our ability to obtain adequate levels of general and professional liability insurance; and (11) those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the SEC. A copy of our filings may be obtained from the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. at prescribed rates.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our managed inpatient behavioral health care operations. During January 2006, we completed the acquisitions of three inpatient behavioral health care facilities with an aggregate of 236 beds, which are located in Jeffersonville, Indiana, Fort Lauderdale, Florida and Midland, Texas. We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter ended March 31, 2006, our same-facility revenue from owned and leased inpatient facilities increased by 11.0% compared to the quarter ended March 31, 2005. Same-facility revenue growth was driven by increases in patient days and revenue per patient day of 4.3% and 6.6%, respectively, during the quarter ended March 31, 2006 compared to the same period last year. Same-facility growth refers to the comparison of each inpatient facility owned during 2005 with the results for the comparable period in 2006.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 94.8% and 90.4% of our total revenue for the quarters ended March 31, 2006 and 2005, respectively.
Management Contract Revenue
     Our inpatient management contract segment provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured. Management contract revenue comprised approximately 5.2% and 9.6% of our total revenue for the quarters ended March 31, 2006 and 2005, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the quarters ended March 31, 2006 and 2005 (dollars in thousands):

	For the Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
Revenue	$242,477	100.0%	$134,618	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $6,254 for 2006)	139,981	57.7%	73,516	54.6%
Professional fees	22,722	9.4%	14,035	10.4%
Supplies	14,028	5.8%	8,288	6.2%
Provision for doubtful accounts	4,800	2.0%	2,668	2.0%
Other operating expenses	27,146	11.2%	17,512	13.0%
Depreciation and amortization	4,745	1.9%	2,880	2.1%
Interest expense, net	9,208	3.8%	3,505	2.6%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	6,990	5.2%

Income from continuing operations before income taxes	19,847	8.2%	5,224	3.9%
Provision for income taxes	7,542	3.1%	2,037	1.5%

Income from continuing operations	$12,305	5.1%	$3,187	2.4%

Quarter Ended March 31, 2006 Compared To Quarter Ended March 31, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the quarters ended March 31, 2006 and 2005 (revenue in thousands). Same-facility statistics for the quarter ended March 31, 2006 are shown on a comparable basis with total facility statistics for the quarter ended March 31, 2005.

	Three Months Ended March 31,		%
	2006	2005	Change
Total facility results:
Revenue	$229,921	$121,682	89.0%
Number of facilities at period end	58	34	70.6%
Admissions	26,944	14,836	81.6%
Patient days	447,028	277,527	61.1%
Average length of stay	16.6	18.7	-11.2%
Revenue per patient day	$514	$438	17.4%

Same-facility results:
Revenue	$135,103	$121,682	11.0%
Number of facilities at period end	34	34	0.0%
Admissions	15,247	14,836	2.8%
Patient days	289,521	277,527	4.3%
Average length of stay	19.0	18.7	1.6%
Revenue per patient day	$467	$438	6.6%
     Revenue. Revenue from continuing operations was $242.5 million for the quarter ended March 31, 2006 compared to $134.6 million for the quarter ended March 31, 2005, an increase of $107.9 million, or 80.1%. Revenue from owned and leased inpatient facilities accounted for $229.9 million in 2006 compared to $121.7 million in 2005, an increase of $108.2 million, or 89.0%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The acquisitions of the inpatient facilities from Ardent and other acquisitions during 2006 and 2005 accounted for $94.8 million of this increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and revenue per patient day of 4.3% and 6.6%, respectively. Revenue from inpatient management contracts was $12.6 million in 2006 compared to $12.9 million in 2005.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $140.0 million for the quarter ended March 31, 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment, using the modified-prospective transition method. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, as a result, recognized no share-based compensation expense for those prior periods. SWB expense for the quarter ended March 31, 2006 includes $6.3 million of share-based compensation expense. The $6.3 million of share-based compensation expense includes $3.6 million related to the 25% portion of 2006 grants which vested on the date of grant and $2.2 million related to options modified in the settlement of an employment contract with a former executive officer of the company. Based on our stock option and restricted stock grants outstanding at March 31, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $21 million with a weighted average remaining life of 3.7 years, with approximately $2.0 million per quarter in share-based compensation expense to be recognized for the remainder of 2006. Excluding the $6.3 million of share-based compensation expense, SWB expense was $133.7 million, or 55.1% of total revenue, in the quarter ended March 31, 2006 compared to $73.5 million, or 54.6% of total revenue, for the quarter ended March 31, 2005. SWB expense for owned and leased inpatient facilities was $124.4 million, or 54.1% of revenue, in 2006. Same-facility SWB expense for owned and leased inpatient facilities was $71.6 million, or 53.0% of revenue, in 2006 compared to $66.0 million, or 54.2% of revenue, in 2005. SWB expense for inpatient management contracts was $5.0 million in 2006 compared to $4.8 million in 2005. SWB expense for our corporate office was $10.5 million for 2006 compared to $2.8 million for 2005, increasing primarily as a result of recording the $6.3 million of share-based compensation expense during 2006.
     Professional fees. Professional fees were $22.7 million for the quarter ended March 31, 2006, or 9.4% of total revenue, compared to $14.0 million for the quarter ended March 31, 2005, or 10.4% of total revenue. Professional fees for owned and leased inpatient facilities were $20.9 million in 2006, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $12.0 million in 2006, or 8.9% of revenue, compared to $12.3 million in 2005, or 10.1% of revenue. This decrease in professional fees as a percent of revenue is primarily the result of reducing our utilization of contracted services. Professional fees for inpatient management contracts were $0.8 million in 2006 compared to $1.0 million in 2005. Professional fees for corporate office were approximately $1.0 million in 2006 compared to approximately $0.8 million in 2005. The increase in professional fees in our corporate office relates to accounting, legal and other services required to meet the needs of a public company and achieving our acquisition strategy.
     Supplies. Supplies expense was $14.0 million for the quarter ended March 31, 2006, or 5.8% of total revenue, compared to $8.3 million for the quarter ended March 31, 2005, or 6.2% of total revenue. Supplies expense for owned and leased inpatient facilities was $13.8 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $8.7 million in 2006, or 6.4% of revenue, compared to $8.1 million in 2005, or 6.6% of revenue. Supplies expense for our inpatient management contract division and our corporate office consists primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $4.8 million for the quarter ended March 31, 2006, or 2.0% of total revenue, compared to $2.7 million for the quarter ended March 31, 2005, or 2.0% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses were approximately $27.1 million for the quarter ended March 31, 2006, or 11.2% of total revenue, compared to $17.5 million for the quarter ended March 31, 2005, or 13.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $21.4 million in 2006, or 9.3% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $13.3 million in 2006, or 9.8% of revenue, compared to $12.1 million in 2005, or 9.9% of revenue. Other operating expenses for inpatient management contracts were $4.3 million in 2006 compared to $4.5 million in 2005. Other operating expenses at our corporate office increased to $1.4 million in 2006 from approximately $0.9 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $4.7 million for the quarter ended March 31, 2006 compared to $2.9 million for the quarter ended March 31, 2005, an increase of approximately $1.8 million. This increase in depreciation and amortization expense is primarily the result of the numerous acquisitions of inpatient facilities during 2006 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $9.2 million for the quarter ended March 31, 2006 compared to $3.5 million for the quarter ended March 31, 2005, an increase of $5.7 million. The increase in interest expense is primarily attributable to the increase in our long-term debt due to borrowings to finance the acquisition of inpatient behavioral health care facilities, primarily the facilities purchased from Ardent Health Services, LLC on July 1, 2005. At March 31, 2006, we had $486.3 million in long-term debt as compared to $154.0 million at March 31, 2005.
     Other expenses. Other expenses in 2005 consisted of $7.0 million in loss on the refinancing of our long-term debt.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $113,000 for the quarter ended March 31, 2006 and the income from discontinued operations (net of income tax effect) of approximately $141,000 for the quarter ended March 31, 2005 resulted from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice. These contracts were assumed in the Ramsay acquisition in 2003; three were terminated in 2006 and two were terminated in 2005.

Liquidity and Capital Resources
     Working capital at March 31, 2006 was $134.4 million, including cash and cash equivalents of $25.7 million, compared to working capital of $139.0 million, including cash and cash equivalents of $54.7 million, at December 31, 2005.
     Cash provided by continuing operating activities was $9.1 million for the quarter ended March 31, 2006 compared to $12.4 million for the quarter ended March 31, 2005. The $3.3 million decrease in cash flows from operating activities was primarily due to an increase in net operating assets excluding cash and cash equivalents and the effect of acquisitions of approximately $13.5 million offset by an increase in earnings before non-cash expenses of approximately $10.2 million. The increase in earnings is primarily due to the acquisitions of facilities in 2006 and 2005 and same-facility growth.
     Excluding the effect of acquisitions, accounts receivable increased $8.2 million in the first quarter of 2006 compared to an increase of $3.7 million in the first quarter of 2005, primarily due to an increase in same-facility revenue of 11.0%. Days sales outstanding were 54 at March 31, 2006, compared to 55 at December 31, 2005. Excluding the effect of acquisitions, accounts payable decreased $2.6 million in 2006 compared to an increase of $2.0 million in 2005, primarily due to the timing of weekly accounts payable payments in relation to the day of the week that the quarter ended. Excluding the effect of acquisitions, salaries and benefits payable decreased $5.3 million in 2006 compared to an increase of $1.2 million in 2005. The 2006 decrease of $5.3 million is primarily due to the payment of management bonuses earned during 2005. Excluding the effect of acquisitions, accrued liabilities and other liabilities decreased $0.7 million in 2006 compared to an increase of $5.6 million in 2005. The $0.7 million decrease in 2006 includes a $3.8 million decrease in accrued interest payable resulting primarily from the semi-annual payment of interest on our 7 3/4% Notes. The $5.6 million increase in 2005 includes an increase in accrued interest payable of $2.3 million.
     Cash used in investing activities was $43.6 million for the quarter ended March 31, 2006 compared to $7.1 million for the quarter ended March 31, 2005. Cash used in investing activities for the quarter ended March 31, 2006 was primarily the result of $38.3 million paid for acquisitions and $5.5 million paid for the purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $2.6 million and $2.9 million, respectively, for the quarter ended March 31, 2006. We define expansion capital expenditures as those which increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.1% of our net revenue for the quarter ended March 31, 2006. Cash used in investing activities for the quarter ended March 31, 2005 was primarily the result of capital expenditures of approximately $5.3 million. During 2005, our capital expenditures included typical routine capital expenditures of approximately $2.0 million, as well as expansion capital expenditures.
     Cash provided by financing activities was $4.0 million for the quarter ended March 31, 2006 compared to $25.0 million of cash used in financing activities for the quarter ended March 31, 2005. As a result of adopting SFAS No. 123R, we classified approximately $2.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as cash flow from financing activities for the three months ended March 31, 2006. Prior to adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense on stock options exercised were classified as cash flows from operations. During 2005, we repaid $50.0 million of our 10 5/8% Notes, offset by $30.0 million borrowed under our revolving line of credit to make the repayment. As a result of this repayment, we paid approximately $5.3 million in refinancing costs. We received cash from stock option exercises of approximately $1.6 million and $0.8 million during the quarters ended March 31, 2006 and 2005, respectively.
      We have a universal shelf registration statement on Form S-3 under which we may sell $47.8 million of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities, in one or more series, in amounts, at prices and on terms satisfactory to us.
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
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

     Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.4% at March 31, 2006	$200,000	$—	$—	$—	$200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.65% to 7.60%	27,276	288	631	712	25,645

	485,957	288	631	712	484,326

Lease and other obligations	43,449	8,114	11,831	6,878	16,626

Total contractual obligations	$529,406	$8,402	$12,462	$7,590	$500,952

(1)	Excludes capital lease obligations of $302,000, which are included in lease and other obligations.
     The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $223.9 million and approximately $43.2 million, respectively, as of March 31, 2006. The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $227.4 million and approximately $44.0 million, respectively, as of December 31, 2005. The carrying value of our other long-term debt, including current maturities, of $227.6 million and $223.7 million at March 31, 2006 and December 31, 2005, respectively, approximated fair value. We had $200.0 million of variable rate debt outstanding under our term loan facility as of March 31, 2006. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at March 31, 2006. At our March 31, 2006 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.1 million.
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

     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At March 31, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
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
     Share-Based Compensation
     We adopted SFAS No. 123R under the modified-prospective transition method on January 1, 2006, which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility of our stock price and the expected term of our stock options. Additionally, SFAS No. 123R requires us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Information required by this item is provided in Part I, Item 2 of this Quarterly Report on Form 10-Q under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations.”
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.6	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.7	Form of Notes (included in Exhibit 4.6).

4.8	Purchase Agreement, dated as of June 30, 2005, among Psychiatric Solutions, Inc., the Guarantors named therein, Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.9	Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.1	Psychiatric Solutions, Inc. 2006 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2006).

10.2	Psychiatric Solutions, Inc. 2006 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2006).

Exhibit
Number	Description
10.3*	Form of Restricted Stock Agreement.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson

Jack E. Polson Chief Accounting Officer

Dated: May 4, 2006