Form 10-Q
period 2006-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2006-08-03
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006
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
Large accelerated filer ☑  Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 28, 2006, 53,127,090 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$56,453	$54,699
Accounts receivable, less allowance for doubtful accounts of $17,919 and $15,355, respectively	147,123	132,288
Prepaids and other	48,146	53,473

Total current assets	251,722	240,460
Property and equipment, net of accumulated depreciation	409,284	378,163
Cost in excess of net assets acquired	548,373	526,536
Other assets	27,494	29,872

Total assets	$1,236,873	$1,175,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,108	$18,726
Salaries and benefits payable	46,131	46,872
Other accrued liabilities	37,026	34,363
Current portion of long-term debt	364	325

Total current liabilities	101,629	100,286
Long-term debt, less current portion	485,808	482,064
Deferred tax liability	42,537	32,151
Other liabilities	23,403	20,818

Total liabilities	653,377	635,319
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 53,054 and 52,430 issued and outstanding, respectively	531	524
Additional paid-in capital	511,992	495,768
Retained earnings	70,973	43,420

Total stockholders’ equity	583,496	539,712

Total liabilities and stockholders’ equity	$1,236,873	$1,175,031

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$248,404	$139,490	$490,716	$273,758

Salaries, wages and employee benefits (including share-based compensation of $2,136 and $8,390 for the three and six months ended June 30, 2006, respectively)	138,133	74,739	277,932	148,019
Professional fees	24,286	14,582	47,001	28,615
Supplies	14,417	8,655	28,431	16,917
Rentals and leases	3,296	2,391	6,643	4,661
Other operating expenses	23,948	15,736	47,669	30,891
Provision for doubtful accounts	4,592	2,657	9,358	5,313
Depreciation and amortization	4,867	3,044	9,612	5,924
Interest expense	9,270	3,310	18,478	6,815
Loss on refinancing long-term debt	—	—	—	6,990

	222,809	125,114	445,124	254,145

Income from continuing operations before income taxes	25,595	14,376	45,592	19,613
Provision for income taxes	9,726	5,607	17,325	7,649

Income from continuing operations	15,869	8,769	28,267	11,964
(Loss) income from discontinued operations, net of income tax benefit (provision) of $311, $39, $437 and $(45) for the respective three and six month periods in 2006 and 2005	(508)	(62)	(714)	71

Net income	$15,361	$8,707	$27,553	$12,035

Basic earnings per share:
Income from continuing operations	$0.30	$0.21	$0.54	$0.29
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.02)	—

Net income	$0.29	$0.21	$0.52	$0.29

Diluted earnings per share:
Income from continuing operations	$0.29	$0.21	$0.52	$0.28
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.01)	—

Net income	$0.28	$0.21	$0.51	$0.28

Shares used in computing per share amounts:
Basic	52,913	41,029	52,715	40,997
Diluted	54,070	42,457	53,981	42,402
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$27,553	$12,035
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	9,612	5,924
Share-based compensation	8,390	—
Amortization of loan costs	811	338
Loss on refinancing long-term debt	—	6,990
Loss (income) from discontinued operations, net of taxes	714	(71)
Change in income tax assets and liabilities	16,283	1,446
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,267)	(5,001)
Prepaids and other current assets	(4,999)	(2,551)
Accounts payable	(1,339)	434
Salaries and benefits payable	456	3,957
Accrued liabilities and other liabilities	2,115	3,378

Net cash provided by continuing operating activities	50,329	26,879
Net cash provided by discontinued operating activities	1,708	142

Net cash provided by operating activities	52,037	27,021

Investing activities:
Cash paid for acquisitions, net of cash acquired	(44,471)	(5,793)
Capital purchases of leasehold improvements, equipment and software	(13,123)	(10,029)
Cash paid for investments in equity method investees	—	(840)
Other assets	(317)	(883)

Net cash used in investing activities	(57,911)	(17,545)

Financing activities:
Principal payments on long-term debt	(180)	(50,427)
Net increase in revolving credit facility	—	20,000
Payment of loan and issuance costs	(40)	(487)
Refinancing of long-term debt	—	(5,316)
Excess tax benefits from share-based payment arrangements	4,248	—
Proceeds from issuance of common stock upon exercise of stock options	3,600	1,092

Net cash provided by (used in) financing activities	7,628	(35,138)

Net increase (decrease) in cash	1,754	(25,662)
Cash and cash equivalents at beginning of the period	54,699	33,451

Cash and cash equivalents at end of the period	$56,453	$7,789

Effect of Acquisitions:
Assets acquired, net of cash acquired	$54,164	$—
Cash paid for prior year acquisitions	—	5,793
Liabilities assumed	(5,730)	—
Long-term debt assumed	(3,963)	—

Cash paid for acquisitions, net of cash acquired	$44,471	$5,793

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
1. Recent Developments
On January 9, 2006, we distributed 26,214,764 new shares of common stock as a result of a 2-for-1 stock split that was effected in the form of a 100 percent stock dividend to our stockholders of record at the close of business on December 27, 2005. All shares and per share amounts for periods prior to January 9, 2006 have been adjusted to reflect the 2-for-1 stock split.
We completed the acquisitions of three inpatient behavioral health care facilities in January 2006 and one inpatient behavioral health care facility in May 2006 with an aggregate of 286 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas and Louisville, Mississippi. In July 2006, we also completed the acquisitions of two inpatient behavioral health care facilities located in Mt. Dora, Florida and Desoto, Texas with an aggregate of 160 beds.
On May 26, 2006, we entered into a Stock Purchase Agreement to purchase Alternative Behavioral Services, Inc. (“ABS”) for a cash purchase price of $250 million. ABS owns and operates nine inpatient facilities with approximately 1,050 beds. The transaction, which is subject to customary closing conditions, including regulatory approvals and the absence of a material adverse change in the business or results of operations of ABS, is expected to close in the fourth quarter of 2006. Accordingly, there can be no assurances that the transaction will close in the fourth quarter or at all.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding stock compensation expense, were approximately 3% of net revenue for the six months ended June 30, 2006. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 2, 2006.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$15,869	$8,769	$28,267	$11,964
(Loss) income from discontinued operations, net of taxes	(508)	(62)	(714)	71

Net income	$15,361	$8,707	$27,553	$12,035

Denominator:
Weighted average shares outstanding for basic earnings per share	52,913	41,029	52,715	40,997
Effects of dilutive stock options and warrants outstanding	1,157	1,428	1,266	1,405

Shares used in computing diluted earnings per common share	54,070	42,457	53,981	42,402

Basic earnings per share:
Income from continuing operations	$0.30	$0.21	$0.54	$0.29
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.02)	—

	$0.29	$0.21	$0.52	$0.29

Diluted earnings per share:
Income from continuing operations	$0.29	$0.21	$0.52	$0.28
(Loss) income from discontinued operations, net of taxes	(0.01)	—	(0.01)	—

	$0.28	$0.21	$0.51	$0.28

4. Share-Based Compensation
We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
We recognized approximately $2.1 million and $8.4 million in share-based compensation expense and approximately $0.8 million and $3.2 million of related income tax benefit for the three and six months ended June 30, 2006, respectively. Share-based compensation expense for the six months ended June 30, 2006 includes $2.2 million recorded in the quarter ended March 31, 2006 resulting from reversing the cancellation and accelerating the vesting of 89,014 stock options previously granted to our former Chief Operating Officer. Remaining share-based compensation expense was recorded as a result of adopting SFAS No. 123R. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.02 and $0.10 per share for the three and six months ended June 30, 2006, respectively. Also as a result of adopting SFAS No. 123R, we classified $4.2 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as cash flow from financing activities in our Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2006. Prior to adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income	$8,707	$12,035
Pro forma compensation expense from stock options, net of taxes	881	2,705

Pro forma net income	$7,826	$9,330

Basic earnings per share, as reported	$0.21	$0.29

Diluted earnings per share, as reported	$0.21	$0.28

Basic pro forma earnings per share	$0.19	$0.23

Diluted pro forma earnings per share	$0.18	$0.22

At our Annual Meeting of Stockholders held May 16, 2006, our stockholders approved an amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan, as amended (the “Equity Incentive Plan”) that increased shares of our common stock available for issuance under the Equity Incentive Plan by 1,250,000 shares. As a result, a maximum of 11,116,666 shares of our common stock are authorized for grant as stock options or restricted stock under the Equity Incentive Plan. Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Initial grants to employees are generally exercisable in annual increments of 25% each year, commencing one year after the date of grant. Stock options granted subsequent to an employee’s initial grant are generally exercisable in increments of 25% each year, commencing on the date of grant. Generally, the exercise prices of incentive stock options and nonqualified stock options shall not be less than 100% of the fair market value of the common shares on the trading day immediately preceding the date of grant.
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
Stock option activity during 2006 is as follows (number of options and intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	4,472	$13.01	n/a	n/a
Granted	1,932	$32.81	n/a	n/a
Canceled	(45)	$15.02	n/a	n/a
Exercised	(570)	$6.32	n/a	n/a

Outstanding at June 30, 2006	5,789	$20.01	8	$59,123

Exercisable at June 30, 2006	2,093	$14.69	8	$31,391

The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the six month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Weighted average grant-date fair value of options	$9.75	$7.50
Risk-free interest rate	5%	4%
Expected volatility	30%	33%
Expected term (in years)	4	5
Dividend yield	0%	0%

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Our estimate of expected volatility for stock options granted in 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at June 30, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $20 million with a weighted average remaining life of 3.7 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the six months ended June 30, 2006 and 2005 was $14.5 million and $1.4 million, respectively.
Prior to 2006, we had not granted any shares of restricted stock. During February and March 2006, we granted 55,000 shares of restricted stock to certain executive officers. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $33.11 per share.
5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the acquisition growth we have experienced.
We completed the acquisitions of three inpatient behavioral health care facilities in January 2006 and one inpatient behavioral health care facility in May 2006 with an aggregate of 286 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas and Louisville, Mississippi. In July 2006, we also completed the acquisitions of two inpatient behavioral health care facilities located in Mt. Dora, Florida and Desoto, Texas with an aggregate of 160 beds.
On July 1, 2005, we completed the acquisition of the capital stock of Ardent Health Services, Inc. (“Ardent Behavioral”), owner and operator of 20 inpatient psychiatric facilities with approximately 2,000 inpatient beds.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Senior credit facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.9% and 6.2% at June 30, 2006 and December 31, 2005, respectively	$200,000	$200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 and bearing fixed interest rates of 5.65% to 7.6%	27,206	23,377
Other	285	331

	486,172	482,389
Less current portion	364	325

Long-term debt	$485,808	$482,064

Senior Credit Facility
On July 1, 2005, we amended and restated our credit agreement (the “Credit Agreement”) with Bank of America, N.A. to include a $325 million senior secured term loan facility with Citicorp North America, Inc. We borrowed $325 million on the senior secured term loan facility on July 1, 2005 to finance a portion of the purchase price of Ardent Behavioral. During the quarter ended September 30, 2005, we repaid $125 million of the senior secured term loan facility with a portion of the proceeds received from the sale of 8,050,000 shares of our common stock. The remaining $200 million balance on our senior secured term loan facility is due on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2006, we had no borrowings outstanding and $149.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $375,000 for the six months ended June 30, 2006.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of June 30, 2006, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on a $150 million bridge loan, which financed a portion of the purchase price of Ardent Behavioral and to repay approximately $61.3 million of our 10 5/8% Notes. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2006. The 7 3/4% Notes will mature on July 15, 2015.
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
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). In connection with the purchase of real estate at a formerly leased inpatient facility during 2006, we assumed a mortgage loan agreement insured by HUD of approximately $4.0 million. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina; West Oaks Hospital in Houston, Texas; Riveredge Hospital near Chicago, Illinois and Canyon Ridge Hospital in Chino, California. Interest accrues on the Holly Hill, West Oaks, Riveredge and Canyon Ridge HUD loans at 5.95%, 5.85%, 5.65% and 7.6%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038 and January 2036, respectively. The carrying amount of assets held as collateral approximated $29.5 million at June 30, 2006.
7. Income Taxes
The provision for income taxes for the three and six months ended June 30, 2006 and 2005 reflects an effective tax rate of approximately 38% and 39%, respectively. The decrease in the effective tax rate is primarily due to a decrease in our overall effective state income tax rate.
Recently Issued Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. We have not completed our evaluation of the impact that adoption of FIN 48 will have on our consolidated financial statements.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated three of our contracts to manage state-owned facilities during 2006 and two of our contracts during 2005. The operations of these contracts were previously reported within our management contract segment. In the second quarter of 2006, we entered into an agreement to sell a therapeutic boarding school, previously reported within our owned and leased facilities segment. As a result, the net assets of this therapeutic boarding school were reclassified to assets held for sale at the net sales price. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$261	$4,090	$2,107	$8,552

Salaries, wages and employee benefits	183	2,976	1,586	6,065
Professional fees	—	306	83	532
Supplies	14	375	223	696
Rentals and leases	34	35	98	104
Other operating expenses	53	458	439	943
Provision for doubtful accounts	25	19	47	31
Depreciation and amortization	11	11	22	36
Interest expense	—	11	—	29
Loss on sale of discontinued operation	760	—	760	—

	1,080	4,191	3,258	8,436

(Loss) income from discontinued operations before income taxes	(819)	(101)	(1,151)	116
(Benefit from) provision for income taxes	(311)	(39)	(437)	45

(Loss) income from discontinued operations, net of taxes	$(508)	$(62)	$(714)	$71

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of June 30, 2006, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 52 owned and 7 leased inpatient facilities in 27 states. The management contracts segment provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate and Other” in the following schedule relate primarily to unallocated home office items and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

Three Months Ended June 30, 2006

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$235,654	$12,750	$—	$248,404

Adjusted EBITDA	$46,305	$2,225	$(6,662)	$41,868
Interest expense	5,112	1	4,157	9,270
Depreciation and amortization	4,414	170	283	4,867
Provision for income taxes	—	—	9,726	9,726
Inter-segment expenses	9,378	533	(9,911)	—
Share-based compensation	—	—	2,136	2,136

Income (loss) from continuing operations	$27,401	$1,521	$(13,053)	$15,869

Segment assets	$1,090,214	$29,192	$117,467	$1,236,873

Six Months Ended June 30, 2006

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$465,410	$25,306	$—	$490,716

Adjusted EBITDA	$91,071	$4,369	$(13,368)	$82,072
Interest expense	9,097	2	9,379	18,478
Depreciation and amortization	8,680	341	591	9,612
Provision for income taxes	—	—	17,325	17,325
Inter-segment expenses	18,752	1,068	(19,820)	—
Share-based compensation	—	—	8,390	8,390

Income (loss) from continuing operations	$54,542	$2,958	$(29,233)	$28,267

Segment assets	$1,090,214	$29,192	$117,467	$1,236,873

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Three Months Ended June 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$126,617	$12,873	$—	$139,490

Adjusted EBITDA	$23,242	$2,488	$(5,000)	$20,730
Interest expense	8,362	—	(5,052)	3,310
Depreciation and amortization	2,718	169	157	3,044
Provision for income taxes	825	—	4,782	5,607
Inter-segment expenses	3,844	663	(4,507)	—

Income (loss) from continuing operations	$7,493	$1,656	$(380)	$8,769

Segment assets	$418,564	$28,193	$38,274	$485,031
Six Months Ended June 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$247,950	$25,808	$—	$273,758

Adjusted EBITDA	$43,853	$4,963	$(9,474)	$39,342
Interest expense	16,661	1	(9,847)	6,815
Depreciation and amortization	5,283	340	301	5,924
Provision for income taxes	1,224	—	6,425	7,649
Inter-segment expenses	7,381	1,123	(8,504)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,990	6,990

Total other expenses	—	—	6,990	6,990

Income (loss) from continuing operations	$13,304	$3,499	$(4,839)	$11,964

Segment assets	$418,564	$28,193	$38,274	$485,031
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Condensed Consolidating Balance Sheet
As of June 30, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$44,511	$11,942	$—	$56,453
Accounts receivable, net	—	147,123	—	—	147,123
Prepaids and other	—	41,306	6,840	—	48,146

Total current assets	—	232,940	18,782	—	251,722
Property and equipment, net of accumulated depreciation	—	380,360	36,635	(7,711)	409,284
Cost in excess of net assets acquired	—	548,373	—	—	548,373
Investment in subsidiaries	433,825	—	—	(433,825)	—
Other assets	11,686	12,314	3,494	—	27,494

Total assets	$445,511	$1,173,987	$58,911	$(441,536)	$1,236,873

Current Liabilities:
Accounts payable	$—	$18,108	$—	$—	$18,108
Salaries and benefits payable	—	46,131	—	—	46,131
Other accrued liabilities	12,572	24,306	4,960	(4,812)	37,026
Current portion of long-term debt	71	—	293	—	364

Total current liabilities	12,643	88,545	5,253	(4,812)	101,629
Long-term debt, less current portion	458,895	—	26,913	—	485,808
Deferred tax liability	—	42,537	—	—	42,537
Other liabilities	2,720	9,373	11,310	—	23,403

Total liabilities	474,258	140,455	43,476	(4,812)	653,377
Stockholders’ (deficit) equity	(28,747)	1,033,532	15,435	(436,724)	583,496

Total liabilities and stockholders’ (deficit) equity	$445,511	$1,173,987	$58,911	$(441,536)	$1,236,873

Condensed Consolidating Balance Sheet
As of December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$44,114	$10,585	$—	$54,699
Accounts receivable, net	—	132,288	—	—	132,288
Prepaids and other	—	53,473	—	—	53,473

Total current assets	—	229,875	10,585	—	240,460
Property and equipment, net of accumulated depreciation	—	356,817	29,179	(7,833)	378,163
Cost in excess of net assets acquired	—	526,536	—	—	526,536
Investment in subsidiaries	444,888	—	—	(444,888)	—
Other assets	12,441	14,016	3,415	—	29,872

Total assets	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

Current Liabilities:
Accounts payable	$—	$18,726	$—	$—	$18,726
Salaries and benefits payable	—	46,872	—	—	46,872
Other accrued liabilities	12,994	21,056	313	—	34,363
Current portion of long-term debt	77	—	248	—	325

Total current liabilities	13,071	86,654	561	—	100,286
Long-term debt, less current portion	458,935	—	23,129	—	482,064
Deferred tax liability	—	32,151	—	—	32,151
Other liabilities	3,011	9,544	8,263	—	20,818

Total liabilities	475,017	128,349	31,953	—	635,319
Stockholders’ (deficit) equity	(17,688)	998,895	11,226	(452,721)	539,712

Total liabilities and stockholders’ (deficit) equity	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$248,404	$2,863	$(2,863)	$248,404
Salaries, wages and employee benefits	—	138,133	—	—	138,133
Professional fees	—	24,260	26	—	24,286
Supplies	—	14,417	—	—	14,417
Rentals and leases	—	3,296	—	—	3,296
Other operating expenses	—	23,906	1,822	(1,780)	23,948
Provision for doubtful accounts	—	4,592	—	—	4,592
Depreciation and amortization	—	4,653	275	(61)	4,867
Interest expense	8,945	—	325	—	9,270

	8,945	213,257	2,448	(1,841)	222,809

(Loss) income from continuing operations before income taxes	(8,945)	35,147	415	(1,022)	25,595
(Benefit from) provision for income taxes	(3,399)	13,125	—	—	9,726

(Loss) income from continuing operations	(5,546)	22,022	415	(1,022)	15,869
Loss from discontinued operations, net of taxes	—	(508)	—	—	(508)

Net (loss) income	$(5,546)	$21,514	$415	$(1,022)	$15,361

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$490,716	$5,684	$(5,684)	$490,716
Salaries, wages and employee benefits	—	277,932	—	—	277,932
Professional fees	—	46,927	74	—	47,001
Supplies	—	28,431	—	—	28,431
Rentals and leases	—	6,643	—	—	6,643
Other operating expenses	—	47,076	4,165	(3,572)	47,669
Provision for doubtful accounts	—	9,358	—	—	9,358
Depreciation and amortization	—	9,196	538	(122)	9,612
Interest expense	17,837	—	641	—	18,478

	17,837	425,563	5,418	(3,694)	445,124

(Loss) income from continuing operations before income taxes	(17,837)	65,153	266	(1,990)	45,592
(Benefit from) provision for income taxes	(6,778)	23,986	117	—	17,325

(Loss) income from continuing operations	(11,059)	41,167	149	(1,990)	28,267
Loss from discontinued operations, net of taxes	—	(714)	—	—	(714)

Net (loss) income	$(11,059)	$40,453	$149	$(1,990)	$27,553

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$139,490	$2,542	$(2,542)	$139,490
Salaries, wages and employee benefits	—	74,739	—	—	74,739
Professional fees	—	14,567	15	—	14,582
Supplies	—	8,655	—	—	8,655
Rentals and leases	—	2,391	—	—	2,391
Other operating expenses	—	15,052	2,488	(1,804)	15,736
Provision for doubtful accounts	—	2,657	—	—	2,657
Depreciation and amortization	—	2,859	246	(61)	3,044
Interest expense	2,975	—	335	—	3,310

	2,975	120,920	3,084	(1,865)	125,114

(Loss) income before income taxes	(2,975)	18,570	(542)	(677)	14,376
(Benefit from) provision for income taxes	(1,131)	6,738	—	—	5,607

(Loss) income from continuing operations	(1,844)	11,832	(542)	(677)	8,769
Loss from discontinued operations, net of taxes		(62)	—	—	(62)

Net (loss) income	$(1,844)	$11,770	$(542)	$(677)	$8,707

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$273,758	$4,168	$(4,168)	$273,758
Salaries, wages and employee benefits	—	148,019	—	—	148,019
Professional fees	—	28,560	55	—	28,615
Supplies	—	16,917	—	—	16,917
Rentals and leases	—	4,661	—	—	4,661
Other operating expenses	—	30,203	3,380	(2,692)	30,891
Provision for doubtful accounts	—	5,313	—	—	5,313
Depreciation and amortization	—	5,555	491	(122)	5,924
Interest expense	6,106	—	709	—	6,815
Loss on refinancing of long-term debt	6,990	—	—	—	6,990

	13,096	239,228	4,635	(2,814)	254,145

(Loss) income before income taxes	(13,096)	34,530	(467)	(1,354)	19,613
(Benefit from) provision for income taxes	(4,976)	12,625	—	—	7,649

(Loss) income from continuing operations	(8,120)	21,905	(467)	(1,354)	11,964
Income from discontinued operations, net of taxes		71	—	—	71

Net (loss) income	$(8,120)	$21,976	$(467)	$(1,354)	$12,035

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(11,059)	$40,453	$149	$(1,990)	$27,553
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	9,196	538	(122)	9,612
Share-based compensation	—	8,390	—	—	8,390
Amortization of loan costs	789	—	22	—	811
Loss from discontinued operations, net of taxes	—	714	—	—	714
Change in income tax assets and liabilities	—	16,283	—	—	16,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,267)	—	—	(9,267)
Prepaids and other current assets	—	1,841	(6,840)	—	(4,999)
Accounts payable	—	(1,339)	—	—	(1,339)
Salaries and benefits payable	—	456	—	—	456
Accrued liabilities and other liabilities	(1,047)	(4,506)	7,668	—	2,115

Net cash (used in) provided by continuing operating activities	(11,317)	62,221	1,537	(2,112)	50,329
Net cash provided by discontinued operating activities	—	1,708	—	—	1,708

Net cash (used in) provided by operating activities	(11,317)	63,929	1,537	(2,112)	52,037
Investing activities:
Cash paid for acquisitions, net of cash acquired	(44,471)	—	—	—	(44,471)
Capital purchases of leasehold improvements, equipment and software	—	(13,123)	—	—	(13,123)
Other assets	—	(511)	194	—	(317)

Net cash (used in) provided by investing activities	(44,471)	(13,634)	194	—	(57,911)
Financing activities:
Principal payments on long-term debt	(46)	—	(134)	—	(180)
Net transfers to and from members	48,026	(49,898)	(240)	2,112	—
Payment of loan and issuance costs	(40)	—	—	—	(40)
Excess tax benefits from share-based payment arrangements	4,248	—	—	—	4,248
Proceeds from issuance of common stock upon exercise of stock options	3,600	—	—	—	3,600

Net cash provided by (used in) financing activities	55,788	(49,898)	(374)	2,112	7,628

Net increase in cash	—	397	1,357	—	1,754
Cash and cash equivalents at beginning of year	—	44,114	10,585	—	54,699

Cash and cash equivalents at end of year	$—	$44,511	$11,942	$—	$56,453

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(8,120)	$21,976	$(467)	$(1,354)	$12,035
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,555	491	(122)	5,924
Amortization of loan costs	316	—	22	—	338
Loss on refinancing long-term debt	6,990	—	—	—	6,990
Loss from discontinued operations, net of taxes		(71)			(71)
Change in income tax assets and liabilities	—	1,446	—	—	1,446
Changes in operating assets and liabilities:
Accounts receivable	—	(5,001)	—	—	(5,001)
Prepaids and other current assets	—	(692)	(1,859)	—	(2,551)
Accounts payable	—	434	—	—	434
Salaries and benefits payable	—	3,957	—	—	3,957
Accrued liabilities and other liabilities	(1,855)	(210)	5,443	—	3,378

Net cash (used in) provided by continuing operating activities	(2,669)	27,394	3,630	(1,476)	26,879
Net cash provided by discontinued operating activities	—	142	—	—	142

Net cash (used in) provided by operating activities	(2,669)	27,536	3,630	(1,476)	27,021
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(5,793)	—	—	—	(5,793)
Capital purchases of property and equipment	—	(10,029)	—	—	(10,029)
Investment in equity method investee	(840)	—	—	—	(840)
Other assets	4,068	—	(4,951)	—	(883)

Net cash used in investing activities	(2,565)	(10,029)	(4,951)	—	(17,545)
Financing Activities:
Net principal payments on long-term debt	(50,311)	—	(116)	—	(50,427)
Net increase in revolving credit facility	20,000	—	—	—	20,000
Net transfers to and from members	40,256	(41,995)	263	1,476	—
Payment of loan and issuance costs	(487)	—	—	—	(487)
Refinancing of long-term debt	(5,316)	—	—	—	(5,316)
Proceeds from issuance of common stock upon exercise of stock options	1,092	—	—	—	1,092

Net cash provided by (used in) financing activities	5,234	(41,995)	147	1,476	(35,138)

Net decrease in cash	—	(24,488)	(1,174)	—	(25,662)
Cash and cash equivalents at beginning of period	—	30,988	2,463	—	33,451

Cash and cash equivalents at end of period	$—	$6,500	$1,289	$—	$7,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to integrate and improve the operations of acquired facilities; (3) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (4) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (5) risks inherent to the health care industry, including the impact of changes in regulation and exposure to claims and legal actions by patients and others; (6) reductions in reimbursement rates from federal and various state health care programs or managed care companies; (7) our ability to comply with applicable licensure and accreditation requirements; (8) our ability to retain key employees who are instrumental to our successful operations; (9) our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; (10) our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; (11) our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology; (12) our ability to obtain adequate levels of general and professional liability insurance; and (13) those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the SEC. A copy of our filings may be obtained from the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. at prescribed rates.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results within new and existing inpatient facilities and our managed inpatient behavioral health care operations. We completed the acquisitions of three inpatient behavioral health care facilities in January 2006 and one inpatient behavioral health care facility in May 2006 with an aggregate of 286 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas and Louisville, Mississippi. In July 2006, we also completed the acquisitions of two inpatient behavioral health care facilities located in Mt. Dora, Florida and Desoto, Texas with an aggregate of 160 beds. On May 26, 2006, we entered into a Stock Purchase Agreement to purchase Alternative Behavioral Services, Inc. (“ABS”) for a cash purchase price of $250 million. ABS owns and operates nine inpatient facilities with approximately 1,050 beds. The transaction, which is subject to customary closing conditions, including regulatory approvals and the absence of a material adverse change in the business or results of operations of ABS, is expected to close in the fourth quarter of 2006. Accordingly, there can be no assurances that the transaction will close in the fourth quarter or at all.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter and six months ended June 30, 2006, our same-facility revenue from owned and leased inpatient facilities increased by 8.0% and 9.6%, respectively, compared to the quarter and six months ended June 30, 2005. Same-facility revenue was driven by increases in patient days and revenue per patient day. Patient days increased 2.1% and 3.5%, respectively, during the quarter and six months ended June 30, 2006 compared to the same period last year. Revenue per patient day increased 5.9% for both the quarter and six months ended June 30, 2006 compared to the same period last year. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2005 with the results for the comparable period in 2006.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 94.8% and 90.6% of our total revenue for the six months ended June 30, 2006 and 2005, respectively.

Management Contract Revenue
     Our inpatient management contract segment provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured. Management contract revenue comprised approximately 5.2% and 9.4% of our total revenue for the six months ended June 30, 2006 and 2005, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the three months and six months ended June 30, 2006 and 2005 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$248,404	100.0%	$139,490	100.0%	$490,716	100.0%	$273,758	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $2,136 and $8,390 for the three months and six months ended June 30, 2006, respectively)	138,133	55.6%	74,739	53.6%	277,932	56.6%	148,019	54.1%
Professional fees	24,286	9.8%	14,582	10.4%	47,001	9.6%	28,615	10.4%
Supplies	14,417	5.8%	8,655	6.2%	28,431	5.8%	16,917	6.2%
Provision for doubtful accounts	4,592	1.8%	2,657	1.9%	9,358	1.9%	5,313	1.9%
Other operating expenses	27,244	11.0%	18,127	13.0%	54,312	11.1%	35,552	13.0%
Depreciation and amortization	4,867	2.0%	3,044	2.2%	9,612	1.9%	5,924	2.2%
Interest expense, net	9,270	3.7%	3,310	2.4%	18,478	3.8%	6,815	2.5%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	—	0.0%	—	0.0%	6,990	2.5%

Income from continuing operations before income taxes	25,595	10.3%	14,376	10.3%	45,592	9.3%	19,613	7.2%
Provision for income taxes	9,726	3.9%	5,607	4.0%	17,325	3.5%	7,649	2.8%

Income from continuing operations	$15,869	6.4%	$8,769	6.3%	$28,267	5.8%	$11,964	4.4%

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the quarters ended June 30, 2006 and 2005 (revenue in thousands). Same-facility statistics for the quarter ended June 30, 2006 are shown on a comparable basis with total facility statistics for the quarter ended June 30, 2005.

	Three Months Ended June 30,		%
	2006	2005	Change
Total facility results:
Revenue	$235,654	$126,617	86.1%
Number of facilities at period end	59	34	73.5%
Admissions	26,361	14,694	79.4%
Patient days	456,202	286,241	59.4%
Average length of stay	17.3	19.5	-11.3%
Revenue per patient day	$517	$442	17.0%

Same-facility results:
Revenue	$136,775	$126,617	8.0%
Number of facilities at period end	34	34	0.0%
Admissions	14,837	14,694	1.0%
Patient days	292,173	286,241	2.1%
Average length of stay	19.7	19.5	1.0%
Revenue per patient day	$468	$442	5.9%
     Revenue. Revenue from continuing operations was $248.4 million for the quarter ended June 30, 2006 compared to $139.5 million for the quarter ended June 30, 2005, an increase of $108.9 million, or 78.1%. Revenue from owned and leased inpatient facilities accounted for $235.7 million in 2006 compared to $126.6 million in 2005, an increase of $109.1 million, or 86.1%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The 2005 acquisition of Ardent Health Services, Inc. (“Ardent Behavioral”) and other acquisitions during 2006 accounted for $98.9 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and revenue per patient day of 2.1% and 5.9%, respectively. Revenue from inpatient management contracts was $12.8 million in 2006 compared to $12.9 million in 2005.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $138.1 million for the quarter ended June 30, 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), (“SFAS No. 12R”), Share Based Payment, using the modified-prospective transition method. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, as a result, recognized no share-based compensation expense for those prior periods. SWB expense for the quarter ended June 30, 2006 includes $2.1 million of share-based compensation expense. Based on our stock option and restricted stock grants outstanding at June 30, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $20 million with a weighted average remaining life of 3.7 years, with approximately $2.0 million per quarter in share-based compensation expense to be recognized for the remainder of 2006. Excluding the $2.1 million of share-based compensation expense, SWB expense was $136.0 million, or 54.7% of total revenue, in the quarter ended June 30, 2006 compared to $74.7 million, or 53.6% of total revenue, for the quarter ended June 30, 2005. SWB expense for owned and leased inpatient facilities was $127.0 million, or 53.9% of revenue, in 2006. Same-facility SWB expense for owned and leased inpatient facilities was $72.6 million, or 53.1% of revenue, in 2006 compared to $67.3 million, or 53.1% of total revenue, in 2005. SWB expense for inpatient management contracts was $4.9 million in 2006 compared to $4.6 million in 2005. SWB expense for our corporate office was $6.2 million for 2006 compared to $2.8 million for 2005, increasing primarily as a result of recording the $2.1 million of share-based compensation expense during the second quarter of 2006.
     Professional fees. Professional fees were $24.3 million for the quarter ended June 30, 2006, or 9.8% of total revenue, compared to $14.6 million for the quarter ended June 30, 2005, or 10.4% of total revenue. Professional fees for owned and leased inpatient facilities were $22.4 million in 2006, or 9.5% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $13.4 million in 2006, or 9.8% of revenue, compared to $12.9 million in 2005, or 10.2% of revenue. Professional fees for inpatient management contracts and our corporate office were $1.9 million in 2006 compared to $1.7 million in 2005.
     Supplies. Supplies expense was $14.4 million for the quarter ended June 30, 2006, or 5.8% of total revenue, compared to $8.7 million for the quarter ended June 30, 2005, or 6.2% of total revenue. Supplies expense for owned and leased inpatient facilities was $14.2 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $8.9 million in 2006, or 6.5% of revenue, compared to $8.4 million in 2005, or 6.6% of revenue. Supplies expense for our inpatient management contract division and our corporate office consists primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $4.6 million for the quarter ended June 30, 2006, or 1.8% of total revenue, compared to $2.7 million for the quarter ended June 30, 2005, or 1.9% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $27.2 million for the quarter ended June 30, 2006, or 11.0% of total revenue, compared to $18.1 million for the quarter ended June 30, 2005, or 13.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $21.2 million in 2006, or 9.0% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $13.1 million in 2006, or 9.6% of revenue, compared to $12.2 million in 2005, or 9.6% of revenue. Other operating expenses for inpatient management contracts were $4.6 million in 2006 and 2005. Other operating expenses at our corporate office increased to $1.4 million in 2006 from $1.3 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $4.9 million for the quarter ended June 30, 2006 compared to $3.0 million for the quarter ended June 30, 2005. This increase in depreciation and amortization expense is primarily the result of the acquisitions of inpatient facilities during 2006 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $9.3 million for the quarter ended June 30, 2006 compared to $3.3 million for the quarter ended June 30, 2005, an increase of $6.0 million. The increase in interest expense is primarily attributable to the increase in our long-term debt due to borrowings to finance the acquisition of inpatient behavioral health care facilities, primarily the facilities purchased from Ardent Health Services, LLC on July 1, 2005. At June 30, 2006, we had $486.2 million in long-term debt compared to $143.9 million at June 30, 2005.
     Loss from discontinued operations, net of taxes. The losses from discontinued operations (net of income tax effect) of approximately $508,000 and $62,000 for the quarters ended June 30, 2006 and 2005, respectively, resulted from the operating losses of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the pending sale of a therapeutic boarding school. The contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the Ramsay acquisition in 2003; three were terminated in 2006 and two were terminated in 2005.
Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the six months ended June 30, 2006 and 2005 (revenue in thousands). Same-facility statistics for the six months ended June 30, 2006 are shown on a comparable basis with total facility statistics for the six months ended June 30, 2005.

	Six Months Ended June 30,		%
	2006	2005	Change
Total facility results:
Revenue	$465,410	$247,950	87.7%
Number of facilities at period end	59	34	73.5%
Admissions	53,298	29,513	80.6%
Patient days	902,256	561,324	60.7%
Average length of stay	16.9	19.0	-11.1%
Revenue per patient day	$516	$442	16.7%

Same-facility results:
Revenue	$271,713	$247,950	9.6%
Number of facilities at period end	34	34	0.0%
Admissions	30,077	29,513	1.9%
Patient days	580,720	561,324	3.5%
Average length of stay	19.3	19.0	1.6%
Revenue per patient day	$468	$442	5.9%
     Revenue. Revenue from continuing operations was $490.7 million for the six months ended June 30, 2006 compared to $273.8 million for the six months ended June 30, 2005, an increase of $216.9 million, or 79.2%. Revenue from owned and leased inpatient facilities accounted for $465.4 million in 2006 compared to $248.0 million in 2005, an increase of $217.4 million, or 87.7%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The 2005 acquisition of Ardent Behavioral and other acquisitions during 2006 accounted for $193.7 million of this increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and revenue per patient day of 3.5% and 5.9%, respectively. Revenue from inpatient management contracts was $25.3 million in 2006 compared to $25.8 million in 2005.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $277.9 million for the six months ended June 30, 2006. SWB expense for the six months ended June 30, 2006 includes $8.4 million of share-based compensation expense. The $8.4 million of share-based compensation expense includes $3.7 million related to the 25% portion of 2006 grants which vested on the date of grant and $2.2 million related to options modified in the settlement of an employment contract with a former executive officer of the company. Excluding the $8.4 million of share-based compensation expense, SWB expense was $269.5 million, or 54.9% of total revenue, in the six months ended June 30, 2006 compared to $148.0 million, or 54.1% of total revenue, for the six months ended June 30, 2005. SWB expense for owned and leased inpatient facilities was $251.3 million, or 54.0% of revenue, in 2006. Same-facility SWB expense for owned and leased inpatient facilities was $144.1 million, or 53.0% of revenue, in 2006 compared to $133.0 million, or 53.6% of revenue, in 2005. SWB expense for inpatient management contracts was $9.9 million in 2006 compared to $9.4 million in 2005. SWB expense for our corporate office was $16.7 million for 2006 compared to $5.6 million for 2005, increasing primarily as a result of recording the $8.4 million of share-based compensation expense during 2006.
     Professional fees. Professional fees were $47.0 million for the six months ended June 30, 2006, or 9.6% of total revenue, compared to $28.6 million for the six months ended June 30, 2005, or 10.4% of total revenue. Professional fees for owned and leased inpatient facilities were $43.3 million in 2006, or 9.3% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $25.4 million in 2006, or 9.4% of revenue, compared to $25.2 million in 2005, or 10.1% of revenue. This decrease in professional fees as a percent of revenue is primarily the result of reducing our utilization of contracted services. Professional fees for inpatient management contracts and for our corporate office were $3.7 million in 2006 compared to $3.5 million in 2005.
     Supplies. Supplies expense was $28.4 million for the six months ended June 30, 2006, or 5.8% of total revenue, compared to $16.9 million for the six months ended June 30, 2005, or 6.2% of total revenue. Supplies expense for owned and leased inpatient facilities was $27.9 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $17.6 million in 2006, or 6.5% of revenue, compared to $16.4 million in 2005, or 6.6% of revenue. Supplies expense for our inpatient management contract division and our corporate office consists primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $9.4 million for the six months ended June 30, 2006, or 1.9% of total revenue, compared to $5.3 million for the six months ended June 30, 2005, or 1.9% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses were approximately $54.3 million for the six months ended June 30, 2006, or 11.1% of total revenue, compared to $35.6 million for the six months ended June 30, 2005, or 13.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $42.5 million in 2006, or 9.1% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $26.3 million in 2006, or 9.7% of revenue, compared to $24.2 million in 2005, or 9.8% of revenue. Other operating expenses for inpatient management contracts were $9.0 million in 2006 compared to $9.2 million in 2005. Other operating expenses at our corporate office increased to $2.9 million in 2006 from approximately $2.2 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $9.6 million for the six months ended June 30, 2006 compared to $5.9 million for the six months ended June 30, 2005. This increase in depreciation and amortization expense is primarily the result of the acquisitions of inpatient facilities during 2006 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $18.5 million for the six months ended June 30, 2006 compared to $6.8 million for the six months ended June 30, 2005, an increase of $11.7 million. The increase in interest expense is primarily attributable to the increase in our long-term debt due to borrowings to finance the acquisition of inpatient behavioral health care facilities, primarily the facilities purchased from Ardent Health Services, LLC on July 1, 2005. At June 30, 2006, we had $486.2 million in long-term debt as compared to $143.9 million at June 30, 2005.
     Other expenses. Other expenses in 2005 consisted of $7.0 million in loss on the refinancing of our long-term debt.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $714,000 for the six months ended June 30, 2006 and the income from discontinued operations (net of income tax effect) of approximately $71,000 for the six months ended June 30, 2005 resulted from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the pending sale of a therapeutic boarding school. The contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the Ramsay acquisition in 2003; three were terminated in 2006 and two were terminated in 2005.
Liquidity and Capital Resources
     Working capital at June 30, 2006 was $150.1 million, including cash and cash equivalents of $56.5 million, compared to working capital of $140.2 million, including cash and cash equivalents of $54.7 million, at December 31, 2005.
     Cash provided by continuing operating activities was $50.3 million for the six months ended June 30, 2006 compared to $26.9 million for the six months ended June 30, 2005. This $23.4 million increase in cash flows from continuing operating activities was primarily due to cash flows from facilities acquired in 2006 and 2005 and an increase in net income tax liabilities of $16.3 million for the six months ended June 30, 2006. Income tax payments during the six months ended June 30, 2006 were reduced by our utilization of net operating loss carryforwards and tax deductions generated by stock option exercises. We expect our remaining net operating loss carryforwards to be substantially utilized in the second half of 2006 and as a result, quarterly income tax payments will increase in the fourth quarter of 2006.
     Cash used in investing activities was $57.9 million for the six months ended June 30, 2006 compared to $17.5 million for the six months ended June 30, 2005. Cash used in investing activities for the six months ended June 30, 2006 was primarily the result of $44.5 million paid for acquisitions and $13.1 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $7.0 million and $6.1 million, respectively, for the six months ended June 30, 2006. We define expansion capital expenditures as those which increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.4% of our net revenue for the six months ended June 30, 2006. Cash used in investing activities for the six months ended June 30, 2005 was primarily the result of capital expenditures of approximately $10.0 million and cash payments paid for prior year acquisitions of $5.8 million.
     Cash provided by financing activities was $7.6 million for the six months ended June 30, 2006 compared to $35.1 million of cash used in financing activities for the six months ended June 30, 2005. As a result of adopting SFAS No. 123R, we classified $4.2 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as cash flow from financing activities for the six months ended June 30, 2006. Prior to adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense on stock options exercised were classified as cash flows from operations. During 2005, we repaid $50.0 million of our 10 5/8% Notes, offset by $20.0 million in net borrowings under our revolving line of credit. As a result of this repayment, we paid $5.3 million in refinancing costs. We received cash from stock option exercises of $3.6 million and $1.1 million during the six months ended June 30, 2006 and 2005, respectively.

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
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, including the acquisition of ABS, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 6.9% at June 30, 2006	$200,000	$—	$—	$—	$200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.65% to 7.60%	27,206	293	641	722	25,550

	485,887	293	641	722	484,231

Lease and other obligations	44,867	8,339	13,220	6,977	16,331

Total contractual obligations	$530,754	$8,632	$13,861	$7,699	$500,562

(1)	Excludes capital lease obligations of $285,000, which are included in lease and other obligations.
     The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $215.3 million and approximately $42.2 million, respectively, as of June 30, 2006. The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $227.4 million and approximately $44.0 million, respectively, as of December 31, 2005. The carrying value of our other long-term debt, including current maturities, of $227.2 million and $223.7 million at June 30, 2006 and December 31, 2005, respectively, approximated fair value. We had $200.0 million of variable rate debt outstanding under our term loan facility as of June 30, 2006. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at June 30, 2006. At our June 30, 2006 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.1 million.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in the financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At June 30, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
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
     Share-Based Compensation
     We adopted SFAS No. 123R under the modified-prospective transition method on January 1, 2006, which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility or our stock price and the expected term of our stock options. Additionally, SFAS No. 123R requires us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 16, 2006, we held our annual meeting of shareholders. The following matters were submitted to a vote of shareholders:
(1)	The stockholders elected Christopher Grant, Jr. and David M. Dill as Class I directors of the Company. The votes were as follows:

Christopher Grant, Jr.
Votes cast for	42,083,786
Votes withheld	3,288,600

David M. Dill
Votes cast for	43,578,441
Votes withheld	1,793,945
(2)	The stockholders approved the Psychiatric Solutions, Inc. Executive Performance Incentive Plan. The votes were as follows:

Votes cast for	42,548,546
Votes cast against	2,704,150
Abstentions	119,688
(3)	The stockholders approved an amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan. The votes were as follows:

Votes cast for	27,019,008
Votes cast against	10,700,490
Abstentions	66,130
Broker non-votes	7,586,758
(4)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The votes were as follows:

Votes cast for	45,290,605
Votes cast against	67,996
Abstentions	13,784

Item 6. Exhibits

Exhibit
Number	Description
2.1*	Stock Purchase Agreement, dated May 26, 2006, by and between FHC Health Systems, Inc. and Psychiatric Solutions, Inc.

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.6	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.7	Form of Notes (included in Exhibit 4.6).

4.8	Purchase Agreement, dated as of June 30, 2005, among Psychiatric Solutions, Inc., the Guarantors named therein, Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.9	Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.1	Psychiatric Solutions, Inc. Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 21, 2006).

Exhibit
Number	Description
10.2	Third Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed April 21, 2006).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson

Jack E. Polson
Chief Accounting Officer

Dated: August 2, 2006