Form 10-Q
period 2006-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2006-11-08
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006 or

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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 2, 2006, 53,260,035 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,465	$54,699
Accounts receivable, less allowance for doubtful accounts of $16,456 and $15,355, respectively	157,264	132,288
Prepaids and other	41,932	53,473

Total current assets	209,661	240,460
Property and equipment, net of accumulated depreciation	476,942	378,163
Cost in excess of net assets acquired	603,944	526,536
Other assets	27,401	29,872

Total assets	$1,317,948	$1,175,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,144	$18,726
Salaries and benefits payable	52,516	46,872
Other accrued liabilities	43,488	34,363
Current portion of long-term debt	568	325

Total current liabilities	115,716	100,286
Long-term debt, less current portion	537,878	482,064
Deferred tax liability	37,082	32,151
Other liabilities	23,065	20,818

Total liabilities	713,741	635,319
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 53,247 and 52,430 issued and outstanding, respectively	532	524
Additional paid-in capital	517,178	495,768
Retained earnings	86,497	43,420

Total stockholders’ equity	604,207	539,712

Total liabilities and stockholders’ equity	$1,317,948	$1,175,031

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$254,814	$220,458	$745,530	$494,216

Salaries, wages and employee benefits (including share- based compensation of $2,059 and $10,449 for the three and nine months ended September 30, 2006, respectively)	144,715	121,583	422,647	269,602
Professional fees	24,209	22,511	71,210	51,126
Supplies	14,577	13,220	43,008	30,137
Rentals and leases	3,280	3,381	9,923	8,042
Other operating expenses	23,214	22,348	70,883	53,239
Provision for doubtful accounts	4,413	4,954	13,771	10,267
Depreciation and amortization	5,234	4,355	14,846	10,279
Interest expense	10,059	11,377	28,537	18,192
Loss on refinancing long-term debt	—	14,881	—	21,871

	229,701	218,610	674,825	472,755

Income from continuing operations before income taxes	25,113	1,848	70,705	21,461
Provision for income taxes	9,543	721	26,868	8,370

Income from continuing operations	15,570	1,127	43,837	13,091
(Loss) income from discontinued operations, net of income tax benefit (provision) of $28, $(33), $465 and $(78) for the respective three and nine month periods in 2006 and 2005	(46)	52	(760)	123

Net income	$15,524	$1,179	$43,077	$13,214

Basic earnings per share:
Income from continuing operations	$0.29	$0.03	$0.83	$0.31
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.29	$0.03	$0.82	$0.31

Diluted earnings per share:
Income from continuing operations	$0.29	$0.03	$0.81	$0.30
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.29	$0.03	$0.80	$0.30

Shares used in computing per share amounts:
Basic	53,114	44,820	52,849	42,285
Diluted	54,266	46,405	54,077	43,750
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$43,077	$13,214
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	14,846	10,279
Share-based compensation	10,449	—
Amortization of loan costs	1,225	818
Loss on refinancing long-term debt	—	21,871
Loss (income) from discontinued operations, net of taxes	760	(123)
Change in income tax assets and liabilities	24,270	1,715
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,621)	(9,801)
Prepaids and other current assets	(7,182)	(3,868)
Accounts payable	(1,943)	2,102
Salaries and benefits payable	4,878	1,715
Accrued liabilities and other liabilities	1,401	13,328

Net cash provided by continuing operating activities	79,160	51,250
Net cash provided by (used in) discontinued operating activities	1,664	(73)

Net cash provided by operating activities	80,824	51,177

Investing activities:
Cash paid for acquisitions, net of cash acquired	(167,065)	(514,732)
Capital purchases of leasehold improvements, equipment and software	(20,880)	(14,285)
Cash paid for investments in equity method investees	—	(1,340)
Other assets	35	1,013

Net cash used in investing activities	(187,910)	(529,344)

Financing activities:
Issuances of long-term debt	—	545,000
Principal payments on long-term debt	(274)	(236,735)
Net increase in revolving credit facility	52,000	—
Payment of loan and issuance costs	(101)	(13,294)
Refinancing of long-term debt	—	(15,398)
Excess tax benefits from share-based payment arrangements	5,771	—
Proceeds from secondary offering of common stock, net of issuance costs	—	192,637
Proceeds from issuance of common stock upon exercise of stock options	5,456	2,615

Net cash provided by financing activities	62,852	474,825

Net decrease in cash	(44,234)	(3,342)
Cash and cash equivalents at beginning of the period	54,699	33,451

Cash and cash equivalents at end of the period	$10,465	$30,109

Effect of Acquisitions:
Assets acquired, net of cash acquired	$182,056	$623,000
Cash paid for prior year acquisitions	—	5,793
Liabilities assumed	(10,745)	(49,296)
Issuance of common stock used in acquisitions	—	(64,765)
Long-term debt assumed	(4,246)	—

Cash paid for acquisitions, net of cash acquired	$167,065	$514,732

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
1. Recent Developments
On January 9, 2006, we distributed 26,214,764 new shares of common stock as a result of a 2-for-1 stock split that was effected in the form of a 100 percent stock dividend to our stockholders of record at the close of business on December 27, 2005. All shares and per share amounts for periods prior to January 9, 2006 have been adjusted to reflect the 2-for-1 stock split.
During 2006, we completed the acquisitions of three inpatient facilities in January, one inpatient facility in May, two inpatient facilities in July and three inpatient facilities in September with an aggregate of 730 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas; Louisville, Mississippi; Mt. Dora, Florida; Desoto, Texas; Orlando, Florida; Tequesta, Florida; and Clearwater, Florida.
On October 30, 2006, we announced that we entered into an amended and restated Stock Purchase Agreement to purchase the capital stock of Alternative Behavioral Services, Inc. (“ABS”) for a cash purchase price of $210 million. ABS owns and operates nine inpatient facilities with approximately 1,050 beds. Consummation of the transaction is expected to occur on December 1, 2006, subject to customary closing conditions.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding stock compensation expense, were approximately 3% of net revenue for the nine months ended September 30, 2006. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 2, 2006.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$15,570	$1,127	$43,837	$13,091
(Loss) income from discontinued operations, net of taxes	(46)	52	(760)	123

Net income	$15,524	$1,179	$43,077	$13,214

Denominator:
Weighted average shares outstanding for basic earnings per share	53,114	44,820	52,849	42,285
Effects of dilutive stock options and warrants outstanding	1,152	1,585	1,228	1,465

Shares used in computing diluted earnings per common share	54,266	46,405	54,077	43,750

Basic earnings per share:
Income from continuing operations	$0.29	$0.03	$0.83	$0.31
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	—

	$0.29	$0.03	$0.82	$0.31

Diluted earnings per share:
Income from continuing operations	$0.29	$0.03	$0.81	$0.30
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	—

	$0.29	$0.03	$0.80	$0.30

4. Share-Based Compensation
We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted on or after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
We recognized approximately $2.1 million and $10.4 million in share-based compensation expense and approximately $0.8 million and $4.0 million of related income tax benefit for the three and nine months ended September 30, 2006, respectively. Share-based compensation expense for the nine months ended September 30, 2006 includes $2.2 million recorded in the quarter ended March 31, 2006 resulting from reversing the cancellation and accelerating the vesting of 89,014 stock options previously granted to our former Chief Operating Officer. Remaining share-based compensation expense was recorded as a result of adopting SFAS No. 123R. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.02 and $0.12 per share for the three and nine months ended September 30, 2006, respectively. Also as a result of adopting SFAS No. 123R, we classified $5.8 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as a cash flow from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. Prior to the adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income	$1,179	$13,214
Pro forma compensation expense from stock options, net of taxes	979	3,684

Pro forma net income	$200	$9,530

Basic earnings per share, as reported	$0.03	$0.31

Diluted earnings per share, as reported	$0.03	$0.30

Basic pro forma earnings per share	$—	$0.23

Diluted pro forma earnings per share	$—	$0.22

At our Annual Meeting of Stockholders held May 16, 2006, our stockholders approved an amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan, as amended (the “Equity Incentive Plan”), that increased shares of our common stock available for issuance under the Equity Incentive Plan by 1,250,000 shares. As a result, a maximum of 11,116,666 shares of our common stock are authorized for grant as stock options or restricted stock under the Equity Incentive Plan. Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Initial grants to employees are generally exercisable in annual increments of 25% each year, commencing one year after the date of grant. Stock options granted subsequent to an employee’s initial grant are generally exercisable in increments of 25% on the date of grant and 25% on the succeeding three anniversaries of the grant date. Generally, the exercise prices of incentive stock options and nonqualified stock options are not less than 100% of the fair market value of the common shares on the trading day immediately preceding the date of grant.
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
Stock option activity during 2006 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	4,472	$13.01	n/a	n/a
Granted	2,104	$32.74	n/a	n/a
Canceled	(86)	$15.41	n/a	n/a
Exercised	(763)	$7.15	n/a	n/a

Outstanding at September 30, 2006	5,727	$20.74	8.3	$76,471

Exercisable at September 30, 2006	2,215	$14.79	7.5	$42,747

The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the nine month periods ended September 30, 2006 and 2005:

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

	Nine Months Ended September 30,
	2006	2005
Weighted average grant-date fair value of options	$9.93	$7.73
Risk-free interest rate	5%	4%
Expected volatility	31%	33%
Expected term (in years)	4	5
Dividend yield	0%	0%
Our estimate of expected volatility for stock options granted in 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at September 30, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $19.5 million with a weighted average remaining life of 2.8 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the nine months ended September 30, 2006 and 2005 was $18.8 million and $3.4 million, respectively.
Prior to 2006, we had not granted any shares of restricted stock. During February and March 2006, we granted 55,000 shares of restricted stock to certain executive officers. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $33.11 per share.
5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the numerous acquisitions we have consummated.
During 2006, we completed the acquisitions of three inpatient facilities in January, one inpatient facility in May, two inpatient facilities in July and three inpatient facilities in September with an aggregate of 730 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas; Louisville, Mississippi; Mt. Dora, Florida; Desoto, Texas; Orlando, Florida; Tequesta, Florida; and Clearwater, Florida.
On July 1, 2005, we completed the acquisition of the capital stock of Ardent Health Services, Inc. (“Ardent Behavioral”), owner and operator of 20 inpatient psychiatric facilities with approximately 2,000 inpatient beds.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.8% at September 30, 2006	$52,000	$—
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.2% and 6.2% at September 30, 2006 and December 31, 2005, respectively	200,000	200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 and bearing fixed interest rates of 5.65% to 7.6%	27,134	23,377
Other	631	331

	538,446	482,389
Less current portion	568	325

Long-term debt	$537,878	$482,064

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
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
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $2.5 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2006, we had $52.0 million outstanding and $97.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $150 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.5% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $0.5 million for the nine months ended September 30, 2006.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of September 30, 2006, we were in compliance with all debt covenant requirements. In the event that we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”), which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on a $150 million bridge loan, which financed a portion of the purchase price of Ardent Behavioral, and to repay approximately $61.3 million of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes will mature on July 15, 2015.
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
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). In connection with the purchase of real estate at a formerly leased inpatient facility during 2006, we assumed a mortgage loan agreement insured by HUD of approximately $4.0 million. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina; West Oaks Hospital in Houston, Texas; Riveredge Hospital near Chicago, Illinois; and Canyon Ridge Hospital in Chino, California. Interest accrues on the Holly Hill, West Oaks, Riveredge and Canyon Ridge HUD loans at 5.95%, 5.85%, 5.65% and 7.6%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038 and January 2036, respectively. The carrying amount of assets held as collateral approximated $29.5 million at September 30, 2006.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
7. Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2006 and 2005 reflects an effective tax rate of approximately 38% and 39%, respectively. The decrease in the effective tax rate is primarily due to a decrease in our overall effective state income tax rate.
Recently Issued Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. We have not completed our evaluation of the impact that the adoption of FIN 48 will have on our consolidated financial statements.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated three of our contracts to manage state-owned inpatient facilities during 2006 and two of our contracts during 2005. The operations of these contracts were previously reported within our management contracts segment. In 2006, we sold a therapeutic boarding school, previously reported within our owned and leased facilities segment. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$—	$3,317	$2,086	$11,869

Salaries, wages and employee benefits	3	2,286	1,589	8,351
Professional fees	15	140	109	672
Supplies	3	330	226	1,026
Rentals and leases	2	84	100	188
Other operating expenses	—	341	428	1,284
Provision for doubtful accounts	51	8	77	39
Depreciation and amortization	—	28	22	64
Interest expense	—	15	—	44
Loss on sale of discontinued operation	—	—	760	—

	74	3,232	3,311	11,668

(Loss) income from discontinued operations before income taxes	(74)	85	(1,225)	201
(Benefit from) provision for income taxes	(28)	33	(465)	78

(Loss) income from discontinued operations, net of taxes	$(46)	$52	$(760)	$123

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate two reportable segments: (1) owned and leased facilities and (2) management contracts. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of September 30, 2006, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 57 owned and 7 leased inpatient facilities in 27 states. The management contracts segment provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate and Other” in the

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
following schedule relate primarily to unallocated home office items and discontinued operations.
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
Three Months Ended September 30, 2006

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$241,868	$12,946	$—	$254,814

Adjusted EBITDA	$48,048	$2,277	$(7,860)	$42,465
Interest expense	1,217	1	8,841	10,059
Depreciation and amortization	4,749	173	312	5,234
Provision for income taxes	—	—	9,543	9,543
Inter-segment expenses	9,490	506	(9,996)	—
Share-based compensation	—	—	2,059	2,059

Income (loss) from continuing operations	$32,592	$1,597	$(18,619)	$15,570

Segment assets	$1,221,368	$29,481	$67,099	$1,317,948
Nine Months Ended September 30, 2006

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$707,278	$38,252	$—	$745,530

Adjusted EBITDA	$139,118	$6,647	$(21,228)	$124,537
Interest expense	10,315	2	18,220	28,537
Depreciation and amortization	13,428	514	904	14,846
Provision for income taxes	—	—	26,868	26,868
Inter-segment expenses	28,242	1,575	(29,817)	—
Share-based compensation	—	—	10,449	10,449

Income (loss) from continuing operations	$87,133	$4,556	$(47,852)	$43,837

Segment assets	$1,221,368	$29,481	$67,099	$1,317,948

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Three Months Ended September 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$207,306	$13,152	$—	$220,458

Adjusted EBITDA	$36,113	$2,602	$(6,254)	$32,461
Interest expense	8,281	1	3,095	11,377
Depreciation and amortization	3,989	168	198	4,355
Provision for income taxes	131	—	590	721
Inter-segment expenses	5,556	1,096	(6,652)	—
Other expenses:
Loss on refinancing long-term debt	—	—	14,881	14,881

Total other expenses	—	—	14,881	14,881

Income (loss) from continuing operations	$18,156	$1,337	$(18,366)	$1,127

Segment assets	$1,016,660	$29,082	$96,519	$1,142,261
Nine Months Ended September 30, 2005

	Owned and
	Leased	Management	Corporate
	Facilities	Contracts	and Other	Consolidated
Revenue	$455,255	$38,961	$—	$494,216

Adjusted EBITDA	$79,966	$7,566	$(15,729)	$71,803
Interest expense	24,942	2	(6,752)	18,192
Depreciation and amortization	9,272	509	498	10,279
Provision for income taxes	1,355	—	7,015	8,370
Inter-segment expenses	12,937	2,219	(15,156)	—
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	21,871

Total other expenses	—	—	21,871	21,871

Income (loss) from continuing operations	$31,460	$4,836	$(23,205)	$13,091

Segment assets	$1,016,660	$29,082	$96,519	$1,142,261
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Condensed Consolidating Balance Sheet
As of September 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$(3,359)	$13,824	$—	$10,465
Accounts receivable, net	—	157,264	—	—	157,264
Prepaids and other	—	36,076	5,856	—	41,932

Total current assets	—	189,981	19,680	—	209,661
Property and equipment, net of accumulated depreciation	—	448,232	36,360	(7,650)	476,942
Cost in excess of net assets acquired	—	603,944	—	—	603,944
Investment in subsidiaries	475,690	—	—	(475,690)	—
Other assets	11,320	12,604	3,477	—	27,401

Total assets	$487,010	$1,254,761	$59,517	$(483,340)	$1,317,948

Current Liabilities:
Accounts payable	$—	$19,144	$—	$—	$19,144
Salaries and benefits payable	—	52,516	—	—	52,516
Other accrued liabilities	9,819	33,521	3,626	(3,478)	43,488
Current portion of long-term debt	271	—	297	—	568

Total current liabilities	10,090	105,181	3,923	(3,478)	115,716
Long-term debt, less current portion	511,041	—	26,837	—	537,878
Deferred tax liability	—	37,082	—	—	37,082
Other liabilities	685	9,369	13,011	—	23,065

Total liabilities	521,816	151,632	43,771	(3,478)	713,741
Stockholders’ (deficit) equity	(34,806)	1,103,129	15,746	(479,862)	604,207

Total liabilities and stockholders’ (deficit) equity	$487,010	$1,254,761	$59,517	$(483,340)	$1,317,948

Condensed Consolidating Balance Sheet
As of December 31, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$44,114	$10,585	$—	$54,699
Accounts receivable, net	—	132,288	—	—	132,288
Prepaids and other	—	53,473	—	—	53,473

Total current assets	—	229,875	10,585	—	240,460
Property and equipment, net of accumulated depreciation	—	356,817	29,179	(7,833)	378,163
Cost in excess of net assets acquired	—	526,536	—	—	526,536
Investment in subsidiaries	444,888	—	—	(444,888)	—
Other assets	12,441	14,016	3,415	—	29,872

Total assets	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

Current Liabilities:
Accounts payable	$—	$18,726	$—	$—	$18,726
Salaries and benefits payable	—	46,872	—	—	46,872
Other accrued liabilities	12,994	21,056	313	—	34,363
Current portion of long-term debt	77	—	248	—	325

Total current liabilities	13,071	86,654	561	—	100,286
Long-term debt, less current portion	458,935	—	23,129	—	482,064
Deferred tax liability	—	32,151	—	—	32,151
Other liabilities	3,011	9,544	8,263	—	20,818

Total liabilities	475,017	128,349	31,953	—	635,319
Stockholders’ (deficit) equity	(17,688)	998,895	11,226	(452,721)	539,712

Total liabilities and stockholders’ (deficit) equity	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$254,814	$2,863	$(2,863)	$254,814
Salaries, wages and employee benefits	—	144,715	—	—	144,715
Professional fees	—	24,195	14	—	24,209
Supplies	—	14,576	1	—	14,577
Rentals and leases	—	3,280	—	—	3,280
Other operating expenses	—	23,005	1,976	(1,767)	23,214
Provision for doubtful accounts	—	4,413	—	—	4,413
Depreciation and amortization	—	5,020	275	(61)	5,234
Interest expense	9,773	—	286	—	10,059

	9,773	219,204	2,552	(1,828)	229,701

(Loss) income from continuing operations before income taxes	(9,773)	35,610	311	(1,035)	25,113
(Benefit from) provision for income taxes	(3,714)	13,257	—	—	9,543

(Loss) income from continuing operations	(6,059)	22,353	311	(1,035)	15,570
Loss from discontinued operations, net of taxes	—	(46)	—	—	(46)

Net (loss) income	$(6,059)	$22,307	$311	$(1,035)	$15,524

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$745,530	$8,547	$(8,547)	$745,530
Salaries, wages and employee benefits	—	422,647	—	—	422,647
Professional fees	—	71,122	88	—	71,210
Supplies	—	43,007	1	—	43,008
Rentals and leases	—	9,923	—	—	9,923
Other operating expenses	—	70,081	6,141	(5,339)	70,883
Provision for doubtful accounts	—	13,771	—	—	13,771
Depreciation and amortization	—	14,215	813	(182)	14,846
Interest expense	27,610	—	927	—	28,537

	27,610	644,766	7,970	(5,521)	674,825

(Loss) income from continuing operations before income taxes	(27,610)	100,764	577	(3,026)	70,705
(Benefit from) provision for income taxes	(10,492)	37,243	117	—	26,868

(Loss) income from continuing operations	(17,118)	63,521	460	(3,026)	43,837
Loss from discontinued operations, net of taxes	—	(760)	—	—	(760)

Net (loss) income	$(17,118)	$62,761	$460	$(3,026)	$43,077

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$220,458	$3,663	$(3,663)	$220,458
Salaries, wages and employee benefits	—	121,583	—	—	121,583
Professional fees	—	22,118	393	—	22,511
Supplies	—	13,220	—	—	13,220
Rentals and leases	—	3,381	—	—	3,381
Other operating expenses	—	22,246	2,566	(2,464)	22,348
Provision for doubtful accounts	—	4,954	—	—	4,954
Depreciation and amortization	—	4,171	245	(61)	4,355
Interest expense	11,141	—	236	—	11,377
Loss on refinancing long-term debt	14,881	—	—	—	14,881

	26,022	191,673	3,440	(2,525)	218,610
(Loss) income from continuing operations before income taxes	(26,022)	28,785	223	(1,138)	1,848
(Benefit from) provision for income taxes	(10,149)	10,870	—	—	721

(Loss) income from continuing operations	(15,873)	17,915	223	(1,138)	1,127
(Loss) income from discontinued operations, net of taxes	—	52	—	—	52

Net income	$(15,873)	$17,967	$223	$(1,138)	$1,179

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$494,216	$7,831	$(7,831)	$494,216
Salaries, wages and employee benefits	—	269,602		—	269,602
Professional fees	—	50,678	448	—	51,126
Supplies	—	30,137	—	—	30,137
Rentals and leases	—	8,042	—	—	8,042
Other operating expenses	—	52,449	5,945	(5,155)	53,239
Provision for doubtful accounts	—	10,267	—	—	10,267
Depreciation and amortization	—	9,725	736	(182)	10,279
Interest expense	17,247	—	945	—	18,192
Loss on refinancing of long-term debt	21,871	—	—	—	21,871

	39,118	430,900	8,074	(5,337)	472,755
(Loss) income from continuing operations before income taxes	(39,118)	63,316	(243)	(2,494)	21,461
(Benefit from) provision for income taxes	(15,256)	23,626	—	—	8,370

(Loss) income from continuing operations	(23,862)	39,690	(243)	(2,494)	13,091
(Loss) income from discontinued operations, net of taxes	—	123	—	—	123

Net income	$(23,862)	$39,813	$(243)	$(2,494)	$13,214

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(17,118)	$62,761	$460	$(3,026)	$43,077
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14,215	813	(182)	14,846
Share-based compensation	—	10,449	—	—	10,449
Amortization of loan costs	1,192	(1)	34	—	1,225
Loss from discontinued operations, net of taxes	—	760	—	—	760
Change in income tax assets and liabilities	—	24,270	—	—	24,270
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(12,621)	—	—	(12,621)
Prepaids and other current assets	—	(1,326)	(5,856)	—	(7,182)
Accounts payable	—	(1,943)	—	—	(1,943)
Salaries and benefits payable	—	4,878	—	—	4,878
Accrued liabilities and other liabilities	(3,447)	(3,187)	8,035	—	1,401

Net cash (used in) provided by continuing operating activities	(19,373)	98,255	3,486	(3,208)	79,160
Net cash provided by discontinued operating activities	—	1,664	—	—	1,664

Net cash (used in) provided by operating activities	(19,373)	99,919	3,486	(3,208)	80,824
Investing activities:
Cash paid for acquisitions, net of cash acquired	(167,065)	—	—	—	(167,065)
Capital purchases of leasehold improvements, equipment and software	—	(20,880)	—	—	(20,880)
Other assets	—	(176)	211	—	35

Net cash (used in) provided by investing activities	(167,065)	(21,056)	211	—	(187,910)
Financing activities:
Principal payments on long-term debt	(68)	—	(206)	—	(274)
Net increase in revolving credit facility	52,000	—	—	—	52,000
Net transfers to and from members	123,380	(126,336)	(252)	3,208	—
Payment of loan and issuance costs	(101)	—	—	—	(101)
Excess tax benefits from share-based payment arrangements	5,771	—	—	—	5,771
Proceeds from issuance of common stock upon exercise of stock options	5,456	—	—	—	5,456

Net cash provided by (used in) financing activities	186,438	(126,336)	(458)	3,208	62,852

Net increase in cash	—	(47,473)	3,239	—	(44,234)
Cash and cash equivalents at beginning of year	—	44,114	10,585	—	54,699

Cash and cash equivalents at end of year	$—	$(3,359)	$13,824	$—	$10,465

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities
Net (loss) income	$(23,862)	$39,813	$(243)	$(2,494)	$13,214
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,725	736	(182)	10,279
Amortization of loan costs	783	—	35	—	818
Loss on refinancing long-term debt	21,871	—	—	—	21,871
Income from discontinued operations, net of taxes	—	(123)	—	—	(123)
Change in income tax assets and liabilities	—	1,715	—	—	1,715
Changes in operating assets and liabilities:
Accounts receivable	—	(9,801)	—	—	(9,801)
Prepaids and other current assets	—	(1,778)	(2,090)	—	(3,868)
Accounts payable	—	2,102	—	—	2,102
Salaries and benefits payable	—	1,715	—	—	1,715
Accrued liabilities and other liabilities	4,744	323	8,261	—	13,328

Net cash (used in) provided by continuing operating activities	3,536	43,691	6,699	(2,676)	51,250
Net cash provided by discontinued operating activities	—	(73)	—	—	(73)

Net cash (used in) provided by operating activities	3,536	43,618	6,699	(2,676)	51,177
Investing Activities:
Acquisitions, net of cash acquired	(514,732)	—	—	—	(514,732)
Capital purchases of property and equipment	—	(14,285)	—	—	(14,285)
Investment in equity method investees	(1,340)	—	—	—	(1,340)
Other assets	—	6,346	(5,333)	—	1,013

Net used in investing activities	(516,072)	(7,939)	(5,333)	—	(529,344)
Financing Activities:
Issuances of long-term debt	545,000	—	—	—	545,000
Net principal payments on long-term debt	(236,560)	—	(175)	—	(236,735)
Net transfers to and from members	37,536	(40,212)	—	2,676	—
Payment of loan and issuance costs	(13,294)	—	—	—	(13,294)
Loss on refinancing long-term debt	(15,398)	—	—	—	(15,398)
Proceeds from issuance of common stock	195,252	—	—	—	195,252

Net cash provided by (used in) financing activities	512,536	(40,212)	(175)	2,676	474,825
Net (decrease) increase in cash	—	(4,533)	1,191	—	(3,342)
Cash at beginning of year	—	30,988	2,463	—	33,451

Cash at end of year	$—	$26,455	$3,654	$—	$30,109

11. Recently Issued Accounting Pronouncement
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines Fair Value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value Measurements. We expect to adopt SFAS No. 157 effective January 1, 2008. We have not fully evaluated the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding the intent, belief or current expectations of Psychiatric Solutions and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include but are not limited to: (1) potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional facilities on favorable terms; (2) our ability to complete the acquisition of Alternative Behavioral Services, Inc. (“ABS”) and to successfully integrate the ABS facilities; (3) our ability to integrate and improve the operations of acquired facilities (including the ABS facilities to be acquired); (4) our ability to maintain favorable and continuing relationships with physicians who use our facilities; (5) our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs; (6) risks inherent to the health care industry, including the impact of changes in regulation and exposure to claims and legal actions by patients and others; (7) reductions in reimbursement rates from federal and various state health care programs or managed care companies; (8) our ability to comply with applicable licensure and accreditation requirements; (9) our ability to retain key employees who are instrumental to our successful operations; (10) our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act; (11) our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards; (12) our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology; (13) our ability to obtain adequate levels of general and professional liability insurance; and (14) those risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements herein are qualified in their entirety by the risk factors set forth in our filings with the SEC. A copy of our filings may be obtained from the Public Reference Room of the SEC at 100 F Street, N.E.,, Washington, D.C. at prescribed rates.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results of our inpatient facilities and managed inpatient behavioral health care operations. During 2006, we completed the acquisitions of three inpatient facilities in January, one inpatient facility in May, two inpatient facilities in July and three inpatient facilities in September with an aggregate of 730 beds. These facilities are located in Jeffersonville, Indiana; Fort Lauderdale, Florida; Midland, Texas; Louisville, Mississippi; Mt. Dora, Florida; Desoto, Texas; Orlando, Florida; Tequesta, Florida; and Clearwater, Florida. On October 30, 2006, we announced that we entered into an amended and restated Stock Purchase Agreement to purchase the capital stock of Alternative Behavioral Services, Inc. (“ABS”) for a cash purchase price of $210 million. ABS owns and operates nine inpatient facilities with approximately 1,050 beds. Consummation of the transaction is expected to occur on December 1, 2006, subject to customary closing conditions.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter and nine months ended September 30, 2006, our same-facility revenue from owned and leased inpatient facilities increased by 7.6% and 8.7%, respectively, compared to the same periods in 2005. Same-facility revenue growth was driven by increases in patient days and revenue per patient day. Patient days increased 2.8% and 3.2%, respectively, during the quarter and nine months ended September 30, 2006 compared to the same periods in 2005. Revenue per patient day increased 4.6% and 5.4% for the quarter and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2005 with the results for the comparable period in 2006.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 94.9% and 92.1% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively.

Management Contract Revenue
     Our management contracts segment provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured. Management contract revenue comprised approximately 5.1% and 7.9% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$254,814	100.0%	$220,458	100.0%	$745,530	100.0%	$494,216	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $2,059 and $10,449 for the three months and nine months ended September 30, 2006, respectively)	144,715	56.8%	121,583	55.1%	422,647	56.7%	269,602	54.6%
Professional fees	24,209	9.5%	22,511	10.2%	71,210	9.6%	51,126	10.3%
Supplies	14,577	5.7%	13,220	6.0%	43,008	5.8%	30,137	6.1%
Provision for doubtful accounts	4,413	1.7%	4,954	2.2%	13,771	1.8%	10,267	2.1%
Other operating expenses	26,494	10.4%	25,729	11.7%	80,806	10.8%	61,281	12.4%
Depreciation and amortization	5,234	2.1%	4,355	2.0%	14,846	2.0%	10,279	2.1%
Interest expense, net	10,059	3.9%	11,377	5.2%	28,537	3.8%	18,192	3.7%
Other expenses:
Loss on refinancing long-term debt	—	—%	14,881	6.8%	—	—	21,871	4.4%

Income from continuing operations before income taxes	25,113	9.9%	1,848	0.8%	70,705	9.5%	21,461	4.3%
Provision for income taxes	9,543	3.8%	721	0.3%	26,868	3.6%	8,370	1.7%

Income from continuing operations	$15,570	6.1%	$1,127	0.5%	$43,837	5.9%	$13,091	2.6%

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the quarters ended September 30, 2006 and 2005 (revenue in thousands). Same-facility statistics for the quarter ended September 30, 2006 are shown on a comparable basis with statistics for the quarter ended September 30, 2005.

	Three Months Ended September 30,		%
	2006	2005	Change
Total facility results:
Revenue	$241,868	$207,306	16.7%
Number of facilities at period end	64	55	16.4%
Admissions	26,357	24,208	8.9%
Patient days	462,691	415,428	11.4%
Average length of stay	17.6	17.2	2.3%
Revenue per patient day	$523	$499	4.8%

Same-facility results:
Revenue	$222,992	$207,306	7.6%
Number of facilities at period end	55	55	0.0%
Admissions	24,425	24,208	0.9%
Patient days	427,163	415,428	2.8%
Average length of stay	17.5	17.2	1.7%
Revenue per patient day	$522	$499	4.6%
     Revenue. Revenue from continuing operations was $254.8 million for the quarter ended September 30, 2006 compared to $220.5 million for the quarter ended September 30, 2005, an increase of $34.3 million, or 15.6%. Revenue from owned and leased inpatient facilities accounted for $241.9 million in 2006 compared to $207.3 million in 2005, an increase of $34.6 million, or 16.7%.

The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. Acquisitions during 2005 and 2006 accounted for $18.9 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 2.8% and 4.6%, respectively. Revenue from management contracts was $12.9 million in 2006 compared to $13.2 million in 2005.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $144.7 million for the quarter ended September 30, 2006. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), Share Based Payment, using the modified-prospective transition method. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, as a result, recognized no share-based compensation expense for those prior periods. SWB expense for the quarter ended September 30, 2006 includes $2.1 million of share-based compensation expense. Based on our stock option and restricted stock grants outstanding at September 30, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $19.5 million with a weighted average remaining life of 2.8 years, with approximately $2.1 million in share-based compensation expense to be recognized for the remainder of 2006. Excluding share-based compensation expense, SWB expense was $142.7 million, or 56.0% of total revenue, in the quarter ended September 30, 2006 compared to $121.6 million, or 55.1% of total revenue, for the quarter ended September 30, 2005. SWB expense for owned and leased inpatient facilities was $132.1 million, or 54.6% of revenue, in 2006. Same-facility SWB expense for owned and leased inpatient facilities was $121.4 million, or 54.4% of revenue, in 2006 compared to $112.9 million, or 54.5% of total revenue, in 2005. SWB expense for management contracts was $5.1 million in 2006 compared to $4.8 million in 2005. SWB expense for our corporate office was $7.6 million for 2006 compared to $3.9 million for 2005, increasing primarily as a result of recording the $2.1 million of share-based compensation expense during the third quarter of 2006 and hiring additional staff necessary to manage the inpatient facilities acquired during 2006.
     Professional fees. Professional fees were $24.2 million for the quarter ended September 30, 2006, or 9.5% of total revenue, compared to $22.5 million for the quarter ended September 30, 2005, or 10.2% of total revenue. Professional fees for owned and leased inpatient facilities were $22.3 million in 2006, or 9.2% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $20.9 million in 2006, or 9.4% of revenue, compared to $20.6 million in 2005, or 9.9% of revenue. The decrease in professional fees as a percent of revenue for owned and leased inpatient facilities is primarily the result of reducing our utilization of contracted services. Professional fees for management contracts and our corporate office were $1.9 million in 2006 and in 2005.
     Supplies. Supplies expense was $14.6 million for the quarter ended September 30, 2006, or 5.7% of total revenue, compared to $13.2 million for the quarter ended September 30, 2005, or 6.0% of total revenue. Supplies expense for owned and leased inpatient facilities was $14.3 million in 2006, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $13.2 million in 2006, or 5.9% of revenue, compared to $12.9 million in 2005, or 6.2% of revenue. Supplies expense for management contracts and our corporate office consist primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $4.4 million for the quarter ended September 30, 2006, or 1.7% of total revenue, compared to $5.0 million for the quarter ended September 30, 2005, or 2.2% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $26.5 million for the quarter ended September 30, 2006, or 10.4% of total revenue, compared to $25.7 million for the quarter ended September 30, 2005, or 11.7% of total revenue. Other operating expenses for owned and leased inpatient facilities were $20.7 million in 2006, or 8.5% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $18.9 million in 2006, or 8.5% of revenue, compared to $19.8 million in 2005, or 9.6% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs and lease expense. Other operating expenses for management contracts were $4.5 million in 2006 compared to $4.6 million in 2005. Other operating expenses at our corporate office were $1.3 million in 2006 and in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $5.2 million for the quarter ended September 30, 2006 compared to $4.4 million for the quarter ended September 30, 2005. This increase in depreciation and amortization expense is primarily the result of the acquisitions of inpatient facilities during 2006.
     Interest expense, net. Interest expense, net of interest income, was $10.1 million for the quarter ended September 30, 2006 compared to $11.4 million for the quarter ended September 30, 2005, a decrease of $1.3 million. This decrease in interest expense is primarily attributable to a decrease in our weighted average borrowings of long-term debt during the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. During July 2005 we increased our long-term debt by approximately $530 million to finance the acquisition of inpatient behavioral health care facilities from Ardent Health Services, LLC. In September 2005 we reduced long-term debt by approximately $173 million with proceeds from an offering of our common stock. During the quarter ended September 30, 2006, our only significant change in long-term debt was $52 million of net borrowings under our revolving line of credit during September 2006 to finance acquisitions. At September 30, 2006, we had $538.4 million in long-term debt compared to $482.4 million at September 30, 2005.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of $46,000 for the quarter ended September 30, 2006 and the income from discontinued operations (net of income tax effect) of $52,000 for the quarter ended September 30, 2005 resulted from the operating results of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the operating results of a therapeutic boarding school sold in 2006. The contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the acquisition of Ramsay Youth Services, Inc. (‘Ramsay”) in 2003. Three of these contracts were terminated in 2006 and two were terminated in 2005.
Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the nine months ended September 30, 2006 and 2005 (revenue in thousands). Same-facility statistics for the nine months ended September 30, 2006 are shown on a comparable basis with statistics for the nine months ended September 30, 2005.

	Nine Months Ended September 30,		%
	2006	2005	Change
Total facility results:
Revenue	$707,278	$455,255	55.4%
Number of facilities at period end	64	55	16.4%
Admissions	79,655	53,721	48.3%
Patient days	1,364,947	976,752	39.7%
Average length of stay	17.1	18.2	-6.0%
Revenue per patient day	$518	$466	11.2%

Same-facility results:
Revenue	$494,705	$455,255	8.7%
Number of facilities at period end	55	55	0.0%
Admissions	54,502	53,721	1.5%
Patient days	1,007,883	976,752	3.2%
Average length of stay	18.5	18.2	1.6%
Revenue per patient day	$491	$466	5.4%
     Revenue. Revenue from continuing operations was $745.5 million for the nine months ended September 30, 2006 compared to $494.2 million for the nine months ended September 30, 2005, an increase of $251.3 million, or 50.9%. Revenue from owned and leased inpatient facilities accounted for $707.3 million in 2006 compared to $455.3 million in 2005, an increase of $252.0 million, or 55.4%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The 2005 acquisition of Ardent Behavioral and other acquisitions during 2006 accounted for $212.6 million of this increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days and revenue per patient day of 3.2% and 5.4%, respectively. Revenue from management contracts was $38.3 million in 2006 compared to $39.0 million in 2005.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $422.6 million for the nine months ended September 30, 2006. SWB expense for the nine months ended September 30, 2006 includes $10.4 million of share-based compensation expense. The $10.4 million of share-based compensation expense includes $3.7 million related to the vesting of the initial 25% of certain stock options granted in 2006, which vested on the date of grant, and $2.2 million related to stock options modified in the settlement of an employment contract with a former executive officer of the company. Excluding the $10.4 million of share-based compensation expense, SWB expense was $412.2 million, or 55.3% of total revenue, in the nine months ended September 30, 2006 compared to $269.6 million, or 54.6% of total revenue, for the nine months ended September 30, 2005. SWB expense for owned and leased inpatient facilities was $383.4 million, or 54.2% of revenue, in 2006. Same-facility SWB expense for owned and leased inpatient facilities was $265.5 million, or 53.7% of revenue, in 2006 compared to $245.9 million, or 54.0% of revenue, in 2005. SWB expense for management contracts was $14.9 million in 2006 compared to $14.2 million in 2005. SWB expense for our corporate office was $24.3 million for 2006 compared to $9.5 million for 2005, increasing primarily as a result of recording the $10.4 million of share-based compensation expense during 2006 and hiring additional staff necessary to manage the inpatient facilities acquired during 2006 and 2005.

     Professional fees. Professional fees were $71.2 million for the nine months ended September 30, 2006, or 9.6% of total revenue, compared to $51.1 million for the nine months ended September 30, 2005, or 10.3% of total revenue. Professional fees for owned and leased inpatient facilities were $65.7 million in 2006, or 9.3% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $46.3 million in 2006, or 9.4% of revenue, compared to $45.7 million in 2005, or 10.0% of revenue. The decrease in professional fees as a percent of revenue is primarily the result of reducing our utilization of contracted services. Professional fees for management contracts and for our corporate office were $5.6 million in 2006 compared to $5.4 million in 2005.
     Supplies. Supplies expense was $43.0 million for the nine months ended September 30, 2006, or 5.8% of total revenue, compared to $30.1 million for the nine months ended September 30, 2005, or 6.1% of total revenue. Supplies expense for owned and leased inpatient facilities was $42.2 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $30.7 million in 2006, or 6.2% of revenue, compared to $29.4 million in 2005, or 6.5% of revenue. Supplies expense for management contracts and our corporate office consist primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $13.8 million for the nine months ended September 30, 2006, or 1.8% of total revenue, compared to $10.3 million for the nine months ended September 30, 2005, or 2.1% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses were approximately $80.8 million for the nine months ended September 30, 2006, or 10.8% of total revenue, compared to $61.3 million for the nine months ended September 30, 2005, or 12.4% of total revenue. Other operating expenses for owned and leased inpatient facilities were $63.1 million in 2006, or 8.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $45.3 million in 2006, or 9.1% of revenue, compared to $44.0 million in 2005, or 9.7% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs and lease expense. Other operating expenses for management contracts were $13.5 million in 2006 compared to $13.8 million in 2005. Other operating expenses at our corporate office increased to $4.2 million in 2006 from approximately $3.5 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $14.8 million for the nine months ended September 30, 2006 compared to $10.3 million for the nine months ended September 30, 2005. This increase in depreciation and amortization expense is primarily the result of the acquisition of inpatient facilities during 2006 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $28.5 million for the nine months ended September 30, 2006 compared to $18.2 million for the nine months ended September 30, 2005, an increase of $10.3 million. The increase in interest expense is primarily attributable to the increase in our long-term debt due to borrowings to finance the acquisition of inpatient facilities, primarily the facilities purchased from Ardent Health Services LLC on July 1, 2005. At September 30, 2006, we had $538.4 million in long-term debt as compared to $482.4 million at September 30, 2005.
     Other expenses. Other expenses in 2005 consisted of $21.9 million in loss on the refinancing of our long-term debt.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of $760,000 for the nine months ended September 30, 2006 and the income from discontinued operations (net of income tax effect) of $123,000 for the nine months ended September 30, 2005 resulted from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the sale of a therapeutic boarding school. The contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the Ramsay acquisition in 2003. Three of these contracts were terminated in 2006 and two were terminated in 2005.
Liquidity and Capital Resources
     Working capital at September 30, 2006 was $93.9 million, including cash and cash equivalents of $10.5 million, compared to working capital of $140.2 million, including cash and cash equivalents of $54.7 million, at December 31, 2005. The decrease in working capital is primarily the result of the decrease in cash and cash equivalents during 2006.
     Cash provided by continuing operating activities was $79.2 million for the nine months ended September 30, 2006 compared to $51.3 million for the nine months ended September 30, 2005. This $27.9 million increase in cash flows from continuing operating activities was primarily the result of cash flows from operations from facilities acquired in 2006 and 2005 and an increase in net income tax liabilities of $24.3 million for the nine months ended September 30, 2006. Income tax payments during the nine months ended September 30, 2006 were reduced by our utilization of net operating loss carryforwards and tax deductions generated by stock option exercises. We expect our remaining net operating loss carryforwards to be substantially utilized by the end of 2006 and, as a result, income tax payments will increase in the fourth quarter of 2006.
     Cash used in investing activities was $187.9 million for the nine months ended September 30, 2006 compared to $529.3 million for the nine months ended September 30, 2005. Cash used in investing activities for the nine months ended September 30, 2006 was primarily the result of $167.1 million paid for acquisitions and $20.9 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $12.3 million and $8.6 million, respectively, for the nine months ended September 30, 2006. We define expansion capital expenditures as those which increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.7 % of our net revenue for the nine months ended September 30, 2006. Cash used in investing activities for the nine months ended September 30, 2005 was primarily the result of cash paid for acquisitions of approximately $514.7 million and capital expenditures of approximately $14.3 million.
     Cash provided by financing activities was $62.9 million for the nine months ended September 30, 2006 compared to $474.8 million for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2006 was primarily the result of $52.0 million in net borrowings under our revolving credit facility, which were used to finance September acquisitions. Additionally, as a result of adopting SFAS No. 123R, we classified $5.8 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as cash flow from financing activities for the nine months ended September 30, 2006. Prior to adoption of SFAS No. 123R, income tax benefits in excess of share-based compensation expense on stock options exercised were classified as cash flows from operations. During 2005, we (a) borrowed $360.5 million under our Senior Credit Facility and $150 million under a bridge loan facility to finance the cash portion of the purchase price for the acquisition of Ardent Behavioral, (b) issued $220 million of our 7 3/4% Senior Subordinated Notes to repay the $150 million bridge loan facility and repurchase approximately $61.3 million of our 10 5/8% Senior Subordinated Notes, (c) received $192.6 million in net proceeds from the issuance of common stock, which we used to repay $125 million of our Senior Secured Term Loan Facility and $48 million of our revolving credit facility and (d) redeemed $50 million of our 10 5/8% Senior Subordinated Notes with $20 million of borrowings under our revolving line of credit and $30 million of excess cash on hand. As a part of these repayments, we paid $15.4 million for associated refinancing costs. We received cash from stock option exercises of $5.5 million and $2.6 million during the nine months ended September 30, 2006 and 2005, respectively.
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
     We plan to increase our existing term loan by $150 million and expand our revolving credit facility by $150 million. The add-on to the term loan and a portion of the revolving credit facility will be used to finance the $210 million cash purchase of ABS.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.8% at September 30, 2006	$52,000	$—	$—	$52,000	$—
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.2% at September 30, 2006	200,000	—	—	—	200,000
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.65% to 7.60%	27,134	297	651	733	25,453

	537,815	297	651	52,733	484,134

Lease and other obligations	46,642	9,237	14,262	6,980	16,163

Total contractual obligations	$584,457	$9,534	$14,913	$59,713	$500,297

(1)	Excludes capital lease and other obligations of $631,000, which are included in lease and other obligations.
     The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $213.4 million and approximately $41.9 million, respectively, as of September 30, 2006. The fair values of our $220 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $227.4 million and approximately $44.0 million, respectively, as of December 31, 2005. The carrying value of our other long-term debt, including current maturities, of $279.8 million and $223.7 million at September 30, 2006 and December 31, 2005, respectively, approximated fair value. We had $200.0 million and $52.0 million of variable rate debt outstanding under our term loan facility and revolving credit facility, respectively, as of September 30, 2006. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at September 30, 2006. At our September 30, 2006 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.4 million.
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
     The primary collection risk with regard to receivables due under our management contracts is attributable to contractual disputes. We estimate the allowance for doubtful accounts for these receivables based primarily upon the specific identification of potential collection issues. As with our patient receivables, we continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At September 30, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
     Income Taxes
     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities, which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.
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
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

Exhibit
Number	Description
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Purchase Agreement, dated as of June 19, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.12 to the 2003 S-4).

4.6	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.7	Form of Notes (included in Exhibit 4.6).

4.8	Purchase Agreement, dated as of June 30, 2005, among Psychiatric Solutions, Inc., the Guarantors named therein, Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.9	Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Chief Accounting Officer

Dated: November 7, 2006