Form 10-K
period 2006-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2007-02-28
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (I.R.S. Employer Identification No.)
6640 Carothers Parkway, Suite 500
Franklin, TN 37067
(Address of Principal Executive Offices, Including Zip Code)
(615) 312-5700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered

Common Stock, $.01 par value	NASDAQ Global Select Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of February 20, 2007, 53,708,699 shares of the registrant’s common stock were outstanding. As of June 30, 2006, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $1.35 billion. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders to be held on May 15, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean Psychiatric Solutions, Inc. and its consolidated subsidiaries and all shares and per share amounts have been adjusted to reflect a 2-for-1 stock split that was completed on January 9, 2006.
Item 1. Business
Overview
     We are a leading provider of inpatient behavioral health care services in the United States. We operate 75 inpatient behavioral health care facilities with more than 8,000 beds in 29 states, Puerto Rico, and the U.S. Virgin Islands, and we manage inpatient behavioral health care units for private third parties. We generated revenue of $1,026.5 million and $715.3 million, respectively, for the years ended December 31, 2006 and 2005. We believe that our singular focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors.
     Our inpatient behavioral health care facilities accounted for 94.8% of our revenue for the year ended December 31, 2006. These inpatient facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers. Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our RTCs offer longer term treatment programs primarily for children and adolescents with long-standing chronic behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patient.
     Our inpatient management contracts accounted for 5.2% of our revenue for the year ended December 31, 2006. This portion of our business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals and the management of inpatient behavioral health care facilities for government agencies.
     Psychiatric Solutions was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 6640 Carothers Parkway, Suite 500, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Information about Psychiatric Solutions and our filings with the Securities and Exchange Commission can be found at our website at www.psysolutions.com.
Major Recent Developments
     During 2006, we completed the acquisitions of 19 inpatient behavioral health care facilities with an aggregate of 1,900 beds, including the December 1, 2006 purchase of the capital stock of Alternative Behavioral Services, Inc. (“ABS”), which owns and operates nine inpatient facilities.
     During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
     On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health Corporation (NASDAQ: HORC) (“Horizon Health”) in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenue of $275 million for its 2006 fiscal year, which ended August 31, 2006, primarily through the operation and management of inpatient behavioral health care facilities and units. At November 30, 2006, Horizon Health owned or leased 15 inpatient behavioral health care facilities with approximately 1,561 beds in 11 states. Horizon Health also provided services under 115 behavioral health and physical rehabilitation program management contracts with acute care hospitals at November 30, 2006 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”), and approval by Horizon Health’s stockholders. On February 12, 2007, we received a request for additional information (commonly referred to as a “Second Request”) from the Federal Trade Commission (“FTC”) in connection with the pending acquisition of Horizon Health. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act. The Second Request relates to two markets. The companies intend to respond expeditiously to the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is anticipated during the second quarter of 2007.
Our Industry
     According to the National Association of Psychiatric Health Systems’ 2005 Annual Survey, an estimated 26% of the U.S. general population suffers from a diagnosable mental disorder in a given year. Based on the 2000 U.S. census issued in 2002, this figure translates to approximately 73 million Americans.

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
     Reduced capacity, mental health parity legislation, and increased demand for behavioral health care services have resulted in favorable industry fundamentals over the last several years. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased approximately 5% from 2003 to 2004, while the average occupancy rates increased to approximately 73% for 2004 from approximately 71% for 2003. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 11 days from 1997 to 2004. In 2004, the inpatient average length of stay was 9.6 days. The average inpatient net revenue per day increased from $537 in 2003 to $576 in 2004. The average RTC net revenue per day increased from $309 in 2003 to $328 in 2004 for freestanding RTC facilities. The average number of admissions for freestanding RTC facilities was 165 for 2004. The average occupancy rate for freestanding RTC facilities was 71% in 2004, with an average length of stay of 168 days in 2004.
Our Competitive Strengths
     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:
•	Singular focus on inpatient behavioral health care — We focus exclusively on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and many of our inpatient facilities have the leading market share in their respective service areas. We believe that the relationships and referral networks we have established will further enhance our presence within our markets. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our rigorous due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2006, we received 36% of our revenue from Medicaid, 13% from Medicare, 34% from HMO/PPO, commercial and private payors, 13% from various state agencies and 4% from other payors. As we receive Medicaid payments from more than 40 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2006, no single inpatient facility represented more than 4% of our revenue.

•	Experienced management team — Our senior management team has extensive experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 30 years of experience in various capacities in the health care industry. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal maintenance capital requirements — We generate consistent free cash flow by profitably operating our business, actively managing our working capital and having low maintenance capital expenditure requirements. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are less than that of other facility-based health care providers. Historically, our maintenance capital expenditures have amounted to less than 2% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care facilities.

Our Growth Strategy
     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue to successfully grow our business and increase our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:
•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 9.0% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Same-facility revenue also increased by approximately 8%, 9%, and 9% for the years ended December 31, 2005, 2004, and 2003, respectively, as compared to the immediately preceding years. Same-facility revenue refers to the comparison of the inpatient facilities we owned during a prior period with the comparable period in the subsequent period. We intend to continue to increase our same-facility growth by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:
•	building and expanding relationships that enhance our presence in local and regional markets;

•	developing formal marketing initiatives and expanding referral networks;

•	continuing to provide high quality service;

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate; and

•	expanding bed capacity at our facilities to meet demand.
•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 freestanding acute and residential treatment facilities in the United States and the top two providers operate approximately 35% of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions that are in various stages of development and consideration. On December 20, 2006, we entered into a definitive merger agreement to acquire Horizon Health, which, among other things, owns or leases 15 inpatient facilities. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.
Services
Inpatient Behavioral Health Care Facilities
     We operate 67 owned and 8 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored employee assistance programs; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet established criteria for inpatient care. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2006, our inpatient behavioral health care facilities division produced approximately 94.8% of our revenue.
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
     Our inpatient facilities’ programs have been adapted to the requests of various sources to provide services to patients with multiple issues and specialized needs. Our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. The purpose of this program is to strive for the highest quality of care possible for individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement data base comparing our inpatient facilities’ performance with national norms are also reported and reviewed and corrective steps are taken when necessary.
Inpatient Management Contracts
     Through inpatient management contracts we develop, organize and manage behavioral health care programs within general third-party medical/surgical hospitals and manage inpatient behavioral health care facilities for government agencies. For the year ended December 31, 2006, our inpatient management contracts produced approximately 5.2% of our revenue.
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
Seasonality of Services
     Our inpatient behavioral health care facilities typically experience lower patient volumes and revenue during the summer months, the year-end holidays and other periods when school is out of session.

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
     Patient service revenue is recorded net of contractual adjustments at the time of billing by our patient accounting systems at the amount we expect to collect. This amount is calculated automatically by our patient accounting systems based on contractually determined rates, or amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas, or a combination thereof. Most payments are determined based on negotiated per-diem rates. An estimate of contractual allowances is manually recorded for unbilled services based upon these contractually negotiated rates.
     Any co-payments and deductibles due from patients are estimated at the time of admission based on the patient’s insurance plan, and payment of these amounts is requested prior to discharge. If the payment is not received prior to discharge or completion of service, collection efforts are made through our normal billing and collection process.
     Our consolidated day’s sales outstanding were 53 and 55 for the years ended December 31, 2006 and 2005, respectively.
Medicare
     Medicare provides insurance benefits to persons age 65 and over and some disabled persons. Current freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are transitioning to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis.
     The Centers for Medicare and Medicaid Services (“CMS”) began implementing a three-year transition period to PPS, starting with the cost reporting periods beginning on or after January 1, 2005. The payment for the first year of the transition period (cost reporting periods beginning on or after January 1, 2005) consisted of 75% based on the cost-based reimbursement system and 25% at the prospective payment rate. In the second year, the split was 50% each and in the third year the split will be 25% based on the cost-based system and 75% PPS. The prospective payment rate percentage will be 100% for cost reporting periods beginning on or after January 1, 2008. Inpatient psychiatric facilities received a 4.3% increase in the Medicare prospective base rate beginning July 1, 2006. Annual updates are anticipated thereafter.
     Under CMS regulations, the PPS base per diem is adjusted for specific patient and facility characteristics that increase the cost of patient care. Payment rates for individual inpatient facilities are adjusted to reflect geographic differences in wages, and rural providers receive an increased payment adjustment, as do teaching facilities. Additionally, the base rate is adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, the per diem rate is adjusted for each day up to and including the eighth day to reflect the number of days the patient has been in the facility. Medicare pays this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. Please see www.cms.hhs.gov/providers/ipfpps for additional information.
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
Medicaid
     Medicaid, a joint federal-state program that is administered by the respective states, provides hospital benefits to qualifying individuals who are unable to afford care. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures. As many states face pressures to control their budgets, political pressures have led some state legislatures to reduce such appropriations.
     Some states may adopt substantial health care reform measures that could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and other individuals funded by public resources. As we receive Medicaid payments from more than 40 states, we are not significantly affected by changes in reimbursement policies by any one state. Most states have applied for and been granted federal waivers from current Medicaid regulations in order to allow them to serve some or all of their Medicaid participants through managed care providers. The majority of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates.
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
     The Mental Health Parity Act of 1996 (“MHPA”) is a federal law that requires annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applies to group health plans or health insurance coverage offered in connection with a group health plan that offers both mental health and medical/surgical benefits. However it does not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003; however, MHPA has been extended several times on a year to year basis, most recently on December 31, 2006 when MHPA was extended through the end of 2007. Bills have also been introduced in Congress from time to time that could potentially apply this concept on a more far-reaching scale, most recently in the form of the Mental Health Parity Act of 2007 (S. 558), but we cannot predict whether any such legislation will be implemented in the future. Approximately 45 states have also enacted some form of mental health parity laws. Some of these laws apply only to select groups such as those with severe mental illness or a specific diagnosis.
Annual Cost Reports
     All facilities participating in the Medicare program and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports identifying costs and expenses associated with the services provided by each facility to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under Medicare and some Medicaid programs are subject to routine governmental audits, which may result in adjustments to the amounts ultimately determined to be due to us under those reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Nonetheless, once the Medicare fiscal intermediaries have issued a final Notice of Program Reimbursement (“NPR”) after an audit, any disallowances of claimed costs are due and payable within 30 days of receipt of the NPR. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ cost reports.
Regulation and Other Factors
Licensure, Certification and Accreditation
     Health care facilities are required to comply with extensive regulation at the federal, state and local levels. Under these laws and regulations, health care facilities must meet requirements for state licensure as well as additional qualifications to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, maintenance of adequate records, hospital use, rate-setting, and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation.
     All of the inpatient facilities owned and operated by us are properly licensed under applicable state laws. Most of the inpatient facilities owned and operated by us are certified under Medicare and/or Medicaid programs and accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), a functional prerequisite to participation in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by JCAHO, or otherwise lose its certification under the Medicare and/or Medicaid program, that inpatient facility would be unable to receive reimbursement from the Medicare and/or Medicaid programs. If a provider contracting with us was excluded from any federal health care program, no services furnished by that provider would be reimbursed by any federal health care program. If we were excluded from a federal health care program, our owned and leased inpatient facilities would not be eligible for reimbursement by any federal health care program. In addition, providers would as a practical matter cease contracting for our inpatient behavioral health care unit management services because they could not be reimbursed for any management fee amounts they paid to us.
     We believe that the inpatient facilities we own and operate generally are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to effect changes in our inpatient facilities, equipment, personnel and services. Additionally, certain of the personnel working at inpatient facilities owned and operated by us are subject to state laws and regulations governing their particular area of professional practice. We assist our client hospitals in obtaining required approvals for new programs.
Fraud and Abuse Laws
     Participation in the Medicare and/or Medicaid programs is heavily regulated by federal law and regulation. If a hospital fails to substantially comply with the numerous federal laws governing that facility’s activities, the facility’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a behavioral health care facility may lose its ability to participate in the Medicare and/or Medicaid program if it pays money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health care program.
     The portion of the Social Security Act commonly known as the “Anti-Kickback Statute” prohibits the payment, receipt, offer or solicitation of anything of value with the intent of generating referrals or orders for services or items covered by a federal or state health care program. Violations of the Anti-Kickback Statute may be punished by criminal or civil penalties, exclusion from federal and state health care programs, imprisonment and damages up to three times the total dollar amount involved. While evidence of intent is a pre-requisite to any finding that the Anti-Kickback Statute has been violated, the statute has been interpreted broadly by federal regulators and courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-Kickback Statute.
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal health care program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of any payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state health care programs.
     The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-Kickback Statute. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as to behavioral health programs and facilities we manage, including employment contracts, independent contractor agreements, professional service agreements and medical director agreements.
     The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-Kickback Statute. These regulations are known as “safe harbor” provisions. The safe harbor provisions delineate standards that, if complied with, protect conduct that might otherwise be deemed to violate the Anti-Kickback Statute. While compliance with the safe harbor provisions effectively insulates a practice from being found to be in violation of the Anti-Kickback Statute, the failure of a particular activity to comply with the safe harbor provisions does not mean that the activity violates the Anti-Kickback Statute. Rather, failure to comply with the safe harbor provisions simply denies us the opportunity to avail ourselves of the affirmative defense of compliance. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within the applicable safe harbors. However, not all of our business arrangements fit wholly within safe harbors so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-Kickback Statute or other applicable laws. If we violate the Anti- Kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.

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
     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients for the furnishing of any “designated health services” to health care entities in which they or any of their immediate family members have an ownership or other financial interest. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from the Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.
     Many states in which we operate also have adopted, or are considering adopting, laws similar to the Anti-Kickback Statute and/or the Stark Law. Some of these state laws, commonly known as “all payor” laws, apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in accordance with these laws. However, if a state determines that we have violated such a law, we may be subject to criminal and civil penalties.
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
     The regulations adopted to implement EMTALA do not provide an abundance of specific guidance and effectively limit the types of emergency services that a hospital subject to EMTALA is required to provide to those services that are within the capability of the hospital. Although we believe that our inpatient behavioral health care facilities comply with the EMTALA regulations, we cannot predict whether CMS will implement additional requirements in the future or the cost of compliance with any such regulations.
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

HIPAA Transaction, Privacy and Security Requirements
     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations, our inpatient facilities, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures.
     In response to HIPAA, HHS issued regulations requiring health care facilities to use standard data formats and code sets when electronically transmitting information in connection with various transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the HIPAA regulations.
     HIPAA requires HHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with standard electronic transactions. All health care providers, including our facilities, will be required to obtain a National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. Health care providers were able to begin applying for NPIs on May 23, 2005. While we began obtaining NPIs for our facilities well in advance of the deadline, we cannot predict whether our facilities will experience payment delays during the transition to the new identifiers. HHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.
     On February 20, 2003, HHS finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require our facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We believe that our facilities are in compliance with these security standards.
     On December 28, 2000 (with revisions August 14, 2002), HHS published a final rule establishing standards for the privacy of individually identifiable health information, with compliance required by April 14, 2003. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions, including our facilities. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our facilities. They require our compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.
     A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with HIPAA regulations or the potential for fines and penalties that may result from the violation of the regulations.
     Compliance with these regulations has and will continue to require significant commitment and action by us and our facilities. We have appointed members of our management team to direct our compliance with these standards. Implementation of these regulations has and will continue to require our facilities and us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer at each inpatient facility, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.
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
Health Care Industry Investigations
     Significant media and public attention has focused in recent years on the hospital industry. Because the law in this area is complex and constantly evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with industry practices, including our practices. It is possible that governmental entities could initiate investigations of, or litigation against, inpatient facilities owned, leased, or managed by us in the future and that such matters could result in significant penalties as well as adverse publicity.
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
Regulatory Compliance Program
     We are committed to ethical business practices and to operating in accordance with all applicable laws and regulations. Our compliance program was established to ensure that all employees have a solid framework for business, legal, ethical, and employment practices. Our compliance program establishes mechanisms to aid in the identification and correction of any actual or perceived violations of any of our policies or procedures or any other applicable rules and regulations. We have appointed a Chief Compliance Officer as well as compliance coordinators at each inpatient facility. The Chief Compliance Officer heads our Compliance Committee, which consists of senior management personnel and two members of our board of directors. Employee training is a key component of the compliance program. All employees receive training during orientation and annually thereafter.
Insurance
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.

Employees
     As of December 31, 2006, we employed approximately 18,700 employees, of whom approximately 12,600 are full-time employees. Approximately 17,800 employees staff our owned and leased inpatient behavioral health care facilities, approximately 750 employees staff our inpatient management contract division and approximately 150 are in corporate management including finance, accounting, legal, development, utilization review, compliance, training and education, information systems, member services, and human resources. Of these employees, approximately 300 are union members. We believe that our employee relations are good.
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
Item 1A. Risk Factors
If we fail to comply with extensive laws and government regulations, we could suffer penalties, lose our licenses or be excluded from health care programs.
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
     A large portion of our revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs. On November 3, 2004, CMS announced final regulations adopting PPS for services provided by inpatient behavioral health care facilities. Inpatient behavioral health care facilities historically have been reimbursed based on reasonable cost, subject to a discharge ceiling. For cost reporting periods after January 1, 2005, CMS began to phase in PPS over a three-year period, which will pay inpatient behavioral health care facilities a per diem base rate. During the three-year phase-in period, CMS has agreed to a stop loss provision that will guarantee that a provider will receive at least 70% of the amount it would have been paid under the cost-based reimbursement system.
     The per diem base rate will be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. The per diem amounts are calculated in part based on national averages, but will be adjusted for specific facility characteristics that increase the cost of patient care. The base rate per diem is intended to compensate a facility for costs incurred to treat a patient with a particular diagnosis, including nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services as well as routine, ancillary and capital costs. Payment rates for individual inpatient facilities will be adjusted to reflect geographic differences in wages and will allow additional outlier payments for expenses associated with extraordinary cases. Additionally, rural providers will receive an increased payment adjustment. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a facility’s actual costs. The per diem will not, however, include the costs of bad debt and certain other costs that are paid separately. Future federal and state legislation may reduce the payments we receive for our services.
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
     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with retention common in the industry. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million for all of our inpatient facilities. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.
We may be required to spend substantial amounts to comply with legislative and regulatory initiative relating to privacy and security of patient health information and standards for electronic transactions.
     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under HIPAA require our facilities to comply with standards to protect the privacy, security and integrity of health care information. These regulations have imposed extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.
     HIPAA also mandates the use of standard formats for electronic transactions and establishing standard unique health identifiers. All health care providers, including our inpatient facilities, will be required to obtain a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007. We cannot predict whether our inpatient facilities will experience payment delays during the transition to the new identifiers.
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
     As of December 31, 2006, our total consolidated indebtedness was approximately $743.3 million. Our indebtedness could have important consequences to you, including:
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
     We and our subsidiaries may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify. In addition, our amended and restated credit facility requires us to maintain specified financial ratios and tests that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. We cannot assure you that we will meet those ratios and tests or that the lenders will waive any failure to meet those ratios and tests. A breach of any of these covenants would result in a default under our amended and restated credit facility and any resulting acceleration thereunder may result in a default under the indentures governing our 7 3 /4% Senior Subordinated Notes (“7 3 /4% Notes”) and 10 5 /8% Senior Subordinated Notes (“10 5 /8% Notes”). If an event of default under our amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.
Additional financing may be necessary to fund our acquisition strategy and capital expenditures, and such financing may not be available when needed.
     Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.
     In connection with our acquisition of the capital stock of ABS, we incurred additional indebtedness to finance the $210 million purchase price. In addition, we expect to incur significant additional indebtedness to finance the acquisition of Horizon Health. This may adversely impact our ability to obtain additional financing for future acquisitions and/or capital expenditures on satisfactory terms. In addition, the terms of our outstanding indebtedness as well as our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain additional financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.
Recently acquired businesses and businesses acquired in the future will expose us to increased operating risks.
     During 2006, we completed the acquisitions of 19 inpatient facilities with an aggregate of 1,900 beds including the December 1, 2006 purchase of the capital stock of ABS, which owns and operates nine inpatient facilities.
     During January 2007, we completed the acquisition of an 86-bed inpatient facility located in Columbia, South Carolina.
     On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Consummation of the transaction is anticipated during the second quarter of 2007.
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
We depend on our relationships with physicians and other health care professionals who provide services at our inpatient facilities.
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
     We are highly dependent on our senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to our business. Our senior management team includes talented managers of our divisions, who have extensive experience in all aspects of health care. We have entered into an employment agreement with Joey A. Jacobs, our Chief Executive Officer and President, which includes severance, non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to complete the acquisition of Horizon Health and successfully integrate Horizon Health operations;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs, including financing for the acquisition of Horizon Health;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
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
Item 1B. Unresolved Staff Comments.
     We have no unresolved SEC Staff Comments.
Item 2. Properties.
     Our inpatient behavioral health care facilities division operates 75 owned or leased inpatient behavioral health care facilities with 8,420 licensed beds in 29 states, Puerto Rico, and the U.S. Virgin Islands. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
Facility	Location	Beds	Own/Lease	Acquired
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	151	Own	11/01
Holly Hill Hospital	Raleigh, NC	108	Own	12/01
Riveredge Hospital	Chicago, IL	210	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	102	Lease	4/03
Cedar Springs Behavioral Health System	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	196	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	140	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	113	Own	6/03
Hill Crest Behavioral Health	Birmingham, AL	177	Own	6/03
Gulf Coast Youth Academy	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Hospital	Auburn Hills, MI	182	Lease	6/03
Heartland Behavioral Health	Nevada, MO	159	Own	6/03
Brynn Marr Behavioral Health	Jacksonville, NC	88	Own	6/03
Mission Vista Hospital	San Antonio, TX	83	Lease	6/03
Benchmark Behavioral Health	Woods Cross, UT	145	Own	6/03
Macon Behavioral Health System	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	194	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Acute Behavioral Health Center	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Health of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health System	North Charleston, SC	102	Own	5/04
Palmetto Pee Dee Behavioral Health System	Florence, SC	59	Lease	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	120	Lease	6/04
Pride Institute	Eden Prairie, MN	36	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
North Spring Behavioral Healthcare	Leesburg, VA	77	Own	6/04
Peak Behavioral Health	Santa Teresa, NM	144	Own	6/04
Alhambra Hospital	Rosemead, CA	99	Own	7/05
Belmont Pines Hospital	Youngstown, OH	81	Own	7/05
Brooke Glen Behavioral Hospital	Fort Washington, PA	146	Own	7/05
Columbus Behavioral Center	Greenwood, IN	53	Own	7/05
Cumberland Hospital	New Kent, VA	142	Own	7/05
Fairfax Hospital	Kirkland, WA	133	Own	7/05
Fox Run Hospital	St. Clairsville, OH	93	Own	7/05
Fremont Hospital	Fremont, CA	80	Own	7/05
Heritage Oaks Hospital	Sacramento, CA	76	Own	7/05
Intermountain Hospital	Boise, ID	77	Own	7/05
Meadows Hospital	Bloomington, IN	78	Own	7/05
Mesilla Valley Hospital	Las Cruces, NM	125	Own	7/05
Montevista Hospital	Las Vegas, NV	101	Own	7/05
Pinnacle Pointe	Little Rock, AR	102	Own	7/05
Sierra Vista	Sacramento, CA	72	Own	7/05
Streamwood Hospital	Streamwood, IL	261	Own	7/05
Valle Vista Health System	Greenwood, IN	100	Own	7/05
West Hills Hospital	Reno, NV	95	Own	7/05
Willow Springs RTC	Reno, NV	76	Own	7/05
Windsor Hospital	Chagrin Falls, OH	40	Own	7/05
Canyon Ridge Hospital	Chino, CA	59	Own	8/05
Atlantic Shores Hospital	Fort Lauderdale, FL	72	Own	1/06
Desert Springs Medical Center	Midland, TX	64	Own	1/06
Wellstone Regional Hospital	Jeffersonville, IN	100	Own	1/06

				Date
Facility	Location	Beds	Own/Lease	Acquired
Diamond Grove	Louisville, MS	50	Own	5/06
Hickory Trail Hospital	DeSoto, TX	76	Own	7/06
National Deaf Academy	Mount Dora, FL	84	Own	7/06
Windmoor Healthcare	Clearwater, FL	100	Own	9/06
University Behavioral Center	Orlando, FL	104	Own	9/06
Sandy Pines	Tequesta, FL	80	Own	9/06
Cumberland Hall Chattanooga	Chattanooga, TN	64	Own	12/06
Cumberland Hall Hopkinsville	Hopkinsville, KY	60	Own	12/06
Nashville Rehabilitation Hospital	Nashville, TN	111	Own	12/06
Panamericano	Cidra, Puerto Rico	195	Own	12/06
PRATS	Cidra, Puerto Rico	48	Own	12/06
The Pines Residential Treatment Center	Portsmouth, VA	402	Own	12/06
The Pines – Charleston	Summerville, SC	60	Lease	12/06
The Pines – Midlands	West Columbia, SC	59	Own	12/06
Virgin Islands Behavioral Services	St. Croix, U.S. Virgin Islands	30	Own	12/06
Virginia Beach Psychiatric Center	Virginia Beach, VA	100	Own	12/06
Three Rivers Behavioral Health	West Columbia, SC	86	Own	01/07
     In addition, our principal executive offices are located in approximately 50,000 square feet of leased space in Franklin, Tennessee. We do not anticipate that we will experience any difficulty in renewing our lease upon its expiration in February 2012, or obtaining different space on comparable terms if such lease is not renewed. We believe our executive offices and our hospital properties and equipment are generally well maintained, in good operating condition and adequate for our present needs.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the Nasdaq Global Select Market under the symbol “PSYS”. The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share as reported on the Nasdaq Global Select Market for our common stock adjusted to give effect to our 2-for-1 stock split on January 9, 2006.

	High	Low
2005
First Quarter	$23.05	$17.25
Second Quarter	$24.54	$18.01
Third Quarter	$27.70	$22.46
Fourth Quarter	$29.95	$25.50

2006
First Quarter	$34.78	$29.08
Second Quarter	$34.48	$26.14
Third Quarter	$36.35	$25.59
Fourth Quarter	$38.84	$30.19
     At the close of business on February 20, 2007, there were approximately 110 holders of record of our common stock.
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

Item 6. Selected Financial Data.
     The selected financial data presented below for the years ended December 31, 2006, 2005 and 2004, and at December 31, 2006 and December 31, 2005, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2003 and 2002, and at December 31, 2004, 2003 and 2002, are derived from our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$1,026,490	$715,324	$470,969	$277,575	$113,912
Costs and expenses:
Salaries, wages and employee benefits	580,223	392,309	254,897	142,292	62,326
Other operating expenses	266,367	202,229	143,560	95,025	35,716
Provision for doubtful accounts	19,586	13,498	10,794	6,312	3,681
Depreciation and amortization	20,619	14,738	9,808	5,707	1,770
Interest expense	40,307	27,056	18,964	14,778	5,564
Other expenses	—	21,871	6,407	5,271	178

Total costs and expenses	927,102	671,701	444,430	269,385	109,235

Income from continuing operations before income taxes	99,388	43,623	26,539	8,190	4,677
Provision for (benefit from) income taxes	37,507	16,805	10,085	3,477	(1,007)

Income from continuing operations	$61,881	$26,818	$16,454	$4,713	$5,684

Net income	$60,632	$27,154	$16,801	$5,216	$5,684

Basic earnings per share from continuing operations	$1.17	$0.60	$0.54	$0.23	$0.47

Basic earnings per share	$1.15	$0.61	$0.55	$0.26	$0.47

Shares used in computing basic earnings per share	52,953	44,792	29,140	16,740	12,222
Diluted earnings per share from continuing operations	$1.14	$0.58	$0.47	$0.20	$0.43

Diluted earnings per share	$1.12	$0.59	$0.48	$0.22	$0.43

Shares used in computing diluted earnings per share from continuing operations	54,169	46,296	35,146	23,498	13,972

Psychiatric Solutions, Inc.
Selected Financial Data (continued)
As of and for the Years Ended December 31,

	2006	2005	2004	2003	2002
	(In thousands, except operating data)
Balance Sheet Data:
Cash	$18,541	$54,700	$33,451	$44,948	$2,392
Working capital	103,287	138,844	39,843	66,446	2,369
Property and equipment, net	543,806	378,162	217,927	149,275	33,547
Total assets	1,581,196	1,175,031	496,684	346,202	90,138
Total debt	743,307	482,389	174,336	175,003	43,822
Series A convertible preferred stock	—	—	—	25,316	—
Stockholders’ equity	627,779	539,712	244,515	91,328	30,549

Operating Data:
Number of facilities	74	55	34	24	5
Number of licensed beds	8,394	6,389	4,295	3,128	699
Admissions	107,199	77,097	49,484	26,278	14,737
Patient days	1,871,244	1,392,877	996,840	525,055	145,575
Average length of stay	17	18	20	20	10
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our managed inpatient behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc. (“Ardent Behavioral”) and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. (“ABS”) on December 1, 2006. We completed the acquisition of one inpatient facility in January 2007.
     On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health Corporation (NASDAQ: HORC) (“Horizon Health”) in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenues of $275 million for its fiscal year ended August 31, 2006, primarily through the operation and management of inpatient behavioral health care facilities and units. At November 30, 2006, Horizon Health owned or leased 15 inpatient facilities with approximately 1,561 beds in 11 states. Horizon Health also provided services under 115 behavioral health and physical rehabilitation program management contracts with acute care hospitals at November 30, 2006 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”), and approval by Horizon Health’s stockholders. On February 12, 2007, we received a request for additional information (commonly referred to as a “Second Request”) from the Federal Trade Commission (“FTC”) in connection with the pending acquisition. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act. The Second Request relates to two markets. The companies intend to respond expeditiously to the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is anticipated during the second quarter of 2007.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the year ended December 31, 2006, our same-facility revenue from owned and leased inpatient facilities increased 9.0% for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Same-facility growth also produced gains in owned and leased inpatient facility patient days and revenue per patient day of 3.6% and 5.3%, respectively, during the year ended December 31, 2006. Same-facility growth refers to the comparison of each inpatient facility owned during 2005 with the comparable period in 2006.

Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. For the year ended December 31, 2006, patient service revenue comprised approximately 94.8% of our total revenue.
Management Contract and Other Revenue
     Our inpatient management contract and other segment provides inpatient psychiatric management and development services to hospitals and clinics. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured. For the year ended December 31, 2006, management contract and other revenue comprised approximately 5.2% of our total revenue.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Revenue	$1,026,490	100.0%	$715,324	100.0%	$470,969	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $12,535 in 2006)	580,223	56.5%	392,309	54.8%	254,897	54.1%
Professional fees	97,613	9.5%	73,177	10.2%	52,200	11.1%
Supplies	59,310	5.8%	42,993	6.0%	29,717	6.3%
Provision for doubtful accounts	19,586	1.9%	13,498	1.9%	10,794	2.3%
Other operating expenses	109,444	10.7%	86,059	12.0%	61,643	13.1%
Depreciation and amortization	20,619	2.0%	14,738	2.1%	9,808	2.1%
Interest expense, net	40,307	3.9%	27,056	3.8%	18,964	4.0%
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	3.1%	6,407	1.4%

Income from continuing operations before income taxes	99,388	9.7%	43,623	6.1%	26,539	5.6%
Provision for income taxes	37,507	3.7%	16,805	2.4%	10,085	2.1%

Income from continuing operations	$61,881	6.0%	$26,818	3.7%	$16,454	3.5%

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005
     The following table compares key operating statistics for owned and leased inpatient facilities for the years ended December 31, 2006 and 2005 (revenue in thousands). Same-facility statistics for the year ended December 31, 2006 are shown on a comparable basis with total facility statistics for the year ended December 31, 2005.

	Year Ended December 31,		%
	2006	2005	Change
Total facility results:
Revenue	$973,535	$663,236	46.8%
Number of facilities at period end	74	55	34.5%
Admissions	107,199	77,097	39.0%
Patient days	1,871,244	1,392,877	34.3%
Average length of stay	17.5	18.1	-3.3%
Revenue per patient day	$520	$476	9.2%

Same-facility results:
Revenue	$722,750	$663,236	9.0%
Number of facilities at period end	55	55	0.0%
Admissions	78,961	77,097	2.4%
Patient days	1,442,570	1,392,877	3.6%
Average length of stay	18.3	18.1	1.1%
Revenue per patient day	$501	$476	5.3%
     Revenue. Revenue from continuing operations was $1,026.5 million for the year ended December 31, 2006 compared to $715.3 million for the year ended December 31, 2005, an increase of $311.2 million, or 43.5%. Revenue from owned and leased inpatient facilities accounted for $973.5 million of the 2006 results compared to $663.2 million of the 2005 results, an increase of $310.3 million, or 46.8%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 3.6% and revenue per patient day of 5.3%. Revenue from inpatient management contracts accounted for $53.0 million of the 2006 results compared to $52.1 million of the 2005 results, an increase of $0.9 million, or 1.7%.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $580.2 million for the year ended December 31, 2006, or 56.5% of total revenue. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), Share Based Payment, using the modified-prospective transition method. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, as a result, recognized no share-based compensation expense for those prior periods. SWB expense for the year ended December 31, 2006 includes $12.5 million of share-based compensation expense. Based on our stock option and restricted stock grants outstanding at December 31, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $17.7 million with a weighted average remaining amortization period of 2.6 years. Excluding share-based compensation expense, SWB expense was $567.7 million, or 55.3% of total revenue, in the year ended December 31, 2006 compared to $392.3 million, or 54.8% of total revenue, for the year ended December 31, 2005. SWB expense for owned and leased inpatient facilities was $528.4 million in 2006, or 54.3% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $388.3 million in 2006, or 53.7% of revenue, compared to $359.7 million in 2005, or 54.2% of revenue. SWB expense for inpatient management contracts was $20.3 million in 2006 compared to $18.9 million in 2005. SWB expense for our corporate office was $31.6 million for 2006 compared to $13.7 million for 2005, increasing primarily as the result of recording the $12.5 million of share-based compensation expense during 2006 and hiring additional staff necessary to manage the inpatient facilities acquired during 2006.
     Professional fees. Professional fees were $97.6 million for the year ended December 31, 2006, or 9.5% of total revenue, compared to $73.2 million for the year ended December 31, 2005, or 10.2% of total revenue. Professional fees for owned and leased inpatient facilities were $90.3 million in 2006, or 9.3% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $67.5 million in 2006, or 9.3% of revenue, compared to $66.0 million in 2005, or 10.0% of revenue. Professional fees for inpatient management contracts were $3.4 million in 2006 compared to $3.7 million in 2005. Professional fees for our corporate office were approximately $4.0 million in 2006 compared to approximately $3.5 million in 2005.
     Supplies. Supplies expense was $59.3 million for the year ended December 31, 2006, or 5.8% of total revenue, compared to $43.0 million for the year ended December 31, 2005, or 6.0% of total revenue. Supplies expense for owned and leased inpatient facilities was $58.3 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $44.4 million in 2006, or 6.1% of revenue, compared to $41.9 million in 2005, or 6.3% of revenue. Supplies expense for our corporate office and inpatient management contracts is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $19.6 million for the year ended December 31, 2006, or 1.9% of total revenue, compared to $13.5 million for the year ended December 31, 2005, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.

     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $109.4 million for the year ended December 31, 2006, or 10.7% of total revenue, compared to $86.1 million for the year ended December 31, 2005, or 12.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $84.8 million in 2006, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $63.5 million in 2006, or 8.8% of revenue, compared to $61.2 million in 2005, or 9.2% of revenue. Other operating expenses for inpatient management contracts were $19.3 million in 2006 compared to $18.5 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $20.6 million for the year ended December 31, 2006 compared to $14.7 million for the year ended December 31, 2005, an increase of $5.9 million. This increase in depreciation and amortization expense is primarily the result of our numerous acquisitions of inpatient facilities during 2005 and 2006.
     Interest expense, net. Interest expense, net of interest income, was $40.3 million for the year ended December 31, 2006 compared to $27.1 million for the year ended December 31, 2005, an increase of $13.3 million or 49.0%. The increase in interest expense is primarily attributable to debt incurred to fund the 2006 acquisitions and the July 1, 2005 acquisition of Ardent Behavioral. On December 31, 2006, we had $743.3 million in long-term debt compared to $482.4 million at December 31, 2005. During the third and fourth quarters of 2006 we borrowed $101.0 million under our revolving credit facility and $150.0 million under our senior secured term loan facility to fund acquisitions, most notably ABS on December 1, 2006. During July 2005 we borrowed $520.0 million under a bridge loan facility ($150.0 million), senior secured term loan facility ($325.0 million) and our revolving credit facility ($45.0 million) to finance the Ardent Behavioral acquisition. We issued $220.0 million of our 7 3/4% Notes and repaid the $150.0 million bridge loan and $61.3 million of our 10 5/8% Notes in July 2005. During September 2005 we repaid $125.0 million of our senior secured term loan facility and all borrowings under our revolving credit facility with proceeds from an offering of our common stock.
     Other expenses. Other expenses in 2005 consisted of $21.9 million in losses on the refinancing of our long-term debt relating to the refinancings of $125.0 million of our senior secured term loan facility, $111.3 million of our 10 5/8% Notes and the $150.0 million bridge loan to finance the acquisition of Ardent Behavioral.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $1.2 million for the year ended December 31, 2006 and income from discontinued operations of $0.3 million for the year ended December 31, 2005 are primarily from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the operating results of a therapeutic boarding school sold in 2006. These contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the acquisition of Ramsay Youth Services, Inc. (“Ramsay”) in 2003. Three of these contracts were terminated in 2006 and two were terminated in 2005.
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

	Year Ended December 31,		%
	2005	2004	Change
Total facility results:
Revenue	$663,236	$419,701	58.0%
Number of facilities at period end	55	34	61.8%
Admissions	77,097	49,484	55.8%
Patient days	1,392,877	996,840	39.7%
Average length of stay	18.1	20.1	-10.0%
Revenue per patient day	$476	$421	13.1%

Same-facility results:
Revenue	$452,161	$419,701	7.7%
Number of facilities at period end	34	34	0.0%
Admissions	50,438	49,484	1.9%
Patient days	1,035,302	996,840	3.9%
Average length of stay	20.5	20.1	2.0%
Revenue per patient day	$437	$421	3.8%
     Revenue. Revenue from continuing operations was $715.3 million for the year ended December 31, 2005 compared to $471.0 million for the year ended December 31, 2004, an increase of $244.4 million, or 51.9%. Revenue from owned and leased inpatient facilities accounted for $663.2 million of the 2005 results compared to $419.7 million of the 2004 results, an increase of

$243.5 million, or 58.0%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The acquisition of Ardent Behavioral and other acquisitions accounted for $159.5 million and $51.6 million, respectively, of the increase in revenue during 2005 as compared to 2004. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 3.9% and revenue per patient day of 3.8%, Revenue from inpatient management contracts accounted for $52.1 million of the 2005 results compared to $51.3 million of the 2004 results, an increase of approximately $0.8 million, or 1.6%.
     Salaries, wages, and employee benefits. SWB expense was $392.3 million for the year ended December 31, 2005, or 54.8% of total revenue, compared to $254.9 million for the year ended December 31, 2004, or 54.1% of total revenue. SWB expense for owned and leased inpatient facilities was $359.7 million in 2005, or 54.2% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $244.7 million in 2005, or 54.1% of revenue, compared to $227.8 million in 2004, or 54.3% of revenue. SWB expense for inpatient management contracts was $18.9 million in 2005 compared to $19.1 million in 2004. SWB expense for our corporate office was $13.7 million for 2005 compared to $8.0 million for 2004 as the result of the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2004 and 2005.
     Professional fees. Professional fees were $73.2 million for the year ended December 31, 2005, or 10.2% of total revenue, compared to $52.2 million for the year ended December 31, 2004, or 11.1% of total revenue. Professional fees for owned and leased inpatient facilities were $66.0 million in 2005, or 10.0% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $45.4 million in 2005, or 10.0% of revenue, compared to $45.3 million in 2004, or 10.8% of revenue. Professional fees for inpatient management contracts were $3.7 million in 2005 compared to $3.6 million in 2004. Professional fees for our corporate office were approximately $3.5 million in 2005 compared to approximately $3.3 million in 2004.
     Supplies. Supplies expense was $43.0 million for the year ended December 31, 2005, or 6.0% of total revenue, compared to $29.7 million for the year ended December 31, 2004, or 6.3% of total revenue. Supplies expense for owned and leased inpatient facilities was $42.0 million in 2005, or 6.3% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $30.6 million in 2005, or 6.8% of revenue, compared to $28.8 million in 2004, or 6.9% of revenue. Supplies expense for our corporate office and inpatient management contracts is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $13.5 million for the year ended December 31, 2005, or 1.9% of total revenue, compared to $10.8 million for the year ended December 31, 2004, or 2.3% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $86.1 million for the year ended December 31, 2005, or 12.0% of total revenue, compared to $61.6 million for the year ended December 31, 2004, or 13.1% of total revenue. Other operating expenses for owned and leased inpatient facilities were $61.2 million in 2005, or 9.2% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $42.3 million in 2005, or 9.4% of revenue, compared to $40.4 million in 2004, or 9.6% of revenue. Other operating expenses for inpatient management contracts were $18.5 million in 2005 compared to $18.0 million in 2004. Other operating expenses at our corporate office increased to $6.4 million in 2005 from approximately $3.3 million in 2004.
     Depreciation and amortization. Depreciation and amortization expense was $14.7 million for the year ended December 31, 2005 compared to $9.8 million for the year ended December 31, 2004, an increase of approximately $4.9 million. This increase in depreciation and amortization expense is primarily the result of our numerous acquisitions of inpatient facilities during 2004 and 2005.
     Interest expense, net. Interest expense, net of interest income, was $27.1 million for the year ended December 31, 2005 compared to $19.0 million for the year ended December 31, 2004, an increase of $8.1 million or 42.7%. The increase in interest expense is primarily attributable to debt incurred to fund the 2005 acquisition of Ardent Behavioral. On December 31, 2005, we had $482.4 million in long-term debt compared to $174.3 million at December 31, 2004. During January 2005, we repaid $50.0 million of our 10 5/8 % Notes with $20.0 million in cash and $30.0 million in borrowings under our revolving credit facility. During the July 2005 acquisition of Ardent Behavioral, we borrowed $150.0 million, $45.0 million and $325.0 million, respectively, under a bridge loan, our revolving credit facility and senior secured term loan facility. We issued $220 million of our 7 3/4% Notes and also repaid $61.3 million of our 10 5/8% Notes during July 2005. During September 2005 we repaid all our borrowing under our revolving credit facility and $125 million of our senior secured term loan facility with proceeds from an offering of our common stock.
     Other expenses. Other expenses in 2005 consisted of $21.9 million in losses on the refinancing of our long-term debt relating to the refinancings of $125.0 million of our senior secured term loan facility, $111.3 million of our 105/8% Notes and the $150.0 million bridge loan incurred to finance the acquisition of Ardent Behavioral. Other expenses in 2004 consisted of $6.4 million in losses on the refinancing of our long-term debt relating to the termination of our former senior credit facility.
     Income from discontinued operations, net of taxes. The income from discontinued operations (net of income tax effect) of approximately $0.3 million for the years ended December 31, 2005 and 2004 is from the operations of eight contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the operating results of a therapeutic boarding school sold in

2006. The management contracts were assumed in the Ramsay acquisition in 2003 and three were terminated in 2006, two were terminated in 2005, and three were terminated in 2004.
Liquidity and Capital Resources
     Working capital at December 31, 2006 was $103.3 million, including cash and cash equivalents of $18.5 million, compared to working capital of $138.8 million, including cash and cash equivalents of $54.7 million, at December 31, 2005.
     Cash provided by continuing operating activities was $122.0 million for the year ended December 31, 2006 compared to $79.6 million for the year ended December 31, 2005. The increase in cash flows from operating activities was primarily due to the cash generated from the inpatient facilities we acquired in 2006 and the full year operations in 2006 of the Ardent Behavioral inpatient facilities acquired on July 1, 2005. Income tax payments for the year ended December 31, 2006 were reduced by our utilization of net operating loss carryforwards and tax deductions generated by stock option exercises. As of December 31, 2006, our operating loss carryforwards have been substantially utilized and, as a result, future income tax payments will increase and are expected to move closer to our provision for income taxes.
     Billings for patient accounts receivable are generally submitted to the payor within three days of the patient’s discharge or completion of services. Interim billings may be utilized for patients with extended lengths of stay. We verify within a reasonable period of time that claims submitted to third-party payors have been received and are being processed by such payors. Follow-up regarding the status of each claim is made on a periodic basis until payment on the claim is received. Billing notices for self-pay accounts receivable are distributed on a periodic basis. Self-pay accounts receivable are turned over to collection agencies once internal collection efforts have been exhausted. Accounts receivable under our inpatient management contracts are billed at least monthly. Follow-up regarding these amounts is made on a periodic basis until payment is received. Our allowance for doubtful accounts for patient receivables primarily consists of patient accounts which are greater than 180 days past the patient’s discharge date. Our allowance for doubtful accounts for receivables due under our inpatient management contracts primarily consists of amounts that are specifically identified as potential collection issues. Accounts receivable are written off when collection within a reasonable period of time is deemed unlikely.
     Cash used in investing activities was $419.5 million for the year ended December 31, 2006 compared to $536.4 million for the year ended December 31, 2005. Cash used in investing activities for the year ended December 31, 2006 was primarily the result of $385.1 million paid for acquisitions of behavioral health care facilities and $33.8 million paid for the purchases of fixed assets. Cash used in the acquisition of ABS was approximately $210.0 million, which was financed by borrowings on our revolving credit facility and senior secured term loan facility. Cash used for routine and expansion capital expenditures was approximately $20.6 million and $13.2 million, respectively, for the year ended December 31, 2006. We define expansion capital expenditures as those that increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.0% of our net revenue for the year ended December 31, 2006. Cash used in investing activities for the year ended December 31, 2005 was primarily the result of $514.5 million paid for acquisitions of behavioral health care facilities and $21.8 million paid for the purchases of fixed assets.
     Cash provided by financing activities was $259.6 million for the year ended December 31, 2006 compared to $477.9 million for the year ended December 31, 2005. During 2006, we borrowed an additional $150.0 million under our senior secured term loan facility to finance a portion of the ABS acquisition. Also during 2006, we borrowed $101.0 million on our revolving credit facility primarily to finance acquisitions. We received approximately $6.3 million from issuances of our common stock during 2006 from stock option exercises.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively convert approximately $38.7 million of fixed-rate long-term debt to LIBOR indexed variable rate instruments plus agreed upon interest rate spreads ranging from 5.51% to 5.86%.
     We anticipate financing the acquisition of Horizon Health through additional borrowings of approximately $175 million under our existing $300 million revolving credit facility, borrowings of $250 million under an additional term loan facility to be established under our existing credit agreement and with cash on hand. We have entered into a commitment letter with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch Capital Corporation and Citigroup Global Markets Inc. to provide the financing for the additional term loan facility, subject to the terms and conditions of such letter.
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

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.7% at December 31, 2006	$101,000	$—	$101,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 7.1% at December 31, 2006	350,000	1,500	3,000	3,000	342,500
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2036, 2037, and 2038 bearing fixed interest rates of 5.7% to 7.6%	27,062	302	660	745	25,355

	736,743	1,802	104,660	3,745	626,536

Lease and other obligations	57,822	10,989	17,617	8,770	20,446

Total contractual obligations	$794,565	$12,791	$122,277	$12,515	$646,982

(1)	Excludes capital lease obligations, which are included in lease and other obligations.
     The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $218.6 million and approximately $42.4 million, respectively, as of December 31, 2006. The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $227.4 million and approximately $44.0 million, respectively, as of December 31, 2005. The carrying value of our other long-term debt, including current maturities, of $484.6 million and $223.7 million at December 31, 2006 and December 31, 2005, respectively, approximated fair value. We had $101.0 million and $150.0 million, respectively, of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility as of December 31, 2006. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at December 31, 2006. At our December 31, 2006 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $2.2 million.
Impact of Inflation and Economic Trends
     Although inflation has not had a material impact on our results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs, which tend to escalate as vendors pass on the rising costs through price increases. Some of the freestanding owned, leased and managed inpatient behavioral health care facilities we operate are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in our SWB expense in excess of the inflation rate. Although we cannot predict our ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Our ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.
     The behavioral health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, our inpatient facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payors. We are not aware of any economic trends that would prevent us from being able to remain in compliance with all of our debt covenants and to meet all required obligations and commitments in the near future.
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

     Allowance for Doubtful Accounts
     Our ability to collect outstanding patient receivables from third-party payors is critical to our operating performance and cash flows.
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
     Allowances for Contractual Discounts
     The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis by comparing our established billing rates with the amount we determine to be reimbursable given our interpretation of the applicable regulations or contract terms. Most payments are determined based on negotiated per-diem rates. While the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates, these differences are deemed immaterial. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by our management. We periodically compare the contractual rates on our patient accounting systems with the Medicare and Medicaid reimbursement rates or the third-party payor contract for accuracy. We also monitor the adequacy of our contractual adjustments using financial measures such as comparing cash receipts to net patient revenue adjusted for bad debt expense.
     As of December 31, 2006, our patient accounts receivable balance for third-party payors was $171.6 million. A theoretical 1% change in the amounts due from third-party payors at December 31, 2006 could have an after tax effect of approximately $1.0 million on our financial position and results of operations.
     The following table presents the percentage by payor of our net revenue and accounts receivable for the years ended December 31, 2006 and 2005 (in thousands):

	For the Year Ended December 31,
	2006		2005
	Net	Accounts	Net	Accounts
	Revenue	Receivable	Revenue	Receivable
	%	%	%	%
Payor mix:
Medicaid	36%	32%	35%	36%
Commercial/HMO/Private Pay	34%	35%	33%	38%
Medicare	13%	12%	13%	10%
State agency	13%	18%	13%	13%
Other	4%	3%	6%	3%

Total	100%	100%	100%	100%

     The following table presents the percentage by aging category of our accounts receivable at December 31, 2006 and 2005 (in thousands):

	At December 31,
	2006	2005
	%	%
0 - 30 days	61%	61%
31 - 60 days	16%	17%
61 - 90 days	9%	9%
91 - 120 days	5%	6%
121 - 150 days	4%	4%
151 - 180 days	3%	2%
> 180 days	2%	1%

Total	100%	100%

     Our consolidated day’s sales outstanding were 53 and 55 for the years ended December 31, 2006 and 2005, respectively. Our consolidated collections as a percentage of net revenue less bad debt expense was 100.4% and 100.8% for the years ended December 31, 2006 and 2005, respectively.
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, defines the confidence level that a tax position must meet in order to be recognized in the financial statements and requires additional disclosures. FIN 48 is effective for us as of the interim reporting period beginning January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.
     Stock-Based Compensation
     As part of our process for preparing our consolidated financial statements, our management is required to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted on or after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $285.7 million of our long-term debt outstanding at December 31, 2006 was subject to a weighted average fixed interest rate of 7.98%, not including our interest rate swaps. Our variable rate debt is comprised of our senior secured term loan facility, which had $350.0 million outstanding at December 31, 2006 and on which interest is generally payable at LIBOR plus 1.75 % to 2.0% (depending on a certain covenant ratio), and our $300.0 million revolving credit facility, which had a $101.0 million balance outstanding at December 31, 2006 and on which interest is generally payable at LIBOR plus 1.25% to 2.25% (depending on a certain covenant ratio). At December 31, 2006, we had $38.7 million in interest rate swaps that effectively changed $38.7 million of our fixed rate 10 5/8% Notes to a variable rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $2.2 million on an annual basis based upon our borrowing level at December 31, 2006. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of
Operations — Liquidity and Capital Resources.”
Item 8. Financial Statements and Supplementary Data.
     Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.
     On December 1, 2006, we purchased the capital stock of Alternative Behavioral Services, Inc. (“ABS”). We have excluded all of ABS from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. During 2006, ABS contributed approximately $14.6 million, or 1.4% of our net revenue, and, as of December 31, 2006, accounted for approximately $58.3 million, or 7.1% of our total assets, excluding goodwill.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2006 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance.
Directors
     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Proposal 1: Election of Directors” and “Corporate Governance — Committees of the Board of Directors — Audit Committee” is incorporated herein by reference.
Executive Officers of the Registrant
     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	53	April 1997	President and Chief Executive Officer
William B. Rutherford	43	March 2006	Chief Operating Officer
Jack E. Polson	40	August 2002	Executive Vice President, Chief Accounting Officer
Brent Turner	41	February 2003	Executive Vice President, Finance and Administration
Christopher L. Howard	40	September 2005	Executive Vice President, General Counsel and Secretary
Steven T. Davidson	49	August 1997	Chief Development Officer

     Joey A. Jacobs, President and Chief Executive Officer. Mr. Jacobs serves as President and Chief Executive Officer and was one of our co-founders in April 1997. Prior to our founding, Mr. Jacobs served for 21 years in various capacities with HCA Inc. (“HCA,” also formerly known as Hospital Corporation of America, Columbia and Columbia/HCA), most recently as President of the Tennessee Division. Mr. Jacobs’ background at HCA also includes serving as President of HCA’s Central Group, Vice President of the Western Group, Assistant Vice President of the Central Group and Assistant Vice President of the Salt Lake City Division.
     William B. Rutherford, Chief Operating Officer. Mr. Rutherford has served as Chief Operating Officer since March 2006 and has over 20 years of health care experience. Prior to joining us, Mr. Rutherford served in various capacities at HCA, most recently as the Chief Financial Officer – Eastern Group from 1996 until 2005.
     Jack E. Polson,Executive Vice President, Chief Accounting Officer. Mr. Polson has served as an Executive Vice President since September 2006 and as Chief Accounting Officer since August 2002. Prior to being appointed Chief Accounting Officer, Mr. Polson had served as Controller since June 1997. From June 1995 until joining us, Mr. Polson served as Controller for Columbia Healthcare Network, a risk-bearing physician health organization. From May 1992 until June 1995, Mr. Polson served as an Internal Audit Supervisor for HCA.
     Brent Turner, Executive Vice President, Finance and Administration. Mr. Turner has served as the Executive Vice President, Finance and Administration since August 2005 and previously had served as the Vice President, Treasurer and Investor Relations since February 2003. From April 2002 until joining us, Mr. Turner served as Executive Vice President and Chief Financial Officer of a privately-held owner and operator of schools for children with learning disabilities. From November 2001 until March 2002, Mr. Turner served as Senior Vice President of Business Development for The Brown Schools, Inc., a provider of educational and therapeutic services for at-risk youth. From 1996 until January 2001, Mr. Turner was employed by Corrections Corporation of America, a private prison operator, serving as Treasurer from 1998 to 2001.
     Chris Howard, Executive Vice President, General Counsel and Secretary. Mr. Howard has served as the Executive Vice President, General Counsel and Secretary since September 2005. Prior to joining us, Mr. Howard was a member of Waller Lansden Dortch & Davis, LLP, a law firm based in Nashville, Tennessee.
     Steven T. Davidson, Chief Development Officer. Mr. Davidson has served as Chief Development Officer since August 1997 and has over 24 years of health care experience. Prior to joining us, Mr. Davidson served as the Director of Development at HCA from 1991 until 1997. Mr. Davidson also served as Senior Audit Supervisor and Hospital Controller during his term at HCA, which began in 1983, where he supervised audits of hospitals and other corporate functions. Prior to joining HCA, Mr. Davidson was employed by Ernst & Young LLP as a Senior Auditor. Mr. Davidson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Code of Ethics
     We adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is available on our website at www.psysolutions.com. We will disclose any amendment to, other than technical, administrative or non-substantive amendments, or waiver of our Code of Ethics granted to a director or executive officer by filing a Current Report on Form 8-K disclosing the amendment or waiver within four business days. Upon the written request of any person, we will furnish, without charge, a copy of our Code of Ethics. Requests should be directed to Psychiatric Solutions, Inc., 6640 Carothers Parkway, Suite 500, Franklin, Tennessee 37067, Attention: Christopher L. Howard, Esq., Executive Vice President, General Counsel and Secretary.
Section 16(a) Compliance
     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Compensation Discussion and Analysis” and “Executive Compensation” is incorporated herein by reference. The “Compensation Committee Report” also included in the Proxy Statement is expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Corporate Governance – Standards of Independence for the Board of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders under the caption “Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm” is incorporated herein by reference.
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
3. Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 31 through 34.
(b) Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372) (the “2002 S-4 Amendment”)).

2.2	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.3	Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

2.4	Amended and Restated Stock Purchase Agreement, dated as of October 27, 2006, by and between FHC Health Systems, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K, filed on December 7, 2006).

2.5*	Agreement and Plan of Merger, dated December 20, 2006, by and among Psychiatric Solutions, Inc., Panther Acquisition Sub, Inc. and Horizon Health Corporation.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005.

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997 (the “1997 10-K”)).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.6	Form of Notes (included in Exhibit 4.5).

4.7	Exchange and Registration Rights Agreement, dated as of July 6, 2005, among Psychiatric Solutions, Inc., the subsidiary guarantors from time to time party thereto, and Citigroup Global Markets Inc. on behalf of Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.1†	Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of August 6, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 10-K).

10.2†	Amendment to Second Amended and Restated Employment Agreement between Joey A. Jacobs and Psychiatric Solutions, Inc., dated as of November 26, 2003 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-2, filed on December 18, 2003 (Registration No. 333-110206)).

10.3†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.4	Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent, Bank of America, N.A., as revolving loan facility administrative agent, collateral agent swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

Exhibit
Number	Description
10.5	Amendment No. 1 to Psychiatric Solutions, Inc.’s Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and between Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as Term Loan Facility Administrative Agent, Bank of America, N.A., as Revolving Credit Facility Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as the Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

10.6	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8†	Psychiatric Solutions, Inc. 2006 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2006).

10.9†	Psychiatric Solutions, Inc. 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 22, 2007).

10.10†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.11†	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.12†	Third Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.13†	Psychiatric Solutions, Inc. Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.14†	Form of Incentive Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.2 to the 1997 10-K).

10.15†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.3 to the 1997 10-K).

10.16†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.17†	Amendment to the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.18†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the 1997 10-K).

10.19†	2007 Executive Officer Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 8, 2006).

10.20†	Psychiatric Solutions, Inc. 2006 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2006).

10.21†	Psychiatric Solutions, Inc. 2007 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2007).

10.22*†	Summary of Director Compensation.

10.23†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit
Number	Description
31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
On December 1, 2006, we purchased the capital stock of Alternative Behavioral Services, Inc. (“ABS”). We have excluded all of ABS from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. During 2006, ABS contributed approximately $14.6 million, or 1.4% of our net revenue, and, as of December 31, 2006, accounted for approximately $58.3 million or 7.1% of our total assets, excluding goodwill.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alternative Behavioral Services, Inc., which is included in the 2006 consolidated financial statements of Psychiatric Solutions, Inc. and constituted $208.6 million and $179.2 million of total and net assets, respectively, as of December 31, 2006 and $14.6 million and $.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Psychiatric Solutions, Inc. also did not include an evaluation of the internal control over financial reporting of Alternative Behavioral Services, Inc.
In our opinion, management’s assessment that Psychiatric Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Psychiatric Solutions, Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2007

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,541	$54,700
Accounts receivable, less allowance for doubtful accounts of $18,903 and $15,355, respectively	180,137	132,288
Prepaids and other	44,582	52,142

Total current assets	243,260	239,130
Property and equipment:
Land	118,787	79,139
Buildings	418,174	289,946
Equipment	55,328	37,968
Less accumulated depreciation	(48,483)	(28,891)

	543,806	378,162
Cost in excess of net assets acquired	761,026	526,536
Other assets	33,104	31,203

Total assets	$1,581,196	$1,175,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,294	$18,726
Salaries and benefits payable	66,438	46,872
Other accrued liabilities	45,855	34,363
Current portion of long-term debt	2,386	325

Total current liabilities	139,973	100,286
Long-term debt, less current portion	740,921	482,064
Deferred tax liability	44,924	32,151
Other liabilities	27,599	20,818

Total liabilities	953,417	635,319
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 53,421 and 52,430 issued and outstanding, respectively	534	524
Additional paid-in capital	523,193	495,768
Retained earnings	104,052	43,420

Total stockholders’ equity	627,779	539,712

Total liabilities and stockholders’ equity	$1,581,196	$1,175,031

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,026,490	$715,324	$470,969

Salaries, wages and employee benefits (including share- based compensation of $12,535 for the year ended December 31, 2006	580,223	392,309	254,897
Professional fees	97,613	73,177	52,200
Supplies	59,310	42,993	29,717
Rentals and leases	13,685	11,450	8,876
Other operating expenses	95,759	74,609	52,767
Provision for doubtful accounts	19,586	13,498	10,794
Depreciation and amortization	20,619	14,738	9,808
Interest expense	40,307	27,056	18,964
Loss on refinancing long-term debt	—	21,871	6,407

	927,102	671,701	444,430

Income from continuing operations before income taxes	99,388	43,623	26,539
Provision for income taxes	37,507	16,805	10,085

Income from continuing operations	61,881	26,818	16,454
(Loss) income from discontinued operations, net of income tax (benefit) provision of $(724), $211 and $213 for 2006, 2005 and 2004, respectively	(1,249)	336	347

Net income	60,632	27,154	16,801
Accrued preferred stock dividends	—	—	663

Net income available to common stockholders	$60,632	$27,154	$16,138

Basic earnings per share:
Income from continuing operations	$1.17	$0.60	$0.54
(Loss) income from discontinued operations, net of taxes	(0.02)	0.01	0.01

Net income	$1.15	$0.61	$0.55

Diluted earnings per share:
Income from continuing operations	$1.14	$0.58	$0.47
(Loss) income from discontinued operations, net of taxes	(0.02)	0.01	0.01

Net income	$1.12	$0.59	$0.48

Shares used in computing per share amounts:
Basic	52,953	44,792	29,140
Diluted	54,169	46,296	35,146
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Notes	Accumulated
	Common Stock		Paid-In	Receivable from	Unrealized	Retained
	Shares	Amount	Capital	Stockholders	Losses	Earnings	Total
Balance at December 31, 2003	23,873	$239	$91,303	$(338)	$(4)	$128	$91,328
Issuance of common stock	6,570	66	104,625	—	—	—	104,691
Conversion of series A convertible preferred stock	9,627	96	25,819				25,915
Payment of notes receivable from stockholders	—	—	—	338	—	—	338
Exercise of stock options and warrants	865	8	4,420	—	—	—	4,428
Income tax benefit of stock option exercises	—	—	1,673	—	—	—	1,673
Unrealized gain on investments available for sale	—	—	—	—	4	—	4
Net income available to common stockholders	—	—	—	—	—	16,138	16,138

Balance at December 31, 2004	40,935	409	227,840	—	—	16,266	244,515
Issuance of common stock, net of issuance costs	8,050	81	191,917	—	—	—	191,998
Common stock issued in acquisition	2,726	27	64,738	—	—	—	64,765
Exercise of stock options	719	7	6,378	—	—	—	6,385
Income tax benefit of stock option exercises	—	—	4,895	—	—	—	4,895
Net income	—	—	—	—	—	27,154	27,154

Balance at December 31, 2005	52,430	524	495,768	—	—	43,420	539,712
Share-based compensation	—	—	12,535	—	—	—	12,535
Common stock issued in acquisition	130	1	4,276	—	—	—	4,277
Exercise of stock options and grant of restricted stock, net of issuance costs	861	9	6,260	—	—	—	6,269
Income tax benefit of stock option exercises	—	—	4,354	—	—	—	4,354
Net income	—	—	—	—	—	60,632	60,632

Balance at December 31, 2006	53,421	$534	$523,193	$—	$—	$104,052	$627,779

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$60,632	$27,154	$16,801
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	20,619	14,738	9,808
Amortization of loan costs	1,672	1,187	691
Stock based compensation	12,535	—	—
Loss on refinancing long-term debt	—	21,871	6,407
Change in income tax assets and liabilities	35,322	9,494	6,920
Loss (income) from discontinued operations, net of taxes	1,249	(336)	(347)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,723)	(9,399)	(3,066)
Prepaids and other current assets	(9,243)	(3,673)	2,388
Accounts payable	312	2,116	(5,327)
Salaries and benefits payable	5,786	2,598	5,199
Accrued liabilities and other liabilities	5,839	13,340	391
Other	—	463	—

Net cash provided by continuing operating activities	122,000	79,553	39,865
Net cash provided by discontinued operating activities	1,707	222	295

Net cash provided by operating activities	123,707	79,775	40,160

Investing activities:
Cash paid for acquisitions, net of cash acquired	(385,078)	(514,525)	(136,495)
Capital purchases of leasehold improvements, equipment and software	(33,816)	(21,750)	(17,201)
Purchases of short-term investments	—	(29,400)	—
Sales of short-term investments	—	29,400	—
Sale of long-term securities	—	—	953
Cash paid for investments in equity method investees	—	(1,340)	—
Other assets	(594)	1,219	(1,417)

Net cash used in investing activities	(419,488)	(536,396)	(154,160)
(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Financing activities:
Net increase in revolving credit facility, less acquisitions	$101,000	$—	$—
Borrowings on long-term debt	150,000	545,000	—
Principal payments on long-term debt	(465)	(236,822)	(810)
Payment of loan and issuance costs	(1,576)	(13,932)	(2,300)
Refinancing of long-term debt	—	(15,398)	(3,844)
Excess tax benefit from share based payment arrangements	4,354	—	—
Proceeds from public offering of common stock	—	192,637	104,691
Proceeds from exercises of common stock options	6,309	6,385	4,428
Proceeds from repayment of stockholder notes	—	—	338

Net cash provided by financing activities	259,622	477,870	102,503

Net (decrease) increase in cash	(36,159)	21,249	(11,497)
Cash and cash equivalents at beginning of the year	54,700	33,451	44,948

Cash and cash equivalents at end of the year	$18,541	$54,700	$33,451

Supplemental Cash Flow Information:
Interest paid	$40,177	$16,694	$18,821

Income taxes (refunded) paid	$(2,656)	$7,490	$3,354

Effect of Acquisitions:
Assets acquired, net of cash acquired	$432,533	$624,821	$148,345
Cash paid for prior year acquisitions	—	5,793	—
Liabilities assumed	(32,819)	(51,324)	(11,850)
Common stock issued	(4,277)	(64,765)	—
Long-term debt assumed	(10,359)	—	—

Cash paid for acquisitions, net of cash acquired	$385,078	$514,525	$136,495

Significant Non-cash Transactions:
Refinancing of long-term debt	$—	$6,473	$2,563

Issuance of common stock upon conversion of series A convertible preferred stock	$—	$—	$25,915

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1. Summary of Significant Accounting Policies
     Description of Business
Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation and has its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities, we operated 74 owned or leased inpatient behavioral health care facilities with approximately 8,400 beds in 29 states, Puerto Rico and the U.S. Virgin Islands at December 31, 2006. In addition, our management contract segment manages inpatient behavioral health care units for third parties.
     Recent Developments
On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health Corporation (NASDAQ: HORC) (“Horizon Health”) in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenues of $275 million for its 2006 fiscal year, which ended August 31, 2006, primarily through the operation and management of inpatient behavioral health care facilities and units. At November 30, 2006, Horizon Health owned or leased 15 inpatient facilities with approximately 1,561 beds in 11 states. Horizon Health also provided services under 115 behavioral health and physical rehabilitation program management contracts with acute care hospitals at November 30, 2006 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”) and approval by Horizon Health’s stockholders. On February 12, 2007, we received a request for additional information (commonly referred to as a “Second Request”) from the Federal Trade Commission (“FTC”) in connection with the pending acquisition. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act. The Second Request relates to two markets. The companies intend to respond expeditiously to the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is expected during the second quarter of 2007.
     Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding stock-based compensation expense, were approximately 3% of net revenue for the year ended December 31, 2006.
The consolidated financial statements include the accounts of Psychiatric Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
All shares and per share amounts have been adjusted to reflect a 2-for-1 stock split which was completed on January 9, 2006.
     Cash and Cash Equivalents
Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2006, the majority of our cash is deposited with two financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.
     Accounts Receivable
Accounts receivable vary according to the type of service being provided. Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated doubtful accounts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 12% and 10% of net patient receivables for our owned and leased facilities segment at December 31, 2006 and 2005, respectively. Medicaid comprised approximately 32% and 36% of net patient receivables for our owned and leased facilities segment at December 31, 2006 and 2005, respectively. Concentration of credit risk from other payors is reduced by the large number of patients and payors.
Accounts receivable for our management contract segment is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated allowances for doubtful accounts. Concentration of credit risk is reduced by the large number of customers.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
     Allowance for Doubtful Accounts
Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows.
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
     Long-Lived Assets
     Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $19.8 million, $14.0 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense includes the amortization of assets recorded under capital leases.
     Cost in Excess of Net Assets Acquired (Goodwill)
We account for acquisitions using the purchase method of accounting. Goodwill is generally allocated to reporting units based on operating results. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment test of goodwill in 2006 and 2005 resulted in no goodwill impairment.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 (in thousands):

Balance at December 31, 2004	$128,962
Acquisition of Ardent Behavioral	393,017
Release of deferred tax asset valuation allowance	(395)
Other	4,952

Balance at December 31, 2005	526,536
Acquisition of National Deaf Academy	32,524
Acquisition of Alternative Behavioral Services	148,332
Other Acquisitions	53,634

Balance at December 31, 2006	$761,026

     Other Assets
Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
being amortized using the straight-line method over their estimated life, which is between 4 years and 5 years. At December 31, 2006 and 2005, contracts totaled $0.7 million and $1.4 million and are net of accumulated amortization of $2.6 million and $2.0 million, respectively. Amortization expense related to contracts was $0.7 million, $0.7 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the year ended December 31, 2007 of contracts is approximately $0.7 million.
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
Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs at December 31, 2006 and 2005 totaled $13.8 million and $13.9 million and are net of accumulated amortization of $3.3 million and $1.6 million, respectively. The weighted average amortization period for loan costs incurred in 2006 is approximately 4 years. Amortization expense related to loan costs, which is reported as interest expense, was approximately $1.7 million, $1.2 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense of loan costs for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $2.1 million, $2.1 million, $2.2 million, $1.5 million and $1.6 million, respectively.
     Other Accrued Liabilities
At December 31, 2006 and 2005, we had approximately $10.9 million and $10.6 million, respectively, of accrued interest expense in other accrued liabilities.
     Stock-Based Compensation
We adopted Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), under the modified-prospective transition method on January 1, 2006. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS 123R for all share-based payments granted on or after January 1, 2006. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS 123. Prior to the adoption of SFAS 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
     Derivatives
We have entered into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively convert $38.7 million of fixed-rate long-term debt to a LIBOR indexed variable rate instrument plus an agreed upon interest rate spread. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we have designated our interest rate swap agreements as fair value hedges. Accordingly, the changes in the fair value of the interest rate swaps are recorded as interest expense. If our derivatives were deemed to be cash flow hedges under SFAS 133, changes in the fair value of the derivatives would be recognized as other comprehensive income and recorded on the income statement in the period when the hedged item affects earnings. We believe our interest rate swap agreements to be highly effective in offsetting fair value changes in our hedged fixed-rate long-term debt.
     Risk Management
We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2006, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $18.1 million and $13.8 million as of December 31, 2006 and 2005, respectively.
We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory workers’ compensation program is fully insured with a $350,000 deductible per accident. We believe that adequate provision has been made for workers’ compensation and professional and general liability risk exposures. The reserve for workers’ compensation liability was approximately $18.7 million and $13.5 million as of December 31, 2006 and 2005, respectively.
     Fair Value of Financial Instruments
The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. At December 31, 2006, the carrying value and fair value of our 7 3/4% Senior Subordinated Notes (the “7 3/4% Notes”) was $220 million and $218.6 million, respectively, and the carrying value and fair value of our 10 5/8% Senior Subordinated Notes (the “10 5/8% Notes”) was $38.7 million and $42.4 million, respectively. At December 31, 2005, the carrying value and fair value of our 7 3/4% Notes was $220 million and $227.4 million, respectively, and the carrying value and fair value of our 10 5/8% Notes was $38.7 million and $44.0 million, respectively.
     Reclassifications
Certain reclassifications have been made to the prior year to conform with current year presentation.
     Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, defines the confidence level that a tax position must meet in order to be recognized in the financial statements and requires additional disclosures. FIN 48 is effective for us as of the interim reporting period beginning January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We expect to adopt SFAS 157 effective January 1, 2008. We have not fully evaluated the impact the adoption of SFAS 157 will have, if any, on our consolidated financial statements.
2. Revenue
Revenue consists of the following amounts (in thousands):

	December 31,
	2006	2005	2004
Patient service revenue	$973,535	$663,236	$419,701
Management contract and other revenue	52,955	52,088	51,268

Total revenue	$1,026,490	$715,324	$470,969

Patient Service Revenue
Patient service revenue is generated by our inpatient facilities as a result of providing services provided to patients on an inpatient and outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. During the years ended December 31, 2006 and 2005, approximately 36% and 35%, respectively, of our revenue was obtained from providing services to patients participating in the Medicaid program. During the years ended December 31, 2006 and 2005, approximately 13% of our revenue was obtained from providing services to patients participating in the Medicare program.
We provide care without charge to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Medicaid programs often occur in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions.
Our revenue is particularly sensitive to regulatory and economic changes in the State of Texas. At December 31, 2006, we operated ten inpatient facilities in Texas. At December 31, 2005 and 2004, we operated eight inpatient facilities in Texas. We generated approximately 17%, 19% and 28% of our revenue from our Texas operations for the years ended December 31, 2006, 2005 and 2004, respectively.
Management Contract and Other Revenue
Our inpatient management contract and other segment primarily provides inpatient psychiatric management and development services to hospitals and clinics. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured.
3. Earnings Per Share
SFAS No. 128, Earnings per Share (“SFAS 128”), requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. We have calculated earnings per share in accordance with SFAS 128 for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	Year ended December 31,
	2006	2005	2004
Numerator:
Basic earnings per share:
Income from continuing operations	$61,881	$26,818	$16,454
Accrued dividends on series A convertible preferred stock	—	—	663

Income from continuing operations used in computing basic earnings per share	61,881	26,818	15,791
(Loss) income from discontinued operations, net of taxes	(1,249)	336	347

Net income available to common stockholders	$60,632	$27,154	$16,138

Diluted earnings per share:
Income from continuing operations	$61,881	$26,818	$16,454
(Loss) income from discontinued operations, net of taxes	(1,249)	336	347

Net income used in computing diluted earnings per share	$60,632	$27,154	$16,801

Denominator:
Weighted average shares outstanding for basic earnings per share	52,953	44,792	29,140
Effects of dilutive stock options and warrants outstanding	1,216	1,504	1,139
Effect of dilutive series A convertible preferred stock outstanding	—	—	4,867

Shares used in computing diluted earnings per common share	54,169	46,296	35,146

Basic earnings per share:
Income from continuing operations	$1.17	$0.60	$0.54
(Loss) income from discontinued operations, net of taxes	(0.02)	0.01	0.01

	$1.15	$0.61	$0.55

Diluted earnings per share:
Income from continuing operations	$1.14	$0.58	$0.47
(Loss) income from discontinued operations, net of taxes	(0.02)	0.01	0.01

	$1.12	$0.59	$0.48

4. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated three of our contracts to manage state-owned inpatient facilities during 2006, two of our contracts during 2005 and three of our contracts during 2004. The operations of these contracts were previously reported within our management contract segment. In 2006, we sold a therapeutic boarding school, previously reported within our owned and leased facilities segment. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	Year Ended December 31,
	2006	2005	2004
Revenue	$2,085	$14,911	$26,904

Salaries, wages and employee benefits	1,597	10,331	18,646
Professional fees	116	836	2,039
Supplies	226	1,318	2,329
Rentals and leases	97	256	295
Other operating expenses	1,882	1,398	2,877
Provision for doubtful accounts	118	68	80
Depreciation and amortization	22	109	78
Interest expense	—	48	—

	4,058	14,364	26,344

(Loss) income from discontinued operations before income taxes	(1,973)	547	560
(Benefit) provision for income taxes	(724)	211	213

(Loss) income from discontinued operations, net of income taxes	$(1,249)	$336	$347

5. Acquisitions
     2006 ACQUISITIONS
During 2006, we completed the acquisitions of 19 inpatient behavioral health care facilities with an aggregate of 1,900 beds, including the December 1, 2006 purchase of the capital stock of Alternative Behavioral Services, Inc. (“ABS”), which owns and operates nine inpatient facilities. Each acquisition was accounted for by the purchase method. The aggregate purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the period subsequent to the acquisition date. As the acquisition of ABS involved the acquisition of stock, the goodwill associated with this acquisition is not deductible for federal income tax purposes. The purchase price allocation for ABS and certain other 2006 acquisitions is preliminary as of December 31, 2006, pending final measurement of certain assets and liabilities related to the acquisitions.
The following table summarizes the preliminary allocation of the aggregate purchase price of ABS at December 31, 2006 (in thousands):

ABS
Assets acquired:
Accounts receivable	$23,579
Other current assets	7,542
Fixed assets	62,852
Costs in excess of net assets acquired	148,332
Other assets	2,249

244,554
Liabilities assumed	26,848
Common stock issued	4,277

Cash paid, net of cash acquired	$213,429

     2005 ACQUISITIONS
On July 1, 2005, we acquired Ardent Health Services, Inc. (“Ardent Behavioral”), an owner and operator of 20 inpatient behavioral health care facilities. This acquisition was accounted for by the purchase method. The aggregate purchase price of this transaction was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the period subsequent to the acquisition date. As the acquisition of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Ardent Behavioral involved the acquisition of stock, the goodwill associated with this acquisition is not deductible for federal income tax purposes.
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

     2004 ACQUISITIONS
During 2004, we acquired two inpatient behavioral health care facilities from Brentwood Behavioral Health (“Brentwood”) and four inpatient behavioral health care facilities from Heartland Healthcare (“Heartland”). These acquisitions were accounted for by the purchase method. The aggregate purchase price of these transactions was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for periods subsequent to the respective acquisition dates. The goodwill associated with the other acquisitions during 2004 is deductible for federal income tax purposes.
The following table summarizes the allocation of the aggregate purchase price of the aforementioned acquisitions (in thousands):

	Brentwood	Heartland	Other	Total
Assets acquired:
Accounts receivable	$4,086	$8,637	$4,999	$17,722
Other current assets	214	166	692	1,072
Fixed assets	27,868	17,563	14,175	59,606
Costs in excess of net assets acquired	3,956	44,714	18,604	67,274
Other assets	1,899	30	115	2,044

	38,023	71,110	38,585	147,718
Liabilities assumed	7,087	4,481	3,632	15,200

Cash paid, net of cash acquired	$30,936	$66,629	$34,953	$132,518

     Other Information
The following represents the unaudited pro forma results of consolidated operations as if the aforementioned acquisitions from 2005 and 2004 had occurred at the beginning of the immediate preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values and changes in interest expense resulting from changes in consolidated debt:

	2005	2004
Revenue	$877,275	$810,875
Net income available to common stockholders	34,515	25,430

Earnings per common share, basic	$0.75	$0.80
The pro forma information for the years ended December 31, 2005 and 2004 includes losses from refinancing long-term debt of approximately $21.9 million and $6.4 million, respectively. The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
6. Long-term debt
Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.7% at December 31, 2006	$101,000	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 7.1% at December 31, 2006	350,000	200,000
7 3/4% Notes	220,000	220,000
10 5/8% Notes	38,681	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	27,062	23,377
Other	6,564	331

	743,307	482,389
Less current portion	2,386	325

Long-term debt	$740,921	$482,064

Senior Credit Facility
As a result of entering into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and terminating our former senior credit facility, we recorded a loss on refinancing long-term debt of $6.4 million during 2004. On December 21, 2004, our Credit Agreement with Bank of America was amended and restated to provide for a revolving credit facility of up to $150 million. On July 1, 2005, we amended and restated our Credit Agreement to include a $325 million senior secured term loan facility with Citicorp North America, Inc. We borrowed $325 million on the senior secured term loan facility on July 1, 2005 to finance a portion of the purchase price for the Ardent Behavioral acquisition. During the quarter ended September 30, 2005, we repaid $125 million of the senior secured term loan facility with a portion of the proceeds received from the sale of 8,050,000 shares of our common stock. On December 1, 2006, we amended our Credit Agreement to increase our senior secured term loan facility by $150 million and to increase our revolving credit facility to $300 million. On December 1, 2006, we borrowed $150 million under our senior secured term loan facility and $60 million under our revolving credit facility to finance the acquisition of ABS. Beginning March 31, 2007 until July 1, 2012, we must make quarterly principal payments of $375,000 on our senior secured term loan facility. At July 1, 2012, the balance of our senior secured term loan facility is payable in full.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2006, we had $101 million in borrowings outstanding and $198.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.25% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $0.7 million for the year ended December 31, 2006.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of December 31, 2006, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Proceeds from the issuance of these notes were used to repay indebtedness on the $150 million bridge loan, which financed a portion of the purchase price for the acquisition of Ardent Behavioral, and to repay approximately $61.3 million of our 10 5/8% Notes. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2006. The 7 3/4% Notes will mature on July 15, 2015.
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
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). In connection with the purchase of real estate at a formerly leased inpatient facility, we assumed a mortgage loan agreement insured by HUD of approximately $4.0 million in 2006. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, and Canyon Ridge Hospital in Chino, California. Interest accrues on the Holly Hill, West Oaks, Riveredge, and Canyon Ridge HUD loans at 6.0%, 5.9%, 5.7%, and 7.6% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038 and January 2036, respectively. The carrying amount of assets held as collateral approximated $29.6 million at December 31, 2006.
Other
The aggregate maturities of long-term debt, including capital lease obligations, are as follows (in thousands):

2007	$2,386
2008	2,431
2009	103,345
2010	2,168
2011	2,155
Thereafter	630,822

Total	$743,307

7. Series A Convertible Preferred Stock
In conjunction with our acquisitions of The Brown Schools, Inc. and Ramsay Youth Services, Inc., we issued 4,545,454 shares of our series A convertible preferred stock for $25.0 million in equal installments in April and June of 2003. Each share of series A convertible preferred stock was convertible into one share of our common stock. Holders of our series A convertible preferred stock were entitled to receive pay-in-kind dividends, compounded quarterly, equal to 5% per share of the original share price through March 31, 2005 and 7% per share of the original share price thereafter. Because we may have been required to redeem the series A convertible preferred stock upon certain change of control events that may not have been within our control, the series A convertible preferred stock was classified outside of our permanent stockholders’ equity. During the year ended December 31, 2004, the holders of our series A convertible preferred stock converted all shares of series A convertible preferred stock and related accrued dividends into 9,626,940 shares of our common stock.
8. Leases
At December 31, 2006, future minimum lease payments under operating leases having an initial or remaining non-cancelable lease

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
term in excess of one year are as follows (in thousands):

2007	$10,405
2008	8,825
2009	7,676
2010	5,019
2011	3,173
Thereafter	16,160

Total	$51,258

9. Income Taxes
Total provision for income taxes for the years ended December 31, 2006, 2005 and 2004 was allocated as follows (in thousands):

	2006	2005	2004
Provision for income taxes attributable to income from continuing operations	$37,507	$16,805	$10,085
(Benefit from) provision for income taxes attributable to income from discontinued operations	(724)	211	213

Total provision for income taxes	$36,783	$17,016	$10,298

The provision for (benefit from) income taxes attributable to income from continuing operations consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$10,127	$(1,802)	$9,820
State	2,394	2,701	1,609
Foreign	219	—	—

	12,740	899	11,429

Deferred:
Federal	24,132	16,580	(1,279)
State	342	(908)	(244)
Foreign	293	234	179

	24,767	15,906	(1,344)

Provision for income taxes	$37,507	$16,805	$10,085

The tax benefits associated with nonqualified stock options decreased the current tax liability by $5.2 million, $4.3 million, and $2.2 million in 2006, 2005 and 2004, respectively. Such benefits were recorded as increases to stockholders’ equity.
The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to income from continuing operations is as follows (in thousands):

	2006	2005	2004
Federal tax	$34,786	$15,268	$9,289
State income taxes (net of federal)	1,779	1,165	887
Other	942	372	(91)

Provision for income taxes	$37,507	$16,805	$10,085

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2006 and 2005 are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$11,708	$34,370
Allowance for doubtful accounts	3,562	5,067
Alternative minimum tax credit carryovers	1,150	1,601
Accrued liabilities	14,027	12,603

Total gross deferred tax assets	30,447	53,641
Less: Valuation allowance	(2,988)	(4,053)

Total deferred tax assets	27,459	49,588
Deferred tax liabilities:
Intangible assets	(16,404)	(11,092)
Property and equipment	(43,690)	(40,252)

Net deferred tax liability	$(32,635)	$(1,756)

Deferred income taxes of $12.4 million and $30.4 million at December 31, 2006 and 2005, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $44.9 million and $32.2 million at December 31, 2006 and 2005, respectively. In connection with the Ardent Behavioral acquisition, we recorded net deferred tax assets of approximately $12.1 million as of December 31, 2005, with a corresponding reduction in goodwill. Ardent Behavioral’s final income tax returns for the period ending on the acquisition date had not been completed at the time of that filing. We completed the determination of deferred tax assets and liabilities resulting from the Ardent Behavioral acquisition in 2006 after Ardent Behavioral filed its final income tax returns for the period ended July 1, 2005. As a result, we reduced net deferred tax assets from the Ardent Behavioral acquisition by $4.0 million, with a corresponding increase in goodwill.
Current accounting standards generally accepted in the United States (“GAAP”) require that deferred income taxes reflect the tax consequences of differences between the tax bases of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have recorded valuation allowances of $3.0 million, $4.1 million and $3.4 million at December 31, 2006, 2005 and 2004, respectively. The net change in valuation allowance was a decrease of $1.1 million for the year ended December 31, 2006 and an increase of $0.6 million for the year ended December 31, 2005. The valuation allowance reported as of December 31, 2006 of $3.0 million relates primarily to amounts recorded in various acquisitions and any subsequent reductions to this valuation allowance would reduce goodwill. Reductions in valuation allowances of $0.4 million and $0.2 million during the years ended December 31, 2006 and December 31, 2005, respectively, were allocated to reduce goodwill.
As of December 31, 2006, we had federal net operating loss carryforwards of $15.8 million expiring in the years 2018 through 2022, state net operating loss carryforwards of $99.8 million expiring in various years through 2026, foreign net operating loss carryforwards of $2.9 million expiring through 2011 and an alternative minimum tax credit carryover of approximately $1.1 million available to reduce future federal income taxes.
10. Stock Option Plans
The Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) was amended at our 2006 Annual Meeting of Stockholders to increase the number of shares of our common stock subject to grant under the Equity Incentive Plan to 11,116,666 from 9,866,666. Under the Equity Incentive Plan, options or other stock based compensation may be granted for terms of up to ten years. Grants to employees are generally exercisable in annual increments of 25% each year, commencing on the date of grant or one year after the date of grant. The exercise prices of stock options are equal to the closing sales prices of our common stock on the date of grant or the trading day immediately preceding the date of grant.
A maximum of 683,334 shares of our common stock are authorized for grant as stock options under the Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (the “Directors’ Plan”). The Director’s Plan provides for a grant of 8,000 stock options at each annual meeting of stockholders to each outside director at the fair market value of our common stock on the trading day immediately preceding the date of grant. The Directors’ Plan also provides for an initial grant of 12,000 stock options to each new outside director on the date of the director’s initial election or appointment to the board of directors. The options vest 25% on the grant date and 25% on the succeeding three anniversaries of the grant date and generally have terms of ten years.
Stock option activity during 2006 is as follows (number of options and aggregate intrinsic value in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	4,472	$13.01	n/a	n/a
Granted	2,134	$32.75	n/a	n/a
Canceled	(144)	$17.31	n/a	n/a
Exercised	(807)	$7.82	n/a	n/a

Outstanding at December 31, 2006	5,655	$20.76	8.0	$94,780

Exercisable at December 31, 2006	2,355	$14.34	7.3	$54,579

We recognized approximately $12.5 million in share-based compensation expense and approximately $4.7 million of related income tax benefit for the year ended December 31, 2006. Share-based compensation expense for the year ended December 31, 2006 includes $2.2 million recorded in the quarter ended March 31, 2006 resulting from reversing the cancellation and accelerating the vesting of 89,014 stock options previously granted to our former Chief Operating Officer. Remaining share-based compensation expense was recorded as a result of adopting SFAS 123R. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.14 per share for the year ended December 31, 2006, respectively. Also as a result of adopting SFAS 123R, we classified $4.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 as a cash flow from financing activities in our Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2006. Prior to the adoption of SFAS 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model. We recognize expense on all share-based awards on a straight-line basis over the requisite service period of the entire award.
For periods presented prior to the adoption of SFAS 123R, pro forma information regarding net income and earnings per share as required by SFAS 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows (in thousands, except per share amounts):

	2005	2004
Net income available to common stockholders	$27,154	$16,138
Pro forma compensation expense from stock options, net of tax	4,361	1,691

Pro forma net income	$22,793	$14,447

Basic earnings per share:
As reported	$0.61	$0.55
Pro forma	$0.51	$0.50
Diluted earnings per share:
As reported	$0.59	$0.48
Pro forma	$0.49	$0.43
The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Weighted average grant-date fair value of options	$9.96	$7.73	$3.66
Risk-free interest rate	5%	4%	3%
Expected volatility	31%	33%	32%
Expected life	4	5	5
Dividend yield	0%	0%	0%
Our estimate of expected volatility for stock options granted in 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at December 31, 2006, we estimate remaining unrecognized share-based compensation expense to be approximately $17.7 million with a weighted average remaining amortization period of 2.6 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $19.4 million, $11.8 million and $6.6 million, respectively.
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
     Employment Agreements
Effective August 6, 2002, we entered into a Second Amended and Restated Employment Agreement with Joey A. Jacobs, our Chairman, Chief Executive Officer and President. The Second Amended and Restated Employment Agreement was amended on November 26, 2003. Mr. Jacobs’ agreement provides for an annual base salary and an annual cash incentive compensation award tied to objective criteria as established by the Board of Directors. The employment agreement had an initial term through December 31, 2003 and automatically renews for one year periods absent 30 days prior notice from either party.
Mr. Jacobs’ employment agreement provides for various payments to Mr. Jacobs upon cessation of employment, depending on the circumstances. If we terminate Mr. Jacobs’s employment “without cause” or if he resigns pursuant to a constructive discharge, then (i) all options scheduled to vest during the succeeding 24 month period will immediately vest and will remain exercisable for 12 months from the date of termination, (ii) Mr. Jacobs will receive a cash payment equal to 200% of his base salary and bonus earned during the twelve months prior to termination, and (iii) all benefits and perquisites will continue for 18 months. In the event of a change in control, his employment agreement requires that we pay him 200% of his base salary and bonus earned in the twelve months prior to termination, paid out over a period of 24 months, and to continue all benefits and perquisites for 18 months.
     Current Operations
Final determination of amounts earned under prospective payment and cost-reimbursement arrangements is subject to review by appropriate governmental authorities or their agents. We believe adequate provision has been made for any adjustments that may result from such reviews.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in substantial compliance with all applicable laws and regulations and are not aware of any material pending or threatened investigations involving allegations of potential wrongdoing. While no material regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.
We have acquired and may continue to acquire corporations and other entities with prior operating histories. Acquired entities may have unknown or contingent liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
fraud and abuse and similar anti-referral laws. Although we attempt to assure ourselves that no such liabilities exist and obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
13. Related Party Transactions
In January 2000, PMR loaned Mark. P. Clein, PMR’s chief executive officer at the time and currently one of our directors, approximately $0.5 million pursuant to promissory notes for the purchase of stock in connection with the exercise of stock options (the “Stock Notes”). The Stock Notes, due December 31, 2004, bear interest at the rate of 6.21% per annum and are with recourse in addition to being secured by stock under pledge agreements. PMR also received promissory notes from Mr. Clein for up to approximately $0.3 million for tax liabilities related to the purchase of such stock (the “Tax Notes”). The Tax Notes, due December 31, 2004, bore interest at the rate of 6.21% and were secured by stock pledges, but were otherwise without recourse. During the third quarter of 2004, Mr. Clein repaid the remaining principal balance of approximately $0.3 million on the Stock Notes and Tax Notes.
William M. Petrie, M.D., a member of our Board of Directors, serves as President of Psychiatric Consultants, P.C. (“PCPC”), a practice group managed by us, and owns a 14% interest in PCPC. The initial term of the management agreement was for three years. It was renewed for additional three year terms on April 11, 2000, April 11, 2003, and April 11, 2006. The management agreement will continue to automatically renew for three year terms unless terminated by either party. Our management fee was for the years ended December 31, 2006, 2005 and 2004 was $0.1 million. At December 31, 2006 and 2005, PCPC owed us $0.1 million.
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
14. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we operate two reportable segments: (1) owned and leased facilities and (2) management contracts and other. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of December 31, 2006, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 66 owned and 8 leased inpatient facilities in 29 states, Puerto Rico and the U.S. Virgin Islands. The management contracts and other segment primarily provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Year Ended December 31, 2006

	Owned and	Management
	Leased	Contracts
	Facilities	and Other	Corporate	Consolidated
Revenue	$973,535	$52,955	$—	$1,026,490

Adjusted EBITDA	$192,328	$9,090	$(28,569)	$172,849
Interest expense, net	13,426	2	26,879	40,307
Provision for income taxes	—	—	37,507	37,507
Depreciation and amortization	18,666	693	1,260	20,619
Inter-segment expenses	28,770	1,913	(30,683)	—
Other expenses:
Share-based compensation	—	—	12,535	12,535

Total other expenses	—	—	12,535	12,535

Income (loss) from continuing operations	$131,466	$6,482	$(76,067)	$61,881

Total assets	$1,457,449	$50,934	$72,813	$1,581,196

Capital expenditures	$28,838	$89	$4,889	$33,816

Cost in excess of net assets acquired	$730,995	$30,031	$—	$761,026

Year Ended December 31, 2005

	Owned and	Management
	Leased	Contracts
	Facilities	and Other	Corporate	Consolidated
Revenue	$663,236	$52,088	$—	$715,324

Adjusted EBITDA	$120,930	$10,074	$(23,716)	$107,288
Interest expense, net	16,406	—	10,650	27,056
Provision for income taxes	2,142	—	14,663	16,805
Depreciation and amortization	13,308	680	750	14,738
Inter-segment expenses	25,716	2,919	(28,635)	—
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	21,871

Total other expenses	—	—	21,871	21,871

Income (loss) from continuing operations	$63,358	$6,475	$(43,015)	$26,818

Total assets	$1,017,347	$29,285	$128,399	$1,175,031

Capital expenditures	$17,592	$52	$4,106	$21,750

Cost in excess of net assets acquired	$506,160	$20,376	$—	$526,536

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Year Ended December 31, 2004

	Owned and	Management
	Leased	Contracts
	Facilities	and Other	Corporate	Consolidated
Revenue	$419,701	$51,268	$—	$470,969
Adjusted EBITDA	$66,351	$10,007	$(14,640)	$61,718
Interest expense, net	19,645	(15)	(666)	18,964
Provision for income taxes	2,737	—	7,348	10,085
Depreciation and amortization	8,366	1,082	360	9,808
Inter-segment expenses	11,471	2,968	(14,439)	—
Other expenses:
Loss on refinancing long-term debt	—	—	6,407	6,407

Total other expenses	—	—	6,407	6,407

Income (loss) from continuing operations	$24,132	$5,972	$(13,650)	$16,454

Total assets	$401,633	$31,217	$63,834	$496,684

Capital expenditures	$15,632	$—	$1,569	$17,201

Cost in excess of net assets acquired	$105,121	$23,841	$—	$128,962

15. Other Information
A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2004	$7,083	$10,794	$3,253	$10,468	$10,662
Year ended December 31, 2005	10,662	13,498	5,844	14,649	15,355
Year ended December 31, 2006	15,355	19,586	12,224	28,262	18,903

(1)	Allowances as a result of acquisition.
16. Quarterly Information (Unaudited)
Summarized results for each quarter in the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenue	$242,312	$248,404	$254,814	$280,960
Income from continuing operations	$12,398	$15,869	$15,570	$18,044
Net income	$12,192	$15,361	$15,524	$17,555

Earnings per share:
Basic	$0.23	$0.29	$0.29	$0.33
Diluted	$0.23	$0.28	$0.29	$0.32

2005
Revenue	$134,268	$139,490	$220,458	$221,108
Income from continuing operations	$3,196	$8,746	$1,076	$13,800
Net income	$3,328	$8,707	$1,179	$13,940

Earnings per share:
Basic	$0.08	$0.21	$0.03	$0.27
Diluted	$0.08	$0.21	$0.03	$0.26

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
As discussed in Note 4, we terminated three of our contracts to manage state-owned inpatient facilities during 2006, two of our contracts during 2005 and three of our contracts during 2004. In 2006, we sold a therapeutic boarding school, previously reported within our owned and leased facilities segment. In accordance with SFAS 144, these operations, net of income tax, have been presented as discontinued operations and all prior quarterly data has been reclassified.
We incurred losses on refinancing long-term debt of approximately $7.0 million and $14.9 million during the first and third quarters of 2005, respectively.
17. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,118	$17,423	$—	$18,541
Accounts receivable, net	—	180,137	—	—	180,137
Prepaids and other	—	43,372	1,210	—	44,582

Total current assets	—	224,627	18,633	—	243,260
Property and equipment, net of accumulated depreciation	—	515,311	36,085	(7,590)	543,806
Cost in excess of net assets acquired	—	761,026	—	—	761,026
Investment in subsidiaries	681,856	—	—	(681,856)	—
Other assets	12,349	17,050	3,705	—	33,104

Total assets	$694,205	$1,518,014	$58,423	$(689,446)	$1,581,196

Current Liabilities:
Accounts payable	$—	$25,294	$—	$—	$25,294
Salaries and benefits payable	—	66,438	—	—	66,438
Other accrued liabilities	13,247	32,461	1,737	(1,590)	45,855
Current portion of long-term debt	2,084	—	302	—	2,386

Total current liabilities	15,331	124,193	2,039	(1,590)	139,973
Long-term debt, less current portion	714,061	—	26,860	—	740,921
Deferred tax liability	—	44,924	—	—	44,924
Other liabilities	6,539	12,140	8,920	—	27,599

Total liabilities	735,931	181,257	37,819	(1,590)	953,417
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(41,726)	1,336,757	20,604	(687,856)	627,779

Total liabilities and stockholders’ (deficit) equity	$694,205	$1,518,014	$58,423	$(689,446)	$1,581,196

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$44,115	$10,585	$—	$54,700
Accounts receivable, net	—	132,288	—	—	132,288
Prepaids and other	—	52,142	—	—	52,142

Total current assets	—	228,545	10,585	—	239,130
Property and equipment, net of accumulated depreciation	—	356,816	29,179	(7,833)	378,162
Cost in excess of net assets acquired	—	526,536	—	—	526,536
Investment in subsidiaries	444,888	—	—	(444,888)	—
Other assets	12,441	15,347	3,415	—	31,203

Total assets	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

Current Liabilities:
Accounts payable	$—	$18,726	$—	$—	$18,726
Salaries and benefits payable	—	46,872	—	—	46,872
Other accrued liabilities	12,994	21,056	313	—	34,363
Current portion of long-term debt	77	—	248	—	325

Total current liabilities	13,071	86,654	561	—	100,286
Long-term debt, less current portion	458,935	—	23,129	—	482,064
Deferred tax liability	—	32,151	—	—	32,151
Other liabilities	3,011	9,544	8,263	—	20,818

Total liabilities	475,017	128,349	31,953	—	635,319
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(17,688)	998,895	11,226	(452,721)	539,712

Total liabilities and stockholders’ (deficit) equity	$457,329	$1,127,244	$43,179	$(452,721)	$1,175,031

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,026,490	$11,601	$(11,601)	$1,026,490
Salaries, wages and employee benefits	—	580,223	—	—	580,223
Professional fees	—	96,590	1,023	—	97,613
Supplies	—	59,310	—	—	59,310
Rentals and leases	—	13,685	—	—	13,685
Other operating expenses	—	94,948	2,504	(1,693)	95,759
Provision for doubtful accounts	—	19,586	—	—	19,586
Depreciation and amortization	—	19,773	1,089	(243)	20,619
Interest expense	39,105	—	1,202	—	40,307

	39,105	884,115	5,818	(1,936)	927,102

(Loss) income from continuing operations before income taxes	(39,105)	142,375	5,783	(9,665)	99,388
(Benefit from) provision for income taxes	(15,067)	52,457	117	—	37,507

(Loss) income from continuing operations	(24,038)	89,918	5,666	(9,665)	61,881
(Loss) income from discontinued operations, net of taxes	—	(1,249)	—	—	(1,249)

Net (loss) income	$(24,038)	$88,669	$5,666	$(9,665)	$60,632

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$715,324	$11,073	$(11,073)	$715,324
Salaries, wages and employee benefits	—	392,309	—	—	392,309
Professional fees	—	72,703	474	—	73,177
Supplies	—	42,993	—	—	42,993
Rentals and leases	—	11,450	—	—	11,450
Other operating expenses	—	73,808	8,313	(7,512)	74,609
Provision for doubtful accounts	—	13,498	—	—	13,498
Depreciation and amortization	—	14,005	976	(243)	14,738
Interest expense	25,823	—	1,233	—	27,056
Loss on refinancing long-term debt	21,871	—	—	—	21,871

	47,694	620,766	10,996	(7,755)	671,701

(Loss) income from continuing operations before income taxes	(47,694)	94,558	77	(3,318)	43,623
(Benefit from) provision for income taxes	(18,376)	35,181	—	—	16,805

(Loss) income from continuing operations	(29,318)	59,377	77	(3,318)	26,818
Income from discontinued operations, net of taxes	—	336	—	—	336

Net (loss) income	$(29,318)	$59,713	$77	$(3,318)	$27,154

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$470,969	$3,702	$(3,702)	$470,969
Salaries, wages and employee benefits	—	254,897	—	—	254,897
Professional fees	—	52,142	58	—	52,200
Supplies	—	29,717	—	—	29,717
Rentals and leases	—	8,876	—	—	8,876
Other operating expenses	—	52,757	618	(608)	52,767
Provision for doubtful accounts	—	10,794	—	—	10,794
Depreciation and amortization	—	9,076	975	(243)	9,808
Interest expense	17,469	—	1,495	—	18,964
Loss on refinancing long-term debt	6,407	—	—	—	6,407

	23,876	418,259	3,146	(851)	444,430

(Loss) income from continuing operations before income taxes	(23,876)	52,710	556	(2,851)	26,539
(Benefit from) provision for income taxes	(9,073)	19,158	—	—	10,085

(Loss) income from continuing operations	(14,803)	33,552	556	(2,851)	16,454
Income from discontinued operations, net of taxes	—	347	—	—	347

Net (loss) income	(14,803)	33,899	556	(2,851)	16,801
Accrued preferred stock dividends	663	—	—	—	663

Net (loss) income available to common stockholders	$(15,466)	$33,899	$556	$(2,851)	$16,138

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,038)	$88,669	$5,666	$(9,665)	$60,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	19,773	1,089	(243)	20,619
Amortization of loan costs	1,627	—	45	—	1,672
Stock based compensation	—	12,535	—	—	12,535
Change in income tax assets and liabilities	—	35,205	117	—	35,322
Loss from discontinued operations	—	1,249	—	—	1,249
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(12,723)	—	—	(12,723)
Prepaids and other current assets	—	(10,453)	1,210	—	(9,243)
Accounts payable	—	312	—	—	312
Salaries and benefits payable	—	5,786	—	—	5,786
Accrued liabilities and other liabilities	(1,366)	5,050	2,155	—	5,839

Net cash (used in) provided by continuing operating activities	(23,777)	145,403	10,282	(9,908)	122,000
Net cash provided by discontinued operating activities	—	1,707	—	—	1,707

Net cash (used in) provided by operating activities	(23,777)	147,110	10,282	(9,908)	123,707

Investing activities:
Cash paid for acquisitions, net of cash acquired	(385,078)	—	—	—	(385,078)
Capital purchases of leasehold improvements, equipment and software	—	(33,816)	—	—	(33,816)
Other assets	—	(611)	17	—	(594)

Net cash (used in) provided by investing activities	(385,078)	(34,427)	17	—	(419,488)
Financing activities:
Net increase in revolving credit facility, less acquisitions	101,000	—	—	—	101,000
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(187)	—	(278)	—	(465)
Net transfers to and from members	153,309	(160,034)	(3,183)	9,908	—
Payment of loan and issuance costs	(1,576)	—	—	—	(1,576)
Excess tax benefits from share-based payment arrangements	—	4,354	—	—	4,354
Proceeds from exercises of common stock options	6,309	—	—	—	6,309

Net cash provided by (used in) financing activities	408,855	(155,680)	(3,461)	9,908	259,622

Net (decrease) increase in cash	—	(42,997)	6,838	—	(36,159)
Cash and cash equivalents at beginning of year	—	44,115	10,585	—	54,700

Cash and cash equivalents at end of year	$—	$1,118	$17,423	$—	$18,541

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(29,318)	$59,713	$77	$(3,318)	$27,154
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,005	976	(243)	14,738
Amortization of loan costs	1,140	—	47	—	1,187
Loss on refinancing long-term debt	21,871	—	—	—	21,871
Change in income tax assets and liabilities	—	9,494	—	—	9,494
Income from discontinued operations	—	(336)	—	—	(336)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,399)	—	—	(9,399)
Prepaids and other current assets	—	(4,647)	974	—	(3,673)
Accounts payable	—	2,116	—	—	2,116
Salaries and benefits payable	—	2,598	—	—	2,598
Accrued liabilities and other liabilities	10,965	(4,519)	6,894	—	13,340
Other	—	463	—	—	463

Net cash provided by (used in) continuing operating activities	4,658	69,488	8,968	(3,561)	79,553
Net cash provided by discontinued operating activities	—	222	—	—	222

Net cash provded by (used in) operating activities	4,658	69,710	8,968	(3,561)	79,775

Investing activities:
Cash paid for acquisitions, net of cash acquired	(514,525)	—	—	—	(514,525)
Capital purchases of property and equipment	—	(21,750)	—	—	(21,750)
Purchases of short-term investments	(29,400)	—	—	—	(29,400)
Sales of short-term investments	29,400	—	—	—	29,400
Cash paid for investments in equity method investees	—	(1,340)	—	—	(1,340)
Other assets	—	1,115	104	—	1,219

Net cash (used in) provided by investing activities	(514,525)	(21,975)	104	—	(536,396)
Financing activities:
Borrowings on long-term debt	545,000	—	—	—	545,000
Principal payments on long-term debt	(236,587)	—	(235)	—	(236,822)
Net transfers to and from members	31,762	(34,608)	(715)	3,561	—
Payment of loan and issuance costs	(13,932)	—	—	—	(13,932)
Refinancing of long-term debt	(15,398)	—	—	—	(15,398)
Proceeds from public offering of common stock	192,637	—	—	—	192,637
Proceeds from exercises of common stock options	6,385	—	—	—	6,385

Net cash provided by (used in) financing activities	509,867	(34,608)	(950)	3,561	477,870

Net increase in cash	—	13,127	8,122	—	21,249
Cash and cash equivalents at beginning of year	—	30,988	2,463	—	33,451

Cash and cash equivalents at end of year	$—	$44,115	$10,585	$—	$54,700

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating Activities:
Net (loss) income	$(14,803)	$33,899	$556	$(2,851)	$16,801
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	9,076	975	(243)	9,808
Amortization of loan costs	691	—	—	—	691
Loss on refinancing long-term debt	6,407	—	—	—	6,407
Change in income tax assets and liabilities	—	6,920	—	—	6,920
Income from discontinued operations, net of taxes	—	(347)	—	—	(347)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(2,110)	(956)	—	(3,066)
Prepaids and other current assets	—	2,388	—	—	2,388
Accounts payable	—	(5,327)	—	—	(5,327)
Salaries and benefits payable	—	5,199	—	—	5,199
Accrued liabilities and other liabilities	(363)	149	605	—	391

Net cash (used in) provided by continuing operating activities	(8,068)	49,847	1,180	(3,094)	39,865
Net cash provided by discontinued operating activities	—	295	—	—	295

Net cash (used in) provided by operating activities	(8,068)	50,142	1,180	(3,094)	40,160
Investing Activities:
Cash paid for acquisitions, net of cash acquired	(136,495)	—	—	—	(136,495)
Capital purchases of property and equipment	—	(17,100)	(101)	—	(17,201)
Sale of long-term securities	—	—	953	—	953
Other assets	—	(2,758)	1,341	—	(1,417)

Net cash (used in) provided by continuing investing activities	(136,495)	(19,858)	2,193	—	(154,160)
Financing Activities:
Principal payments on long-term debt	(810)	—	—	—	(810)
Net transfers to and from members	42,060	(42,746)	(2,408)	3,094	—
Payment of loan and issuance costs	(2,300)	—	—	—	(2,300)
Refinancing of long-term debt	(3,844)	—	—	—	(3,844)
Proceeds from public offering of common stock	104,691	—	—	—	104,691
Proceeds from exercises of common stock options	4,428	—	—	—	4,428
Proceeds from repayment of stockholder notes	338	—	—	—	338

Net cash provided by (used in) financing activities	144,563	(42,746)	(2,408)	3,094	102,503

Net (decrease) increase in cash	—	(12,462)	965	—	(11,497)
Cash and cash equivalents at beginning of year	—	43,450	1,498	—	44,948

Cash and cash equivalents at end of year	$—	$30,988	$2,463	$—	$33,451

18. Subsequent Events
During January 2007, we completed the acquisition of Three Rivers Behavioral Health, an 86-bed inpatient psychiatric facility located in Columbia, South Carolina. We issued approximately 243,000 shares of our common stock to the sellers as a component of the purchase price of this facility.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Joey A. Jacobs
Joey A. Jacobs
Chief Executive Officer

Dated: February 27, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs Joey A. Jacobs	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/s/ Jack E. Polson Jack E. Polson	Executive Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2007

/s/ William F. Carpenter III William F. Carpenter III	Director	February 27, 2007

/s/ Mark P. Clein Mark P. Clein	Director	February 27, 2007

/s/ David M. Dill David M. Dill	Director	February 27, 2007

/s/ Richard D. Gore Richard D. Gore	Director	February 27, 2007

/s/ Christopher Grant, Jr. Christopher Grant, Jr.	Director	February 27, 2007

/s/ William M. Petrie, M.D. William M. Petrie, M.D.	Director	February 27, 2007

/s/ Edward K. Wissing Edward K. Wissing	Director	February 27, 2007