Form 10-Q
period 2007-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2007-05-03
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2491707
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
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
Large accelerated filer☑     Accelerated filer ☐      Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☑No
     As of April 30, 2007, 54,291,687 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,669	$18,541
Accounts receivable, less allowance for doubtful accounts of $19,940 and $18,903, respectively	190,748	180,137
Prepaids and other	44,620	44,582

Total current assets	251,037	243,260
Property and equipment, net of accumulated depreciation	562,473	543,806
Cost in excess of net assets acquired	776,395	761,026
Other assets	33,592	33,104

Total assets	$1,623,497	$1,581,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,411	$25,294
Salaries and benefits payable	59,219	66,438
Other accrued liabilities	42,953	45,855
Current portion of long-term debt	2,836	2,386

Total current liabilities	130,419	139,973
Long-term debt, less current portion	760,842	740,921
Deferred tax liability	37,331	44,924
Other liabilities	28,633	27,599

Total liabilities	957,225	953,417
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 54,239 and 53,421 issued and outstanding, respectively	542	534
Additional paid-in capital	544,086	523,193
Retained earnings	121,644	104,052

Total stockholders’ equity	666,272	627,779

Total liabilities and stockholders’ equity	$1,623,497	$1,581,196

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue	$323,718	$242,312

Salaries, wages and employee benefits (including share-based compensation of $3,673 and $6,254 for 2007 and 2006, respectively)	180,999	139,798
Professional fees	31,035	22,715
Supplies	18,477	14,015
Rentals and leases	4,637	3,347
Other operating expenses	31,774	23,722
Provision for doubtful accounts	6,706	4,766
Depreciation and amortization	6,298	4,744
Interest expense	14,386	9,208

	294,312	222,315

Income from continuing operations before income taxes	29,406	19,997
Provision for income taxes	11,262	7,599

Income from continuing operations	18,144	12,398
Loss from discontinued operations, net of income tax benefit of $12 and $126 for 2007 and 2006, respectively	(19)	(206)

Net income	$18,125	$12,192

Basic earnings per share:
Income from continuing operations	$0.34	$0.24
Loss from discontinued operations, net of taxes	—	(0.01)

Net income	$0.34	$0.23

Diluted earnings per share:
Income from continuing operations	$0.33	$0.23
Loss from discontinued operations, net of taxes	—	—

Net income	$0.33	$0.23

Shares used in computing per share amounts:
Basic	53,804	52,514
Diluted	55,237	53,890
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$18,125	$12,192
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	6,298	4,744
Share-based compensation	3,673	6,254
Amortization of loan costs	517	405
Loss from discontinued operations	19	206
Change in income tax assets and liabilities	(1,798)	4,202
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,305)	(8,297)
Prepaids and other current assets	(924)	(1,891)
Accounts payable	(831)	(2,617)
Salaries and benefits payable	(9,432)	(5,248)
Accrued liabilities and other liabilities	(1,064)	(701)

Net cash provided by continuing operating activities	5,278	9,249
Net cash (used in) provided by discontinued operating activities	(145)	1,306

Net cash provided by operating activities	5,133	10,555

Investing activities:
Cash paid for acquisitions, net of cash acquired	(25,241)	(38,300)
Capital purchases of leasehold improvements, equipment and software	(9,872)	(5,513)
Other assets	233	239

Net cash used in investing activities	(34,880)	(43,574)

Financing activities:
Principal payments on long-term debt	(315)	(93)
Net increase in revolving credit facility	19,000	—
Payment of loan and issuance costs	(85)	(22)
Excess tax benefits from share-based payment arrangements	2,569	2,446
Proceeds from issuance of common stock upon exercise of stock options	5,706	1,644

Net cash provided by financing activities	26,875	3,975

Net decrease in cash	(2,872)	(29,044)
Cash and cash equivalents at beginning of the period	18,541	54,700

Cash and cash equivalents at end of the period	$15,669	$25,656

Effect of Acquisitions:
Assets acquired, net of cash acquired	$35,928	$43,372
Cash paid for prior year acquisitions	2,081	—
Liabilities assumed	(2,064)	(1,109)
Long-term debt assumed	(1,704)	(3,963)
Common stock issued	(9,000)	—

Cash paid for acquisitions, net of cash acquired	$25,241	$38,300

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
1. Recent Developments
During January 2007, we completed the acquisition of an 86-bed inpatient behavioral heath care facility in Columbia, South Carolina.
On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health Corporation (NASDAQ: HORC) (“Horizon Health”) in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenue of $275 million for its 2006 fiscal year, which ended August 31, 2006, primarily through the operation and management of inpatient behavioral health facilities and units. At February 28, 2007, Horizon Health owned/leased 15 inpatient behavioral health care facilities with approximately 1,571 licensed beds in 11 states. Horizon Health also provided services under 114 behavioral health and physical rehabilitation program management contracts with acute care hospitals at February 28, 2007 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”). The transaction has been approved by Horizon Health’s stockholders. On February 12, 2007, we received a request for additional information (commonly referred to as a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the pending acquisition of Horizon Health. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act and relates to two markets. Psychiatric Solutions, Inc. (“PSI”) and Horizon Health have certified substantial compliance with the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is anticipated during the second quarter of 2007.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding stock compensation expense, were approximately 2.9% of net revenue for the three months ended March 31, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

	Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$18,144	$12,398
Loss from discontinued operations, net of taxes	(19)	(206)

Net income	$18,125	$12,192

Denominator:
Weighted average shares outstanding for basic earnings per share	53,804	52,514
Effects of dilutive stock options and restricted stock outstanding	1,433	1,376

Shares used in computing diluted earnings per common share	55,237	53,890

Basic earnings per share:
Income from continuing operations	$0.34	$0.24
Loss from discontinued operations, net of taxes	—	(0.01)

	$0.34	$0.23

Diluted earnings per share:
Income from continuing operations	$0.33	$0.23
Loss from discontinued operations, net of taxes	—	—

	$0.33	$0.23

4. Share-Based Compensation
We recognized $3.7 million and $6.3 million in share-based compensation expense and approximately $1.4 million and $2.4 million of related income tax benefit for the three months ended March 31, 2007 and 2006, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. Share-based compensation expense for the three months ended March 31, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with one of our former executive officers. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.04 and $0.07 per share for the three months ended March 31, 2007 and 2006, respectively. We classified $2.6 million and $2.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 and 2006 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006, respectively.
Based on our stock option and restricted stock grants outstanding at March 31, 2007, we estimate remaining unrecognized share-based compensation expense to be approximately $43.3 million with a weighted average remaining life of 3.7 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended March 31, 2007 and 2006 was $7.3 million and $9.2 million, respectively.
We granted 1,736,812 stock options to employees during the three months ended March 31, 2007. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $14.99.
We granted 228,332 shares of restricted stock to certain executive officers during the three months ended March 31, 2007. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted average grant-date fair value of $41.54 per share.
5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the numerous acquisitions we have consummated.
During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenue of $275 million for its 2006 fiscal year, which ended August 31, 2006, primarily through the operation and management of inpatient behavioral health facilities and units. At February 28, 2007, Horizon Health owned/leased 15 inpatient behavioral health care facilities with approximately 1,571 licensed beds in 11 states. Horizon Health also provided services under 114 behavioral health and physical rehabilitation program management contracts with acute care hospitals at February 28, 2007 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act. The transaction has been approved by Horizon Health’s stockholders. On February 12, 2007, we received a Second Request from the FTC in connection with the pending acquisition of Horizon Health. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act and relates to two markets. PSI and Horizon Health have certified substantial compliance with the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is anticipated during the second quarter of 2007.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.6% and 6.7% at March 31, 2007 and December 31, 2006, respectively	$120,000	$101,000
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.1% at March 31, 2007 and December 31, 2006, respectively	350,000	350,000
7 3/4% Senior Subordinated Notes	220,000	220,000
10 5/8% Senior Subordinated Notes	38,681	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	26,988	27,062
Other	8,009	6,564

	763,678	743,307
Less current portion	2,836	2,386

Long-term debt	$760,842	$740,921

Senior Credit Facility
On December 1, 2006, we amended our credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) to increase our senior secured term loan facility from $ 200 million to $ 350 million and to increase our revolving credit facility to $300 million. On December 1, 2006, we borrowed $150 million under our senior secured term loan facility and $60 million under our revolving credit facility to finance the acquisition of Alternative Behavioral Services, Inc. (“ABS”). Quarterly principal payments of $375,000 are due on our senior secured term loan facility beginning March 31, 2007 and the balance of our senior secured term loan facility is payable in full at July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2007, we had $120.0 million in borrowings outstanding and $179.4 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.25% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $0.1 million for the three months ended

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
March 31, 2007.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of March 31, 2007, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Senior Subordinated Notes (the “7 3/4% Notes”), which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes will mature on July 15, 2015.
10 5/8% Notes
Interest on the 10 5/8% Senior Subordinated Notes (the “10 5/8% Notes ”), which are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries, is payable semi-annually in arrears on June 15 and December 15. The 10 5/8% Notes will mature on June 15, 2013.
Mortgage Loans
In connection with the purchase of real estate at a formerly leased inpatient facility, we assumed a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $4.0 million in 2006. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, and Canyon Ridge Hospital in Chino, California. Interest accrues on the Holly Hill, West Oaks, Riveredge, and Canyon Ridge HUD loans at 6.0%, 5.9%, 5.7%, and 7.6% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038 and January 2036, respectively. The carrying amount of assets held as collateral approximated $30.1 million at March 31, 2007.
7. Income Taxes
The provision for income taxes for the three months ended March 31, 2007 and 2006 reflects an effective tax rate of approximately 38.3% and 38.0%, respectively. The increase in the effective tax rate is primarily due to an increase in our overall effective state income tax rate.
We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, on January 1, 2007. As a result, we recognized a cumulative effect adjustment of approximately $0.5 million to decrease the January 1, 2007 retained earnings balance. Our policy is to classify interest and penalties as a component of our tax provision. As a result of the implementation of FIN 48, we recorded $1.6 million of total gross unrecognized tax benefits, plus accrued interest of $0.2 million, less $0.3 million benefit on state taxes and interest, resulting in net liabilities of $1.5 million. Of this total, $0.5 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably affect the effective income tax rate.
Our tax years 2003 — 2006 remain open to examination by U.S. taxing authorities. In addition, ABS, an entity acquired in 2006, has tax years going back to 2000, which remain open to examination by the taxing authorities in the U.S. and Puerto Rico. We are fully indemnified under the ABS purchase agreement for any liabilities resulting from such examinations.
It is reasonably possible that unrecognized tax benefits may decrease by up to $1.0 million within the next twelve months as a result of a possible settlement of a current IRS examination. In addition, Puerto Rican taxing authorities have asserted certain tax adjustments against acquired ABS entities, for which we are fully indemnified under the purchase agreement for any resulting liabilities. Unrecognized tax benefits associated with the ABS acquisition will be recorded as we finalize the purchase accounting. Any resulting increase in unrecognized tax benefits would be offset by a receivable under the indemnification provisions of the ABS purchase agreement.
There have been no material changes to the liability for unrecognized tax benefits during the first quarter of 2007.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. We terminated three of our contracts to manage state-owned inpatient facilities during 2006 and sold a therapeutic boarding school, previously reported within our owned and leased facilities segment. The operations of the three contracts were previously reported within our management contract and other segment. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue	$—	$1,846
Salaries, wages and employee benefits	12	1,403
Professional fees	—	85
Supplies	—	209
Rentals and leases	3	63
Other operating expenses	14	385
Provision for doubtful accounts	2	22
Depreciation and amortization	—	11

	31	2,178

Loss from discontinued operations before income taxes	(31)	(332)
Benefit from income taxes	(12)	(126)

Loss from discontinued operations, net of taxes	$(19)	$(206)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), we operate two reportable segments: (1) owned and leased facilities and (2) management contracts and other. Each of our inpatient facilities and inpatient management contracts qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our operations into two reportable segments based on the characteristics of the services provided. As of March 31, 2007, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 67 owned and 8 leased inpatient facilities in 29 states, Puerto Rico and the U.S. Virgin Islands. The management contracts and other segment primarily provides inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

Three Months Ended March 31, 2007
	Owned and	Management
	Leased	Contracts
	Facilities	and Other	Corporate	Consolidated
Revenue	$306,445	$17,273	$—	$323,718
Adjusted EBITDA	$60,858	$2,431	$(9,526)	$53,763
Interest expense	9,027	(4)	5,363	14,386
Depreciation and amortization	5,768	186	344	6,298
Provision for income taxes	—	—	11,262	11,262
Inter-segment expenses	11,365	788	(12,153)	—
Other expenses:
Share-based compensation	—	—	3,673	3,673

Total other expenses	—	—	3,673	3,673

Income (loss) from continuing operations	$34,698	$1,461	$(18,015)	$18,144

Segment assets	$1,504,957	$47,577	$70,963	$1,623,497

Three Months Ended March 31, 2006
	Owned and	Management
	Leased	Contracts
	Facilities	and Other	Corporate	Consolidated
Revenue	$229,756	$12,556	$—	$242,312
Adjusted EBITDA	$44,766	$2,144	$(6,707)	$40,203
Interest expense	3,985	1	5,222	9,208
Depreciation and amortization	4,266	170	308	4,744
Provision for income taxes	—	—	7,599	7,599
Inter-segment expenses	9,374	535	(9,909)	—
Other expenses:
Share-based compensation	—	—	6,254	6,254

Total other expenses	—	—	6,254	6,254

Income (loss) from continuing operations	$27,141	$1,438	$(16,181)	$12,398

Segment assets	$1,070,624	$29,581	$96,761	$1,196,966
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Condensed Consolidating Balance Sheet
As of March 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$(1,820)	$17,489	$—	$15,669
Accounts receivable, net	—	190,748	—	—	190,748
Prepaids and other	—	28,766	15,854	—	44,620

Total current assets	—	217,694	33,343	—	251,037
Property and equipment, net of accumulated depreciation	—	534,149	35,853	(7,529)	562,473
Cost in excess of net assets acquired	—	776,395	—	—	776,395
Investment in subsidiaries	691,710	—	—	(691,710)	—
Other assets	11,912	18,103	3,577	—	33,592

Total assets	$703,622	$1,546,341	$72,773	$(699,239)	$1,623,497

Current Liabilities:
Accounts payable	$—	$25,411	$—	$—	$25,411
Salaries and benefits payable	—	59,219	—	—	59,219
Other accrued liabilities	13,112	29,693	12,599	(12,451)	42,953
Current portion of long-term debt	2,530	—	306	—	2,836

Total current liabilities	15,642	114,323	12,905	(12,451)	130,419
Long-term debt, less current portion	734,160	—	26,682	—	760,842
Deferred tax liability	—	37,331	—	—	37,331
Other liabilities	4,281	12,054	12,298	—	28,633

Total liabilities	754,083	163,708	51,885	(12,451)	957,225
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(50,461)	1,382,633	20,888	(686,788)	666,272

Total liabilities and stockholders’ (deficit) equity	$703,622	$1,546,341	$72,773	$(699,239)	$1,623,497

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,118	$17,423	$—	$18,541
Accounts receivable, net	—	180,137	—	—	180,137
Prepaids and other	—	43,372	1,210	—	44,582

Total current assets	—	224,627	18,633	—	243,260
Property and equipment, net of accumulated depreciation	—	515,311	36,085	(7,590)	543,806
Cost in excess of net assets acquired	—	761,026	—	—	761,026
Investment in subsidiaries	681,856	—	—	(681,856)	—
Other assets	12,349	17,050	3,705	—	33,104

Total assets	$694,205	$1,518,014	$58,423	$(689,446)	$1,581,196

Current Liabilities:
Accounts payable	$—	$25,294	$—	$—	$25,294
Salaries and benefits payable	—	66,438	—	—	66,438
Other accrued liabilities	13,247	32,461	1,737	(1,590)	45,855
Current portion of long-term debt	2,084	—	302	—	2,386

Total current liabilities	15,331	124,193	2,039	(1,590)	139,973
Long-term debt, less current portion	714,061	—	26,860	—	740,921
Deferred tax liability	—	44,924	—	—	44,924
Other liabilities	6,539	12,140	8,920	—	27,599

Total liabilities	735,931	181,257	37,819	(1,590)	953,417
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(41,726)	1,336,757	20,604	(687,856)	627,779

Total liabilities and stockholders’ (deficit) equity	$694,205	$1,518,014	$58,423	$(689,446)	$1,581,196

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2007
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$323,718	$4,534	$(4,534)	$323,718
Salaries, wages and employee benefits	—	180,999	—	—	180,999
Professional fees	—	31,037	(2)	—	31,035
Supplies	—	18,477	—	—	18,477
Rentals and leases	—	4,637	—	—	4,637
Other operating expenses	—	31,380	3,749	(3,355)	31,774
Provision for doubtful accounts	—	6,706	—	—	6,706
Depreciation and amortization	—	6,084	275	(61)	6,298
Interest expense	14,158	—	228	—	14,386

	14,158	279,320	4,250	(3,416)	294,312
(Loss) income from continuing operations before income taxes	(14,158)	44,398	284	(1,118)	29,406
(Benefit from) provision for income taxes	(5,423)	16,685	—	—	11,262

(Loss) income from continuing operations	(8,735)	27,713	284	(1,118)	18,144
Loss from discontinued operations, net of taxes	—	(19)	—	—	(19)

Net (loss) income	$(8,735)	$27,694	$284	$(1,118)	$18,125

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$242,312	$2,821	$(2,821)	$242,312
Salaries, wages and employee benefits	—	139,798	—	—	139,798
Professional fees	—	22,667	48	—	22,715
Supplies	—	14,015	—	—	14,015
Rentals and leases	—	3,347	—	—	3,347
Other operating expenses	—	23,170	2,343	(1,791)	23,722
Provision for doubtful accounts	—	4,766	—	—	4,766
Depreciation and amortization	—	4,542	263	(61)	4,744
Interest expense	8,893	—	315	—	9,208

	8,893	212,305	2,969	(1,852)	222,315
(Loss) income from continuing operations before income taxes	(8,893)	30,007	(148)	(969)	19,997
(Benefit from) provision for income taxes	(3,379)	10,861	117	—	7,599

(Loss) income from continuing operations	(5,514)	19,146	(265)	(969)	12,398
Loss from discontinued operations, net of taxes	—	(206)	—	—	(206)

Net (loss) income	$(5,514)	$18,940	$(265)	$(969)	$12,192

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(8,735)	$27,694	$284	$(1,118)	$18,125
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,084	275	(61)	6,298
Share-based compensation	—	3,673	—	—	3,673
Amortization of loan costs	506	—	11	—	517
Loss from discontinued operations	19	—	—	—	19
Change in income tax assets and liabilities	—	(1,798)	—	—	(1,798)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,305)	—	—	(9,305)
Prepaids and other current assets	—	(15,568)	14,644	—	(924)
Accounts payable	—	(831)	—	—	(831)
Salaries and benefits payable	—	(9,432)	—	—	(9,432)
Accrued liabilities and other liabilities	10,424	(25,627)	14,139	—	(1,064)

Net cash provided by (used in) continuing operating activities	2,214	(25,110)	29,353	(1,179)	5,278
Net cash used in discontinued operating activities	—	(145)	—	—	(145)

Net cash provided by (used in) operating activities	2,214	(25,255)	29,353	(1,179)	5,133
Investing activities:
Cash paid for acquisitions, net of cash acquired	(25,241)	—	—	—	(25,241)
Capital purchases of leasehold improvements, equipment and software	—	(9,872)		—	(9,872)
Other assets	—	361	(128)	—	233

Net cash used in investing activities	(25,241)	(9,511)	(128)	—	(34,880)
Financing activities:
Principal payments on long-term debt	(241)	—	(74)	—	(315)
Net transfers to and from members	(3,922)	31,828	(29,085)	1,179	—
Net increase in revolving credit facility	19,000	—	—	—	19,000
Payment of loan and issuance costs	(85)	—	—	—	(85)
Excess tax benefits from share-based payment arrangements	2,569	—	—	—	2,569
Proceeds from issuance of common stock upon exercise of stock options	5,706	—	—	—	5,706

Net cash provided by (used in) financing activities	23,027	31,828	(29,159)	1,179	26,875

Net (decrease) increase in cash	—	(2,938)	66	—	(2,872)
Cash and cash equivalents at beginning of period	—	1,118	17,423	—	18,541

Cash and cash equivalents at end of period	$—	$(1,820)	$17,489	$—	$15,669

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(5,514)	$18,940	$(265)	$(969)	$12,192
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	4,542	263	(61)	4,744
Share-based compensation	—	6,254	—	—	6,254
Amortization of loan costs	—	394	11	—	405
Loss from discontinued operations	—	206	—	—	206
Change in income tax assets and liabilities	—	4,202	—	—	4,202
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(8,297)	—	—	(8,297)
Prepaids and other current assets	—	6,050	(7,941)	—	(1,891)
Accounts payable	—	(2,617)	—	—	(2,617)
Salaries and benefits payable	—	(5,248)	—	—	(5,248)
Accrued liabilities and other liabilities	(108)	(8,419)	7,826	—	(701)

Net cash (used in) provided by continuing operating activities	(5,622)	16,007	(106)	(1,030)	9,249
Net cash provided by discontinued operating activities	—	1,306	—	—	1,306

Net cash (used in) provided by operating activities	(5,622)	17,313	(106)	(1,030)	10,555
Investing activities:
Cash paid for acquisitions, net of cash acquired	(38,300)	—	—	—	(38,300)
Capital purchases of leasehold improvements, equipment and software	—	(5,513)		—	(5,513)
Other assets	—	(150)	389	—	239

Net cash (used in) provided by investing activities	(38,300)	(5,663)	389	—	(43,574)
Financing activities:
Principal payments on long-term debt	(29)	—	(64)	—	(93)
Net transfers to and from members	39,883	(40,900)	(13)	1,030	—
Payment of loan and issuance costs	(22)	—	—	—	(22)
Excess tax benefits from share-based payment arrangements	2,446	—	—	—	2,446
Proceeds from issuance of common stock upon exercise of stock options	1,644	—	—	—	1,644

Net cash provided by (used in) financing activities	43,922	(40,900)	(77)	1,030	3,975

Net (decrease) increase in cash	—	(29,250)	206	—	(29,044)
Cash and cash equivalents at beginning of period	—	44,115	10,585	—	54,700

Cash and cash equivalents at end of period	$—	$14,865	$10,791	$—	$25,656

11. Recently Issued Accounting Pronouncement
In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We expect to adopt SFAS No. 157 effective January 1, 2008. We have not fully evaluated the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to companies that elect the fair value option; however, the amendment to SFAS No. 115 applies to all companies with available-for-sale and trading securities. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We have not fully evaluated the impact the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to complete the acquisition of Horizon Health Corporation (NASDAQ: HORC) (“Horizon Health”) and successfully integrate Horizon Health operations;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs, including financing for the acquisition of Horizon Health;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation, reimbursement rates from federal and state health care programs or managed care companies and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results of our inpatient facilities and managed inpatient behavioral health care operations.
     During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina. On December 20, 2006, we signed a definitive merger agreement to acquire Horizon Health in a transaction valued at $426 million, consisting of cash of $20 per share totaling $321 million and the assumption of Horizon Health’s outstanding debt. Horizon Health produced revenue of $275 million for its 2006 fiscal year, which ended August 31, 2006, primarily through the operation and management of inpatient behavioral health facilities and units. At February 28, 2007, Horizon Health owned/leased 15 inpatient behavioral health care facilities with approximately 1,571 licensed beds in 11 states. Horizon Health also provided services under 114 behavioral health and physical rehabilitation program management contracts with acute care hospitals at November 30, 2006 and operated an employee assistance program services business. Consummation of the transaction is subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”). The transaction has been approved by Horizon Health’s stockholders. On February 12, 2007, we received a request for additional information (commonly referred to as a “Second Request”) from the Federal Trade Commission (the “FTC”) in connection with the pending acquisition of Horizon Health. The Second Request extends the waiting period imposed by the Hart-Scott-Rodino Act and relates to two markets. Psychiatric Solutions, Inc. (“PSI”) and Horizon Health have certified substantial compliance with the Second Request and are working with the FTC to resolve its concerns. Consummation of the transaction is anticipated during the second quarter of 2007.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter ended March 31, 2007, our same-facility revenue from owned and leased inpatient facilities increased by 5.7% compared to the same period in 2006. Same-facility revenue growth was driven by increases in patient days and revenue per patient day. Patient days increased 1.0% during the quarter ended March 31, 2007 compared to the same period in 2006. Revenue per patient day increased 4.7% for the quarter ended March 31, 2007 compared to the same period in 2006. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2006 with the results for the comparable period in 2007.
Sources of Revenue
Patient Service Revenue

     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 94.7% and 94.8% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.
Management Contract and Other Revenue
     Our management contracts and other segment primarily provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Services provided are recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectibility of such amounts is reasonably assured. Management contract and other revenue comprised approximately 5.3% and 5.2% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%

Revenue	$323,718	100.0%	$242,312	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $3,673 and $6,254 for 2007 and 2006, respectively)	180,999	55.9%	139,798	57.7%
Professional fees	31,035	9.6%	22,715	9.4%
Supplies	18,477	5.7%	14,015	5.8%
Provision for doubtful accounts	6,706	2.1%	4,766	1.9%
Other operating expenses	36,411	11.3%	27,069	11.2%
Depreciation and amortization	6,298	1.9%	4,744	1.9%
Interest expense, net	14,386	4.4%	9,208	3.8%

Income from continuing operations before income taxes	29,406	9.1%	19,997	8.3%
Provision for income taxes	11,262	3.5%	7,599	3.2%

Income from continuing operations	$18,144	5.6%	$12,398	5.1%

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
     The following table compares key operating statistics for owned and leased inpatient facilities for the quarters ended March 31, 2007 and 2006 (revenue in thousands). Same-facility statistics for the quarter ended March 31, 2007 are shown on a comparable basis with statistics for the quarter ended March 31, 2006.

	Three Months Ended March 31,		%
	2007	2006	Change
Total facility results:
Revenue	$306,445	$229,756	33.4%
Number of facilities at period end	75	58	29.3%
Admissions	32,571	26,937	20.9%
Patient days	556,911	446,054	24.9%
Average length of stay	17.1	16.6	3.0%
Revenue per patient day	$550	$515	6.8%

Same-facility results:
Revenue	$241,306	$228,376	5.7%
Number of facilities at period end	58	58	0.0%
Admissions	27,370	26,887	1.8%
Patient days	447,082	442,595	1.0%
Average length of stay	16.3	16.5	-1.2%
Revenue per patient day	$540	$516	4.7%
     Revenue. Revenue from continuing operations was $323.7 million for the quarter ended March 31, 2007 compared to $242.3 million for the quarter ended March 31, 2006, an increase of $81.4 million, or 33.6%. Revenue from owned and leased inpatient facilities accounted for $306.4 million in 2007 compared to $229.8 million in 2006, an increase of $76.7 million, or 33.4%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. Acquisitions during 2006 and 2007 accounted for $65.1 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 1.0% and 4.7%, respectively. Revenue from management contracts and other was $17.3 million in 2007 compared to $12.6 million in 2006. The increase in revenue from management contracts and other is largely due to the acquisition of ABS.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $181.0 million for the quarter ended March 31, 2007 compared to $139.8 million for the quarter ended March 31, 2006. SWB expense includes $3.7 million and $6.3 million of share-based compensation expense for the quarters ended March 31, 2007 and 2006, respectively. Share-based compensation expense for the quarter ended March 31, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with a former executive officer of the company. Excluding share-based compensation expense, SWB expense was $177.3 million, or 54.8% of total revenue, in the quarter ended March 31, 2007 compared to $133.5 million, or 55.1% of total revenue, for the quarter ended March 31, 2006. SWB expense for owned and leased inpatient facilities was $165.4 million, or 54.0% of revenue, in 2007. Same-facility SWB expense for owned and leased inpatient facilities was $129.5 million, or 53.7% of revenue, in 2007 compared to $124.3 million, or 54.1% of total revenue, in 2006. SWB expense for management contracts and other was $5.6 million in 2007 compared to $5.0 million in 2006. SWB expense for our corporate office was $10.0 million, including $3.7 million in share-based compensation, for 2007 compared to $10.5 million, including $6.3 million in share-based compensation, for 2006. Excluding share-based compensation, SWB expense for our corporate office increased approximately $2.1 million primarily the result of hiring additional staff necessary to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $31.0 million for the quarter ended March 31, 2007, or 9.6% of total revenue, compared to $22.7 million for the quarter ended March 31, 2006, or 9.4% of total revenue. Professional fees for owned and leased inpatient facilities were $28.7 million in 2007, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $22.4 million in 2007, or 9.3% of revenue, compared to $20.9 million in 2006, or 9.1% of revenue. Professional fees for management contracts and other as well as our corporate office were $2.3 million in 2007 compared to $1.8 million in 2006.
     Supplies. Supplies expense was $18.5 million for the quarter ended March 31, 2007, or 5.7% of total revenue, compared to $14.0 million for the quarter ended March 31, 2006, or 5.8% of total revenue. Supplies expense for owned and leased inpatient facilities was $18.1 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $14.3 million in 2007, or 5.9% of revenue, compared to $13.7 million in 2006, or 6.0% of revenue. Supplies expense for management contracts and other as well as our corporate office consist primarily of office supplies and is negligible to supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $6.7 million for the quarter ended March 31, 2007, or 2.1% of total revenue, compared to $4.8 million for the quarter ended March 31, 2006, or 1.9% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprises substantially all of our provision for doubtful accounts.

     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $36.4 million for the quarter ended March 31, 2007, or 11.3% of total revenue, compared to $27.1 million for the quarter ended March 31, 2006, or 11.2% of total revenue. Other operating expenses for owned and leased inpatient facilities were $26.6 million in 2007, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $20.6 million in 2007, or 8.6% of revenue, compared to $21.3 million in 2006, or 9.3% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for management contracts were $8.1 million in 2007 compared to $4.3 million in 2006. The increase in other operating expenses for management contracts and other is primarily due to new operations from the acquisition of ABS. Other operating expenses at our corporate office were $1.8 million in 2007 compared to $1.4 million in 2006.
     Depreciation and amortization. Depreciation and amortization expense was $6.3 million for the quarter ended March 31, 2007 compared to $4.7 million for the quarter ended March 31, 2006. This increase in depreciation and amortization expense is primarily the result of the acquisitions of inpatient facilities during 2006 and 2007.
     Interest expense, net. Interest expense, net of interest income, was $14.4 million for the quarter ended March 31, 2007 compared to $9.2 million for the quarter ended March 31, 2006, an increase of $5.2 million. This increase in interest expense is the result of an increase of $277.4 million in our long-term debt during the past twelve months used primarily to finance acquisitions during that period. At March 31, 2007, we had $763.7 million in long-term debt compared to $486.3 million at March 31, 2006. We borrowed $210.0 million in December 2006 to finance the cash purchase price of ABS. Additionally, we borrowed $20.0 million in January 2007 to finance the cash purchase price of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of $19,000 and $206,000 for the quarters ended March 31, 2007 and 2006, respectively. We did not have any operations which were discontinued during the quarter ended March 31, 2007.
Liquidity and Capital Resources
     Working capital at March 31, 2007 was $120.6 million, including cash and cash equivalents of $15.7 million, compared to working capital of $103.3 million, including cash and cash equivalents of $18.5 million, at December 31, 2006. The increase in working capital is primarily the result of an increase of $10.6 million in accounts receivable and a decrease of $7.2 million in salaries and benefits payable at March 31, 2007 as compared to December 31, 2006. The increase in accounts receivable is primarily the result of increases in same-facility revenues, while our consolidated day’s sales outstanding remained constant at 53 for March 31, 2007 and December 31, 2006. The decrease in salaries and benefits payable is primarily the result of payments of incentive compensation for the year ended December 31, 2006 that were accrued at the end of 2006 and paid during the quarter ended March 31, 2007.
     Cash provided by continuing operating activities was $5.3 million for the three months ended March 31, 2007 compared to $9.2 million for the three months ended March 31, 2006. This $3.9 million decrease in cash flows from continuing operating activities as compared to 2006 was primarily the result of income tax payments of $10.2 million in 2007 as we substantially utilized our net operating loss carryforwards and began making payments in 2007. This impact was partially offset by cash inflows resulting from an improvement in operating results.
     Cash used in investing activities was $34.9 million for the three months ended March 31, 2007 compared to $43.6 million for the three months ended March 31, 2006. Cash used in investing activities for the three months ended March 31, 2007 was primarily the result of $25.2 million paid for acquisitions and $9.9 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $5.7 million and $4.1 million, respectively, for the three months ended March 31, 2007. We define expansion capital expenditures as those which increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.8% of our net revenue for the three months ended March 31, 2007. Cash used in investing activities for the three months ended March 31, 2006 was primarily the result of cash paid for acquisitions of approximately $38.3 million and capital expenditures of approximately $5.5 million.
     Cash provided by financing activities was $26.9 million for the three months ended March 31, 2007 compared to $4.0 million for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2007 was primarily the result of $19.0 million in net borrowings under our revolving credit facility, which were used to finance the acquisition of a behavioral healthcare facility in Columbia, South Carolina. Additionally, we received $5.7 million in proceeds from the exercise of stock options and $2.6 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 during the three months ended March 31, 2007. Cash provided by financing activities for the three months ended March 31, 2006 was primarily the result of $2.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2006 and $1.6 million in proceeds from the exercise of stock options.
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
     We anticipate financing the acquisition of Horizon Health through additional borrowings under our existing $300 million revolving credit facility, with new debt and with cash on hand. We have entered into a commitment letter with Citigroup and Merrill Lynch to provide the financing for an addition to our existing term loan facility, subject to the terms and conditions of such letter.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.6% and 6.7% at March 31, 2007 and December 31, 2006, respectively	$120,000	$—	$120,000	$—	$—
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.1% at March 31, 2007 and December 31, 2006, respectively	350,000	1,875	3,000	3,000	342,125
7 3/4% Senior Subordinated Notes due July 15, 2015	220,000	—	—	—	220,000
10 5/8% Senior Subordinated Notes due June 15, 2013	38,681	—	—	—	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	26,988	306	670	756	25,256

	755,669	2,181	123,670	3,756	626,062

Lease and other obligations	56,679	10,755	17,013	7,598	21,313

Total contractual obligations	$812,348	$12,936	$140,683	$11,354	$647,375

(1)	Excludes capital lease and other obligations of $8.0 million, which are included in lease and other obligations.
     The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $222.5 million and approximately $42.1 million, respectively, as of March 31, 2007. The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $218.6 million and approximately $42.4 million, respectively, as of December 31, 2006. The carrying value of our other long-term debt, including current maturities, of $505.0 million and $484.6 million at March 31, 2007 and December 31, 2006, respectively, approximated fair value. We had $350.0 million and $120.0 million of variable rate debt outstanding under our term loan facility and revolving credit facility, respectively, as of March 31, 2007. In addition, interest rate swap agreements effectively convert $38.7 million of fixed rate debt into variable rate debt at March 31, 2007. At our March 31, 2007 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $2.3 million.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At March 31, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
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
     We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on January 1, 2007. Applying the provisions of FIN 48 requires significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 2, 2007, as part of the consideration for the purchase of Three Rivers Behavioral Health Center, we issued to four individuals 242,780 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The transaction was conducted in reliance upon the exemptions from registration provided in Section 4(2) of the Securities Act and Regulation D and the other rules and regulations promulgated thereunder. The issuance was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

Exhibit
Number	Description
4.4	Form of Notes (included in Exhibit 4.3).

4.5	Indenture, dated as of July 6, 2006, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2006).

4.6	Form of Notes (included in Exhibit 4.5).

10.1	Psychiatric Solutions, Inc. 2007 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report or Form 8-K, filed on February 22, 2007).

10.2	Psychiatric Solutions, Inc. 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 22, 2007).

10.3*	Form of Nonstatutory Stock Option Agreement.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: May 3, 2007