Form 10-Q
period 2007-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2007-08-07
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (I.R.S. Employer Identification No.)
6640 Carothers Parkway, Suite 500
Franklin, TN 37067
(Address of Principal Executive Offices, Including Zip Code)
(615) 312-5700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 1, 2007, 54,396,479 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$27,845	$18,572
Accounts receivable, less allowance for doubtful accounts of $32,047 and $18,672, respectively	239,579	179,050
Prepaids and other	60,490	45,364

Total current assets	327,914	242,986
Property and equipment, net of accumulated depreciation	666,167	539,758
Cost in excess of net assets acquired	1,101,405	760,268
Other assets	44,134	37,910

Total assets	$2,139,620	$1,580,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,394	$25,222
Salaries and benefits payable	73,930	66,236
Other accrued liabilities	61,484	45,855
Current portion of long-term debt	4,966	2,386

Total current liabilities	169,774	139,699
Long-term debt, less current portion	1,197,950	740,921
Deferred tax liability	49,109	44,924
Other liabilities	30,718	27,599

Total liabilities	1,447,551	953,143
Minority interest	4,120	—
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 54,326 and 53,421 issued and outstanding, respectively	543	534
Additional paid-in capital	551,155	523,193
Retained earnings	136,251	104,052

Total stockholders’ equity	687,949	627,779

Total liabilities and stockholders’ equity	$2,139,620	$1,580,922

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$354,126	$247,237	$676,564	$488,838

Salaries, wages and employee benefits (including share-based compensation of $3,910, $2,136, $7,583 and $8,390 for the respective three and six month periods 2007 and 2006)	195,100	137,367	375,235	276,570
Professional fees	35,164	24,164	66,064	46,755
Supplies	19,581	14,315	37,925	28,272
Rentals and leases	5,015	3,286	9,644	6,632
Other operating expenses	34,962	23,782	66,509	47,390
Provision for doubtful accounts	7,275	4,596	13,939	9,355
Depreciation and amortization	7,256	4,838	13,512	9,551
Interest expense	17,030	9,124	31,416	18,332
Loss on refinancing of long-term debt	8,179	—	8,179	—

	329,562	221,472	622,423	442,857

Income from continuing operations before income taxes	24,564	25,765	54,141	45,981
Provision for income taxes	9,298	9,791	20,626	17,473

Income from continuing operations	15,266	15,974	33,515	28,508
Loss from discontinued operations, net of income tax benefit of $402, $376, $478 and $585 for the respective three and six month periods 2007 and 2006	(659)	(613)	(783)	(955)

Net income	$14,607	$15,361	$32,732	$27,553

Basic earnings per share:
Income from continuing operations	$0.28	$0.30	$0.62	$0.54
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.02)

Net income	$0.27	$0.29	$0.61	$0.52

Diluted earnings per share:
Income from continuing operations	$0.27	$0.29	$0.60	$0.53
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.02)

Net income	$0.26	$0.28	$0.59	$0.51

Shares used in computing per share amounts:
Basic	54,104	52,913	53,955	52,715
Diluted	55,372	54,070	55,305	53,981
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net income	$32,732	$27,553
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	13,512	9,551
Share-based compensation	7,583	8,390
Loss on refinancing of long-term debt	8,179	—
Amortization of loan costs and bond premium	1,038	811
Loss from discontinued operations	783	955
Change in income tax assets and liabilities	(716)	16,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,431)	(8,335)
Prepaids and other current assets	(1,359)	(6,129)
Accounts payable	(5,562)	(1,415)
Salaries and benefits payable	(4,600)	280
Accrued liabilities and other liabilities	6,234	1,961

Net cash provided by continuing operating activities	42,393	49,905
Net cash (used in) provided by discontinued operating activities	(159)	1,942

Net cash provided by operating activities	42,234	51,847

Investing activities:
Cash paid for acquisitions, net of cash acquired	(452,361)	(44,471)
Capital purchases of leasehold improvements, equipment and software	(28,929)	(13,123)
Other assets	(744)	(317)

Net cash used in investing activities	(482,034)	(57,911)

Financing activities:
Borrowings on long-term debt	481,875	—
Principal payments on long-term debt	(39,918)	(180)
Net increase in revolving credit facility borrowings	9,000	—
Payment of loan and stock issuance costs	(6,173)	(40)
Costs to refinance long-term debt	(7,127)	—
Excess tax benefits from share-based payment arrangements	3,566	4,248
Proceeds from issuance of common stock upon exercise of stock options	7,850	3,600

Net cash provided by financing activities	449,073	7,628

Net increase in cash	9,273	1,564
Cash and cash equivalents at beginning of the period	18,572	54,699

Cash and cash equivalents at end of the period	$27,845	$56,263

Effect of Acquisitions:
Assets acquired, net of cash acquired	$513,674	$54,164
Liabilities assumed	(43,609)	(5,730)
Long-term debt assumed	(8,704)	(3,963)
Common stock issued	(9,000)	—

Cash paid for acquisitions, net of cash acquired	$452,361	$44,471

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
1. Recent Developments
On May 31, 2007, we completed the acquisition of Horizon Health Corporation (“Horizon Health”) for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million and repurchased in our tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facilities and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). In connection with these financing transactions, we recorded a loss of $8.2 million, which consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements.
During January 2007, we completed the acquisition of an 86-bed inpatient behavioral heath care facility in Columbia, South Carolina.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding share-based compensation expense, were approximately 3% of net revenue for the three and six months ended June 30, 2007. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$15,266	$15,974	$33,515	$28,508
Loss from discontinued operations, net of taxes	(659)	(613)	(783)	(955)

Net income	$14,607	$15,361	$32,732	$27,553

Denominator:
Weighted average shares outstanding for basic earnings per share	54,104	52,913	53,955	52,715
Effects of dilutive stock options and restricted stock outstanding	1,268	1,157	1,350	1,266

Shares used in computing diluted earnings per common share	55,372	54,070	55,305	53,981

Basic earnings per share:
Income from continuing operations	$0.28	$0.30	$0.62	$0.54
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.02)

	$0.27	$0.29	$0.61	$0.52

Diluted earnings per share:
Income from continuing operations	$0.27	$0.29	$0.60	$0.53
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)	(0.02)

	$0.26	$0.28	$0.59	$0.51

4. Share-Based Compensation
We recognized approximately $3.9 million and $7.6 million in share-based compensation expense and approximately $1.5 million and $2.9 million of related income tax benefit for the three and six months ended June 30, 2007, respectively. We recognized approximately $2.1 million and $8.4 million in share-based compensation expense and approximately $0.8 million and $3.2 million of related income tax benefit for the three and six months ended June 30, 2006, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. Share-based compensation expense for the six months ended June 30, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with one of our former executive officers. The impact of share-based compensation expense, net of tax, on our diluted earnings per share was approximately $0.04 and $0.08 per share for the three and six months ended June 30, 2007, respectively. The impact of share-based compensation expense, net of tax, on our diluted earnings per share was approximately $0.02 and $0.10 per share for the three and six months ended June 30, 2006, respectively. We classified $3.6 million and $4.2 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 and 2006 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006, respectively.
Based on our stock option and restricted stock grants outstanding at June 30, 2007, we estimate remaining unrecognized share-based compensation expense to be approximately $43.7 million with a weighted average remaining life of 3.5 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the six months ended June 30, 2007 and 2006 was $11.9 million and $14.5 million, respectively.
We granted 2,067,812 stock options to employees during the six months ended June 30, 2007. These options vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $14.69.
We granted 228,332 shares of restricted stock to certain executive officers during the six months ended June 30, 2007. These shares of restricted stock vest 25% on each anniversary of the grant date and had a grant-date fair value of $41.54 per share.
5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the numerous acquisitions we have consummated. We account for acquisitions using the purchase method of accounting.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
On May 31, 2007, we completed the acquisition of Horizon Health for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million and repurchased in our tender offer substantially all of our 10 5/8% Notes. These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facilities and the net proceeds of our offering of $250 million of 7 3/4% Notes. The purchase price allocation for Horizon Health is preliminary pending final measurement of certain assets and liabilities related to the acquisition.
During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
The following represents the unaudited pro forma results of consolidated operations as if the Horizon Health acquisition had occurred on January 1, 2006, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt (in thousands, except per share data):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenue	$401,565	$322,590	$798,480	$634,521
Net income	$13,951	$16,801	$33,769	$28,755
Earnings per common share, basic	$0.26	$0.32	$0.63	$0.55
Earnings per common share, diluted	$0.25	$0.31	$0.61	$0.53
The pro forma information for the three and six months ended in 2007 includes a loss on refinancing of long-term debt of approximately $8.2 million. The pro forma information does not purport to be indicative of what our results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of our future results of operations.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.6% and 6.7% at June 30, 2007 and December 31, 2006, respectively	$110,000	$101,000
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.1% at June 30, 2007 and December 31, 2006, respectively	574,250	350,000
7 3/4% Senior Subordinated Notes	476,823	220,000
10 5/8% Senior Subordinated Notes	34	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,861	27,062
Other	7,948	6,564

	1,202,916	743,307
Less current portion	4,966	2,386

Long-term debt	$1,197,950	$740,921

Senior Credit Facility
On December 1, 2006, we amended our credit agreement (the “Credit Agreement”) to increase our senior secured term loan facility from $200 million to $350 million and to increase our revolving credit facility to $300 million. On December 1, 2006, we borrowed $150 million under our senior secured term loan facility and $60 million under our revolving credit facility to finance the acquisition of Alternative Behavioral Services, Inc. (“ABS”). On May 31, 2007, we amended our Credit Agreement to increase our senior secured term loan facility from $350 million to $575 million to finance the acquisition of Horizon Health and complete the tender offer for our 10 5/8% Notes. Quarterly principal payments of $937,500 are due on our senior secured term loan facility beginning September 30,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
2007 and the balance of our senior secured term loan facility is payable in full at July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2007, we had $110.0 million in borrowings outstanding and $183.0 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.25% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $0.2 million for the six months ended June 30, 2007.
Our Credit Agreement contains customary covenants that include: (1) limitations on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, liens, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of ours or our guarantor subsidiaries of at least $5.0 million. As of June 30, 2007, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under our senior secured credit facilities and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes. The 7 3/4% Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. On May 31, 2007, we issued an additional $250 million in 7 3/4% Notes to finance the acquisition of Horizon Health and complete the tender offer for our 10 5/8% Notes. We received a premium of 2.75% plus accrued interest from January 15, 2007 from the sale of the $250 million 7 3/4% Notes on May 31, 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes will mature on July 15, 2015.
10 5/8% Notes
On May 31, 2007, we used a portion of the proceeds from our sale of 7 3/4% Notes and borrowings under our senior secured term loan facility to complete the tender offer for substantially all of our 10 5/8% Notes.
Mortgage Loans
With the acquisition of Horizon Health, we assumed a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $7.0 million. We have five mortgage loans insured by HUD that are secured by the real estate of five behavioral healthcare facilities. Interest accrues on the HUD loans at 5.7% to 7.6% and principal and interest are payable in 420 monthly installments through December 2038. The carrying amount of assets held as collateral approximated $35.3 million at June 30, 2007.
7. Income Taxes
The provision for income taxes for the six months ended June 30, 2007 and 2006 reflects an effective tax rate of approximately 38.1% and 38.0%, respectively. The increase in the effective tax rate is primarily due to an increase in our overall effective state income tax rate.
We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, on January 1, 2007. As a result, we recognized a cumulative effect adjustment of approximately $0.5 million that decreased our January 1, 2007 retained earnings balance. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision. As a result of the implementation of FIN 48, we recorded $1.6 million of total gross unrecognized tax benefits, plus accrued interest of $0.2 million, less $0.3 million benefit on state taxes and interest, resulting in net liabilities of $1.5 million. Of this total, $0.5 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably affect the effective income tax rate.
Our tax years 2003 through 2006 remain open to examination by U.S. taxing authorities. During the quarter ended June 30, 2007, we entered into a closing agreement with the IRS with respect to an examination of our 2004 tax year. Furthermore, the statute of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
limitations closes on our 2003 tax year on September 15, 2007. It is highly unlikely that the IRS will conduct further examinations of our federal income tax returns for 2003 and 2004.
In addition, ABS, an entity acquired in 2006, has tax years which remain open to examination in the United States going back to the year 2000. We are entitled to full indemnification under the ABS purchase agreement for any liabilities resulting from such examinations. During the quarter ended June 30, 2007, ABS entered into a closing agreement with Puerto Rican taxing authorities. The seller paid all taxes and interest due under the closing agreement in accordance with the indemnification provisions of the ABS purchase agreement. The Puerto Rico settlement effectively closed to examination all tax years prior to 2006 with respect to certain entities acquired in the acquisition of ABS. Horizon Health, which we acquired on May 31, 2007, has tax years that remain open to examination going back to the year 2004. We are not entitled to any indemnification for any tax liabilities that may result from examinations of Horizon Health’s income tax returns for pre-acquisition periods.
Unrecognized tax benefits may increase over the next twelve months associated with ABS and Horizon Health as we finalize the purchase accounting for those acquisitions. Any resulting increase in unrecognized tax benefits associated with the ABS acquisition would be offset by a receivable under the indemnification provisions of the ABS purchase agreement. Any change in unrecognized tax benefits associated with the Horizon Health acquisition would change goodwill. At this time, we are not able to estimate a range of possible changes in unrecognized tax benefits associated with these transactions. We do not anticipate any other material increase or decrease in unrecognized tax benefits within the next twelve months.
During the quarter ended June 30, 2007, unrecognized tax benefits resulting from tax positions taken during prior periods decreased by approximately $1.0 million as a result of our closing agreement with the IRS with respect to our 2004 tax year and resulting adjustments to subsequent years. The settlement agreement had no impact on our provision for income taxes. During the three and six months ended June 30, 2007, there have been no material increases in unrecognized tax benefits resulting from tax positions taken during current or prior periods, and there has been no material change in accrued interest and penalties or in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the second quarter of 2007, we elected to dispose of one facility. During 2006, we terminated three of our contracts to manage state-owned inpatient facilities and sold a therapeutic boarding school. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified. In addition, the net assets of the discontinued operations have been adjusted to estimated fair value in the period they were first reported as discontinued operations.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$853	$1,427	$2,133	$3,984

Operating expenses	1,147	1,656	2,627	4,764
Loss on disposal	767	760	767	760

	1,914	2,416	3,394	5,524

Loss from discontinued operations before income taxes	(1,061)	(989)	(1,261)	(1,540)
Benefit from income taxes	(402)	(376)	(478)	(585)

Loss from discontinued operations, net of taxes	$(659)	$(613)	$(783)	$(955)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, we operate one reportable segment: owned and leased facilities. Each of our inpatient facilities qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our operations inpatient facilities into one reportable segment based on the characteristics of the services provided. As of June 30, 2007, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 81owned and 8 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan. The operations included in the “Other” column do not qualify as reportable segments under SFAS No. 131. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, share-based compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with U. S. generally accepted accounting principles. Because adjusted EBITDA is not a measure of financial performance under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Three Months Ended June 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated

Revenue	$326,839	$27,287	$—	$354,126

Adjusted EBITDA	$64,548	$5,685	$(9,294)	$60,939
Interest expense	6,564	(6)	10,472	17,030
Depreciation and amortization	6,608	284	364	7,256
Provision for income taxes	2	—	9,296	9,298
Inter-segment expenses	13,219	1,219	(14,438)	—
Other expenses:
Loss on refinancing long-term debt	—	—	8,179	8,179
Share-based compensation	—	—	3,910	3,910

Total other expenses	—	—	12,089	12,089

Income (loss) from continuing operations	$38,155	$4,188	$(27,077)	$15,266

Total assets	$1,960,322	$88,508	$90,790	$2,139,620
Three Months Ended June 30, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated

Revenue	$234,487	$12,750	$—	$247,237

Adjusted EBITDA	$46,300	$2,225	$(6,662)	$41,863
Interest expense	4,966	1	4,157	9,124
Depreciation and amortization	4,385	170	283	4,838
Provision for income taxes	—	—	9,791	9,791
Inter-segment expenses	9,322	533	(9,855)	—
Other expenses:
Share-based compensation	—	—	2,136	2,136

Total other expenses	—	—	2,136	2,136

Income (loss) from continuing operations	$27,627	$1,521	$(13,174)	$15,974

Total assets	$1,083,382	$29,192	$123,893	$1,236,467

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Six Months Ended June 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated

Revenue	$632,004	$44,560	$—	$676,564

Adjusted EBITDA	$125,533	$8,118	$(18,820)	$114,831
Interest expense	15,590	(10)	15,836	31,416
Depreciation and amortization	12,334	470	708	13,512
Provision for income taxes	2	—	20,624	20,626
Inter-segment expenses	24,521	2,007	(26,528)	—
Other expenses:
Loss on refinancing long-term debt	—	—	8,179	8,179
Share-based compensation	—	—	7,583	7,583

Total other expenses	—	—	15,762	15,762

Income (loss) from continuing operations	$73,086	$5,651	$(45,222)	$33,515

Total assets	$1,960,322	$88,508	$90,790	$2,139,620
Six Months Ended June 30, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated

Revenue	$463,532	$25,306	$—	$488,838

Adjusted EBITDA	$91,252	$4,369	$(13,367)	$82,254
Interest expense	8,951	2	9,379	18,332
Depreciation and amortization	8,619	341	591	9,551
Provision for income taxes	—	—	17,473	17,473
Inter-segment expenses	18,638	1,068	(19,706)	—
Other expenses:
Share-based compensation	—	—	8,390	8,390

Total other expenses	—	—	8,390	8,390

Income (loss) from continuing operations	$55,044	$2,958	$(29,494)	$28,508

Total assets	$1,083,382	$29,192	$123,893	$1,236,467
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Condensed Consolidating Balance Sheet
As of June 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$8,559	$19,286	$—	$27,845
Accounts receivable, net	—	230,854	8,725	—	239,579
Prepaids and other	—	51,174	16,616	(7,300)	60,490

Total current assets	—	290,587	44,627	(7,300)	327,914
Property and equipment, net of accumulated depreciation	—	621,552	52,083	(7,468)	666,167
Cost in excess of net assets acquired	—	1,101,405	—	—	1,101,405
Investment in subsidiaries	1,111,798	—	18,254	(1,130,052)	—
Other assets	16,377	23,177	4,580	—	44,134

Total assets	$1,128,175	$2,036,721	$119,544	$(1,144,820)	$2,139,620

Current Liabilities:
Accounts payable	$—	$27,991	$1,403	$—	$29,394
Salaries and benefits payable	—	72,397	1,533	—	73,930
Other accrued liabilities	24,169	35,990	8,625	(7,300)	61,484
Current portion of long-term debt	4,581	—	385	—	4,966

Total current liabilities	28,750	136,378	11,946	(7,300)	169,774
Long-term debt, less current portion	1,164,475	—	33,475	—	1,197,950
Deferred tax liability	—	49,109	—	—	49,109
Other liabilities	876	1,150	29,521	(829)	30,718

Total liabilities	1,194,101	186,637	74,942	(8,129)	1,447,551
Minority Interest	—	—	—	4,120	4,120
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(65,926)	1,850,084	44,602	(1,140,811)	687,949

Total liabilities and stockholders’ (deficit) equity	$1,128,175	$2,036,721	$119,544	$(1,144,820)	$2,139,620

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,149	$17,423	$—	$18,572
Accounts receivable, net	—	179,050	—	—	179,050
Prepaids and other	—	44,154	1,210	—	45,364

Total current assets	—	224,353	18,633	—	242,986
Property and equipment, net of accumulated depreciation	—	511,263	36,085	(7,590)	539,758
Cost in excess of net assets acquired	—	760,268	—	—	760,268
Investment in subsidiaries	681,856	—	—	(681,856)	—
Other assets	12,349	21,856	3,705	—	37,910

Total assets	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

Current Liabilities:
Accounts payable	$—	$25,222	$—	$—	$25,222
Salaries and benefits payable	—	66,236	—	—	66,236
Other accrued liabilities	13,247	32,461	1,737	(1,590)	45,855
Current portion of long-term debt	2,084	—	302	—	2,386

Total current liabilities	15,331	123,919	2,039	(1,590)	139,699
Long-term debt, less current portion	714,061	—	26,860	—	740,921
Deferred tax liability	—	44,924	—	—	44,924
Other liabilities	6,539	12,140	8,920	—	27,599

Total liabilities	735,931	180,983	37,819	(1,590)	953,143
Stockholders’ (deficit) equity:
Total stockholders’ (deficit) equity	(41,726)	1,336,757	20,604	(687,856)	627,779

Total liabilities and stockholders’ (deficit) equity	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2007
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$354,126	$8,521	$(8,521)	$354,126
Salaries, wages and employee benefits	—	192,995	2,105	—	195,100
Professional fees	—	34,616	548	—	35,164
Supplies	—	19,373	208	—	19,581
Rentals and leases	—	4,983	32	—	5,015
Other operating expenses	—	34,417	3,840	(3,295)	34,962
Provision for doubtful accounts	—	6,989	286	—	7,275
Depreciation and amortization	—	6,936	381	(61)	7,256
Interest expense	16,760	—	270	—	17,030
Loss on refinancing of long-term debt	8,179	—	—	—	8,179

	24,939	300,309	7,670	(3,356)	329,562
(Loss) income from continuing operations before income taxes	(24,939)	53,817	851	(5,165)	24,564
(Benefit from) provision for income taxes	(9,427)	18,725	—	—	9,298

(Loss) income from continuing operations	(15,512)	35,092	851	(5,165)	15,266
Loss from discontinued operations, net of taxes	—	(659)	—	—	(659)

Net (loss) income	$(15,512)	$34,433	$851	$(5,165)	$14,607

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$247,237	$2,863	$(2,863)	$247,237
Salaries, wages and employee benefits	—	137,367	—	—	137,367
Professional fees	—	24,138	26	—	24,164
Supplies	—	14,315	—	—	14,315
Rentals and leases	—	3,286	—	—	3,286
Other operating expenses	—	23,740	1,822	(1,780)	23,782
Provision for doubtful accounts	—	4,596	—	—	4,596
Depreciation and amortization	—	4,624	275	(61)	4,838
Interest expense	8,799	—	325	—	9,124

	8,799	212,066	2,448	(1,841)	221,472

(Loss) income from continuing operations before income taxes	(8,799)	35,171	415	(1,022)	25,765
(Benefit from) provision for income taxes	(3,344)	13,135	—	—	9,791

(Loss) income from continuing operations	(5,455)	22,036	415	(1,022)	15,974
Loss from discontinued operations, net of taxes	—	(613)	—	—	(613)

Net (loss) income	$(5,455)	$21,423	$415	$(1,022)	$15,361

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2007
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$676,564	$13,055	$(13,055)	$676,564
Salaries, wages and employee benefits	—	373,130	2,105	—	375,235
Professional fees	—	65,518	546	—	66,064
Supplies	—	37,717	208	—	37,925
Rentals and leases	—	9,612	32	—	9,644
Other operating expenses	—	65,571	7,588	(6,650)	66,509
Provision for doubtful accounts	—	13,653	286	—	13,939
Depreciation and amortization	—	12,978	656	(122)	13,512
Interest expense	30,917	—	499	—	31,416
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	39,096	578,179	11,920	(6,772)	622,423
(Loss) income from continuing operations before income taxes	(39,096)	98,385	1,135	(6,283)	54,141
(Benefit from) provision for income taxes	(14,896)	35,522	—	—	20,626

(Loss) income from continuing operations	(24,200)	62,863	1,135	(6,283)	33,515
Loss from discontinued operations, net of taxes	—	(783)	—	—	(783)

Net (loss) income	$(24,200)	$62,080	$1,135	$(6,283)	$32,732

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2006
(Unaudited, dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$488,838	$5,684	$(5,684)	$488,838
Salaries, wages and employee benefits	—	276,570	—	—	276,570
Professional fees	—	46,681	74	—	46,755
Supplies	—	28,272	—	—	28,272
Rentals and leases	—	6,632	—	—	6,632
Other operating expenses	—	46,797	4,165	(3,572)	47,390
Provision for doubtful accounts	—	9,355	—	—	9,355
Depreciation and amortization	—	9,135	538	(122)	9,551
Interest expense	17,691	—	641	—	18,332

	17,691	423,442	5,418	(3,694)	442,857

(Loss) income from continuing operations before income taxes	(17,691)	65,396	266	(1,990)	45,981
(Benefit from) provision for income taxes	(6,723)	24,079	117	—	17,473

(Loss) income from continuing operations	(10,968)	41,317	149	(1,990)	28,508
Loss from discontinued operations, net of taxes	—	(955)	—	—	(955)

Net (loss) income	$(10,968)	$40,362	$149	$(1,990)	$27,553

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,200)	$62,080	$1,135	$(6,283)	$32,732
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	12,978	656	(122)	13,512
Share-based compensation	—	7,583	—	—	7,583
Amortization of loan costs and bond premium	1,016	—	22	—	1,038
Loss on refinancing of long-term debt	8,179	—	—	—	8,179
Loss from discontinued operations	—	783	—	—	783
Change in income tax assets and liabilities	—	(716)	—	—	(716)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(14,727)	(704)	—	(15,431)
Prepaids and other current assets	—	6,024	(14,683)	7,300	(1,359)
Accounts payable	—	(5,415)	(147)	—	(5,562)
Salaries and benefits payable	—	(4,739)	139	—	(4,600)
Accrued liabilities and other liabilities	10,916	(11,890)	14,508	(7,300)	6,234

Net cash (used in) provided by continuing operating activities	(4,089)	51,961	926	(6,405)	42,393
Net cash used in discontinued operating activities	—	(159)	—	—	(159)

Net cash (used in) provided by operating activities	(4,089)	51,802	926	(6,405)	42,234
Investing activities:
Cash paid for acquisitions, net of cash acquired	(452,361)	—	—	—	(452,361)
Capital purchases of leasehold improvements, equipment and software	—	(28,769)	(160)	—	(28,929)
Other assets	—	(707)	(37)	—	(744)

Net cash used in investing activities	(452,361)	(29,476)	(197)	—	(482,034)
Financing activities:
Borrowings on long-term debt	481,875	—	—		481,875
Principal payments on long-term debt	(39,763)	—	(155)	—	(39,918)
Net transfers to and from members	7,222	(14,916)	1,289	6,405	—
Net increase in revolving credit facility	9,000	—	—	—	9,000
Payment of loan and issuance costs	(6,173)	—	—	—	(6,173)
Refinancing of long-term debt	(7,127)	—			(7,127)
Excess tax benefits from share-based payment arrangements	3,566	—	—	—	3,566
Proceeds from issuance of common stock upon exercise of stock options	7,850	—	—	—	7,850

Net cash provided by (used in) financing activities	456,450	(14,916)	1,134	6,405	449,073

Net increase in cash	—	7,410	1,863	—	9,273
Cash and cash equivalents at beginning of period	—	1,149	17,423	—	18,572

Cash and cash equivalents at end of period	$—	$8,559	$19,286	$—	$27,845

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined	Consolidating	Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(10,968)	$40,362	$149	$(1,990)	$27,553
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	9,135	538	(122)	9,551
Share-based compensation	—	8,390	—	—	8,390
Amortization of loan costs	789	—	22	—	811
Loss from discontinued operations, net of taxes	—	955	—	—	955
Change in income tax assets and liabilities	—	16,283	—	—	16,283
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(8,335)	—	—	(8,335)
Prepaids and other current assets	—	711	(6,840)	—	(6,129)
Accounts payable	—	(1,415)	—	—	(1,415)
Salaries and benefits payable	—	280	—	—	280
Accrued liabilities and other liabilities	(1,047)	(4,660)	7,668	—	1,961

Net cash (used in) provided by continuing operating activities	(11,226)	61,706	1,537	(2,112)	49,905
Net cash provided by discontinued operating activities	—	1,942	—	—	1,942

Net cash (used in) provided by operating activities	(11,226)	63,648	1,537	(2,112)	51,847
Investing activities:
Cash paid for acquisitions, net of cash acquired	(44,471)	—	—	—	(44,471)
Capital purchases of leasehold improvements, equipment and software	—	(13,123)	—	—	(13,123)
Other assets	—	(511)	194	—	(317)

Net cash (used in) provided by investing activities	(44,471)	(13,634)	194	—	(57,911)
Financing activities:
Principal payments on long-term debt	(46)	—	(134)	—	(180)
Net transfers to and from members	47,935	(49,807)	(240)	2,112	—
Payment of loan and issuance costs	(40)	—	—	—	(40)
Excess tax benefits from share-based payment arrangements	4,248	—	—	—	4,248
Proceeds from issuance of common stock upon exercise of stock options	3,600	—	—	—	3,600

Net cash provided by (used in) financing activities	55,697	(49,807)	(374)	2,112	7,628

Net increase in cash	—	207	1,357	—	1,564
Cash and cash equivalents at beginning of period	—	44,114	10,585	—	54,699

Cash and cash equivalents at end of period	$—	$44,321	$11,942	$—	$56,263

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results of operations.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate the operations of Horizon Health Corporation (“Horizon Health”);

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
     In addition, future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other SEC filings, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results of our inpatient facilities and managed inpatient behavioral health care operations.
     On May 31, 2007, we completed the acquisition of Horizon Health for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million and repurchased in our tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facilities and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the three months and six months ended June 30, 2007, our same-facility revenue from owned and leased inpatient facilities increased by 7.0% and 6.2%, respectively, compared to the same period in 2006. Same-facility revenue growth was driven by increases in patient days and revenue per patient day. Patient days increased 2.3% and 1.6% during the three months and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Revenue per patient day increased 4.4% for both the three months and six months ended June 30, 2007 compared to the same period in 2006. Same-facility growth refers to the comparison of each inpatient facility owned and leased by us during 2006 with the results for the comparable period in 2007.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 93.4% and 94.8% of our total revenue for the six months ended June 30, 2007 and 2006, respectively.
Other Revenue
     Other revenue is primarily generated by our contract management business. Our contract management business provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Revenue generated by our contract management services is recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectability of such amounts is reasonably assured. Other revenue is also generated by our employee assistance programs and our managed care plans in Puerto Rico. Other revenue comprised approximately 6.6% and 5.2% of our total revenue for the six months ended June 30, 2007 and 2006, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%

Revenue	$354,126	100.0%	$247,237	100.0%	$676,564	100.0%	$488,838	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $3,910, $2,136, $7,583, and $8,390 for the respecitve three and six month periods in 2007 and 2006)	195,100	55.1%	137,367	55.5%	375,235	55.4%	276,570	56.6%
Professional fees	35,164	9.9%	24,164	9.8%	66,064	9.8%	46,755	9.6%
Supplies	19,581	5.5%	14,315	5.8%	37,925	5.6%	28,272	5.8%
Provision for doubtful accounts	7,275	2.1%	4,596	1.9%	13,939	2.1%	9,355	1.9%
Other operating expenses	39,977	11.3%	27,068	10.9%	76,153	11.3%	54,022	11.0%
Depreciation and amortization	7,256	2.1%	4,838	2.0%	13,512	2.0%	9,551	1.9%
Interest expense, net	17,030	4.8%	9,124	3.7%	31,416	4.6%	18,332	3.8%
Loss on refinancing long-term debt	8,179	2.3%	—	0.0%	8,179	1.2%	—	0.0%

Income from continuing operations before income taxes	24,564	6.9%	25,765	10.4%	54,141	8.0%	45,981	9.4%
Provision for income taxes	9,298	2.6%	9,791	3.9%	20,626	3.0%	17,473	3.6%

Income from continuing operations	$15,266	4.3%	$15,974	6.5%	$33,515	5.0%	$28,508	5.8%

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006
     The following table compares key operating statistics for our owned and leased inpatient facilities for the quarters ended June 30,

2007 and 2006 (revenue in thousands). Same-facility statistics for the quarter ended June 30, 2007 are shown on a comparable basis with statistics for the quarter ended June 30, 2006.

	Three Months Ended June 30,		%
	2007	2006	Change
Total facility results:
Revenue	$326,839	$234,487	39.4%
Number of facilities at period end	89	58	53.4%
Admissions	34,409	26,296	30.9%
Patient days	592,159	452,840	30.8%
Average length of stay	17.2	17.2	0.0%
Revenue per patient day	$552	$518	6.6%

Same-facility results:
Revenue	$246,965	$230,892	7.0%
Number of facilities at period end	58	58	0.0%
Admissions	27,474	26,215	4.8%
Patient days	453,663	443,481	2.3%
Average length of stay	16.5	16.9	-2.4%
Revenue per patient day	$544	$521	4.4%
     Revenue. Revenue from continuing operations was $354.1 million for the quarter ended June 30, 2007 compared to $247.2 million for the quarter ended June 30, 2006, an increase of $106.9 million, or 43.2%. Revenue from owned and leased inpatient facilities accounted for $326.8 million in 2007 compared to $234.5 million in 2006, an increase of $92.4 million, or 39.4%. The increase in revenue from owned and leased inpatient facilities relates primarily to our acquisitions of behavioral health care facilities during 2006 and 2007, which accounted for $79.3 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 2.3% and 4.4%, respectively.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $195.1 million for the quarter ended June 30, 2007 compared to $137.4 million for the quarter ended June 30, 2006. SWB expense includes $3.9 million and $2.1 million of share-based compensation expense for the quarters ended June 30, 2007 and 2006, respectively. Excluding share-based compensation expense, SWB expense was $191.2 million, or 54.0% of total revenue, in the quarter ended June 30, 2007 compared to $135.2 million, or 54.7% of total revenue, for the quarter ended June 30, 2006. SWB expense for owned and leased inpatient facilities was $176.0 million, or 53.8% of revenue, in 2007. Same-facility SWB expense for owned and leased inpatient facilities was $131.6 million, or 53.3% of revenue, in 2007 compared to $126.3 million, or 53.9% of revenue, in 2006. SWB expense for our corporate office was $10.0 million, including $3.9 million in share-based compensation, for 2007 compared to $6.2 million, including $2.1 million in share-based compensation, for 2006. Excluding share-based compensation, SWB expense for our corporate office increased approximately $2.0 million primarily because of the hiring of additional staff to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $35.2 million for the quarter ended June 30, 2007, or 9.9% of total revenue, compared to $24.2 million for the quarter ended June 30, 2006, or 9.8% of total revenue. Professional fees for owned and leased inpatient facilities were $31.4 million in 2007, or 9.6% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $22.8 million in 2007, or 9.2% of revenue, compared to $22.3 million in 2006, or 9.5% of revenue.
     Supplies. Supplies expense was $19.6 million for the quarter ended June 30, 2007, or 5.5% of total revenue, compared to $14.3 million for the quarter ended June 30, 2006, or 5.8% of total revenue. Supplies expense for owned and leased inpatient facilities was $19.2 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $14.3 million in 2007, or 5.8% of revenue, compared to $14.1 million in 2006, or 6.0% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $7.3 million for the quarter ended June 30, 2007, or 2.1% of total revenue, compared to $4.6 million for the quarter ended June 30, 2006, or 1.9% of total revenue.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $40.0 million for the quarter ended June 30, 2007, or 11.3% of total revenue, compared to $27.1 million for the quarter ended June 30, 2006, or 10.9% of total revenue. Other operating expenses for owned and leased inpatient facilities were $28.6 million in 2007, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $20.5 million in 2007, or 8.3% of revenue, compared to $21.0 million in 2006, or 9.0% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities is primarily the result of reductions in risk management costs as a percent of revenue. The increase in other operating expenses for other operations was primarily due to new operations acquired in the ABS and Horizon Health acquisitions.
     Depreciation and amortization. Depreciation and amortization expense was $7.3 million for the quarter ended June 30, 2007 compared to $4.8 million for the quarter ended June 30, 2006. This increase in depreciation and amortization expense was primarily the result of our acquisitions of inpatient facilities during 2006 and 2007.
     Interest expense, net. Interest expense, net of interest income, was $17.0 million for the quarter ended June 30, 2007 compared to $9.1 million for the quarter ended June 30, 2006, an increase of $7.9 million. At June 30, 2007, we had $1,202.9 million in long-term debt compared to $486.2 million at June 30, 2006. The increase in interest expense is primarily the result of the increase in our long-term debt to finance acquisitions during the past twelve months. We borrowed $210.0 million in December 2006 to finance the acquisition of Alternative Behavioral Services, Inc. (“ABS”), we borrowed $481.9 million in May 2007 to finance the acquisition of Horizon Health and repurchase the 10 5/8% Notes, and we borrowed an additional $80.0 million during the past twelve months for other acquisitions.
     Loss on refinancing of long-term debt. The cash purchase price for the Horizon Health acquisition and the cash paid for the 10 5/8% Notes tendered were provided by an additional $225 million of term loans pursuant to our senior secured credit facilities and the net proceeds of our offering of $250 million of 7 3/4% Notes. We incurred a loss of $8.2 million to finance these transactions that consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.7 million and $0.6 million for the quarters ended June 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, we elected to dispose of one inpatient facility and accordingly we reclassified its operations to discontinued operations.
Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
     The following table compares key operating statistics for our owned and leased inpatient facilities for the six months ended June 30, 2007 and 2006 (revenue in thousands). Same-facility statistics for the six months ended June 30, 2007 are shown on a comparable basis with statistics for the six months ended June 30, 2006.

	Six Months Ended June 30,		%
	2007	2006	Change
Total facility results:
Revenue	$632,004	$463,532	36.3%
Number of facilities at period end	89	58	53.4%
Admissions	66,859	53,208	25.7%
Patient days	1,145,535	896,620	27.8%
Average length of stay	17.1	16.9	1.2%
Revenue per patient day	$552	$517	6.8%

Same-facility results:
Revenue	$485,223	$456,739	6.2%
Number of facilities at period end	58	58	0.0%
Admissions	54,702	53,057	3.1%
Patient days	893,264	879,006	1.6%
Average length of stay	16.3	16.6	-1.8%
Revenue per patient day	$543	$520	4.4%
     Revenue. Revenue from continuing operations was $676.6 million for the six months ended June 30, 2007 compared to $488.8 million for the six months ended June 31, 2006, an increase of $187.7 million, or 38.4%. Revenue from owned and leased inpatient facilities accounted for $632.0 million in 2007 compared to $463.5 million in 2006, an increase of $168.5 million, or 36.3%. The increase in revenue from owned and leased inpatient facilities relates primarily to our acquisitions of behavioral health care facilities during 2006 and 2007, which accounted for $144.5 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 1.6% and 4.4%, respectively.
     Salaries, wages and employee benefits. SWB expense was $375.2 million for the six months ended June 30, 2007 compared to $276.6 million for the six months ended June 30, 2006. SWB expense includes $7.6 million and $8.4 million of share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively. Share-based compensation expense for the six months ended June 30, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with a former executive officer of the company. Excluding share-based compensation expense, SWB expense was $367.7 million, or 54.3% of total revenue, in the six months ended June 30, 2007 compared to $268.2 million, or 54.9% of total revenue, for the six months ended June 30, 2006. SWB expense for owned and leased inpatient facilities was $340.6 million, or 53.9% of revenue, in 2007. Same-facility SWB expense for owned and leased inpatient facilities was $259.3 million, or 53.4% of revenue, in 2007 compared to $249.9 million, or 53.9% of revenue, in 2006. SWB expense for our corporate office was $20.1 million, including $7.6 million in share-based compensation, for 2007 compared to $16.7 million, including $8.4 million in share-based compensation, for 2006. Excluding share-based compensation, SWB expense for our corporate office increased approximately $4.1 million primarily because of the hiring of additional staff to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $66.1 million for the six months ended June 30, 2007, or 9.8% of total revenue, compared to $46.8 million for the six months ended June 30, 2006, or 9.6% of total revenue. Professional fees for owned and leased inpatient facilities were $60.0 million in 2007, or 9.5% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $44.8 million in 2007, or 9.2% of revenue, compared to $43.1 million in 2006, or 9.3% of revenue.
     Supplies. Supplies expense was $37.9 million for the six months ended June 30, 2007, or 5.6% of total revenue, compared to $28.3 million for the six months ended June 30, 2006, or 5.8% of total revenue. Supplies expense for owned and leased inpatient facilities was $37.2 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $28.3 million in 2007, or 5.8% of revenue, compared to $27.7 million in 2006, or 6.0% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $13.9 million for the six months ended June 30, 2007, or 2.1% of total revenue, compared to $9.4 million for the quarter ended June 30, 2006, or 1.9% of total revenue..
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $76.2 million for the six months ended June 30, 2007, or 11.3% of total revenue, compared to $54.0 million for the six months ended June 30, 2006, or 11.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $54.9 million in 2007, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $40.7 million in 2007, or 8.4% of revenue, compared to $42.2 million in 2006, or 9.1% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities is primarily the result of reductions in risk management costs as a percent of revenue. The increase in other operating expenses for other operations was primarily due to new operations acquired in the ABS and Horizon Health acquisitions.
     Depreciation and amortization. Depreciation and amortization expense was $13.5 million for the six months ended June 30, 2007 compared to $9.6 million for the six months ended June 30, 2006. This increase in depreciation and amortization expense was primarily the result of our acquisitions of inpatient facilities during 2006 and 2007.
     Interest expense, net. Interest expense, net of interest income, was $31.4 million for the six months ended June 30, 2007 compared to $18.3 million for the six months ended June 30, 2006, an increase of $13.1 million. At June 30, 2007, we had $1,202.9 million in long-term debt compared to $486.2 million at June 30, 2006. The increase in interest expense is primarily the result of the increase in our long-term debt to finance acquisitions during the past twelve months. We borrowed $210.0 million in December 2006 to finance the acquisition of ABS, we borrowed $481.9 million in May 2007 to finance the acquisition of Horizon Health and repurchase the 10 5/8% Notes, and we borrowed an additional $80.0 million during the past twelve months for other acquisitions.
     Loss on refinancing of long-term debt. The cash purchase price for the Horizon Health acquisition and the cash paid for the 10 5/8% Notes were provided by an additional $225 million of term loans pursuant to our senior secured credit facilities and the net proceeds of our offering of $250 million of 7 3/4% Notes. We incurred a loss of $8.2 million to finance these transactions that consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.8 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, we elected to dispose of one inpatient facility and accordingly we reclassified its operations to discontinued operations.
Liquidity and Capital Resources
     Working capital at June 30, 2007 was $158.1 million, including cash and cash equivalents of $27.8 million, compared to working capital of $103.3 million, including cash and cash equivalents of $18.6 million, at December 31, 2006. We acquired $30.3 million of working capital from acquisitions during the six months ended June 30, 2007. Additionally, accounts receivable, excluding the effect of acquisitions, increased $15.4 million primarily as a result of a 6.2% increase in our same-facility revenues for the six months ended June 30, 2007.
     Cash provided by continuing operating activities was $42.4 million for the six months ended June 30, 2007 compared to $49.9 million for the six months ended June 30, 2006. This $7.5 million decrease in cash flows from continuing operating activities was primarily the result of income tax payments of $21.5 million for the six months ended June 30, 2007, as we substantially utilized our net operating loss carryforwards in 2006 and began making payments in 2007. The impact was partially offset by cash inflows from the operations of newly acquired businesses.
     Cash used in investing activities was $482.0 million for the six months ended June 30, 2007 compared to $57.9 million for the six months ended June 30, 2006. Cash used in investing activities for the six months ended June 30, 2007 primarily consisted of $452.4 million paid for acquisitions and $28.9 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $12.8 million and $16.1 million, respectively, for the six months ended June 30, 2007. We define expansion capital expenditures as those that increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 1.9% of our revenue for the six months ended June 30, 2007. Cash used in investing activities for the six months ended June 30, 2006 was primarily the result of cash paid for acquisitions of approximately $44.5 million and capital expenditures of approximately $13.1 million.
     Cash provided by financing activities was $449.1 million for the six months ended June 30, 2007 compared to $7.6 million for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of an additional $225.0 million of senior secured term loans, the issuance of an additional $250.0 million of our 7 3/4% Notes as well as an additional $9.0 million in net borrowings under our revolving credit facility, which were used to finance acquisitions and to repurchase approximately $38.6 million of our 10 5/8% Notes. Additionally, during the six months ended June 30, 2007, we received $7.9 million in proceeds from the exercise of stock options and $3.6 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007. Cash provided by financing activities for the six months ended June 30, 2006 primarily consisted of $4.2 million in income tax benefits in excess of share-based compensation expense on stock options exercised and $3.6 million in proceeds from the exercise of stock options.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the second quarter of 2007, we terminated our interest rate swap agreements that previously were used to manage our exposure to fluctuations in interest rates related to our 10 5/8% Notes.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.6% and 6.7% at June 30, 2007 and December 31, 2006, respectively	$110,000	$—	$110,000	$—	$—
Senior Secured Term Loan Facility, expiring on July 1, 2012 and bearing interest of 7.1% at June 30, 2007 and December 31, 2006, respectively	574,250	3,750	7,500	7,500	555,500
7 3/4% Senior Subordinated Notes due July 15, 2015	476,823	—	—	—	476,823
10 5/8% Senior Subordinated Notes due June 15, 2013	34	—	—	—	34
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,861	385	846	958	31,672

	1,194,968	4,135	118,346	8,458	1,064,029

Lease and other obligations	75,482	15,156	21,838	12,179	26,309

Total contractual obligations	$1,270,450	$19,291	$140,184	$20,637	$1,090,338

(1)	Excludes capital lease and other obligations of $7.9 million, which are included in lease and other obligations.
     The fair value of our $470.0 million 7 3/4% Notes was approximately $464.1 million as of June 30, 2007. The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $218.6 million and approximately $42.4 million, respectively, as of December 31, 2006. The carrying value of our other long-term debt, including current maturities, of $726.1 million and $484.6 million at June 30, 2007 and December 31, 2006, respectively, approximated fair value. We had $574.3 million and $110.0 million of variable rate debt outstanding under our senior secured term loan facility and revolving credit facility, respectively, as of June 30, 2007. At our June 30, 2007 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $3.0 million.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses included in the financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At June 30, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
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
     We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on January 1, 2007. Applying the provisions of FIN 48 requires significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Information required by this item is provided in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, Psychiatric Solutions is not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.
     On May 15, 2007, we held our annual meeting of stockholders. The following matters were submitted to a vote of stockholders:
(1)	The stockholders elected William F. Carpenter III, Mark P. Clein and Richard D. Gore as Class II directors of the Company. The votes were as follows:

William F. Carpenter III
Votes cast for	47,986,594
Votes withheld	1,350,403
Mark P. Clein
Votes cast for	25,688,806
Votes withheld	23,648,191
Richard D. Gore
Votes cast for	46,263,075
Votes withheld	3,073,922
(2)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The votes were as follows:

Votes cast for	49,091,770
Votes cast against	222,811
Abstentions	22,416
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1997).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453) (the “2003 S-4”)).

4.4	Form of Notes (included in Exhibit 4.3).

Exhibit
Number	Description
4.5	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2006).

4.6	Form of Notes (included in Exhibit 4.5).

4.7	Thirty-Fifth Supplemental Indenture, dated as of May 21, 2007, by and among Psychiatric Solutions, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed May 22, 2007).

4.8	Purchase Agreement, dated as of May 24, 2007, among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 25, 2007).

4.9	Seventeenth Supplemental Indenture, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 1, 2007).

4.10	Exchange and Registration Rights Agreement, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June 1, 2007).

10.1	Employment Agreement, dated May 10, 2007, between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed May 15, 2007).

10.2	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, ABS LINCS PR, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., First Corrections — Puerto-Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Citigroup Global Markets Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book-running managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 1, 2007).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: August 6, 2007