Form 10-Q
period 2007-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2007-11-06
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of November 5, 2007, 54,954,662 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$22,398	$18,572
Accounts receivable, less allowance for doubtful accounts of $34,946 and $18,672, respectively	241,838	179,050
Prepaids and other	68,716	45,364

Total current assets	332,952	242,986
Property and equipment, net of accumulated depreciation	680,541	539,758
Cost in excess of net assets acquired	1,089,053	760,268
Other assets	66,765	37,910

Total assets	$2,169,311	$1,580,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,676	$25,222
Salaries and benefits payable	79,990	66,236
Other accrued liabilities	71,667	45,855
Current portion of long-term debt	5,903	2,386

Total current liabilities	187,236	139,699
Long-term debt, less current portion	1,176,553	740,921
Deferred tax liability	53,650	44,924
Other liabilities	28,158	27,599

Total liabilities	1,445,597	953,143
Minority interest	4,433	—
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 54,608 and 53,421 issued and outstanding, respectively	546	534
Additional paid-in capital	562,159	523,193
Retained earnings	156,576	104,052

Total stockholders’ equity	719,281	627,779

Total liabilities and stockholders’ equity	$2,169,311	$1,580,922

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$402,021	$253,696	$1,078,585	$742,534

Salaries, wages and employee benefits (including share-based compensation of $4,423, $2,059, $12,006 and $10,449 for the respective three and nine month periods in 2007 and 2006)	223,902	143,920	599,137	420,490
Professional fees	40,565	24,072	106,629	70,827
Supplies	21,820	14,494	59,745	42,766
Rentals and leases	5,747	3,274	15,391	9,906
Other operating expenses	38,517	23,038	105,026	70,428
Provision for doubtful accounts	7,019	4,401	20,958	13,756
Depreciation and amortization	8,525	5,194	22,037	14,745
Interest expense	22,253	10,059	53,669	28,537
Loss on refinancing of long-term debt	—	—	8,179	—

	368,348	228,452	990,771	671,455

Income from continuing operations before income taxes	33,673	25,244	87,814	71,079
Provision for income taxes	12,831	9,593	33,457	27,010

Income from continuing operations	20,842	15,651	54,357	44,069
Loss from discontinued operations, net of income tax benefit of $322, $78, $800 and $608 for the respective three and nine month periods in 2007 and 2006	(517)	(127)	(1,300)	(992)

Net income	$20,325	$15,524	$53,057	$43,077

Basic earnings per share:
Income from continuing operations	$0.38	$0.29	$1.00	$0.83
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	(0.01)

Net income	$0.37	$0.29	$0.98	$0.82

Diluted earnings per share:
Income from continuing operations	$0.38	$0.29	$0.98	$0.81
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	(0.01)

Net income	$0.37	$0.29	$0.96	$0.80

Shares used in computing per share amounts:
Basic	54,278	53,114	54,064	52,849
Diluted	55,415	54,266	55,343	54,077
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$53,057	$43,077
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	22,037	14,745
Share-based compensation	12,006	10,449
Loss on refinancing of long-term debt	8,179	—
Amortization of loan costs and bond premium	1,591	1,225
Loss from discontinued operations	1,300	992
Change in income tax assets and liabilities	8,219	24,270
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,557)	(11,721)
Prepaids and other current assets	648	(3,685)
Accounts payable	(6,784)	(2,038)
Salaries and benefits payable	(766)	4,740
Accrued liabilities and other liabilities	297	1,416

Net cash provided by continuing operating activities	81,227	83,470
Net cash used in discontinued operating activities	(493)	(2,677)

Net cash provided by operating activities	80,734	80,793

Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,729)	(167,065)
Capital purchases of leasehold improvements, equipment and software	(48,361)	(20,880)
Other assets	(750)	35

Net cash used in investing activities	(511,840)	(187,910)

Financing activities:
Borrowings on long-term debt	481,875	—
Principal payments on long-term debt	(40,220)	(274)
Net (decrease) increase in revolving credit facility borrowings	(11,000)	52,000
Payment of loan and stock issuance costs	(6,603)	(101)
Costs to refinance long-term debt	(7,127)	—
Excess tax benefits from share-based payment arrangements	4,072	5,771
Proceeds from issuance of common stock upon exercise of stock options	13,935	5,456

Net cash provided by financing activities	434,932	62,852

Net increase (decrease) in cash	3,826	(44,265)
Cash and cash equivalents at beginning of the period	18,572	54,699

Cash and cash equivalents at end of the period	$22,398	$10,434

Effect of Acquisitions:
Assets acquired, net of cash acquired	$533,084	$182,056
Liabilities assumed	(52,653)	(10,745)
Long-term debt assumed	(8,702)	(4,246)
Common stock issued	(9,000)	—

Cash paid for acquisitions, net of cash acquired	$462,729	$167,065

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
1. Recent Developments
On May 31, 2007, we completed the acquisition of Horizon Health Corporation (“Horizon Health”) for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. We also repurchased in a tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). In connection with these financing transactions, we recorded a loss of $8.2 million, which consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet as of December 31, 2006 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding share-based compensation expense, were less than 3% of net revenue for the three and nine months ended September 30, 2007. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$20,842	$15,651	$54,357	$44,069
Loss from discontinued operations, net of taxes	(517)	(127)	(1,300)	(992)

Net income	$20,325	$15,524	$53,057	$43,077

Denominator:
Weighted average shares outstanding for basic earnings per share	54,278	53,114	54,064	52,849
Effects of dilutive stock options and restricted stock outstanding	1,137	1,152	1,279	1,228

Shares used in computing diluted earnings per common share	55,415	54,266	55,343	54,077

Basic earnings per share:
Income from continuing operations	$0.38	$0.29	$1.00	$0.83
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	(0.01)

	$0.37	$0.29	$0.98	$0.82

Diluted earnings per share:
Income from continuing operations	$0.38	$0.29	$0.98	$0.81
Loss from discontinued operations, net of taxes	(0.01)	—	(0.02)	(0.01)

	$0.37	$0.29	$0.96	$0.80

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
4. Share-Based Compensation
We recognized approximately $4.4 million and $12.0 million in share-based compensation expense and approximately $1.7 million and $4.6 million of related income tax benefit for the three and nine months ended September 30, 2007, respectively. We recognized approximately $2.1 million and $10.4 million in share-based compensation expense and approximately $0.8 million and $4.0 million of related income tax benefit for the three and nine months ended September 30, 2006, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. Share-based compensation expense for the nine months ended September 30, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with one of our former executive officers. The impact of share-based compensation expense, net of tax, on our diluted earnings per share was approximately $0.05 and $0.13 per share for the three and nine months ended September 30, 2007, respectively. The impact of share-based compensation expense, net of tax, on our diluted earnings per share was approximately $0.02 and $0.12 per share for the three and nine months ended September 30, 2006, respectively. We classified $4.1 million and $5.8 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 and 2006 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 and 2006, respectively.
Based on our stock option and restricted stock grants outstanding at September 30, 2007, we estimate remaining unrecognized share-based compensation expense to be approximately $44.6 million with a weighted average remaining life of 3.4 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and an option’s exercise price, of options exercised during the nine months ended September 30, 2007 and 2006 was $15.1 million and $18.8 million, respectively.
We granted 2,521,427 stock options to employees during the nine months ended September 30, 2007. These options vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $14.35.
We granted 253,332 shares of restricted stock to certain executive officers during the nine months ended September 30, 2007. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $41.02 per share.
5. Mergers and Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the numerous acquisitions we have consummated. We account for acquisitions using the purchase method of accounting.
On May 31, 2007, we completed the acquisition of Horizon Health for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. We also repurchased in a tender offer substantially all of our 10 5/8% Notes. These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Notes. The purchase price allocation for Horizon Health is preliminary pending final measurement of certain assets and liabilities related to the acquisition.
During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
The following represents the unaudited pro forma results of our consolidated operations as if the Horizon Health acquisition had occurred on January 1, 2006, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based on their estimated fair values and changes in interest expense resulting from changes in consolidated debt (in thousands, except per share data):

	Three Months
	Ended	Nine Months
	September 30,	Ended September 30,
	2006	2007	2006
Revenue	$328,519	$1,200,501	$963,040
Net income	$16,762	$54,233	$45,427
Earnings per common share, basic	$0.32	$1.00	$0.86
Earnings per common share, diluted	$0.31	$0.98	$0.84
The pro forma information for the nine months ended September 30, 2007 includes a loss on refinancing of long-term debt of approximately $8.2 million. The pro forma information does not purport to be indicative of what our results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of our future results of operations. No pro forma information is presented for the three months ended September 30, 2007, as the acquisition

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
of Horizon Health occurred on May 31, 2007.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.7% at September 30, 2007 and December 31, 2006	$90,000	$101,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 7.2% and 7.1% at September 30, 2007 and December 31, 2006, respectively	574,250	350,000
7 3/4% Senior Subordinated Notes	476,667	220,000
10 5/8% Senior Subordinated Notes	34	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,766	27,062
Other	7,739	6,564

	1,182,456	743,307
Less current portion	5,903	2,386

Long-term debt	$1,176,553	$740,921

Senior Credit Facility
On May 31, 2007, we amended our Credit Agreement to increase our senior secured term loan facility from $350 million to $575 million to finance the acquisition of Horizon Health and complete the tender offer for our 10 5/8% Notes. Quarterly principal payments of $937,500 are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full at July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2007, we had $90.0 million in borrowings outstanding and $203.0 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee of 0.30% per annum on the unused portion of our revolving credit facility. Commitment fees were approximately $0.3 million for the nine months ended September 30, 2007.
Our Credit Agreement contains customary covenants that include: (1) limitations on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, liens, transactions with affiliates, dividends and redemptions; (2) total leverage ratio covenant; and (3) cross-default covenants triggered by a default of any other indebtedness of ours or our guarantor subsidiaries of at least $5.0 million. As of September 30, 2007, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under our Credit Agreement and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes will mature on July 15, 2015.
10 5/8% Notes
On May 31, 2007, we used a portion of the proceeds from our sale of 7 3/4% Notes and borrowings under our senior secured term loan facility to complete the tender offer for substantially all of our 10 5/8% Notes.
Mortgage Loans
With the acquisition of Horizon Health, we assumed a mortgage loan agreement insured by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $7.0 million. We have five mortgage loans insured by HUD that are secured by the real estate of five behavioral healthcare facilities. Interest accrues on the HUD loans at 5.7% to 7.6% and principal and interest are payable in 420 monthly installments through December 2038. The carrying amount of assets held as collateral approximated $36.3 million at September 30, 2007.
7. Income Taxes
The provision for income taxes for the nine months ended September 30, 2007 and 2006 reflects an effective tax rate of approximately 38.1% and 38.0%, respectively. The increase in the effective tax rate is primarily due to an increase in our overall effective state income tax rate.
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
Our tax years 2004 through 2006 remain open to examination by U.S. taxing authorities. During the quarter ended September 30, 2007, the statute of limitations closed on our 2003 federal income tax return. During the quarter ended June 30, 2007, we entered into a closing agreement with the Internal Revenue Service (“IRS”) with respect to an examination of our 2004 tax year, and we believe that it is highly unlikely the IRS will conduct further examinations of our 2004 federal income tax returns.
In addition, ABS, an entity acquired in 2006, has tax years which remain open to examination in the United States going back to the year 2000. We are entitled to full indemnification under the ABS purchase agreement for any liabilities resulting from such examinations. During the quarter ended June 30, 2007, ABS entered into a closing agreement with Puerto Rican taxing authorities. FHC Health Systems, Inc., as the seller in the ABS transaction paid all taxes and interest due under the closing agreement in accordance with the indemnification provisions of the ABS purchase agreement. The Puerto Rico settlement effectively closed to examination all tax years prior to 2006 with respect to certain entities acquired in the acquisition of ABS. Horizon Health, which we acquired on May 31, 2007, has tax years that remain open to examination going back to the year 2004.
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
During the quarter ended June 30, 2007, unrecognized tax benefits resulting from tax positions taken during prior periods decreased by approximately $1.0 million as a result of our closing agreement with the IRS with respect to our 2004 tax year and resulting adjustments to subsequent years. The settlement agreement had no impact on our provision for income taxes. During the three and nine months ended September 30, 2007, there have been no material increases in unrecognized tax benefits resulting from tax positions taken during current or prior periods, and there has been no material change in accrued interest and penalties or in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
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
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$177	$1,098	$2,310	$5,082

Operating expenses	1,016	1,303	3,643	5,922
Loss on disposal	—	—	767	760

	1,016	1,303	4,410	6,682

Loss from discontinued operations before income taxes	(839)	(205)	(2,100)	(1,600)
Benefit from income taxes	(322)	(78)	(800)	(608)

Loss from discontinued operations, net of taxes	$(517)	$(127)	$(1,300)	$(992)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, owned and leased facilities is our only reportable segment. Each of our inpatient facilities qualifies as an operating segment under SFAS No. 131; however, none is individually material. We have aggregated our inpatient facilities into one reportable segment based on the characteristics of the services provided. As of September 30, 2007, our owned and leased facilities provided mental health and behavioral health services to patients in 81 owned and 9 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS No. 131. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Three Months Ended September 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$359,295	$42,726	$—	$402,021

Adjusted EBITDA	$71,142	$7,299	$(9,567)	$68,874
Interest expense	7,630	(7)	14,630	22,253
Depreciation and amortization	7,265	895	365	8,525
Provision for income taxes	—	—	12,831	12,831
Inter-segment expenses	14,768	2,530	(17,298)	—
Other expenses:
Share-based compensation	—	—	4,423	4,423

Total other expenses	—	—	4,423	4,423

Income (loss) from continuing operations	$41,479	$3,881	$(24,518)	$20,842

Total assets	$1,967,533	$109,703	$92,075	$2,169,311
Nine Months Ended September 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$991,299	$87,286	$—	$1,078,585

Adjusted EBITDA	$196,672	$15,418	$(28,385)	$183,705
Interest expense	23,220	(17)	30,466	53,669
Depreciation and amortization	19,599	1,365	1,073	22,037
Provision for income taxes	2	—	33,455	33,457
Inter-segment expenses	39,289	4,537	(43,826)	—
Other expenses:
Loss on refinancing long-term debt	—	—	8,179	8,179
Share-based compensation	—	—	12,006	12,006

Total other expenses	—	—	20,185	20,185

Income (loss) from continuing operations	$114,562	$9,533	$(69,738)	$54,357

Total assets	$1,967,533	$109,703	$92,075	$2,169,311
Three Months Ended September 30, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$240,749	$12,947	$—	$253,696

Adjusted EBITDA	$48,139	$2,278	$(7,861)	$42,556
Interest expense	1,363	1	8,695	10,059
Depreciation and amortization	4,708	174	312	5,194
Provision for income taxes	—	—	9,593	9,593
Inter-segment expenses	9,434	506	(9,940)	—
Other expenses:
Share-based compensation	—	—	2,059	2,059

Total other expenses	—	—	2,059	2,059

Income (loss) from continuing operations	$32,634	$1,597	$(18,580)	$15,651

Total assets	$1,214,680	$29,481	$73,570	$1,317,731

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Nine Months Ended September 30, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$704,282	$38,252	$—	$742,534

Adjusted EBITDA	$139,391	$6,647	$(21,228)	$124,810
Interest expense	10,315	2	18,220	28,537
Depreciation and amortization	13,327	514	904	14,745
Provision for income taxes	—	—	27,010	27,010
Inter-segment expenses	28,071	1,575	(29,646)	—
Other expenses:
Share-based compensation	—	—	10,449	10,449

Total other expenses	—	—	10,449	10,449

Income (loss) from continuing operations	$87,678	$4,556	$(48,165)	$44,069

Total assets	$1,214,680	$29,481	$73,570	$1,317,731
10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,985	$20,413	$—	$22,398
Accounts receivable, net	—	233,876	7,962	—	241,838
Prepaids and other	—	59,249	11,961	(2,494)	68,716

Total current assets	—	295,110	40,336	(2,494)	332,952
Property and equipment, net of accumulated depreciation	—	630,006	57,942	(7,407)	680,541
Cost in excess of net assets acquired	—	1,089,053	—	—	1,089,053
Investment in subsidiaries	1,079,524	—		(1,079,524)	—
Other assets	16,101	46,400	4,264	—	66,765

Total assets	$1,095,625	$2,060,569	$102,542	$(1,089,425)	$2,169,311

Current Liabilities:
Accounts payable	$—	$28,227	$1,449	$—	$29,676
Salaries and benefits payable	—	78,810	1,180	—	79,990
Other accrued liabilities	20,794	47,522	5,845	(2,494)	71,667
Current portion of long-term debt	5,512	—	391	—	5,903

Total current liabilities	26,306	154,559	8,865	(2,494)	187,236
Long-term debt, less current portion	1,143,178	—	33,375	—	1,176,553
Deferred tax liability	—	53,650	—	—	53,650
Other liabilities	5,630	10,141	12,376	11	28,158

Total liabilities	1,175,114	218,350	54,616	(2,483)	1,445,597
Minority Interest	—	—	—	4,433	4,433
Total stockholders’ (deficit) equity	(79,489)	1,842,219	47,926	(1,091,375)	719,281

Total liabilities and stockholders’ (deficit) equity	$1,095,625	$2,060,569	$102,542	$(1,089,425)	$2,169,311

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed Consolidating Balance Sheet
As of December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,149	$17,423	$—	$18,572
Accounts receivable, net	—	179,050	—	—	179,050
Prepaids and other	—	44,154	1,210	—	45,364

Total current assets	—	224,353	18,633	—	242,986
Property and equipment, net of accumulated depreciation	—	511,263	36,085	(7,590)	539,758
Cost in excess of net assets acquired	—	760,268	—	—	760,268
Investment in subsidiaries	681,856	—	—	(681,856)	—
Other assets	12,349	21,856	3,705	—	37,910

Total assets	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

Current Liabilities:
Accounts payable	$—	$25,222	$—	$—	$25,222
Salaries and benefits payable	—	66,236	—	—	66,236
Other accrued liabilities	13,247	32,461	1,737	(1,590)	45,855
Current portion of long-term debt	2,084	—	302	—	2,386

Total current liabilities	15,331	123,919	2,039	(1,590)	139,699
Long-term debt, less current portion	714,061	—	26,860	—	740,921
Deferred tax liability	—	44,924	—	—	44,924
Other liabilities	6,539	12,140	8,920	—	27,599

Total liabilities	735,931	180,983	37,819	(1,590)	953,143
Total stockholders’ (deficit) equity	(41,726)	1,336,757	20,604	(687,856)	627,779

Total liabilities and stockholders’ (deficit) equity	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$402,021	$12,588	$(12,588)	$402,021
Salaries, wages and employee benefits	—	217,303	6,599	—	223,902
Professional fees	—	38,830	1,735	—	40,565
Supplies	—	21,295	525	—	21,820
Rentals and leases	—	5,535	212	—	5,747
Other operating expenses	—	36,788	(1,677)	3,406	38,517
Provision for doubtful accounts	—	6,769	250	—	7,019
Depreciation and amortization	—	7,956	630	(61)	8,525
Interest expense	21,910	—	343	—	22,253

	21,910	334,476	8,617	3,345	368,348
(Loss) income from continuing operations before income taxes	(21,910)	67,545	3,971	(15,933)	33,673
(Benefit from) provision for income taxes	(8,348)	21,179	—	—	12,831

(Loss) income from continuing operations	(13,562)	46,366	3,971	(15,933)	20,842
Loss from discontinued operations, net of taxes	—	(517)	—	—	(517)

Net (loss) income	$(13,562)	$45,849	$3,971	$(15,933)	$20,325

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$253,696	$2,863	$(2,863)	$253,696
Salaries, wages and employee benefits	—	143,920	—	—	143,920
Professional fees	—	24,058	14	—	24,072
Supplies	—	14,493	1	—	14,494
Rentals and leases	—	3,274	—	—	3,274
Other operating expenses	—	22,829	1,976	(1,767)	23,038
Provision for doubtful accounts	—	4,401	—	—	4,401
Depreciation and amortization	—	4,980	275	(61)	5,194
Interest expense	9,773	—	286	—	10,059

	9,773	217,955	2,552	(1,828)	228,452

(Loss) income from continuing operations before income taxes	(9,773)	35,741	311	(1,035)	25,244
(Benefit from) provision for income taxes	(3,714)	13,307	—	—	9,593

(Loss) income from continuing operations	(6,059)	22,434	311	(1,035)	15,651
Loss from discontinued operations, net of taxes	—	(127)	—	—	(127)

Net (loss) income	$(6,059)	$22,307	$311	$(1,035)	$15,524

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,078,585	$25,587	$(25,587)	$1,078,585
Salaries, wages and employee benefits	—	590,466	8,671	—	599,137
Professional fees	—	104,348	2,281	—	106,629
Supplies	—	59,012	733	—	59,745
Rentals and leases	—	15,147	244	—	15,391
Other operating expenses	—	102,360	5,910	(3,244)	105,026
Provision for doubtful accounts	—	20,423	535	—	20,958
Depreciation and amortization	—	20,933	1,286	(182)	22,037
Interest expense	52,827	—	842	—	53,669
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	61,006	912,689	20,502	(3,426)	990,771
(Loss) income from continuing operations before income taxes	(61,006)	165,896	5,085	(22,161)	87,814
(Benefit from) provision for income taxes	(23,243)	56,700	—	—	33,457

(Loss) income from continuing operations	(37,763)	109,196	5,085	(22,161)	54,357
Loss from discontinued operations, net of taxes	—	(1,300)	—	—	(1,300)

Net (loss) income	$(37,763)	$107,896	$5,085	$(22,161)	$53,057

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$742,534	$8,547	$(8,547)	$742,534
Salaries, wages and employee benefits	—	420,490	—	—	420,490
Professional fees	—	70,739	88	—	70,827
Supplies	—	42,765	1	—	42,766
Rentals and leases	—	9,906	—	—	9,906
Other operating expenses	—	69,626	6,141	(5,339)	70,428
Provision for doubtful accounts	—	13,756	—	—	13,756
Depreciation and amortization	—	14,114	813	(182)	14,745
Interest expense	27,610	—	927	—	28,537

	27,610	641,396	7,970	(5,521)	671,455

(Loss) income from continuing operations before income taxes	(27,610)	101,138	577	(3,026)	71,079
(Benefit from) provision for income taxes	(10,492)	37,385	117	—	27,010

(Loss) income from continuing operations	(17,118)	63,753	460	(3,026)	44,069
Loss from discontinued operations, net of taxes	—	(992)	—	—	(992)

Net (loss) income	$(17,118)	$62,761	$460	$(3,026)	$43,077

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(Dollars in thousands)

		Combined
		Subsidiary	Combined	Consolidating	Total Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(37,763)	$107,896	$5,085	$(22,161)	$53,057
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	20,933	1,286	(182)	22,037
Share-based compensation	—	12,006	—	—	12,006
Loss on refinancing of long-term debt	8,179	—	—	—	8,179
Amortization of loan costs and bond premium	1,557	—	34	—	1,591
Loss from discontinued operations	—	1,300	—	—	1,300
Change in income tax assets and liabilities	—	8,219	—	—	8,219
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(18,616)	59	—	(18,557)
Prepaids and other current assets	—	8,182	(10,028)	2,494	648
Accounts payable	—	(6,683)	(101)	—	(6,784)
Salaries and benefits payable	—	(552)	(214)	—	(766)
Accrued liabilities and other liabilities	7,860	(11,589)	6,520	(2,494)	297

Net cash (used in) provided by continuing operating activities	(20,167)	121,096	2,641	(22,343)	81,227
Net cash used in discontinued operating activities	—	(493)	—	—	(493)

Net cash (used in) provided by operating activities	(20,167)	120,603	2,641	(22,343)	80,734
Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,729)	—	—	—	(462,729)
Capital purchases of leasehold improvements, equipment and software	—	(48,030)	(331)	—	(48,361)
Other assets	—	(1,016)	266	—	(750)

Net cash used in investing activities	(462,729)	(49,046)	(65)	—	(511,840)
Financing activities:
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(39,971)	—	(249)	—	(40,220)
Net transfers to and from members	47,715	(70,721)	663	22,343	—
Net decrease in revolving credit facility	(11,000)	—	—	—	(11,000)
Payment of loan and issuance costs	(6,603)	—	—	—	(6,603)
Costs to refinance long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	4,072	—	—	—	4,072
Proceeds from issuance of common stock upon exercise of stock options	13,935	—	—	—	13,935

Net cash provided by (used in) financing activities	482,896	(70,721)	414	22,343	434,932

Net increase in cash	—	836	2,990	—	3,826
Cash and cash equivalents at beginning of period	—	1,149	17,423	—	18,572

Cash and cash equivalents at end of period	$—	$1,985	$20,413	$—	$22,398

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(Dollars in thousands)

		Combined
		Subsidiary	Combined	Consolidating	Total Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(17,118)	$62,761	$460	$(3,026)	$43,077
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14,114	813	(182)	14,745
Share-based compensation	—	10,449	—	—	10,449
Amortization of loan costs	1,192	(1)	34	—	1,225
Loss from discontinued operations, net of taxes	—	992	—	—	992
Change in income tax assets and liabilities	—	24,270	—	—	24,270
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,721)	—	—	(11,721)
Prepaids and other current assets	—	2,171	(5,856)	—	(3,685)
Accounts payable	—	(2,038)	—	—	(2,038)
Salaries and benefits payable	—	4,740	—	—	4,740
Accrued liabilities and other liabilities	(3,447)	(3,172)	8,035	—	1,416

Net cash (used in) provided by continuing operating activities	(19,373)	102,565	3,486	(3,208)	83,470
Net cash used in discontinued operating activities	—	(2,677)	—	—	(2,677)

Net cash (used in) provided by operating activities	(19,373)	99,888	3,486	(3,208)	80,793
Investing activities:
Cash paid for acquisitions, net of cash acquired	(167,065)	—	—	—	(167,065)
Capital purchases of leasehold improvements, equipment and software	—	(20,880)	—	—	(20,880)
Other assets	—	(176)	211	—	35

Net cash (used in) provided by investing activities	(167,065)	(21,056)	211	—	(187,910)
Financing activities:
Principal payments on long-term debt	(68)	—	(206)	—	(274)
Net increase in revolving credit facility	52,000	—	—	—	52,000
Net transfers to and from members	123,380	(126,336)	(252)	3,208	—
Payment of loan and issuance costs	(101)	—	—	—	(101)
Excess tax benefits from share-based payment arrangements	5,771	—	—	—	5,771
Proceeds from issuance of common stock upon exercise of stock options	5,456	—	—	—	5,456

Net cash provided by (used in) financing activities	186,438	(126,336)	(458)	3,208	62,852

Net (decrease) increase in cash	—	(47,504)	3,239	—	(44,265)
Cash and cash equivalents at beginning of period	—	44,114	10,585	—	54,699

Cash and cash equivalents at end of period	$—	$(3,390)	$13,824	$—	$10,434

11. Recently Issued Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to companies that elect the fair value option; however, the amendment to SFAS No. 115 applies to all companies with available-for-sale and trading securities. Companies will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We have not fully evaluated the impact the adoption of SFAS No. 159 will have, if any, on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements.
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results of operations.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate the operations of Horizon Health Corporation (“Horizon Health”);

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	those risks and uncertainties described from time to time in our filings with the SEC; and

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other SEC filings, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results of our inpatient facilities and managed inpatient behavioral health care operations.
     On May 31, 2007, we completed the acquisition of Horizon Health for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. We also repurchased in a tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the three months and nine months ended September 30, 2007, our same-facility revenue from owned and leased inpatient facilities increased by 8.3% and 7.0%, respectively, compared to the same period in 2006. Same-facility revenue growth was driven by increases in same-facility patient days and same-facility revenue per patient day. Same-facility patient days increased 1.5% and 1.6% during the three months and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Same-facility revenue per patient day increased 6.9% and 5.4%, respectively, for the three months and nine months ended September 30, 2007 compared to the same period in 2006. Same-facility growth refers to the comparison of each inpatient facility owned and leased by us during 2006 with the results for the comparable period in 2007.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 91.9% and 94.8% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the composition of patient service revenue relative to total revenue is primarily attributable to the other revenue generated from the contract management business, employee assistance programs and managed care plan in Puerto Rico acquired in the acquisitions of Alternative Behavioral Services, Inc. (“ABS”) and Horizon Health.
Other Revenue
     Other revenue is primarily generated by our contract management business. Our contract management business provides inpatient psychiatric management and development services to hospitals and clinics based on negotiated contracts. Revenue generated by our contract management services is recorded as management contract revenue in the period the services are provided at contractually determined rates, provided that collectability of such amounts is reasonably assured. Other revenue is also generated by our employee assistance programs and our managed care plan in Puerto Rico. Other revenue comprised approximately 8.1% and 5.2% of our total revenue for the nine months ended September 30, 2007 and 2006, respectively.
Results of Operations
     The following table illustrates our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$402,021	100.0%	$253,696	100.0%	$1,078,585	100.0%	$742,534	100.0%
Salaries, wages and employee benefits (including share-based compensation of $4,423, $2,059, $12,006 and $10,449 for the respective three and nine month periods in 2007 and 2006)	223,902	55.7%	143,920	56.7%	599,137	55.6%	420,490	56.6%
Professional fees	40,565	10.1%	24,072	9.5%	106,629	9.9%	70,827	9.5%
Supplies	21,820	5.4%	14,494	5.7%	59,745	5.5%	42,766	5.8%
Provision for doubtful accounts	7,019	1.8%	4,401	1.7%	20,958	1.9%	13,756	1.9%
Other operating expenses	44,264	11.0%	26,312	10.4%	120,417	11.2%	80,334	10.8%
Depreciation and amortization	8,525	2.1%	5,194	2.0%	22,037	2.0%	14,745	2.0%
Interest expense, net	22,253	5.5%	10,059	4.0%	53,669	5.0%	28,537	3.8%
Loss on refinancing long-term debt	—	0.0%	—	0.0%	8,179	0.8%	—	0.0%

Income from continuing operations before income taxes	33,673	8.4%	25,244	10.0%	87,814	8.1%	71,079	9.6%
Provision for income taxes	12,831	3.2%	9,593	3.8%	33,457	3.1%	27,010	3.7%

Income from continuing operations	$20,842	5.2%	$15,651	6.2%	$54,357	5.0%	$44,069	5.9%

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006
     The following table compares key operating statistics for our owned and leased inpatient facilities for the quarters ended September 30, 2007 and 2006 (revenue in thousands). Same-facility statistics for the quarter ended September 30, 2007 are shown on a comparable basis with statistics for the quarter ended September 30, 2006.

	Three Months Ended September 30,		%
	2007	2006	Change
Total facility results:
Revenue	$359,295	$240,749	49.2%
Number of facilities at period end	90	63	42.9%
Admissions	36,749	26,250	40.0%
Patient days	642,650	459,518	39.9%
Average length of stay	17.5	17.5	0.0%
Revenue per patient day	$559	$524	6.7%

Same-facility results:
Revenue	$254,680	$235,171	8.3%
Number of facilities at period end	61	61	0.0%
Admissions	25,888	25,738	0.6%
Patient days	454,129	447,533	1.5%
Average length of stay	17.5	17.4	0.6%
Revenue per patient day	$561	$525	6.9%
     Revenue. Revenue from continuing operations was $402.0 million for the quarter ended September 30, 2007 compared to $253.7 million for the quarter ended September 30, 2006, an increase of $148.3 million, or 58.5%. Revenue from owned and leased inpatient facilities accounted for $359.3 million in 2007 compared to $240.7 million in 2006, an increase of $118.5 million, or 49.2%. The increase in revenue from owned and leased inpatient facilities relates primarily to our acquisitions of behavioral health care facilities during 2006 and 2007, which accounted for $99.7 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities was primarily attributable to same-facility growth in patient days and revenue per patient day of 1.5% and 6.9%, respectively. The increase in revenue from other operations was primarily due to new operations acquired in the ABS and Horizon Health acquisitions.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $223.9 million for the quarter ended September 30, 2007 compared to $143.9 million for the quarter ended September 30, 2006. SWB expense includes $4.4 million and $2.1 million of share-based compensation expense for the quarters ended September 30, 2007 and 2006, respectively. Excluding share-based compensation expense, SWB expense was $219.5 million, or 54.6% of total revenue, in the quarter ended September 30, 2007 compared to $141.9 million, or 55.9% of total revenue, for the quarter ended September 30, 2006. SWB expense for owned and leased inpatient facilities was $195.9 million, or 54.5% of revenue, in 2007. Same-facility SWB expense for owned and leased inpatient facilities was $136.7 million, or 53.7% of revenue, in 2007 compared to $129.3 million, or 54.6% of revenue, in 2006. The increase in SWB expense for other operations was primarily a result of new operations acquired in the ABS and Horizon Health acquisitions. SWB expense for our corporate office was $10.7 million, including $4.4 million in share-based compensation, for 2007 compared to $7.6 million, including $2.1 million in share-based compensation, for 2006. Excluding share-based compensation, SWB expense for our corporate office increased approximately $0.8 million primarily because of the hiring of additional staff to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $40.6 million for the quarter ended September 30, 2007, or 10.1% of total revenue, compared to $24.1 million for the quarter ended September 30, 2006, or 9.5% of total revenue. Professional fees for owned and leased inpatient facilities were $33.7 million in 2007, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $22.3 million in 2007, or 8.7% of revenue, compared to $21.8 million in 2006, or 9.2% of revenue. The increase in professional fees for other operations was primarily a result of new operations acquired in the ABS and Horizon Health acquisitions.
     Supplies. Supplies expense was $21.8 million for the quarter ended September 30, 2007, or 5.4% of total revenue, compared to $14.5 million for the quarter ended September 30, 2006, or 5.7% of total revenue. Supplies expense for owned and leased inpatient facilities was $21.4 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $14.6 million in 2007, or 5.7% of revenue, compared to $13.9 million in 2006, or 5.9% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $7.0 million for the quarter ended September 30, 2007, or 1.8% of total revenue, compared to $4.4 million for the quarter ended September 30, 2006, or 1.7% of total revenue.

     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $44.3 million for the quarter ended September 30, 2007, or 11.0% of total revenue, compared to $26.3 million for the quarter ended September 30, 2006, or 10.4% of total revenue. Other operating expenses for owned and leased inpatient facilities were $30.4 million in 2007, or 8.5% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $20.0 million in 2007, or 7.8% of revenue, compared to $20.1 million in 2006, or 8.5% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of reductions in risk management costs as a percent of revenue. The increase in other operating expenses for other operations resulted primarily from new operations acquired in the ABS and Horizon Health acquisitions.
     Depreciation and amortization. Depreciation and amortization expense was $8.5 million for the quarter ended September 30, 2007 compared to $5.2 million for the quarter ended September 30, 2006. This increase in depreciation and amortization expense was primarily the result of our acquisitions of inpatient facilities during 2006 and 2007.
     Interest expense, net. Interest expense, net of interest income, was $22.3 million for the quarter ended September 30, 2007 compared to $10.1 million for the quarter ended September 30, 2006, an increase of $12.2 million. At September 30, 2007, we had $1,182.5 million in long-term debt compared to $538.4 million at September 30, 2006. The increase in interest expense was primarily the result of the increase in our long-term debt to finance acquisitions during the past twelve months. We borrowed $210.0 million in December 2006 to finance the acquisition of ABS and we incurred net borrowings of $443.2 million in May 2007 to finance the acquisition of Horizon Health.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.5 million and $0.1 million for the quarters ended September 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, we elected to dispose of one inpatient facility and accordingly we reclassified its operations as discontinued operations.
Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006
     The following table compares key operating statistics for our owned and leased inpatient facilities for the nine months ended September 30, 2007 and 2006 (revenue in thousands). Same-facility statistics for the nine months ended September 30, 2007 are shown on a comparable basis with statistics for the nine months ended September 30, 2006.

	Nine Months Ended September 30,		%
	2007	2006	Change
Total facility results:
Revenue	$991,299	$704,282	40.8%
Number of facilities at period end	90	63	42.9%
Admissions	103,608	79,458	30.4%
Patient days	1,788,185	1,356,138	31.9%
Average length of stay	17.3	17.1	1.2%
Revenue per patient day	$554	$519	6.7%

Same-facility results:
Revenue	$736,222	$688,222	7.0%
Number of facilities at period end	61	61	0.0%
Admissions	79,846	77,887	2.5%
Patient days	1,341,105	1,320,133	1.6%
Average length of stay	16.8	16.9	-0.6%
Revenue per patient day	$549	$521	5.4%
     Revenue. Revenue from continuing operations was $1,078.6 million for the nine months ended September 30, 2007 compared to $742.5 million for the nine months ended September 30, 2006, an increase of $336.1 million, or 45.3%. Revenue from owned and leased inpatient facilities accounted for $991.3 million in 2007 compared to $704.3 million in 2006, an increase of $287.0 million, or 40.8%. The increase in revenue from owned and leased inpatient facilities relates primarily to our acquisitions of behavioral health care facilities during 2006 and 2007, which accounted for $247.8 million of the increase in revenue. The remainder of the increase in revenue from owned and leased inpatient facilities was primarily attributable to same-facility growth in patient days and revenue per patient day of 1.6% and 5.4%, respectively. The increase in revenue from other operations was primarily due to new operations acquired in the ABS and Horizon Health acquisitions.
     Salaries, wages and employee benefits. SWB expense was $599.1 million for the nine months ended September 30, 2007 compared to $420.5 million for the nine months ended September 30, 2006. SWB expense includes $12.0 million and $10.4 million of share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation expense for the nine months ended September 30, 2006 includes $2.2 million related to options modified in the settlement of an employment contract with one of our former executive officers. Excluding share-based compensation expense, SWB expense was $587.1 million, or 54.4% of total revenue, in the nine months ended September 30, 2007 compared to $410.0 million, or 55.2% of total revenue, for the nine months ended September 30, 2006. SWB expense for owned and leased inpatient facilities was $536.4 million, or 54.1% of revenue, in 2007. Same-facility SWB expense for owned and leased inpatient facilities was $393.8 million, or 53.5% of revenue, in 2007 compared to $375.3 million, or 54.1% of revenue, in 2006. The increase in SWB expense for other operations was primarily a result of new operations acquired in the ABS and Horizon Health acquisitions. SWB expense for our corporate office was $30.8 million, including $12.0 million in share-based compensation, for 2007 compared to $24.3 million, including $10.4 million in share-based compensation, for 2006. Excluding share-based compensation, SWB expense for our corporate office increased approximately $4.9 million primarily because of the hiring of additional staff to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $106.6 million for the nine months ended September 30, 2007, or 9.9% of total revenue, compared to $70.8 million for the nine months ended September 30, 2006, or 9.5% of total revenue. Professional fees for owned and leased inpatient facilities were $93.6 million in 2007, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $66.7 million in 2007, or 9.1% of revenue, compared to $64.0 million in 2006, or 9.2% of revenue. The increase in professional fees for other operations was primarily a result of new operations acquired in the ABS and Horizon Health acquisitions.
     Supplies. Supplies expense was $59.7 million for the nine months ended September 30, 2007, or 5.5% of total revenue, compared to $42.8 million for the nine months ended September 30, 2006, or 5.8% of total revenue. Supplies expense for owned and leased inpatient facilities was $58.6 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $42.7 million in 2007, or 5.8% of revenue, compared to $41.1 million in 2006, or 5.9% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $21.0 million for the nine months ended September 30, 2007, or 1.9% of total revenue, compared to $13.8 million for the quarter ended September 30, 2006, or 1.9% of total revenue.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $120.4 million for the nine months ended September 30, 2007, or 11.2% of total revenue, compared to $80.3 million for the nine months ended September 30, 2006, or 10.8% of total revenue. Other operating expenses for owned and leased inpatient facilities were $85.3 million in 2007, or 8.6% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $60.3 million in 2007, or 8.2% of revenue, compared to $61.5 million in 2006, or 8.9% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of reductions in risk management costs as a percent of revenue. The increase in other operating expenses for other operations was primarily due to new operations acquired in the ABS and Horizon Health acquisitions.
     Depreciation and amortization. Depreciation and amortization expense was $22.0 million for the nine months ended September 30, 2007 compared to $14.7 million for the nine months ended September 30, 2006. This increase in depreciation and amortization expense was primarily the result of our acquisitions of inpatient facilities during 2006 and 2007.
     Interest expense, net. Interest expense, net of interest income, was $53.7 million for the nine months ended September 30, 2007 compared to $28.5 million for the nine months ended September 30, 2006, an increase of $25.1 million. At September 30, 2007, we had $1,182.5 million in long-term debt compared to $538.4 million at September 30, 2006. The increase in interest expense was primarily the result of the increase in our long-term debt to finance acquisitions during the past twelve months. We borrowed $210.0 million in December 2006 to finance the acquisition of ABS and we incurred net borrowings of $443.2 million in May 2007 to finance the acquisition of Horizon Health.
     Loss on refinancing of long-term debt. The cash purchase price for the Horizon Health acquisition and the cash paid for the 10 5/8% Notes were provided by an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Notes. We incurred a loss of $8.2 million to finance these transactions that consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $1.3 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, we elected to dispose of one inpatient facility and accordingly we reclassified its operations to discontinued operations.
Liquidity and Capital Resources
     Working capital at September 30, 2007 was $145.7 million, including cash and cash equivalents of $22.4 million, compared to working capital of $103.3 million, including cash and cash equivalents of $18.6 million, at December 31, 2006. We acquired $27.8 million of working capital from acquisitions during the nine months ended September 30, 2007. Additionally, accounts receivable, excluding the effect of acquisitions, increased $18.6 million primarily as a result of a 7.0% increase in our same-facility revenue for the nine months ended September 30, 2007 as compared to the same period last year.
     Cash provided by continuing operating activities was $81.2 million for the nine months ended September 30, 2007 compared to $83.5 million for the nine months ended September 30, 2006. This $2.3 million decrease in cash flows from continuing operating activities was primarily the result of income tax payments in 2007 of $21.5 million partially offset by an increase in operating results. We substantially utilized our net operating loss carryforwards in 2006 and began making income tax payments in 2007.
     Cash used in investing activities was $511.8 million for the nine months ended September 30, 2007 compared to $187.9 million for the nine months ended September 30, 2006. Cash used in investing activities for the nine months ended September 30, 2007 primarily consisted of $462.7 million paid for acquisitions and $48.4 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $21.8 million and $26.6 million, respectively, for the nine months ended September 30, 2007. We define expansion capital expenditures as those that increase our capacity or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.0% of our revenue for the nine months ended September 30, 2007. Cash used in investing activities for the nine months ended September 30, 2006 primarily consisted of cash paid for acquisitions of approximately $167.1 million and capital expenditures of approximately $20.9 million.
     Cash provided by financing activities was $434.9 million for the nine months ended September 30, 2007 compared to $62.9 million for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of an additional $225.0 million of senior secured term loans, the issuance of an additional $250.0 million of our 7 3/4% Notes as well as an additional $11.0 million in net payments under our revolving credit facility, which were used to finance acquisitions and to repurchase approximately $38.6 million of our 10 5/8% Notes. Additionally, during the nine months ended September 30, 2007, we received $13.9 million in proceeds from the exercise of stock options and $4.1 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007. Cash provided by financing activities for the nine months ended September 30, 2006 primarily consisted of $52.0 million in net borrowings under our revolving credit facility, $5.8 million in income tax benefits in excess of share-based compensation expense on stock options exercised and $5.5 million in proceeds from the exercise of stock options.
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
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient behavioral health care facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient behavioral health care facilities.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.7% at September 30, 2007 and December 31, 2006	90,000	$—	$90,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 7.2% and 7.1% at September 30, 2007 and December 31, 2006, respectively	574,250	4,688	7,500	7,500	554,562
7 3/4% Senior Subordinated Notes due July 15, 2015	476,667	—	—	—	476,667
10 5/8% Senior Subordinated Notes due June 15, 2013	34	—	—	—	34
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,766	391	859	973	31,543

	1,174,717	5,079	98,359	8,473	1,062,806

Lease and other obligations	88,835	16,767	26,587	15,436	30,045

Total contractual obligations	$1,263,552	$21,846	$124,946	$23,909	$1,092,851

(1)	Excludes capital lease and other obligations of $7.7 million, which are included in lease and other obligations.

     The fair value of our $470.0 million 7 3/4% Notes was approximately $475.9 million as of September 30, 2007. The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $218.6 million and approximately $42.4 million, respectively, as of December 31, 2006. The carrying value of our other long-term debt, including current maturities, of $705.8 million and $484.6 million at September 30, 2007 and December 31, 2006, respectively, approximated fair value. We had $574.3 million and $90.0 million of variable rate debt outstanding under our senior secured term loan facility and revolving credit facility, respectively, as of September 30, 2007. At our September 30, 2007 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $2.9 million.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At September 30, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
     Income Taxes
     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities, which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of an acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Information required by this item is provided in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit
Number	Description
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

Dated: November 6, 2007