Form 10-K
period 2007-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2008-02-29
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes      ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☑ No
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     As of February 21, 2008, 55,108,472 shares of the registrant’s common stock were outstanding. As of June 30, 2007, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $1.86 billion. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders to be held on May 20, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean Psychiatric Solutions, Inc. and its consolidated subsidiaries and all shares and per share amounts have been adjusted to reflect a 2-for-1 stock split that was effected on January 9, 2006.
Item 1. Business
Overview
     We are a leading provider of inpatient behavioral health care services in the United States. We operate 90 inpatient behavioral health care facilities with more than 10,000 beds in 31 states, Puerto Rico, and the U.S. Virgin Islands. We generated revenue of approximately $1.5 billion and $1.0 billion, respectively, for the years ended December 31, 2007 and 2006. We believe that our primary focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors.
     Our inpatient behavioral health care facilities accounted for 91.6% of our revenue for the year ended December 31, 2007. These inpatient facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers (“RTCs”). Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our RTCs offer longer term treatment programs primarily for children and adolescents with long-standing chronic behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patients.
     Other behavioral health care services accounted for 8.4% of our revenue for the year ended December 31, 2007. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
     Psychiatric Solutions was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 6640 Carothers Parkway, Suite 500, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Information about Psychiatric Solutions and our filings with the Securities and Exchange Commission can be found at our website at www.psysolutions.com.
Recent Development
     On May 31, 2007, we completed the acquisition of Horizon Health Corporation (“Horizon Health”), a provider of behavioral health care services, for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. Prior to this acquisition, Horizon Health’s common shares were traded on The NASDAQ Global Select Market under the ticker symbol “HORC”. We also repurchased, in a tender offer, substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). In connection with these financing transactions, we recorded a loss of $8.2 million, which consists primarily of the amount above par value paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit our interest rate swap agreements associated with our 10 5/8% Notes.
Our Industry
     According to the most recent data available from the National Association of Psychiatric Health Systems’ 2005 Annual Survey, an estimated 26% of the U.S. general population suffers from a diagnosable mental disorder in a given year. Based on the 2000 U.S. census issued in 2002, this figure translates to approximately 73 million Americans.
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
     Reduced capacity, mental health parity legislation, and increased demand for behavioral health care services have resulted in favorable industry fundamentals over the last several years. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased approximately 0.6% from 2004 to 2005, while the average occupancy rates decreased to approximately 73% for 2005 from approximately 74% for 2004, primarily due to a 5% increase in total licensed beds driven by expansions of existing facilities.

Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 11 days from 1997 to 2005. In 2005, the inpatient average length of stay was 9.6 days. The average inpatient net revenue per day increased from $537 in 2003 to $576 in 2004. The average RTC net revenue per day increased from $310 in 2004 to $332 in 2005 for freestanding RTC facilities. The average number of admissions for freestanding RTC facilities was 165 for 2004. Total patient days of care increased 3.5% from 2004 to 2005 in RTC facilities, with an average length of stay of 177 days in 2005.
Our Competitive Strengths
     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:
•	Singular focus on behavioral health care — We focus primarily on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and many of our owned and leased inpatient facilities have the leading market share in their respective service areas. We believe that the relationships and referral networks we have established will further enhance our presence within our markets. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our rigorous due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2007, we received 32% of our revenue from Medicaid, 13% from Medicare, 33% from HMO/PPO, commercial and private payors, 16% from various state agencies and 6% from other payors. As we receive Medicaid payments from more than 40 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2007, no single inpatient facility represented more than 3% of our revenue.

•	Experienced management team — Our senior management team has extensive experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 30 years of experience in various capacities in the health care industry. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal maintenance capital requirements — We generate consistent free cash flow by profitably operating our business, actively managing our working capital and having low maintenance capital expenditure requirements. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are less than that of other facility-based health care providers. Historically, our maintenance capital expenditures have amounted to approximately 2% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care facilities.
Our Growth Strategy
     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue successfully growing our business and increasing our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:
•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 6.5% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Same-facility revenue also increased by approximately 9.0%, 8.0%, and 9.0% for the years ended December 31, 2006, 2005, and 2004, respectively, compared to the immediately preceding years. Same-facility revenue refers to the comparison of the inpatient facilities we owned during a prior period with the comparable period in the subsequent period, adjusted for closures and combinations for comparability purposes. We intend to continue to increase our same-facility growth by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:

•	expanding bed capacity at our facilities to meet demand;

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate;

•	building and expanding relationships that enhance our presence in local and regional markets;

•	developing formal marketing initiatives and expanding referral networks; and

•	continuing to provide high quality service.
•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 freestanding acute and residential treatment facilities in the United States and the top two providers operate approximately one-third of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have a number of potential acquisitions that are in various stages of development and consideration. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.
Services
Inpatient Behavioral Health Care Facilities
     We operate 81 owned and 9 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored employee assistance programs; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet established criteria for inpatient care. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2007, our inpatient behavioral health care facilities division produced approximately 91.6% of our revenue.
     Through the diversity of programming and levels of care available, a patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless care system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multi-disciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his or her world. Services offered and disorders treated at our inpatient facilities include:
•	bipolar disorder

•	major depression

•	schizophrenia

•	attention deficit/hyperactivity disorder

•	impulse disorder

•	oppositional and conduct disorders

•	partial hospitalization

•	intensive outpatient

•	acute eating disorders

•	reactive attachment disorder

•	dual diagnosis

•	rehabilitation care

•	day treatment

•	detoxification

•	developmentally delayed disorders

•	therapeutic foster care

•	neurological disorders

•	rapid adoption services

•	day treatment

•	independent living skills

•	vocational training

•	chemical dependency

     Acute inpatient hospitalization is the most intensive level of care offered and typically involves 24-hour skilled nursing observation and care, daily oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Every patient admitted to our acute inpatient facilities is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute inpatient facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding patients’ illnesses is also provided by trained mental health professionals.
     Our RTCs provide longer term treatment programs for children and adolescents with long-standing behavioral/mental health problems. Twenty-four hour observation and care is provided in our RTCs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility. Our RTCs also provide academic programs conducted by certified teachers to child and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our RTCs include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component. Our RTCs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within a patient’s own state.
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
Other Behavioral Health Care Services
     Other behavioral health care services accounted for 8.4% of our revenue for the year ended December 31, 2007. This portion of our business primarily consists of our contract management and EAP businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
     Through our contract management business we develop, organize and manage behavioral health care programs within third-party general medical/surgical hospitals. Our broad range of services can be customized into individual programs that meet specific inpatient facility and community requirements. Our contract management business is dedicated to providing high quality programs with integrity, innovation and sufficient flexibility to develop customized individual programs. We provide our customers with a variety of management options, including clinical and management infrastructure, personnel recruitment, staff orientation and supervision, corporate consultation and performance improvement plans. Under the management contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities, support services, and generally its own nursing staff in connection with the operation of its programs. Our management contracts generally have an initial term of two to five years and are extended for successive one-year periods unless terminated by either party.
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

Competition
     The inpatient behavioral health care facility industry is highly fragmented and subject to continual changes in the method in which services are provided and the types of companies providing such services. We primarily compete with regional and local competitors. Some of our competitors are owned by governmental agencies and supported by tax revenue and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.
     In addition, we compete for patients with other for-profit providers of mental health care services, including other inpatient behavioral health care facilities, medical/surgical hospitals, independent psychiatrists and psychologists. We also compete with hospitals, nursing homes, clinics, physicians’ offices and contract nursing companies for the services of registered nurses. We attempt to differentiate ourselves from our competition through our singular focus on the provision of behavioral health care services, our reputation for the quality of our services, recruitment of first rate medical staff and accessibility to our facilities. In addition, we believe that the active development of our referral network and participation in selected managed care provider panels enable us to successfully compete for patients in need of our services.
Reimbursement
     Our inpatient owned and leased facilities receive payment for services from the federal government, primarily under the Medicare program; state governments, primarily under their respective Medicaid programs; private insurers, including managed care plans; and directly from patients. Most of our inpatient behavioral health facilities are certified as providers of Medicare and/or Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in our inpatient facilities, equipment, personnel and services. If an inpatient facility loses its certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although we intend to continue participating in such programs, there can be no assurance that we will continue to qualify for participation.
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
     Our consolidated day’s sales outstanding were 53 for the years ended December 31, 2007 and 2006.
Medicare
     Medicare provides insurance benefits to persons age 65 and over and some disabled persons. Current freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are transitioning to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis.
     The Centers for Medicare and Medicaid Services (“CMS”) implemented a three-year transition period to PPS, starting with the cost reporting periods beginning on or after January 1, 2005. The payment for the first year of the transition period (cost reporting periods beginning on or after January 1, 2005) consisted of 75% based on the cost-based reimbursement system and 25% at the prospective payment rate. In the second year, the split was 50% each and in the third year the split was 25% based on the cost-based system and 75% PPS. The prospective payment rate percentage is 100% for cost reporting periods beginning on or after January 1, 2008. Inpatient psychiatric facilities received a 3.2% increase in the Medicare prospective base rate beginning July 1, 2007. Annual updates are anticipated thereafter.
     Under CMS regulations, the PPS base per diem is adjusted for specific patient and facility characteristics that increase the cost of patient care. Payment rates for individual inpatient facilities are adjusted to reflect geographic differences in wages, and rural providers and teaching facilities receive an increased payment adjustment. Additionally, the base rate is adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, the per diem rate is adjusted for each day to reflect the number of days the patient has been in the facility. Medicare pays this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. Please see www.cms.hhs.gov/InpatientPsychFacilPPS for additional information.
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
Recovery Audit Contractors
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by health care providers. Fees to RACs are paid on a contingency basis. The RAC program began as a demonstration project in three states (New York, California, and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RACs in place in all 50 states by 2010.
     RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
     RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that RACs will review claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.
Medicaid
     Medicaid, a joint federal-state program that is administered by the respective states, provides hospital benefits to qualifying individuals who are unable to afford medical care. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures. As many states face pressures to control their budgets, political pressures have led some state legislatures to reduce such appropriations.
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
     The Mental Health Parity Act of 1996 (“MHPA”) is a federal law that requires annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applies to group health plans or health insurance coverage offered in connection with a group health plan that offers both mental health and medical/surgical benefits. However it does not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003; however, MHPA has been extended several times on a year to year basis, most recently on December 31, 2006 when MHPA was extended through the end of 2007. We expect MHPA will be extended through the end of 2008. Bills have also been introduced in Congress from time to time that could potentially apply this concept on a more far-reaching scale, most recently in the form of the Mental Health Parity Act of 2007 (S. 558), but we cannot predict whether any such legislation will be implemented in the future. Approximately 45 states have also enacted some form of mental health parity laws. Some of these laws apply only to select groups such as those with severe mental illness or a specific diagnosis.
Annual Cost Reports
     All facilities participating in the Medicare program and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports identifying costs associated with the services provided by each facility to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under Medicare and some Medicaid programs are subject to routine governmental audits, which may result in adjustments to the amounts ultimately determined to be due to us under those reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Nonetheless, once the Medicare fiscal intermediaries have issued a final Notice of Program Reimbursement (“NPR”) after an audit, any disallowances of claimed costs are due and payable within 30 days of receipt of the NPR. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ cost reports.
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
     All of the inpatient facilities operated by us are properly licensed under applicable state laws. Most of the inpatient facilities operated by us are certified under Medicare and/or Medicaid programs and accredited by The Joint Commission, a functional prerequisite to participation in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by The Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid program, that inpatient facility may be unable to receive reimbursement from the Medicare and/or Medicaid programs. If a provider for who we provide contract management services is excluded from any federal health care program, no services furnished by that provider would be reimbursed by any federal health care program. If one of our facilities is excluded from a federal health care program, that facility would not be eligible for reimbursement by any federal health care program.
     We believe that the inpatient facilities we own and operate generally are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to affect changes in our inpatient facilities, equipment, personnel and services. Additionally, certain of the employed and contracted personnel working at our inpatient facilities are subject to state laws and regulations governing their particular area of professional practice. We assist our managed client hospitals in obtaining required approvals for new programs.
Fraud and Abuse Laws
     Participation in the Medicare and/or Medicaid programs is heavily regulated by federal law and CMS regulation. If a hospital fails to substantially comply with the numerous federal laws governing that facility’s activities, the facility’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed.
     The portion of the Social Security Act commonly known as the “Anti-Kickback Statute” prohibits the payment, receipt, offer or solicitation of anything of value with the intent of generating referrals or orders for services or items covered by a federal or state health care program. Violations of the Anti-Kickback Statute may be punished by criminal or civil penalties, exclusion from federal and state health care programs, imprisonment and damages up to three times the total dollar amount involved. While evidence of intent is a prerequisite to any finding that the Anti-Kickback Statute has been violated, the statute has been interpreted broadly by federal regulators and courts to prohibit the payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business.
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
     The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-Kickback Statute. These regulations are known as “safe harbor” provisions. The safe harbor provisions delineate standards that, if complied with, protect conduct that might otherwise be deemed to violate the Anti-Kickback Statute. While compliance with the safe harbor provisions effectively insulates a practice from being found to be in violation of the Anti-Kickback Statute, the failure of a particular activity to comply with the safe harbor provisions does not mean that the activity violates the Anti-Kickback Statute. Rather, failure to comply with the safe harbor provisions simply denies us the opportunity to avail ourselves of the affirmative defense of compliance. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as to behavioral health programs and facilities we manage, including employment contracts, independent contractor agreements, professional service agreements and medical director agreements. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within the applicable safe harbors. We cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-Kickback Statute or other applicable laws. If we violate the Anti-Kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.
     We provide unit management services to acute care hospitals. Some of our management agreements provide for fees payable to us that are not fixed fees, but may vary based on revenue, the level of services rendered or the number of patients treated in the unit. We believe that the management fees reflect fair market value for the services rendered and are not determined in a manner that takes into account the volume or value of any referrals. Our management agreements satisfy many but not all of the requirements of the Personal Services and Management Contract Safe Harbor. We believe our management agreements comply with the Anti-Kickback Statute. As discussed above, the preamble to the Safe Harbor regulations specifically indicates that the failure of a particular business arrangement to comply with a Safe Harbor does not determine whether the arrangement violates the Anti-Kickback Statute.
     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients for the furnishing of any “designated health services” to health care entities in which they or any of their immediate family members have an ownership or other financial interest. These types of referrals are commonly known as “self referrals.” A violation of the Stark Law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.
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
     On December 28, 2000 (with revisions August 14, 2002), HHS published a final rule establishing standards for the privacy of individually identifiable health information, with compliance required by April 14, 2003. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions, including our facilities. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive administrative requirements on our facilities. They require our compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom they disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.
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

Other Medical Record Disclosure Laws
     Disclosure of health records relating to drug and alcohol treatment is regulated by the Federal Confidentiality of Alcohol and Drug Abuse Patient Records law. This law prohibits the disclosure and use of alcohol and drug abuse patient records that are maintained in connection with the performance of any federally assisted alcohol and drug abuse program. In most cases, disclosure is only permitted when the patient specifically consents to the proposed disclosure. Unlike HIPAA, consent is required even when the disclosure is for purposes of treatment, payment or health care operations. Violations of this law could result in criminal penalties, including fines of up to $500 for first offenses and up to $5,000 for each subsequent offense.
     Additionally, some states have laws specifically dealing with the disclosure of medical records related to treatment for substance abuse and/or mental health disorders. Both HIPAA and the Federal Confidentiality of Alcohol and Drug Abuse Patient Records provide a baseline level of protection for disclosure of health records. As such, they supersede state laws that are more lenient on the same subject. However, the federal laws give way to any state law that provides more stringent protection of health records.
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
Insurance
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
Employees
     As of December 31, 2007, we employed approximately 21,800 employees, of whom approximately 14,800 are full-time employees. Approximately 20,540 employees staff our owned and leased inpatient behavioral health care facilities, approximately 1,100 employees staff our other behavioral health care businesses and approximately 160 are in corporate management including finance, accounting, legal, operations management, development, utilization review, compliance, training and education, information systems, member services, and human resources. Approximately 320 employees are union members. We consider our employee relations to be in good standing.
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
Segments
     See Note 13 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for financial information about each segment of the Company, as defined by U.S. generally accepted accounting principles.
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
     Among these laws are the portions of the Social Security Act commonly known as the Anti-Kickback Statute, and a provision of the Social Security Act commonly known as the Stark Law. These laws impact the relationships that we may have with physicians and other referral sources. The Office of Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-Kickback Statute. Our current financial relationships with physicians and other referral sources may not qualify for safe harbor protection under the Anti-Kickback Statute. Failure to meet a safe harbor does not mean that the arrangement automatically violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Further, we cannot guarantee that practices that are outside of a safe harbor will not be found to violate the Anti-Kickback Statute.
     If we fail to comply with the Anti-Kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to criminal penalties, civil penalties (including the loss of our licenses to operate one or more inpatient facilities) and exclusion of one or more of our inpatient facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, if we do not operate our inpatient facilities in accordance with applicable law, our inpatient facilities may lose their licenses or the ability to participate in third party reimbursement programs.
     While we believe we are in substantial compliance with all applicable laws, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our inpatient facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, we are unable to predict whether other legislation or regulations at the federal or state level will be adopted or the effect such legislation or regulations will have on us.
If federal or state health care programs or managed care companies reduce reimbursement rates for services provided, revenue may decline.
     A large portion of our revenue comes from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in these programs. On November 3, 2004, the Centers for Medicare and Medicaid Services, or CMS, announced final regulations adopting a prospective payment system, or PPS, for services provided by inpatient behavioral health care facilities. Inpatient behavioral health care facilities historically have been reimbursed based on reasonable cost, subject to a discharge ceiling. For cost reporting periods after January 1, 2005, CMS began to phase in PPS over a three-year period, which pays inpatient behavioral health care facilities a per diem base rate. With the phase in now complete, inpatient behavioral health care facilities will be paid solely on a PPS basis for cost reporting periods after January 1, 2008.
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
     Substantially all of the patients admitted to the units we manage for acute care hospitals are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program we manage to be inadequate, it may seek to terminate its contract with us or not renew the contract. Similarly, we may not add new management contracts if prospective customers do not believe that such programs will generate sufficient revenue.
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
     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with self-insured retention common in the industry. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million for all of our inpatient facilities. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.
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
Covenant restrictions under our senior secured credit facilities and the indenture governing our 7 3/4% Senior Subordinated Notes may limit our ability to operate our business.
     Our senior secured credit facilities and the indenture governing the 7 3/4% Notes contain, among other things, covenants that may restrict our ability and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. These debt instruments restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

•	make certain restricted payments and investments;

•	create liens;

•	incur restrictions on our ability or the ability of our restricted subsidiaries to pay dividends or make other payments;

•	sell assets, including the capital stock of our restricted subsidiaries;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.
     In addition, our senior secured credit facilities require us to maintain specified financial ratios and tests that may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet the specified financial ratios and tests. We cannot assure you that we will meet the specified ratios and tests or that the lenders under our senior secured credit facilities will waive any failure to meet the specified ratios or tests, A breach of any of these covenants would result in a default under our senior secured credit facilities and any resulting acceleration thereunder may result in a default under the indenture governing the 7 3/4% Notes. If an event of default under our senior secured credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.
Additional financing may be necessary to fund our acquisition strategy and capital expenditures, and such financing may not be available when needed.
     Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology.
     In connection with our acquisition of Horizon Health on May 31, 2007, we incurred additional indebtedness to finance the $426.7 million purchase price. This significant indebtedness may adversely impact our ability to obtain additional financing for future acquisitions and/or capital expenditures on satisfactory terms. In addition, the terms of our outstanding indebtedness as well as our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain additional financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.

Recently acquired businesses and businesses acquired in the future will expose us to increased operating risks.
     On May 31, 2007, we completed the acquisition of Horizon Health for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. We also repurchased in a tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013. These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Notes.
     This acquisition, as well as other future acquisitions and expansions, exposes us to additional business and operating risk and uncertainties, including:
•	our ability to effectively manage the expanded activities;

•	our ability to realize our investment in the increased number of inpatient facilities;

•	our exposure to unknown liabilities; and

•	our ability to meet contractual obligations.
     If we are unable to manage the acquired businesses efficiently or effectively, or are unable to attract and retain additional qualified management personnel to run the expanded operations, it could have a material adverse effect on our business, financial condition and results of operations.
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
     Each year we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of internal control over financial reporting. During the course of our annual testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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
     HIPAA also mandates the use of standard formats for electronic transactions and establishing standard unique health identifiers. As of May 23, 2007, all health care providers, including our inpatient facilities, were required to have obtained a new National Provider Identifier to be used in standard transactions instead of other numerical identifiers. Our inpatient facilities did not experience payment delays during the transition to the new identifiers.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	those risks and uncertainties described from time to time in our filings with the SEC; and

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in this Annual Report on Form 10-K, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Item 1B. Unresolved Staff Comments.
     We have no unresolved SEC staff comments.
Item 2. Properties.
     We operate 90 owned or leased inpatient behavioral health care facilities with over 10,000 licensed beds in 31 states, Puerto Rico, and the U.S. Virgin Islands. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
				Acquired/
Facility	Location	Beds	Own/Lease	Opened
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	151	Own	11/01
Holly Hill Hospital	Raleigh, NC	108	Own	12/01
Riveredge Hospital	Chicago, IL	210	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	102	Lease	4/03
Cedar Springs Behavioral Health System	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	196	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	160	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	114	Own	6/03
Hill Crest Behavioral Health	Birmingham, AL	177	Own	6/03
Gulf Coast Youth Academy	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Hospital	Auburn Hills, MI	182	Lease	6/03
Heartland Behavioral Health	Nevada, MO	159	Own	6/03
Brynn Marr Behavioral Health	Jacksonville, NC	88	Own	6/03
Mission Vista Hospital	San Antonio, TX	83	Lease	6/03
Benchmark Behavioral Health	Woods Cross, UT	145	Own	6/03
Macon Behavioral Health System	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	194	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Acute Behavioral Health Center	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Health of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health System	North Charleston, SC	102	Own	5/04
Palmetto Pee Dee Behavioral Health System	Florence, SC	59	Own	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	120	Lease	6/04
Pride Institute	Eden Prairie, MN	36	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
North Spring Behavioral Healthcare	Leesburg, VA	77	Own	6/04
Peak Behavioral Health	Santa Teresa, NM	144	Own	6/04
Alhambra Hospital	Rosemead, CA	99	Own	7/05
Belmont Pines Hospital	Youngstown, OH	81	Own	7/05
Brooke Glen Behavioral Hospital	Fort Washington, PA	146	Own	7/05
Columbus Behavioral Center	Columbus, IN	61	Own	7/05
Cumberland Hospital	New Kent, VA	136	Own	7/05
Fairfax Hospital	Kirkland, WA	133	Own	7/05

				Date
				Acquired/
Facility	Location	Beds	Own/Lease	Opened
Fox Run Hospital	St. Clairsville, OH	93	Own	7/05
Fremont Hospital	Fremont, CA	96	Own	7/05
Heritage Oaks Hospital	Sacramento, CA	76	Own	7/05
Intermountain Hospital	Boise, ID	93	Own	7/05
Meadows Hospital	Bloomington, IN	78	Own	7/05
Mesilla Valley Hospital	Las Cruces, NM	121	Own	7/05
Montevista Hospital	Las Vegas, NV	101	Own	7/05
Pinnacle Pointe	Little Rock, AR	102	Own	7/05
Sierra Vista	Sacramento, CA	72	Own	7/05
Streamwood Hospital	Streamwood, IL	276	Own	7/05
Valle Vista Health System	Greenwood, IN	102	Own	7/05
West Hills Hospital	Reno, NV	95	Own	7/05
Willow Springs RTC	Reno, NV	76	Own	7/05
Canyon Ridge Hospital	Chino, CA	59	Own	8/05
Atlantic Shores Hospital	Fort Lauderdale, FL	72	Own	1/06
Wellstone Regional Hospital	Jeffersonville, IN	100	Own	1/06
Diamond Grove	Louisville, MS	50	Own	5/06
Hickory Trail Hospital	DeSoto, TX	86	Own	7/06
National Deaf Academy	Mount Dora, FL	132	Own	7/06
Windmoor Healthcare	Clearwater, FL	100	Own	9/06
University Behavioral Center	Orlando, FL	104	Own	9/06
Sandy Pines	Tequesta, FL	80	Own	9/06
Cumberland Hall Chattanooga	Chattanooga, TN	64	Own	12/06
Cumberland Hall Hopkinsville	Hopkinsville, KY	60	Own	12/06
Nashville Rehabilitation Hospital	Nashville, TN	111	Own	12/06
Panamericano	Cidra, Puerto Rico	195	Own	12/06
PRATS	Cidra/Bayamon, Puerto Rico	48	Own	12/06
The Pines Residential Treatment Center	Portsmouth, VA	424	Own	12/06
The Pines — Charleston	Summerville, SC	60	Lease	12/06
The Pines — Midlands	West Columbia, SC	59	Own	12/06
Virgin Islands Behavioral Services	St. Croix, U.S. Virgin Islands	30	Own	12/06
Virginia Beach Psychiatric Center	Virginia Beach, VA	100	Own	12/06
Three Rivers Behavioral Health	West Columbia, SC	86	Own	01/07
Copper Hills Youth Center	West Jordan, UT	153	Own	05/07
MeadowWood Behavioral Health System	New Castle, DE	53	Own	05/07
Focus Healthcare of Florida	Cooper City, FL	88	Own	05/07
Focus by the Sea	St. Simons, GA	101	Own	05/07
Arrowhead Behavioral Health	Maumee, OH	42	Own	05/07
Friends Hospital	Philadelphia, PA	219	Own	05/07
Kingwood Pines Hospital	Kingwood, TX	78	Own	05/07
Windsor-Laurelwood Center	Willoughby, OH	160	Lease	05/07
Lighthouse Care Center of Augusta	Augusta, GA	106	Own	05/07
Lighthouse Care Center of Conway	Conway, SC	108	Own	05/07
Lighthouse Care Center of Oconee	Tamassee, SC	28	Own	05/07
Michiana Behavioral Health Center	Plymouth, IN	80	Own	05/07
Poplar Springs Hospital	Petersburg, VA	184	Own	05/07
River Park Hospital	Huntington, WV	187	Own	05/07
Lighthouse Berkley	Summerville, SC	*	Own	05/07
Austin Lakes Hospital	Austin, TX	48	Lease	08/07
The Hughes Center for Exceptional Children	Danville, VA	56	Own	09/07

*	We acquired a non-operating facility, Lighthouse Berkley, in the acquisition of Horizon Health. Currently no patients are being served at this facility.
     In addition, our principal executive offices are located in approximately 65,000 square feet of leased space in Franklin, Tennessee. We do not anticipate that we will experience any difficulty in renewing our lease upon its expiration in February 2012, or obtaining different space on comparable terms if such lease is not renewed. We believe our executive offices and our hospital properties and equipment are generally well maintained, in good operating condition and adequate for our present needs.
Item 3. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on its financial condition or results of operations.

`
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

	High	Low
2006
First Quarter	$34.78	$29.08
Second Quarter	$34.48	$26.14
Third Quarter	$36.35	$25.59
Fourth Quarter	$38.84	$30.19

2007
First Quarter	$42.93	$35.18
Second Quarter	$42.75	$33.96
Third Quarter	$40.00	$31.81
Fourth Quarter	$40.71	$31.92
     At the close of business on February 21, 2008, there were approximately 106 holders of record of our common stock.
     We currently intend to retain future earnings for use in the expansion and operation of our business. Our Second Amended and Restated Credit Agreement, as amended, prohibits us from paying dividends on our common stock. Also, the indenture governing our 7 3/4% Notes provides certain financial conditions that must be met in order for us to pay dividends. Subject to the terms of applicable contracts, the payment of any future cash dividends will be determined by our Board of Directors in light of conditions then-existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.
Item 6. Selected Financial Data.
     The selected financial data presented below for the years ended December 31, 2007, 2006 and 2005, and at December 31, 2007 and 2006, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2004 and 2003, and at December 31, 2005, 2004 and 2003, are derived from our audited consolidated financial statements not included herein. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and operating data)
Income Statement Data:
Revenue	$1,481,952	$1,022,428	$715,324	$470,969	$277,575
Costs and expenses:
Salaries, wages and employee benefits	824,645	577,237	392,309	254,897	142,292
Other operating expenses	389,857	264,901	202,229	143,560	95,025
Provision for doubtful accounts	27,554	19,530	13,498	10,794	6,312
Depreciation and amortization	31,080	20,475	14,738	9,808	5,707
Interest expense	75,100	40,307	27,056	18,964	14,778
Other expenses	8,179	—	21,871	6,407	5,271

Total costs and expenses	1,356,415	922,450	671,701	444,430	269,385

Income from continuing operations before income taxes	125,537	99,978	43,623	26,539	8,190
Provision for income taxes	47,779	37,754	16,805	10,085	3,477

Income from continuing operations	$77,758	$62,224	$26,818	$16,454	$4,713

Net income	$76,208	$60,632	$27,154	$16,801	$5,216

Basic earnings per share from continuing operations	$1.43	$1.18	$0.60	$0.54	$0.23

Basic earnings per share	$1.40	$1.15	$0.61	$0.55	$0.26

Shares used in computing basic earnings per share	54,258	52,953	44,792	29,140	16,740

Diluted earnings per share from continuing operations	$1.40	$1.15	$0.58	$0.47	$0.20

Diluted earnings per share	$1.37	$1.12	$0.59	$0.48	$0.22

Shares used in computing diluted earnings per share from continuing operations	55,447	54,169	46,296	35,146	23,498

Balance Sheet Data:
Cash	$39,975	$18,572	$54,700	$33,451	$44,948
Working capital	157,831	103,287	138,844	39,843	66,446
Property and equipment, net	694,018	539,758	378,162	217,927	149,275
Total assets	2,179,523	1,580,922	1,175,031	496,684	346,202
Total debt	1,172,024	743,307	482,389	174,336	175,003
Series A convertible preferred stock	—	—	—	—	25,316
Stockholders’ equity	754,742	627,779	539,712	244,515	91,328

Operating Data:
Number of facilities	90	73	55	34	24
Number of licensed beds	10,155	8,330	6,389	4,295	3,128
Admissions	141,331	107,903	78,204	49,484	26,278
Patient days	2,471,835	1,891,685	1,430,090	996,840	525,055
Average length of stay	18	18	18	20	20
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc.

(“Ardent Behavioral”) and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. (“ABS”) on December 1, 2006. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 6.5% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Same-facility growth in 2007 was primarily the result of increases in patient days and revenue per patient day of 1.4% and 5.0%, respectively. Same-facility growth refers to the comparison of each inpatient facility owned during 2006 with the comparable period in 2007, adjusted for closures and combinations for comparability purposes.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 91.6% of our total revenue in 2007.
Other Revenue
     Other behavioral health care services accounted for 8.4% of our revenue for the year ended December 31, 2007. This portion of our business primarily consists of our contract management and EAP businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands).

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Revenue	$1,481,952	100.0%	$1,022,428	100.0%	$715,324	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $16,104 and $12,535 in 2007 and 2006, respectively)	824,645	55.6%	577,237	56.5%	392,309	54.8%
Professional fees	147,521	10.0%	97,116	9.5%	73,177	10.2%
Supplies	82,244	5.5%	58,986	5.8%	42,993	6.0%
Provision for doubtful accounts	27,554	1.9%	19,530	1.9%	13,498	1.9%
Other operating expenses	160,092	10.8%	108,799	10.6%	86,059	12.0%
Depreciation and amortization	31,080	2.1%	20,475	2.0%	14,738	2.1%
Interest expense, net	75,100	5.1%	40,307	3.9%	27,056	3.8%
Other expenses:
Loss on refinancing long-term debt	8,179	0.5%	—	0.0%	21,871	3.1%

Income from continuing operations before income taxes	125,537	8.5%	99,978	9.8%	43,623	6.1%
Provision for income taxes	47,779	3.3%	37,754	3.7%	16,805	2.4%

Income from continuing operations	$77,758	5.2%	$62,224	6.1%	$26,818	3.7%

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006
     The following table compares key total facility statistics and same-facility statistics for 2007 and 2006 for owned and leased inpatient facilities

	Year Ended December 31,		%
	2007	2006	Change
Total facility results:
Revenue (in thousands)	$1,357,827	$976,324	39.1%
Number of facilities at period end	90	73	21.6%
Admissions	141,331	107,903	31.0%
Patient days	2,471,835	1,891,685	30.7%
Average length of stay	17.5	17.5	0.0%
Revenue per patient day	$549	$516	6.4%

Same-facility results:
Revenue (in thousands)	$1,017,840	$955,849	6.5%
Number of facilities at period end	73	73	0.0%
Admissions	108,302	105,900	2.3%
Patient days	1,871,557	1,846,189	1.4%
Average length of stay	17.3	17.4	-0.6%
Revenue per patient day	$544	$518	5.0%
     Revenue. Revenue from continuing operations was $1.5 billion for the year ended December 31, 2007 compared to $1.0 billion for the year ended December 31, 2006, an increase of $460.0 million, or 44.9%. Revenue from owned and leased inpatient facilities accounted for $1.4 billion in 2007 compared to $976.3 million in 2006, an increase of $381.5 million, or 39.1%. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisitions of Horizon Health and ABS. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 1.4% and revenue per patient day of 5.0%. Other revenue was $124.1 million in 2007 compared to $46.1 million in 2006, an increase of $78.0 million, resulting primarily from other operations acquired in the ABS and Horizon Health acquisitions.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $824.6 million in 2007 compared to $577.2 million in 2006, an increase of $247.4 million, or 42.9%. SWB expense includes $16.1 million and $12.5 million of shared-based compensation expense for the years ended December 31, 2007 and 2006, respectively. Based on our stock option and restricted stock grants outstanding at December 31, 2007, we estimate remaining unrecognized share-based compensation expense to be approximately $41.1 million with a weighted-average remaining amortization period of 3.3 years. Excluding share-based compensation expense, SWB expense was $808.5 million, or 54.6% of total revenue, in 2007 compared to $564.7 million, or 55.2% of total revenue, in 2006. SWB expense for owned and leased inpatient facilities was $739.0 million in 2007, or 54.4% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $547.3 million in 2007, or 53.8% of revenue, compared to $521.9 million in 2006, or 54.3% of revenue. SWB expense for other operations was $44.2 million in 2007 compared to $15.8 million in 2006. The increase in SWB expense from other operations is primarily the result of businesses acquired in the acquisitions of ABS and Horizon Health. SWB expense for our corporate office was $41.5 million, including $16.1 million in share-based compensation, for 2007 compared to $31.6 million, including $12.5 million in shared-based compensation, for 2006. The increase in SWB expense for our corporate office was primarily as the result of hiring additional staff necessary to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $147.5 million in 2007, or 10.0% of total revenue, compared to $97.1 million in 2006, or 9.5% of total revenue. Professional fees for owned and leased inpatient facilities were $127.5 million in 2007, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $91.5 million in 2007, or 9.0% of revenue, compared to $88.3 million in 2006, or 9.2% of revenue. Professional fees for other operations increased to $14.7 million in 2007 compared to $3.1 million in 2006, primarily as a result of businesses acquired in the acquisitions of ABS and Horizon Health. Professional fees for our corporate office were $5.3 million in 2007 compared to $4.0 million in 2006.
     Supplies. Supplies expense was $82.2 million in 2007, or 5.5% of total revenue, compared to $59.0 million in 2006, or 5.8% of total revenue. Supplies expense for owned and leased inpatient facilities was $80.9 million in 2007, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $59.5 million in 2007, or 5.9% of revenue, compared to $57.1 million in 2006, or 5.9% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $27.6 million in 2007, or 1.9% of total revenue, compared to $19.5 million in 2006, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts.

     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $160.1 million in 2007, or 10.8% of total revenue, compared to $108.8 million in 2006, or 10.6% of total revenue. Other operating expenses for owned and leased inpatient facilities were $110.7 million in 2007, or 8.2% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $78.6 million in 2007, or 7.7% of revenue, compared to $83.4 million in 2006, or 8.7% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations increased to $41.8 million in 2007 compared to $18.5 million in 2006, primarily as a result of businesses acquired in the acquisitions of ABS and Horizon Health.
     Depreciation and amortization. Depreciation and amortization expense was $31.1 million in 2007 compared to $20.5 million in 2006, an increase of $10.6 million, primarily as a result of the acquisitions of ABS and Horizon Health.
     Interest expense, net. Interest expense, net of interest income, was $75.1 million in 2007 compared to $40.3 million in 2006, an increase of $34.8 million. On December 31, 2007, we had $1.2 billion in long-term debt compared to $743.3 million at December 31, 2006. The increase in interest expense is primarily the result of the increase in our long-term debt to finance acquisitions. We borrowed $210.0 million in December 2006 to finance the acquisition of ABS, and we incurred net borrowings of $443.2 million in May 2007 to finance the acquisition of Horizon Health.
     Loss on refinancing of long-term debt. During 2007 we incurred a loss on refinancing long-term debt of $8.2 million that consisted primarily of the amount above par value we paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit the related interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $1.6 million for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, we elected to dispose of one inpatient facility and accordingly we reclassified its operations to discontinued operations. During 2006, we terminated three of our contracts to manage state-owned inpatient facilities and sold a therapeutic boarding school.
Year Ended December 31, 2006 Compared To Year Ended December 31, 2005
     The following table compares key total facility statistics and same-facility statistics for 2006 and 2005 for owned and leased inpatient facilities.

	Year Ended December 31,		%
	2006	2005	Change
Total facility results:
Revenue (in thousands)	$976,324	$669,579	45.8%
Number of facilities at period end	73	55	34.5%
Admissions	107,903	78,206	38.0%
Patient days	1,891,685	1,430,090	32.3%
Average length of stay	17.5	18.3	-4.4%
Revenue per patient day	$516	$468	10.3%

Same-facility results:
Revenue (in thousands)	$729,602	$669,579	9.0%
Number of facilities at period end	55	55	0.0%
Admissions	79,981	78,206	2.3%
Patient days	1,474,977	1,430,090	3.1%
Average length of stay	18.4	18.3	0.5%
Revenue per patient day	$495	$468	5.8%
     Revenue. Revenue from continuing operations was $1.0 billion in 2006 compared to $715.3 million in 2005, an increase of $307.1 million, or 42.9%. Revenue from owned and leased inpatient facilities accounted for $976.3 million in 2006 compared to $669.6 million of the 2005 results, an increase of $306.7 million, or 45.8%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 3.1% and revenue per patient day of 5.8%, Other revenue was $46.1 million of the 2006 results compared to $45.7 million of the 2005 results.
     Salaries, wages, and employee benefits. SWB expense was $577.2 million in 2006, or 56.5% of total revenue. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123R”), Share Based Payment, using the modified-prospective transition method. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to the adoption of SFAS 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and, as a result, recognized no share-based compensation expense for those prior periods. SWB expense for 2006 includes $12.5 million of share-based compensation expense. Excluding share-based compensation expense, SWB expense was $564.7 million, or 55.2% of total revenue, in 2006 compared to $392.3 million, or 54.8% of total revenue, in 2005. SWB expense for owned and leased inpatient facilities was $529.8 million in 2006, or 54.3% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $392.7 million in 2006, or 53.8% of revenue, compared to $363.8 million in 2005, or 54.3% of revenue. SWB expense for other operations was $15.8 million in 2006 compared to $14.8 million in 2005. SWB expense for our corporate office was $31.6 million in 2006, including share-based compensation expense of $12.5 million, compared to $13.7 million in 2005, increasing primarily as a result of the share-based compensation expense and the hiring of additional staff necessary to manage the inpatient facilities and inpatient management contracts acquired during 2005 and 2006.
     Professional fees. Professional fees were $97.1 million in 2006, or 9.5% of total revenue, compared to $73.2 million in 2005, or 10.2% of total revenue. Professional fees for owned and leased inpatient facilities were $90.0 million in 2006, or 9.2% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $67.8 million in 2006, or 9.3% of revenue, compared to $66.3 million in 2005, or 9.9% of revenue. Professional fees for other operations were $3.1 million in 2006 compared to $3.4 million in 2005. Professional fees for our corporate office were $4.0 million in 2006 compared to $3.5 million in 2005.
     Supplies. Supplies expense was $59.0 million in 2006, or 5.8% of total revenue, compared to $43.0 million in 2005, or 6.0% of total revenue. Supplies expense for owned and leased inpatient facilities was $58.3 million in 2006, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $44.7 million in 2006, or 6.1% of revenue, compared to $42.3 million in 2005, or 6.3% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $19.5 million in 2006, or 1.9% of total revenue, compared to $13.5 million in 2005, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $108.8 million in 2006, or 10.6% of total revenue, compared to $86.1 million in 2005, or 12.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $85.0 million in 2006, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $64.3 million in 2006, or 8.8% of revenue, compared to $61.9 million in 2005, or 9.3% of revenue. Other operating expenses for other operations were $18.5 million in 2006 compared to $17.8 million in 2005. Other operating expenses at our corporate office were $5.4 million in 2006 compared to $6.4 million in 2005.
     Depreciation and amortization. Depreciation and amortization expense was $20.5 million in 2006 compared to $14.7 million in 2005, an increase of approximately $5.7 million. This increase in depreciation and amortization expense is primarily the result of our acquisitions of inpatient facilities during 2005 and 2006.
     Interest expense, net. Interest expense, net of interest income, was $40.3 million in 2006 compared to $27.1 million in 2005, an increase of $13.3 million or 49.0%. The increase in interest expense is primarily attributable to debt incurred to fund the 2006 acquisitions and the July 1, 2005 acquisition of Ardent Behavioral. On December 31, 2006, we had $743.3 million in long-term debt compared to $482.4 million at December 31, 2005. During the third and fourth quarters of 2006 we borrowed $101.0 million under our revolving credit facility and $150.0 million under our senior secured term loan facility to fund acquisitions, most notably ABS on December 1, 2006. During July 2005 we borrowed $520.0 million under a bridge loan facility ($150.0 million), senior secured term loan facility ($325.0 million) and our revolving credit facility ($45.0 million) to finance the Ardent Behavioral acquisition. We issued $220.0 million of our 7 3/4% Notes and repaid the $150.0 million bridge loan and $61.3 million of our 10 5/8% Notes in July 2005. During September 2005 we repaid $125.0 million of our senior secured term loan facility and all borrowings under our revolving credit facility with proceeds from an offering of our common stock.
     Other expenses. Other expenses in 2005 consisted of $21.9 million in losses on the refinancing of our long-term debt relating to the refinancings of $125.0 million of our senior secured term loan facility, $111.3 million of our 10 5/8% Notes and the $150.0 million bridge loan incurred to finance the acquisition of Ardent Behavioral.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) of approximately $1.6 million for the year ended December 31, 2006 and income from discontinued operations of $0.3 million for the year ended December 31, 2005 are primarily from the operations of five contracts to manage inpatient facilities for the Florida Department of Juvenile Justice and the operating results of a therapeutic boarding school sold in 2006. These contracts to manage inpatient facilities for the Florida Department of Juvenile Justice were assumed in the acquisition of Ramsay Youth Services, Inc. in 2003. Three of these contracts were terminated in 2006 and two were terminated in 2005.

Liquidity and Capital Resources
     Working capital at December 31, 2007 was $157.8 million, including cash and cash equivalents of $40.0 million, compared to working capital of $103.3 million, including cash and cash equivalents of $18.6 million, at December 31, 2006. At December 31, 2007, we had $213.0 million available for future borrowings under our revolving credit facility.
     Cash provided by continuing operating activities was $125.7 million in 2007 compared to $123.5 million in 2006. The increase in cash flows from operating activities was primarily due to an increase in cash generated from the inpatient facilities offset by an increase in income tax payments and interest payments. Income tax payments in 2006 were reduced by our utilization of net operating loss carryforwards and tax deductions generated by stock option exercises. Our operating loss carryforwards were substantially utilized in 2006, and as a result, income tax payments moved closer to our provision for income taxes in 2007. Interest payments in 2007 increased to $62.9 million compared to $40.2 million in 2006 primarily due to the increase in debt incurred to finance the acquisitions of ABS and Horizon Health.
     Billings for patient accounts receivable are generally submitted to the payor within three days of the patient’s discharge or completion of services. Interim billings may be utilized for patients with extended lengths of stay. We verify within a reasonable period of time that claims submitted to third-party payors have been received and are being processed by such payors. Follow-up regarding the status of each claim is made on a periodic basis until payment on the claim is received. Billing notices for self-pay accounts receivable are distributed on a periodic basis. Self-pay accounts receivable are turned over to collection agencies once internal collection efforts have been exhausted. Accounts receivable under our inpatient management contracts are billed at least monthly. Follow-up collection efforts are made on a periodic basis until payment is received. Our allowance for doubtful accounts for patient receivables primarily consists of patient accounts that are greater than 180 days past the patient’s discharge date. Our allowance for doubtful accounts for receivables due under our inpatient management contracts primarily consists of amounts that are specifically identified as potential collection issues. Accounts receivable are written off when collection within a reasonable period of time is deemed unlikely.
     Cash used by continuing investing activities was $538.5 million in 2007 compared to $419.5 million in 2006. Cash used in investing activities in 2007 was primarily the result of $462.8 million paid for acquisitions of behavioral health care facilities and $73.2 million paid for the purchases of fixed assets. Cash paid for acquisitions consisted primarily of the acquisition of Horizon Health. Cash used for routine and expansion capital expenditures was approximately $32.7 million and $40.5 million, respectively, for the year ended December 31, 2007. We anticipate expansion expenditures to increase in 2008 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 600 new beds to our operations. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.2% of our net revenue for 2007. Cash used in investing activities in 2006 consisted primarily of $385.1 million paid for acquisitions of behavioral health care facilities and $33.8 million paid for the purchases of fixed assets.
     Cash provided by financing activities was $432.5 million in 2007 compared to $259.6 million in 2006. During 2007, we borrowed an additional $225.0 million under our senior secured term loan facility and used the net proceeds of our offering of $250 million of 7 3/4% Notes to finance the majority of the Horizon Health acquisition and repurchase $38.6 million of our 10 5/8% Notes. We also had net repayments of $21.0 million on our revolving credit facility and received $17.3 million from issuances of our common stock from stock option exercises in 2007. Cash provided by financing activities in 2006 consisted primarily of $150.0 million and $101.0 million borrowed under our senior secured term loan facility and revolving credit facility, respectively, primarily to finance acquisitions.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the fourth quarter of 2007, we entered into an interest rate swap arrangement with a credit worthy financial institution to manage our exposure to fluctuations in interest rates. With this interest swap arrangement we will exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate. This interest rate swap arrangement matures on November 30, 2009. We expect a definitive agreement relating to the interest rate swap to be signed in the first quarter of 2008. During the second quarter of 2007, we terminated our interest rate swap agreements related to our 10 5/8% Notes.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, facility expansions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.4% and 6.7% at December 31, 2007 and December 31, 2006, respectively	80,000	$—	$80,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 6.8% and 7.1% at December 31, 2007 and December 31, 2006, respectively	573,313	4,688	7,500	561,125	—
7 3/4% Senior Subordinated Notes due July 15, 2015	476,508	—	—	—	476,508
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,671	397	873	988	31,413

	1,163,492	5,085	88,373	562,113	507,921
Lease and other obligations	91,107	16,762	24,990	13,322	36,033

Total contractual obligations	$1,254,599	$21,847	$113,363	$575,435	$543,954

(1)	Excludes capital lease obligations, fair value of interest rate swap, and other obligations of $7.7 and $0.8 million, which are included in lease and other obligations.
     The fair value of our $470.0 million 7 3/4% Notes was approximately $467.1 million as of December 31, 2007. The fair values of our $220.0 million 7 3/4% Notes and $38.7 million 10 5/8% Notes were approximately $218.6 million and approximately $42.4 million, respectively, as of December 31, 2006. The carrying value of our other long-term debt, including current maturities, of $695.5 million and $484.6 million at December 31, 2007 and December 31, 2006, respectively, approximated fair value. We had $80.0 million and $573.3 million, respectively, of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility as of December 31, 2007. As a result of our interest rate swap arrangement to exchange interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $348.3 million as of December 31, 2007. At our December 31, 2007 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.8 million.
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
     As of December 31, 2007, our patient accounts receivable balance for third-party payors was $222.4 million. A theoretical 1% change in the amounts due from third-party payors at December 31, 2007 could have an after tax effect of approximately $1.4 million on our financial position and results of operations.
     The following table presents the percentage by payor of our net revenue and accounts receivable for the years ended December 31, 2007 and 2006 (in thousands):

	For the Year Ended December 31,
	2007		2006
	Net	Accounts	Net	Accounts
	Revenue	Receivable	Revenue	Receivable
Payor mix:
Medicaid	32%	27%	36%	32%
Commercial/HMO/Private Pay	33%	36%	34%	35%
Medicare	13%	11%	13%	12%
State agency	16%	18%	13%	18%
Other	6%	8%	4%	3%

Total	100%	100%	100%	100%

     The following table presents the percentage by aging category of our accounts receivable at December 31, 2007 and 2006 (in thousands):

	At December 31,
	2007	2006
0 - 30 days	64%	61%
31 - 60 days	15%	16%
61 - 90 days	8%	9%
91 - 120 days	5%	5%
121 - 150 days	3%	4%
151 - 180 days	3%	3%
> 180 days	2%	2%

Total	100%	100%

     Our consolidated day’s sales outstanding were 53 for the years ended December 31, 2007 and 2006. Our consolidated collections as a percentage of net revenue less bad debt expense was 101.6% and 100.5% for the years ended December 31, 2007 and 2006, respectively.
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
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
     Share-Based Compensation
     We adopted SFAS No. 123R under the modified-prospective transition method on January 1, 2006, which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility of our stock price and the expected term of our stock options. Additionally, SFAS 123R requires us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities and including our interest rate swap, approximately $735.2 million of our long-term debt outstanding at December 31, 2007 was subject to a weighted-average fixed interest rate of 7.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $348.3 million outstanding at December 31, 2007 (excluding $225 million associated with our interest rate swap) and on which interest is generally payable at LIBOR plus 1.75%, and our $300.0 million revolving credit facility, which had a $80.0 million balance outstanding at December 31, 2007 and on which interest is generally payable at LIBOR plus 1.25% to 2.25% (depending on a certain covenant ratio). We have entered into an interest rate swap arrangement with a creditworthy financial institution to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt for a fixed rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $1.8 million on an annual basis based upon our borrowing level at December 31, 2007. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also reported on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in our 2007 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     On November 29, 2007, we entered into an interest rate swap transaction (the “Swap”) with Merrill Lynch Capital Services, Inc. (“Merrill Lynch”) to manage our exposure to fluctuations in interest rates. The Swap was effective on November 30, 2007 and applies to a notional amount of $225 million (the “Notional Amount”) of LIBOR indexed variable rate debt related to our senior secured term loan. The Swap expires on November 30, 2009. Under the Swap, we have agreed with Merrill Lynch to exchange interest payments on the Notional Amount. On a monthly basis, we have agreed to pay a fixed interest rate of 3.825% and Merrill Lynch has agreed to pay a floating interest rate equal to the one-month LIBOR. Although the parties entered into this transaction in November 2007, the parties have not executed a written agreement concerning the Swap, but expect to do so in the first quarter of 2008.
     The Swap has standard defaults and is cross-defaulted to the underlying Credit Agreement. The Swap can be terminated by Merrill Lynch upon an event of default, upon release of substantially all of the collateral under the Credit Agreement, or if Merrill Lynch loses its position on the collateral. The Swap can also be terminated if the Credit Agreement is refinanced in a way that (i) results in weaker covenants in the new credit agreement, (ii) leaves the Swap unsecured or (iii) leaves the Swap secured by collateral that is weaker than the collateral under the current arrangement. If the Swap is terminated early, it is possible that PSI would have to pay a breakage fee.
     Affiliates of Merrill Lynch have provided investment and commercial banking and financial advisory services from time to time for us in the ordinary course of business for which they have received customary fees. Merrill Lynch and its affiliates may in the future engage in investment banking or other transactions of a financial nature with us or our affiliates, including the provision of advisory services and the making of loans to us or our affiliates, for which they would receive customary fees or other payments.
PART III
Item 10. Directors and Executive Officers and Corporate Governance.
Directors
     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Proposal 1: Election of Directors” and “Corporate Governance — Committees of the Board of Directors — Audit Committee” is incorporated herein by reference.
Executive Officers of the Registrant
     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	54	April 1997	President and Chief Executive Officer
Terrance R. Bridges	55	July 2007	Chief Operating Officer
Jack E. Polson	41	August 2002	Executive Vice President, Chief Accounting Officer
Brent Turner	42	February 2003	Executive Vice President, Finance and Administration
Christopher L. Howard	41	September 2005	Executive Vice President, General Counsel and Secretary
Steven T. Davidson	50	August 1997	Chief Development Officer
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
     Terrance R. Bridges, Chief Operating Officer. Mr. Bridges has served as Chief Operating Officer since July 1, 2007. Mr. Bridges most recently served as President of PSI’s Western Division and prior to that as Chief Executive Officer of Fremont Hospital. From 1996 until 2004, Mr. Bridges worked at Cedars-Sinai Medical Center where he held administrative director roles. From 1986 until 1996 Mr. Bridges served as an officer and directed regional or divisional operations for Community Psychiatric Centers and Ramsay Healthcare Inc.

     Jack E. Polson, Executive Vice President, Chief Accounting Officer. Mr. Polson has served as an Executive Vice President since September 2006 and as Chief Accounting Officer since August 2002. Prior to being appointed Chief Accounting Officer, Mr. Polson had served as Controller since June 1997. From June 1995 until joining us, Mr. Polson served as Controller for Columbia Healthcare Network, a risk-bearing physician health organization. From May 1992 until June 1995, Mr. Polson served as an Internal Audit Supervisor for HCA.
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
Section 16(a) Compliance
     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Compensation Discussion and Analysis” and “Executive Compensation” is incorporated herein by reference. The “Compensation Committee Report” also included in the Proxy Statement is expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Corporate Governance — Standards of Independence for the Board of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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
3. Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 32 through 36.
     (b) Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).

2.2	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.3	Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

2.4	Amended and Restated Stock Purchase Agreement, dated as of October 27, 2006, by and between FHC Health Systems, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

2.5	Agreement and Plan of Merger, dated December 20, 2006, by and among Psychiatric Solutions, Inc., Panther Acquisition Sub, Inc. and Horizon Health Corporation (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

Exhibit
Number	Description
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005.

3.5	By-Laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of June 30, 2003, among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on July 30, 2003 (Registration No. 333-107453).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed July 8, 2005).

4.6	Form of Notes (included in Exhibit 4.5).

4.7	Thirty-Fifth Supplemental Indenture, dated as of May 21, 2007, by and among Psychiatric Solutions, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed on May 22, 2007).

4.8	Purchase Agreement, dated as of May 24, 2007, among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2007).

4.9	Seventeenth Supplemental Indenture, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

4.10	Exchange and Registration Rights Agreement, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June on 1, 2007).

10.1†	Employment Agreement, dated as of May 10, 2007, between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on May 15, 2007).

10.2†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent, Bank of America, N.A., as revolving loan facility administrative agent, collateral agent swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

Exhibit
Number	Description
10.4	Amendment No. 1 to Psychiatric Solutions, Inc.’s Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and between Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as Term Loan Facility Administrative Agent, Bank of America, N.A., as Revolving Credit Facility Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as the Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

10.5	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, ABS LINCS PR, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., First Corrections — Puerto-Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Citigroup Global Markets Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book-running managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

10.6	Interest Rate Swap Agreement, dated January 28, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.7	Confirmation of Interest Rate Swap Agreement, dated April 26, 2004, between Bank of America, N.A. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8†	Psychiatric Solutions, Inc. 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 22, 2007).

10.9†	Psychiatric Solutions, Inc. 2008 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 27, 2008).

10.10†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.11†	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.12†	Third Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.13†	Psychiatric Solutions, Inc. Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.14†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.15†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.16†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.17†	Amendment to the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.18†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997).

Exhibit
Number	Description
10.19†	2008 Executive Officer Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2007).

10.20†	Psychiatric Solutions, Inc. 2007 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2007).

10.21†	Psychiatric Solutions, Inc. 2008 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2008).

10.22†	Summary of Director Compensation (incorporated by reference to Exhibit 10.22 to the 2006 10-K).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective January 1, 2007.
As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Our accompanying consolidated financial statements have been audited by the independent registered public accounting firm of Ernst & Young LLP. Reports of the independent registered public accounting firm, including the independent registered public accounting firm’s attestation report on our internal control over financial reporting, are included in this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Psychiatric Solutions, Inc. and our report dated February 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2008

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$39,975	$18,572
Accounts receivable, less allowance for doubtful accounts of $35,587 and $18,672, respectively	233,945	179,050
Prepaids and other	66,159	45,364

Total current assets	340,079	242,986
Property and equipment:
Land	153,573	118,509
Buildings	541,338	414,493
Equipment	76,270	55,103
Less accumulated depreciation	(77,163)	(48,347)

	694,018	539,758
Cost in excess of net assets acquired	1,073,583	760,268
Other assets	71,843	37,910

Total assets	$2,179,523	$1,580,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,394	$25,222
Salaries and benefits payable	82,899	66,236
Other accrued liabilities	61,939	45,855
Current portion of long-term debt	6,016	2,386

Total current liabilities	182,248	139,699
Long-term debt, less current portion	1,166,008	740,921
Deferred tax liability	49,131	44,924
Other liabilities	23,235	27,599

Total liabilities	1,420,622	953,143
Minority Interest	4,159	—
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 55,107 and 53,421 issued and outstanding, respectively	551	534
Additional paid-in capital	574,943	523,193
Accumulated other comprehensive loss	(479)	—
Retained earnings	179,727	104,052

Total stockholders’ equity	754,742	627,779

Total liabilities and stockholders’ equity	$2,179,523	$1,580,922

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue	$1,481,952	$1,022,428	$715,324

Salaries, wages and employee benefits (including share-based compensation of $16,104 and $12,535 for the years ended December 31, 2006 and 2007)	824,645	577,237	392,309
Professional fees	147,521	97,116	73,177
Supplies	82,244	58,986	42,993
Rentals and leases	21,329	13,662	11,450
Other operating expenses	138,763	95,137	74,609
Provision for doubtful accounts	27,554	19,530	13,498
Depreciation and amortization	31,080	20,475	14,738
Interest expense	75,100	40,307	27,056
Loss on refinancing long-term debt	8,179	—	21,871

	1,356,415	922,450	671,701

Income from continuing operations before income taxes	125,537	99,978	43,623
Provision for income taxes	47,779	37,754	16,805

Income from continuing operations	77,758	62,224	26,818
(Loss) income from discontinued operations, net of income tax (benefit) provision of $(872), $(971) and $211 for 2007, 2006 and 2005, respectively	(1,550)	(1,592)	336

Net income available to common stockholders	$76,208	$60,632	$27,154

Basic earnings per share:
Income from continuing operations	$1.43	$1.18	$0.60
(Loss) income from discontinued operations, net of taxes	(0.03)	(0.03)	0.01

Net income	$1.40	$1.15	$0.61

Diluted earnings per share:
Income from continuing operations	$1.40	$1.15	$0.58
(Loss) income from discontinued operations, net of taxes	(0.03)	(0.03)	0.01

Net income	$1.37	$1.12	$0.59

Shares used in computing per share amounts:
Basic	54,258	52,953	44,792
Diluted	55,447	54,169	46,296
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2004	40,935	$409	$227,840	$—	$16,266	$244,515
Issuance of common stock, net of issuance costs	8,050	81	191,917	—	—	191,998
Common stock issued in acquisition	2,726	27	64,738	—	—	64,765
Exercise of stock options	719	7	6,378	—	—	6,385
Income tax benefit of stock option exercises	—	—	4,895	—	—	4,895
Net Income	—	—	—	—	27,154	27,154

Balance at December 31, 2005	52,430	524	495,768	—	43,420	539,712
Share-based compensation	—	—	12,535	—	—	12,535
Common stock issued in acquisition	130	1	4,276	—	—	4,277
Exercise of stock options and grant of restricted stock, net of issuance costs	861	9	6,260	—	—	6,269
Income tax benefit of stock option exercises	—	—	4,354	—	—	4,354
Net income	—	—	—	—	60,632	60,632

Balance at December 31, 2006	53,421	534	523,193	—	104,052	627,779
Comprehensive income:
Net income	—	—	—	—	76,208	76,208
Change in fair value of interest rate swap, net of tax benefit of $308	—	—	—	(479)	—	(479)

Total comprehensive income						75,729

Share-based compensation	—	—	16,104	—	—	16,104
Common stock issued in acquisition	243	2	8,998	—	—	9,000
Exercise of stock options and grants of restricted stock, net of issuance costs	1,443	15	17,220	—	—	17,235
Cumulative adjustment for adoption of FIN 48	—	—	—	—	(533)	(533)
Income tax benefit of stock option exercises	—	—	9,428	—	—	9,428

Balance at December 31, 2007	55,107	$551	$574,943	$(479)	$179,727	$754,742

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$76,208	$60,632	$27,154
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	31,080	20,475	14,738
Amortization of loan costs and bond premium	2,151	1,672	1,187
Share-based compensation	16,104	12,535	—
Loss on refinancing long-term debt	8,179	—	21,871
Change in income tax assets and liabilities	8,639	35,322	9,494
Loss (income) from discontinued operations, net of taxes	1,550	1,592	(336)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,725)	(11,636)	(9,399)
Prepaids and other current assets	4,175	(8,712)	(3,673)
Accounts payable	(7,560)	240	2,116
Salaries and benefits payable	2,185	5,584	2,598
Accrued liabilities and other liabilities	(6,319)	5,839	13,340
Other	—	—	463

Net cash provided by continuing operating activities	125,667	123,543	79,553
Net cash (used in) provided by discontinued operating activities	(193)	195	222

Net cash provided by operating activities	125,474	123,738	79,775

Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,820)	(385,078)	(514,525)
Capital purchases of leasehold improvements, equipment and software	(73,222)	(33,816)	(21,750)
Purchases of short-term investments	—	—	(29,400)
Sales of short-term investments	—	—	29,400
Cash paid for investments in equity method investees	—	—	(1,340)
Other assets	(2,451)	(594)	1,219

Net cash used in continuing investing activities	(538,493)	(419,488)	(536,396)
Net cash provided by discontinued investing activities	1,909	—	—

Net cash used in investing activities	(536,584)	(419,488)	(536,396)
(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Financing activities:
Net (decrease) increase in revolving credit facility, less acquisitions	$(21,000)	$101,000	$—
Borrowings on long-term debt	481,875	150,000	545,000
Principal payments on long-term debt	(41,281)	(465)	(236,822)
Payment of loan and issuance costs	(6,661)	(1,576)	(13,932)
Refinancing of long-term debt	(7,127)	—	(15,398)
Excess tax benefit from share based payment arrangements	9,428	4,354	—
Proceeds from public offering of common stock	—	—	192,637
Proceeds from exercises of common stock options	17,279	6,309	6,385

Net cash provided by financing activities	432,513	259,622	477,870

Net increase (decrease) in cash	21,403	(36,128)	21,249
Cash and cash equivalents at beginning of the year	18,572	54,700	33,451

Cash and cash equivalents at end of the year	$39,975	$18,572	$54,700

Supplemental Cash Flow Information:
Interest paid	$62,864	$40,177	$16,694

Income taxes paid (refunded)	$29,924	$(2,656)	$7,490

Effect of Acquisitions:
Assets acquired, net of cash acquired	$518,348	$432,533	$624,821
Cash paid for prior year acquisitions	—	—	5,793
Liabilities assumed	(37,826)	(32,819)	(51,324)
Common stock issued	(9,000)	(4,277)	(64,765)
Long-term debt assumed	(8,702)	(10,359)	—

Cash paid for acquisitions, net of cash acquired	$462,820	$385,078	$514,525

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1. Summary of Significant Accounting Policies
Description of Business
Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation and has its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities, we operated 90 owned or leased inpatient behavioral health care facilities with approximately 10,000 beds in 31 states, Puerto Rico and the U.S. Virgin Islands at December 31, 2007. Our other behavioral health care business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
Recent Developments
On May 31, 2007, we completed the acquisition of Horizon Health Corporation (“Horizon Health”), a provider of behavioral health care services, for $426.7 million in cash and the assumption of a mortgage loan of approximately $7.0 million. Prior to this acquisition, Horizon Health’s common shares were traded on The NASDAQ Global Select Market under the ticker symbol “HORC”. We also repurchased in a tender offer substantially all of our 10 5/8% Senior Subordinated Notes due 2013 (the “10 5/8% Notes”). These transactions were financed with an additional $225 million of term loans pursuant to our senior secured credit facility and the net proceeds of our offering of $250 million of 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”). During January 2007, we completed the acquisition of an 86-bed inpatient behavioral health care facility in Columbia, South Carolina.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.6% of net revenue for the year ended December 31, 2007.
The consolidated financial statements include all wholly-owned subsidiaries and entities controlled by Psychiatric Solutions, Inc. The consolidated financial statements include one inpatient behavioral health care facility in which we own a controlling interest and account for the ownership interest of the non-controlling partner as minority interest. All significant intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2007, the majority of our cash is deposited with two financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable vary according to the type of service being provided. Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated doubtful accounts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 11% and 12% of net patient receivables for our owned and leased facilities at December 31, 2007 and 2006, respectively. Medicaid comprised approximately 27% and 32% of net patient receivables for our owned and leased facilities at December 31, 2007 and 2006, respectively. Concentration of credit risk from other payors is reduced by the large number of patients and payors.
Accounts receivable for our management contracts is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated allowances for doubtful accounts. Concentration of credit risk is reduced by the large number of customers.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. We adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, on January 1, 2007, which requires significant judgments regarding the recognition and measurement of each tax position. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision.
Long-Lived Assets
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $29.2 million, $19.8 million and $14.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense includes the amortization of assets recorded under capital leases.
Cost in Excess of Net Assets Acquired (Goodwill)
We account for acquisitions using the purchase method of accounting. Goodwill is generally allocated to reporting units based on operating results. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment test of goodwill in 2007, 2006 and 2005 resulted in no goodwill impairment.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 (in thousands):

Balance at December 31, 2005	$526,536
Acquisition of National Deaf Academy	32,524
Acquisition of Alternative Behavioral Services	148,332
Other Acquisitions	52,876

Balance at December 31, 2006	760,268
Acquisition of Horizon Health	284,446
Other Acquisitions	28,869

Balance at December 31, 2007	$1,073,583

Other Assets
Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over their estimated life, which is between 4 years and 9 years. At December 31, 2007

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
and 2006, contracts totaled $26.5 million and $0.7 million and are net of accumulated amortization of $4.4 million and $2.6 million, respectively. The 2007 increase in intangible contract value is primarily the result of the fair value assigned to contracts assumed in the acquisition of Horizon Health. Amortization expense related to contracts was $1.7 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense related to contracts for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $3.4 million, $3.1 million, $3.1 million, $3.1 million and $3.1 million, respectively.
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
Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs at December 31, 2007 and 2006 totaled $16.8 million and $13.8 million and are net of accumulated amortization of $5.2 million and $3.3 million, respectively. The weighted average amortization period for loan costs incurred in 2007 is approximately 6 years. Amortization expense related to loan costs, which is reported as interest expense, was approximately $2.5 million, $1.7 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense of loan costs for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $2.9 million, $2.9 million, $2.3 million, $2.4 million and $1.8 million, respectively.
Other Accrued Liabilities
At December 31, 2007 and 2006, we had approximately $21.9 million and $10.9 million, respectively, of accrued interest expense in other accrued liabilities.
Share-Based Compensation
We adopted Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), under the modified-prospective transition method on January 1, 2006. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS 123R for all share-based payments granted on or after January 1, 2006. We use the Black-Scholes valuation model to determine grant-date fair value and use straight-line amortization of share-based compensation expense over the requisite service period of the grant. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS 123. Prior to the adoption of SFAS 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.
Derivatives
We may periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively exchange fixed or variable interest payments between two parties. During 2007, we entered into an arrangement to exchange the interest payments associated with a notional amount of $225 million LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we have designated this arrangement a cash flow hedge and have deemed it to be highly effective. We assess the effectiveness of the hedge quarterly. All changes in the fair value of a highly effective cash flow hedge are recognized as a component of other comprehensive income. Any change in the fair value of an ineffective portion of a cash flow hedge would be recorded to the income statement. If the interest rate swap arrangement is canceled, the gain or loss associated with the cancellation would be amortized through interest expense over the life of the agreement.
Risk Management
We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At December 31, 2007, all of our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $15.1 million and $18.1 million as of December 31, 2007 and 2006, respectively. This decrease is primarily due to favorable developments in our professional and general liability experience.
We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory workers’ compensation program is fully insured with a $350,000 deductible per accident. We believe that adequate provision has been made for workers’ compensation and professional and general liability risk exposures. The reserve for workers’ compensation liability was approximately $18.1 million and $18.7 million as of December 31, 2007 and 2006, respectively.
Fair Value of Financial Instruments
The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. At December 31, 2007, the carrying value and fair value of our 7 3/4% Notes was $470.0 million and $467.1 million, respectively. At December 31, 2006, the carrying value and fair value of our 7 3/4% Notes was $220 million and $218.6 million, respectively, and the carrying value and fair value of our 10 5/8% Notes was $38.7 million and $42.4 million, respectively.
Reclassifications
Certain reclassifications have been made to the prior year to conform with current year presentation.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, requires acquisition-related costs to be expensed as incurred and broadens the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We are currently evaluating the impact of SFAS 141(R) on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We will adopt SFAS 157 effective January 1, 2008 for financial assets and liabilities and are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“SFAS 159”), which permits, but does not require, the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 effective January 1, 2008 and do not expect to elect the fair value option for any of our financial instruments.
2. Revenue
Revenue consists of the following amounts (in thousands):

	December 31,
	2007	2006	2005
Patient service revenue	$1,357,827	$976,324	$669,579
Other revenue	124,125	46,104	45,745

Total revenue	$1,481,952	$1,022,428	$715,324

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Patient Service Revenue
Patient service revenue is generated by our inpatient facilities as a result of providing services provided to patients on an inpatient and outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. During the years ended December 31, 2007, 2006 and 2005, approximately 32%, 36% and 35%, respectively, of our revenue was obtained from providing services to patients participating in the Medicaid program. During the years ended December 31, 2007, 2006 and 2005, approximately 13% of our revenue was obtained from providing services to patients participating in the Medicare program.
We provide care without charge to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue. Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions.
Our revenue is particularly sensitive to regulatory and economic changes in the State of Texas. At December 31, 2007, we operated ten inpatient facilities in Texas and at December 31, 2006 and 2005, we operated eight inpatient facilities in Texas. We generated approximately 12%, 17% and 19% of our revenue from our Texas operations for the years ended December 31, 2007, 2006 and 2005, respectively.
Other Revenue
Other revenue primarily consists of our contract management and EAP businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	Year ended December 31,
	2007	2006	2005
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$77,758	$62,224	$26,818
(Loss) income from discontinued operations, net of taxes	(1,550)	(1,592)	336

Net income	$76,208	$60,632	$27,154

Denominator:
Weighted average shares outstanding for basic earnings per share	54,258	52,953	44,792
Effects of dilutive stock options and restriced stock outstanding	1,189	1,216	1,504

Shares used in computing diluted earnings per common share	55,447	54,169	46,296

Basic earnings per share:
Income from continuing operations	$1.43	$1.18	$0.60
(Loss) income from discontinued operations, net of taxes	(0.03)	(0.03)	0.01

	$1.40	$1.15	$0.61

Diluted earnings per share:
Income from continuing operations	$1.40	$1.15	$0.58
(Loss) income from discontinued operations, net of taxes	(0.03)	(0.03)	0.01

	$1.37	$1.12	$0.59

4. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the second quarter of 2007, we elected to dispose of one facility. During 2006, we terminated three of our contracts to manage state-owned inpatient facilities and sold a therapeutic boarding school. During 2005, we terminated two of our contracts. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue	$2,217	$6,149	$14,911

Operating expenses	3,872	7,287	14,364
Loss on disposal	767	1,425	—

	4,639	8,712	14,364

(Loss) income from discontinued operations before income taxes	(2,422)	(2,563)	547
(Benefit) provision for income taxes	(872)	(971)	211

(Loss) income from discontinued operations, net of income taxes	$(1,550)	$(1,592)	$336

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
5. Acquisitions
     2007 Acquisitions
During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health, which operated 15 inpatient facilities. Each acquisition was accounted for by the purchase method and the aggregate purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the period subsequent to the acquisition date. As the acquisition of Horizon Health involved a merger, the goodwill associated with this acquisition is not deductible for federal income tax purposes. The purchase price allocation for Horizon Health and certain other 2007 acquisitions is preliminary as of December 31, 2007, pending final measurement of certain assets and liabilities related to the acquisitions.
The following table summarizes the preliminary allocation of the aggregate purchase price of Horizon Health at December 31, 2007 (in thousands):

Horizon Health
Assets acquired:
Accounts receivable	$42,201
Other current assets	15,079
Fixed assets	96,190
Costs in excess of net assets acquired	284,446
Other assets	33,528

471,444
Liabilities assumed	35,469
Long-term debt assumed	6,998

Cash paid, net of cash acquired	$428,977

Acquisition-related direct costs paid subsequent to closing have been included as a part of the acquisition
     2006 Acquisitions
During 2006, we acquired 19 inpatient behavioral health care facilities with an aggregate of approximately 1,900 beds, including the December 1, 2006 purchase of the capital stock of Alternative Behavioral Services, Inc. (“ABS”), which owned nine inpatient facilities. Each acquisition was accounted for by the purchase method and the aggregate purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the periods subsequent to the acquisition date. As the acquisition of ABS involved the acquisition of stock, the goodwill associated with this acquisition is not deductible for federal income tax purposes.
The following table summarizes the allocation of the aggregate purchase price of ABS (in thousands):

ABS
Assets acquired:
Accounts receivable	$23,420
Other current assets	9,129
Fixed assets	65,438
Costs in excess of net assets acquired	149,077
Other assets	240

247,304
Liabilities assumed	31,313
Common stock issued	4,277

Cash paid, net of cash acquired	$211,714

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
     2005 Acquisitions
On July 1, 2005, we acquired Ardent Health Services, Inc. (“Ardent Behavioral”), an owner and operator of 20 inpatient behavioral health care facilities. This acquisition was accounted for by the purchase method and the aggregate purchase price of this transaction was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the accounts and operations of the acquired entities for the periods subsequent to the acquisition date. As the acquisition of Ardent Behavioral involved the acquisition of stock, the goodwill associated with this acquisition is not deductible for federal income tax purposes.
The following table summarizes the allocation of the aggregate purchase price of the Ardent Behavioral (in thousands):

Ardent
Behavioral

Assets acquired:
Accounts receivable	$47,670
Other current assets	23,436
Fixed assets	152,355
Costs in excess of net assets acquired	393,017
Other assets	4,601

621,079
Liabilities assumed	50,114
Common stock issued	64,765

Cash paid, net of cash acquired	$506,200

     Other Information
The following represents the unaudited pro forma results of consolidated operations as if the aforementioned acquisition of Horizon Health had occurred at the beginning of the immediately preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values and changes in interest expense resulting from changes in consolidated debt:

	Year Ended December 31,
	2007	2006
Revenue	$1,603,868	$1,316,298
Net income	77,297	61,853
Earnings per common share, basic	1.42	1.17
Earnings per common share, diluted	1.39	1.14
The pro forma information for the year ended December 31, 2007 includes a loss on refinancing long-term debt of approximately $8.2 million. The pro forma information given does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
6. Long-term debt
Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 6.4% and 6.7% at December 31, 2007 and December 31, 2006, respectively	$80,000	$101,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 6.8% and 7.1% at December 31, 2007 and December 31, 2006, respectively	573,312	350,000
7 3/4% Notes	476,508	220,000
10 5/8% Notes	34	38,681
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,671	27,062
Other	8,499	6,564

	1,172,024	743,307
Less current portion	6,016	2,386

Long-term debt	$1,166,008	$740,921

Senior Credit Facility
On July 1, 2005, we amended and restated our Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) to include a $325 million senior secured term loan facility with Citicorp North America, Inc. We borrowed $325 million on the senior secured term loan facility on July 1, 2005 to finance a portion of the purchase price for Ardent Behavioral. During the quarter ended September 30, 2005, we repaid $125 million of the senior secured term loan facility with a portion of the proceeds received from the sale of 8,050,000 shares of our common stock. On December 1, 2006, we amended our Credit Agreement to increase our senior secured term loan facility by $150 million and to increase our revolving credit facility to $300 million. On December 1, 2006, we borrowed $150 million under our senior secured term loan facility and $60 million under our revolving credit facility to finance the acquisition of ABS. On May 31, 2007, we amended our Credit Agreement to increase our senior secured term loan facility from $350 million to $575 million to finance a portion of the acquisition of Horizon Health and complete the tender offer for our 10 5/8% Notes. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2007, we had $80.0 million in borrowings outstanding and $213.0 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.25% and 0.5% per annum. Commitment fees were approximately $0.5 million for the year ended December 31, 2007.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of December 31, 2007, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
7 3/4% Notes
On July 6, 2005, we issued $220 million in 7 3/4% Notes. On May 31, 2007, we issued an additional $250 million in 7 3/4% Notes to finance a portion of the acquisition of Horizon Health and complete the tender offer for our 10 5/8% Notes. The 7 3/4% Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. We received a premium of 2.75% plus accrued interest from January 15, 2007 from the sale of the $250 million 7 3/4% Notes on May 31, 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes will mature on July 15, 2015.
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
Mortgage Loans
During 2002 and 2003, we borrowed approximately $23.8 million under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). During 2006, in connection with the purchase of real estate at a formerly leased inpatient facility, we assumed a mortgage loan agreement insured by HUD of approximately $4.0 million. During 2007, in connection with the Horizon Health acquisition, we assumed an additional HUD mortgage of approximately $7.0 million. The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral approximated $37.4 million at December 31, 2007.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an arrangement with a creditworthy financial institution to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate. The arrangement matures on November 30, 2009. The interest payments associated with this arrangement are settled on a net basis. The fair value of our interest rate swap at December 31, 2007, reflected a liability of $0.8 million, which represents the estimated amount we would have paid if the arrangement was canceled.
Other
The aggregate maturities of long-term debt, including capital lease obligations, are as follows (in thousands):

2008	$6,016
2009	85,692
2010	4,717
2011	4,678
2012	558,369
Thereafter	512,552

Total	$1,172,024

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
7. Leases
Our operating leases consist primarily of the lease of eight inpatient behavioral health care facilities, our corporate office and our office for our contract management and EAP business. At December 31, 2007, future minimum lease payments under operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2008	$15,831
2009	13,141
2010	9,812
2011	7,077
2012	5,311
Thereafter	31,403

Total	$82,575

8. Income Taxes
Total provision for income taxes for the years ended December 31, 2007, 2006 and 2005 was allocated as follows (in thousands):

	2007	2006	2005
Provision for income taxes attributable to income from continuing operations	$47,779	$37,754	$16,805
(Benefit from) provision for income taxes attributable to income from discontinued operations	(872)	(971)	211

Total provision for income taxes	$46,907	$36,783	$17,016

The provision for (benefit from) income taxes attributable to income from continuing operations consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$32,035	$10,327	$(1,802)
State	4,930	2,441	2,701
Foreign	4,121	219	—

	41,086	12,987	899
Deferred:
Federal	8,078	24,132	16,580
State	(460)	342	(908)
Foreign	(925)	293	234

	6,693	24,767	15,906

Provision for income taxes	$47,779	$37,754	$16,805

The tax benefits associated with exercises of nonqualified stock options decreased the current tax liability by $9.4 million, $4.4 million and $4.3 million in 2007, 2006 and 2005, respectively. Such benefits were recorded as increases to stockholders’ equity.
The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax (benefit) expense attributable to income from continuing operations is as follows (in thousands):

	2007	2006	2005
Federal tax	$43,938	$34,992	$15,268
State income taxes (net of federal)	2,906	1,809	1,165
Other	935	953	372

Provision for income taxes	$47,779	$37,754	$16,805

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2007 and 2006 are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$10,210	$11,708
Allowance for doubtful accounts	11,218	3,562
Alternative minimum tax credit carryovers	1,150	1,150
Accrued liabilities	24,757	14,027

Total gross deferred tax assets	47,335	30,447
Less: Valuation allowance	(5,640)	(2,988)

Total deferred tax assets	41,695	27,459
Deferred tax liabilities:
Intangible assets	(16,611)	(16,404)
Property and equipment	(51,509)	(43,690)

Net deferred tax liability	$(26,425)	$(32,635)

Deferred income taxes of $22.7 million and $12.3 million at December 31, 2007 and 2006, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $49.1 million and $44.9 million at December 31, 2007 and 2006, respectively. In connection with the Horizon Health acquisition, we recorded net deferred tax assets of approximately $11.7 million as of December 31, 2007, with a corresponding reduction in goodwill. Horizon Health’s final income tax returns for the period ending on the acquisition date have not been completed at the time of this filing. Upon completion of those tax returns, we will finalize the determination of deferred tax assets and liabilities resulting from the Horizon Health acquisition.
GAAP requires that deferred income taxes reflect the tax consequences of differences between the tax basis of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have recorded valuation allowances of $5.6 million, $3.0 million and $4.1 million at December 31, 2007, 2006 and 2005, respectively. The net change in valuation allowance was an increase of $2.6 million for the year ended December 31, 2007 and a decrease of $1.1 million for the year ended December 31, 2006. The valuation allowance reported as of December 31, 2007 of $5.6 million relates primarily to amounts recorded in various acquisitions and any subsequent reductions to this valuation allowance would reduce goodwill. Increase in valuation allowances of $2.2 million and reduction in valuation allowances of $0.4 million during the years ended December 31, 2007 and December 31, 2006, respectively, were allocated to goodwill.
As of December 31, 2007, we had an unrecognized deferred tax liability for temporary differences of $1.8 million related to investments in our Puerto Rico subsidiaries that are essentially permanent in duration.
As of December 31, 2007, we had federal net operating loss carryforwards of $9.0 million expiring in the years 2018 through 2022, state net operating loss carryforwards of $94.6 million expiring in various years through 2026, foreign net operating loss carryforwards of $12.0 million expiring through 2011 and an alternative minimum tax credit carryover of approximately $1.2 million available to reduce future federal income taxes.
We adopted FIN 48 effective January 1, 2007. As a result, we recognized a cumulative effect adjustment of approximately $0.5 million to decrease the January 1, 2007 retained earnings balance. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision. We had gross unrecognized tax benefits of $1.6 million upon adoption of FIN 48 and $1.3 million as of December 31, 2007. The total amount of interest and penalties recognized in our consolidated balance sheet was $0.2 million upon adoption of FIN 48 and as of December 31, 2007. The tax effect of deductible state tax and interest was $0.3 million upon adoption of FIN 48 and $0.5 million as of December 31, 2007. The net impact on provision for income tax of unrecognized tax benefits, if recognized, would have been $0.5 million upon adoption of FIN 48 and $0.3 million as of December 31, 2007.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$1,594
Increases for tax positions taken in the current year	274
Increases for tax positions taken in prior years	430
Reductions due to lapse of statute of limitations	(43)
Settlements	(983)

Balance as of December 31, 2007	$1,272

Our tax years 2004 through 2007 remain open to examination by federal and state taxing authorities. In addition, our 2003 tax year remains open to examination in certain states. During the year ended December 31, 2007, we entered into a closing agreement with the IRS with respect to an examination of our 2004 tax year. Although the statute of limitations remains open for 2004, it is highly unlikely that the IRS will conduct further examination of that year.
In addition, ABS, an entity acquired in 2006, has pre-acquisition federal income tax returns which remain open to examination back to the year 2002. Certain pre-acquisition state income tax returns of acquired ABS subsidiaries also remain open to examination for the years 2002 through 2006. We are fully indemnified under the ABS stock purchase agreement for any liabilities resulting from examinations of pre-acquisition tax returns. During 2007, we recorded unrecognized tax benefits in the amount of $0.5 million in the related to certain pre-acquisition state tax liabilities of acquired ABS subsidiaries, and we recorded an offsetting receivable from the selling shareholders under the terms of the indemnification provisions. During 2007, ABS entered into a closing agreement with Puerto Rico taxing authorities. The selling shareholders paid all taxes and interest due under the terms of the settlement agreement in accordance with the indemnification provisions of the ABS stock purchase agreement. The Puerto Rico settlement effectively closed to examination all tax years prior to 2006 with respect to the acquired ABS entities.
Horizon Health has federal and state tax years which remain open to examination going back to 2004 and in certain states going back to 2003. We have no indemnification for any pre-acquisition liabilities that may result from examinations of Horizon Health income tax returns for pre-acquisition periods.
In the next twelve months we anticipate increases in unrecognized tax benefits of approximately $0.4 million related to certain state tax issues, and we anticipate potential reductions in unrecognized tax benefits of approximately $0.2 million related to certain state tax expired statutes of limitation. In addition, we may record additional unrecognized tax benefits related to pre-acquisition tax years of Horizon Health. We are unable to estimate the potential increase in unrecognized tax benefits related to pre-acquisition tax years and any such increases would result in an increase in goodwill.
9. Stock Option Plans
A maximum of 11,116,666 shares of our common stock are authorized for grant as stock options, restricted stock or other share-based compensation under the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Grants to employees generally vest in annual increments of 25% each year, commencing on the date of grant or one year after the date of grant. The exercise prices of stock options are equal to the closing sales prices of our common stock on the date of grant or the trading day immediately preceding the date of grant.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Stock option activity during 2007 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2006	5,655	$20.76	n/a	n/a
Granted	2,668	$39.65	n/a	n/a
Canceled	(1,023)	$28.31	n/a	n/a
Exercised	(1,245)	$14.01	n/a	n/a

Outstanding at December 31, 2007	6,055	$28.41	8.0	$40,978

Exercisable at December 31, 2007	2,415	$18.75	6.9	$33,568

Of the 2.7 million stock options granted in 2007, approximately 660,000 stock options were granted to management employees related to recent acquisitions.
Restricted stock activity is as follows (number of restricted shares in thousands):

		Weighted
	Number	Average
	of	Grant-
	Restricted	Date Fair
	Shares	Value
Unvested at December 31, 2006	55	$33.11
Granted	253	$41.02
Canceled	(52)	$38.56
Vested	(14)	$33.11

Unvested at December 31, 2007	242	$40.20

We recognized $16.1 million and $12.5 million in share-based compensation expense and approximately $6.1 million and $4.7 million of related income tax benefit for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense for the year ended December 31, 2006 includes $2.2 million recorded in the quarter ended March 31, 2006 resulting from reversing the cancellation and accelerating the vesting of 89,014 stock options previously granted to our former Chief Operating Officer. Remaining share-based compensation expense was recorded as a result of adopting SFAS 123R. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.18 and $0.14 per share for the years ended December 31, 2007 and 2006, respectively. Also as a result of adopting SFAS 123R, we classified $9.4 million and $4.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 and 2006, respectively, as a cash flow from financing activities in our Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006, respectively. Prior to the adoption of SFAS 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model. We recognize expense on all share-based awards on a straight-line basis over the requisite service period of the entire award.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
For periods presented prior to the adoption of SFAS 123R, pro forma information regarding net income and earnings per share as required by SFAS 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. Our pro forma information follows for the year ended December 31, 2005 (in thousands, except per share amounts):

Net income	$27,154
Pro forma compensation expense from stock options, net of tax	4,361

Pro forma net income	$22,793

Basic earnings per share:
As reported	$0.61
Pro forma	$0.51
Diluted earnings per share:
As reported	$0.59
Pro forma	$0.49
The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Weighted average grant-date fair value of options	$14.25	$9.96	$7.73
Risk-free interest rate	5%	5%	4%
Expected volatility	35%	31%	33%
Expected life	5	4	5
Dividend yield	0%	0%	0%
Our estimate of expected volatility for stock options granted in 2007 and 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at December 31, 2007, we estimate remaining unrecognized share-based compensation expense to be approximately $41.1 million with a weighted average remaining amortization period of 3.3 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2007, 2006 and 2005 was $31.2 million, $19.4 million and $11.8 million, respectively.
10. Employee Benefit Plan
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
11. Contingencies and Health Care Regulation
     Contingencies
We are subject to various claims and legal actions which arise in the ordinary course of business. We have professional liability insurance to protect against such claims or legal actions. We believe the ultimate resolution of such matters will be adequately covered by insurance and will not have a material adverse effect on our financial position or results of operations.
     Employment Agreements
We entered into a new employment agreement with Joey A. Jacobs, our Chairman, President and Chief Executive Officer, on May 10, 2007. The employment agreement superseded Mr. Jacobs’ prior employment agreement with us. The employment agreement expires on December 31, 2008, but is subject to automatic annual renewals absent prior notice from either party of the intent not to renew the

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
employment agreement. Pursuant to the employment agreement, Mr. Jacobs’ base salary, cash bonuses and incentive compensation are subject to adjustment from time to time at the discretion of the Compensation Committee.
If we terminate Mr. Jacobs’ employment “without cause” or if Mr. Jacobs resigns as a result of a “constructive discharge,” as those terms are defined in the employment agreement: (a) Mr. Jacobs will receive a lump sum severance payment equal to two times the sum of (i) his base salary on the date of termination and (ii) the most recent annual bonus paid to Mr. Jacobs during the immediately previous 12-month period; (b) Mr. Jacobs will receive any earned but unpaid base salary, which shall be paid in accordance with our normal payroll practices; (c) Mr. Jacobs will receive bonus compensation payable on a prorated basis for the year of termination, which shall be paid at the same time our executive officers receive their bonuses for the year in which the termination occurred; (d) to the extent that Mr. Jacobs is eligible for and has elected continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), we agreed to waive all premiums for elected continuation coverage during such COBRA period but not to exceed 18 months; (e) to the extent that Mr. Jacobs is covered by an individual health policy, we will pay all reasonable premiums under such policy for 24 months following the termination date; and (f) all shares of restricted stock and unvested stock options held by Mr. Jacobs and scheduled to vest during the succeeding 24-month period will immediately vest and any such options will remain exercisable for 12 months from the date of termination. Termination, whether voluntary or involuntary, of Mr. Jacobs’ employment within 12 months following a “change in control,” as defined in the employment agreement, shall be treated as a termination without cause.
If Mr. Jacobs’ employment terminates as a result of his disability or death, Mr. Jacobs or his beneficiaries will be entitled to receive any earned but unpaid base salary, which shall be paid in accordance with the normal payroll practices of the Company. In addition, Mr. Jacobs or his beneficiaries will also receive any bonus compensation, which is payable on a prorated basis for the year of termination, and which shall be paid at the same time our executive officers receive their bonuses for the year in which the termination occurred. Finally, all shares of restricted stock and unvested stock options held by Mr. Jacobs will immediately vest upon his death or termination for disability.
If Mr. Jacobs’ employment is terminated for cause, as defined in the employment agreement, or he resigns other than pursuant to a triggering event described above, any earned but unpaid base salary shall be paid in accordance with our normal payroll practices, but we will not make any other payments or provide any benefits to Mr. Jacobs.
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
12. Related Party Transactions
William M. Petrie, M.D., a member of our Board of Directors, serves as President of Psychiatric Consultants, P.C. (“PCPC”), a practice group managed by us, and owns a 14% interest in PCPC. The initial term of the management agreement was for three years. It was most recently renewed for an additional three year term on April 11, 2006. The management agreement will continue to automatically renew for three year terms unless terminated by either party. Our management fee was for the years ended December 31, 2007, 2006 and 2005 was $0.1 million. At December 31, 2007 and 2006, PCPC owed us $0.1 million.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
13. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), owned and leased facilities is our only reportable segment. Each of our inpatient facilities qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our inpatient facilities into one reportable segment based on the characteristics of the services provided. As of December 31, 2007, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 81 owned and 9 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office items and discontinued operations.
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
Year Ended December 31, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,357,827	$124,125	$—	$1,481,952

Adjusted EBITDA	$272,782	$21,850	$(38,632)	$256,000
Interest expense, net	30,470	513	44,117	75,100
Provision for income taxes	—	—	47,779	47,779
Depreciation and amortization	27,094	2,526	1,460	31,080
Inter-segment expenses	56,032	4,914	(60,946)	—
Other expenses:
Share-based compensation	—	—	16,104	16,104
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	24,283	24,283

Income (loss) from continuing operations	$159,186	$13,897	$(95,325)	$77,758

Total assets	$1,862,117	$210,645	$106,761	$2,179,523

Capital expenditures	$50,431	$159	$22,632	$73,222

Cost in excess of net assets acquired	$922,353	$151,230	$—	$1,073,583

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Year Ended December 31, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$976,324	$46,104	$—	$1,022,428

Adjusted EBITDA	$193,790	$8,074	$(28,569)	$173,295
Interest expense, net	13,429	(1)	26,879	40,307
Provision for income taxes	—	—	37,754	37,754
Depreciation and amortization	18,538	677	1,260	20,475
Inter-segment expenses	28,834	1,668	(30,502)	—
Other expenses:
Share-based compensation	—	—	12,535	12,535

Total other expenses	—	—	12,535	12,535

Income (loss) from continuing operations	$132,989	$5,730	$(76,495)	$62,224

Total assets	$1,454,466	$48,003	$78,453	$1,580,922

Capital expenditures	$28,858	$69	$4,889	$33,816

Cost in excess of net assets acquired	$730,237	$30,031	$—	$760,268

Year Ended December 31, 2005

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$669,579	$45,745	$—	$715,324

Adjusted EBITDA	$121,803	$9,202	$(23,717)	$107,288
Interest expense, net	16,406	—	10,650	27,056
Provision for income taxes	2,142	—	14,663	16,805
Depreciation and amortization	13,334	654	750	14,738
Inter-segment expenses	25,963	2,672	(28,635)	—
Other expenses:
Loss on refinancing long-term debt	—	—	21,871	21,871

Total other expenses	—	—	21,871	21,871

Income (loss) from continuing operations	$63,958	$5,876	$(43,016)	$26,818

Total assets	$1,019,037	$27,595	$128,399	$1,175,031

Capital expenditures	$17,592	$52	$4,106	$21,750

Cost in excess of net assets acquired	$506,160	$20,376	$—	$526,536

14. Other Information
A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2005	$10,662	$13,498	$5,844	$14,649	$15,355
Year ended December 31, 2006	15,355	19,530	12,023	28,236	18,672
Year ended December 31, 2007	18,672	27,554	12,982	23,621	35,587

(1)	Allowances as a result of acquisitions.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
15. Quarterly Information (Unaudited)
Summarized results for each quarter in the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2007
Revenue	$322,438	$354,126	$402,021	$403,367	$1,481,952
Income from continuing operations	$18,249	$15,266	$20,842	$23,401	$77,758
Net income	$18,125	$14,607	$20,325	$23,151	$76,208

Earnings per share:
Basic	$0.34	$0.27	$0.37	$0.42	$1.40
Diluted	$0.33	$0.26	$0.37	$0.42	$1.37

2006
Revenue	$241,601	$247,237	$253,696	$279,894	$1,022,428
Income from continuing operations	$12,534	$15,884	$15,651	$18,155	$62,224
Net income	$12,192	$15,361	$15,524	$17,555	$60,632

Earnings per share:
Basic	$0.23	$0.29	$0.29	$0.33	$1.15
Diluted	$0.23	$0.28	$0.29	$0.32	$1.12
As discussed in Note 4, we disposed of one inpatient behavioral health care facility in 2007, terminated three of our contracts to manage state-owned inpatient facilities during 2006 and sold a therapeutic boarding school during 2006. In accordance with SFAS 144, these operations, net of income tax, have been presented as discontinued operations and all prior quarterly data has been reclassified.
We incurred a loss on refinancing long-term debt of approximately $8.2 million in the second quarter of 2007.
16. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$19,159	$20,816	$—	$39,975
Accounts receivable, net	—	226,501	7,444	—	233,945
Prepaids and other	—	64,604	1,555	—	66,159

Total current assets	—	310,264	29,815	—	340,079
Property and equipment, net of accumulated depreciation	—	643,838	57,526	(7,346)	694,018
Cost in excess of net assets acquired	—	1,073,583	—	—	1,073,583
Investment in subsidiaries	1,058,235	—		(1,058,235)	—
Other assets	15,441	52,298	22,359	(18,255)	71,843

Total assets	$1,073,676	$2,079,983	$109,700	$(1,083,836)	$2,179,523

Current Liabilities:
Accounts payable	$—	$30,335	$1,059	$—	$31,394
Salaries and benefits payable	—	81,242	1,657	—	82,899
Other accrued liabilities	25,171	36,526	242	—	61,939
Current portion of long-term debt	5,619	—	397	—	6,016

Total current liabilities	30,790	148,103	3,355	—	182,248
Long-term debt, less current portion	1,132,735	—	33,273	—	1,166,008
Deferred tax liability	—	49,131	—	—	49,131
Other liabilities	2,659	10,912	31,096	(21,432)	23,235

Total liabilities	1,166,184	208,146	67,724	(21,432)	1,420,622
Minority Interest	—	—	—	4,159	4,159
Total stockholders’ (deficit) equity	(92,508)	1,871,837	41,976	(1,066,563)	754,742

Total liabilities and stockholders’ (deficit) equity	$1,073,676	$2,079,983	$109,700	$(1,083,836)	$2,179,523

Condensed Consolidating Balance Sheet
As of December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$1,149	$17,423	$—	$18,572
Accounts receivable, net	—	179,050	—	—	179,050
Prepaids and other	—	44,154	1,210	—	45,364

Total current assets	—	224,353	18,633	—	242,986
Property and equipment, net of accumulated depreciation	—	511,263	36,085	(7,590)	539,758
Cost in excess of net assets acquired	—	760,268	—	—	760,268
Investment in subsidiaries	681,856	—	—	(681,856)	—
Other assets	12,349	21,856	3,705	—	37,910

Total assets	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

Current Liabilities:
Accounts payable	$—	$25,222	$—	$—	$25,222
Salaries and benefits payable	—	66,236	—	—	66,236
Other accrued liabilities	13,247	32,461	1,737	(1,590)	45,855
Current portion of long-term debt	2,084	—	302	—	2,386

Total current liabilities	15,331	123,919	2,039	(1,590)	139,699
Long-term debt, less current portion	714,061	—	26,860	—	740,921
Deferred tax liability	—	44,924	—	—	44,924
Other liabilities	6,539	12,140	8,920	—	27,599

Total liabilities	735,931	180,983	37,819	(1,590)	953,143
Total stockholders’ (deficit) equity	(41,726)	1,336,757	20,604	(687,856)	627,779

Total liabilities and stockholders’ (deficit) equity	$694,205	$1,517,740	$58,423	$(689,446)	$1,580,922

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,481,952	$39,903	$(39,903)	$1,481,952
Salaries, wages and employee benefits	—	809,577	15,068	—	824,645
Professional fees	—	142,666	4,855	—	147,521
Supplies	—	81,017	1,227	—	82,244
Rentals and leases	—	21,108	221	—	21,329
Other operating expenses	—	134,184	13,079	(8,500)	138,763
Provision for doubtful accounts	—	26,890	664	—	27,554
Depreciation and amortization	—	29,430	1,893	(243)	31,080
Interest expense	73,860	—	1,240	—	75,100
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	82,039	1,244,872	38,247	(8,743)	1,356,415
(Loss) income from continuing operations before income taxes	(82,039)	237,080	1,656	(31,160)	125,537
(Benefit from) provision for income taxes	(31,257)	78,856	180	—	47,779

(Loss) income from continuing operations	(50,782)	158,224	1,476	(31,160)	77,758
Loss from discontinued operations, net of taxes	—	(1,550)	—	—	(1,550)

Net (loss) income	$(50,782)	$156,674	$1,476	$(31,160)	$76,208

Condensed Consolidating Statement of Income
For the Year Ended December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,022,428	$11,601	$(11,601)	$1,022,428
Salaries, wages and employee benefits	—	577,237	—	—	577,237
Professional fees	—	96,093	1,023	—	97,116
Supplies	—	58,986	—	—	58,986
Rentals and leases	—	13,662	—	—	13,662
Other operating expenses	—	94,326	2,504	(1,693)	95,137
Provision for doubtful accounts	—	19,530	—	—	19,530
Depreciation and amortization	—	19,629	1,089	(243)	20,475
Interest expense	39,105	—	1,202	—	40,307

	39,105	879,463	5,818	(1,936)	922,450
(Loss) income from continuing operations before income taxes	(39,105)	142,965	5,783	(9,665)	99,978
(Benefit from) provision for income taxes	(15,067)	52,704	117	—	37,754

(Loss) income from continuing operations	(24,038)	90,261	5,666	(9,665)	62,224
(Loss) income from discontinued operations, net of taxes	—	(1,592)	—	—	(1,592)

Net (loss) income	$(24,038)	$88,669	$5,666	$(9,665)	$60,632

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(50,782)	$156,674	$1,476	$(31,160)	$76,208
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	29,430	1,893	(243)	31,080
Amortization of loan costs and bond premium	2,106	—	45	—	2,151
Share-based compensation	—	16,104	—	—	16,104
Loss on refinancing of long-term debt	8,179	—	—	—	8,179
Change in income tax assets and liabilities	—	8,639	—	—	8,639
Loss (income) from discontinued operations, net of taxes	—	1,550	—	—	1,550
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,303)	578	—	(10,725)
Prepaids and other current assets	—	3,798	377	—	4,175
Accounts payable	—	(7,069)	(491)	—	(7,560)
Salaries and benefits payable	—	1,921	264	—	2,185
Accrued liabilities and other liabilities	(345)	(7,400)	1,426	—	(6,319)

Net cash (used in) provided by continuing operating activities	(40,842)	192,344	5,568	(31,403)	125,667
Net cash (used in) provided by discontinued operating activities	—	(193)	—	—	(193)

Net cash (used in) provided by operating activities	(40,842)	192,151	5,568	(31,403)	125,474
Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,820)	—	—	—	(462,820)
Capital purchases of leasehold improvements, equipment and software	—	(72,655)	(567)	—	(73,222)
Other assets	—	(2,866)	415	—	(2,451)

Net cash used in continuing investing activities	(462,820)	(75,521)	(152)	—	(538,493)
Net Cash provided by discontinued investing activities	1,909	—	—	—	1,909

Net cash used in investing activities	(460,911)	(75,521)	(152)	—	(536,584)
Financing activities:
Net decrease in revolving credit facility, less acquisitions	(21,000)	—			(21,000)
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(40,936)	—	(345)	—	(41,281)
Net transfers to and from members	68,895	(98,620)	(1,678)	31,403	—
Payment of loan and issuance costs	(6,661)	—	—	—	(6,661)
Refinancing of long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	9,428	—	—	—	9,428
Proceeds from exercises of common stock options	17,279				17,279

Net cash provided by financing activities	501,753	(98,620)	(2,023)	31,403	432,513

Net increase in cash	—	18,010	3,393	—	21,403
Cash and cash equivalents at beginning of period	—	1,149	17,423	—	18,572

Cash and cash equivalents at end of period	$—	$19,159	$20,816	$—	$39,975

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,038)	$88,669	$5,666	$(9,665)	$60,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	19,629	1,089	(243)	20,475
Amortization of loan costs	1,627	—	45	—	1,672
Stock based compensation	—	12,535	—	—	12,535
Change in income tax assets and liabilities	—	35,205	117	—	35,322
Loss (income) from discontinued operations, net of taxes	—	1,592	—	—	1,592
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(11,636)	—	—	(11,636)
Prepaids and other current assets	—	(9,922)	1,210	—	(8,712)
Accounts payable	—	240	—	—	240
Salaries and benefits payable	—	5,584	—	—	5,584
Accrued liabilities and other liabilities	(1,366)	5,050	2,155	—	5,839

Net cash (used in) provided by continuing operating activities	(23,777)	146,946	10,282	(9,908)	123,543
Net cash provided by discontinued operating activities	—	195	—	—	195

Net cash (used in) provided by operating activities	(23,777)	147,141	10,282	(9,908)	123,738
Investing activities:
Cash paid for acquisitions, net of cash acquired	(385,078)	—	—	—	(385,078)
Capital purchases of leasehold improvements, equipment and software	—	(33,816)	—	—	(33,816)
Other assets	—	(611)	17	—	(594)

Net cash (used in) provided by investing activities	(385,078)	(34,427)	17	—	(419,488)
Financing activities:
Net increase in revolving credit facility	101,000	—	—	—	101,000
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(187)	—	(278)	—	(465)
Net transfers to and from members	153,309	(160,034)	(3,183)	9,908	—
Payment of loan and issuance costs	(1,576)	—	—	—	(1,576)
Excess tax benefits from share-based payment arrangements	—	4,354	—	—	4,354
Proceeds from exercises of common stock options	6,309	—	—	—	6,309

Net cash provided by (used in) financing activities	408,855	(155,680)	(3,461)	9,908	259,622

Net (decrease) increase in cash	—	(42,966)	6,838	—	(36,128)
Cash and cash equivalents at beginning of year	—	44,115	10,585	—	54,700

Cash and cash equivalents at end of year	$—	$1,149	$17,423	$—	$18,572

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(29,318)	$59,713	$77	$(3,318)	$27,154
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14,005	976	(243)	14,738
Amortization of loan costs	1,140	—	47	—	1,187
Loss on refinancing long-term debt	21,871	—	—	—	21,871
Change in income tax assets and liabilities	—	9,494	—	—	9,494
Income from discontinued operations	—	(336)	—	—	(336)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,399)	—	—	(9,399)
Prepaids and other current assets	—	(4,647)	974	—	(3,673)
Accounts payable	—	2,116	—	—	2,116
Salaries and benefits payable	—	2,598	—	—	2,598
Accrued liabilities and other liabilities	10,965	(4,519)	6,894	—	13,340
Other	—	463	—	—	463

Net cash provided by (used in) continuing operating activities	4,658	69,488	8,968	(3,561)	79,553
Net cash provided by discontinued operating activities	—	222	—	—	222

Net cash provided by (used in) operating activities	4,658	69,710	8,968	(3,561)	79,775
Investing activities:
Cash paid for acquisitions, net of cash acquired	(514,525)	—	—	—	(514,525)
Capital purchases of property and equipment	—	(21,750)	—	—	(21,750)
Purchases of short-term investments	(29,400)	—	—	—	(29,400)
Sales of short-term investments	29,400	—	—	—	29,400
Cash paid for investments in equity method investees	—	(1,340)	—	—	(1,340)
Other assets	—	1,115	104	—	1,219

Net cash (used in) provided by investing activities	(514,525)	(21,975)	104	—	(536,396)
Financing activities:
Borrowings on long-term debt	545,000	—	—	—	545,000
Principal payments on long-term debt	(236,587)	—	(235)	—	(236,822)
Net transfers to and from members	31,762	(34,608)	(715)	3,561	—
Payment of loan and issuance costs	(13,932)	—	—	—	(13,932)
Refinancing of long-term debt	(15,398)	—	—	—	(15,398)
Proceeds from public offering of common stock	192,637	—	—	—	192,637
Proceeds from exercises of common stock options	6,385	—	—	—	6,385

Net cash provided by (used in) financing activities	509,867	(34,608)	(950)	3,561	477,870

Net increase in cash	—	13,127	8,122	—	21,249
Cash and cash equivalents at beginning of year	—	30,988	2,463	—	33,451

Cash and cash equivalents at end of year	$—	$44,115	$10,585	$—	$54,700

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.

By:	/s/ Joey A. Jacobs

Joey A. Jacobs
Chief Executive Officer
Dated: February 26, 2008
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs	Chairman of the Board, President	February 26, 2008
Joey A. Jacobs	and Chief Executive Officer
(Principal Executive Officer)

/s/ Jack E. Polson	Executive Vice President, Chief	February 26, 2008
Jack E. Polson	Accounting Officer (Principal Financial
and Accounting Officer)

/s/ Mark P. Clein	Director	February 26, 2008
Mark P. Clein

/s/ David M. Dill	Director	February 26, 2008
David M. Dill
/s/ Richard D. Gore	Director	February 26, 2008
Richard D. Gore

/s/ Christopher Grant, Jr.	Director	February 26, 2008
Christopher Grant, Jr.

/s/ William M. Petrie, M.D.	Director	February 26, 2008
William M. Petrie, M.D.

/s/ Edward K. Wissing	Director	February 26, 2008
Edward K. Wissing