Form 10-Q
period 2008-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2008-05-06
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
As of April 30, 2008, 55,420,049 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,743	$39,975
Accounts receivable, less allowance for doubtful accounts of $38,635 and $35,587 for 2008 and 2007, respectively	254,935	233,945
Prepaids and other	71,237	66,159

Total current assets	340,915	340,079
Property and equipment, net of accumulated depreciation	742,200	694,018
Cost in excess of net assets acquired	1,183,970	1,073,583
Other assets	64,601	71,843

Total assets	$2,331,686	$2,179,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,899	$31,394
Salaries and benefits payable	79,159	82,899
Other accrued liabilities	58,496	61,939
Current portion of long-term debt	5,071	6,016

Total current liabilities	173,625	182,248
Long-term debt, less current portion	1,299,898	1,166,008
Deferred tax liability	47,807	49,131
Other liabilities	22,771	23,235

Total liabilities	1,544,101	1,420,622
Minority Interest	4,273	4,159
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 55,419 and 55,107 issued and outstanding for 2008 and 2007, respectively	554	551
Additional paid-in capital	581,210	574,943
Accumulated other comprehensive loss	(3,675)	(479)
Retained earnings	205,223	179,727

Total stockholders’ equity	783,312	754,742

Total liabilities and stockholders’ equity	$2,331,686	$2,179,523

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue	$429,691	$322,438

Salaries, wages and employee benefits (including share- based compensation of $5,560 and $3,673 for 2008 and 2007, respectively)	238,651	180,135
Professional fees	43,504	30,900
Supplies	23,779	18,344
Rentals and leases	6,230	4,629
Other operating expenses	39,115	31,547
Provision for doubtful accounts	7,159	6,664
Depreciation and amortization	9,435	6,256
Interest expense	20,376	14,386

	388,249	292,861

Income from continuing operations before income taxes	41,442	29,577
Provision for income taxes	15,789	11,328

Income from continuing operations	25,653	18,249
Loss from discontinued operations, net of income tax benefit of $83 and $77 for 2008 and 2007, respectively	(157)	(124)

Net income	$25,496	$18,125

Basic earnings per share:
Income from continuing operations	$0.46	$0.34
Loss from discontinued operations, net of taxes	—	—

Net income	$0.46	$0.34

Diluted earnings per share:
Income from continuing operations	$0.46	$0.33
Loss from discontinued operations, net of taxes	—	—

Net income	$0.46	$0.33

Shares used in computing per share amounts:
Basic	55,143	53,804
Diluted	55,799	55,237
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2007	55,107	$551	$574,943	$(479)	$179,727	$754,742
Comprehensive income:
Net income	—	—	—	—	25,496	25,496
Change in fair value of interest rate swap, net of tax benefit of $1,967	—	—	—	(3,196)	—	(3,196)

Total comprehensive income						$22,300

Share-based compensation	—	—	5,560	—	—	5,560
Exercise of stock options and grants of restricted stock, net of issuance costs	312	3	707	—	—	710
Income tax benefit of stock option exercises	—	—	—	—	—	—

Balance at March 31, 2008	55,419	$554	$581,210	$(3,675)	$205,223	$783,312

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$25,496	$18,125
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	9,435	6,256
Amortization of loan costs and bond premium	553	517
Share-based compensation	5,560	3,673
Change in income tax assets and liabilities	10,003	(1,798)
Loss from discontinued operations, net of taxes	157	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,888)	(9,484)
Prepaids and other current assets	(64)	(894)
Accounts payable	(523)	(838)
Salaries and benefits payable	(4,511)	(9,387)
Accrued liabilities and other liabilities	(14,802)	(1,101)

Net cash provided by continuing operating activities	11,416	5,193
Net cash provided by (used in) discontinued operating activities	136	(62)

Net cash provided by operating activities	11,552	5,131

Investing activities:
Cash paid for acquisitions, net of cash acquired	(141,248)	(25,241)
Capital purchases of property and equipment	(22,932)	(9,872)
Other assets	(1,205)	233

Net cash used in continuing investing activities	(165,385)	(34,880)

Financing activities:
Net increase in revolving credit facility	130,000	19,000
Principal payments on long-term debt	(2,057)	(315)
Payment of loan and issuance costs	(12)	(85)
Excess tax benefit from share based payment arrangements	—	2,569
Proceeds from exercises of common stock options	670	5,706

Net cash provided by financing activities	128,601	26,875

Net decrease in cash	(25,232)	(2,874)
Cash and cash equivalents at beginning of the period	39,975	18,572

Cash and cash equivalents at end of the period	$14,743	$15,698

Effect of Acquisitions:
Assets acquired, net of cash acquired	$144,289	$35,928
Cash paid for prior year acquisitions	—	2,081
Liabilities assumed	(3,041)	(2,064)
Common stock issued	—	(9,000)
Long-term debt assumed	—	(1,704)

Cash paid for acquisitions, net of cash acquired	$141,248	$25,241

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
1. Recent Developments
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”), which are located in Florida and Kentucky and include more than 400 beds.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding share-based compensation expense, were approximately 2.8% of net revenue for the three months ended March 31, 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$25,653	$18,249
Loss from discontinued operations, net of taxes	(157)	(124)

Net income	$25,496	$18,125

Denominator:
Weighted average shares outstanding for basic earnings per share	55,143	53,804
Effects of dilutive stock options and restriced stock outstanding	656	1,433

Shares used in computing diluted earnings per common share	55,799	55,237

Basic earnings per share:
Income from continuing operations	$0.46	$0.34
Loss from discontinued operations, net of taxes	—	—

	$0.46	$0.34

Diluted earnings per share:
Income from continuing operations	$0.46	$0.33
Loss from discontinued operations, net of taxes	—	—

	$0.46	$0.33

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
4. Share-Based Compensation
We recognized $5.6 million and $3.7 million in share-based compensation expense and approximately $2.1 million and $1.4 million of related income tax benefit for the three months ended March 31, 2008 and 2007, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.06 and $0.04 per share for the three months ended March 31, 2008 and 2007, respectively. We classified $2.6 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007. Income tax benefits in excess of share-based compensation expense on stock options exercised and restricted stock vested during the three months ended March 31, 2008 were negligible.
Based on our stock option and restricted stock grants outstanding at March 31, 2008, we estimate remaining unrecognized share-based compensation expense to be approximately $49.7 million with a weighted average remaining life of 3.0 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the three months ended March 31, 2008 and 2007 was $2.3 million and $8.7 million, respectively.
We granted 695,225 stock options to employees during the three months ended March 31, 2008. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $9.45.
We granted 283,000 shares of restricted stock to certain senior management during the three months ended March 31, 2008. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $29.00 per share.
5. Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the numerous acquisitions we have consummated.
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from UMC for $120 million. These facilities, located in Florida and Kentucky, include more than 400 beds.
The balance of cost in excess of net assets acquired (goodwill) increased to $1.2 billion as of March 31, 2008 from $1.1 billion as of December 31, 2007. This increase in goodwill is primarily the result of the five facilities acquired from UMC and certain other employee assistance program (“EAP”) businesses acquired during the first quarter of 2008. The purchase price allocation for these 2008 acquisitions is preliminary as of March 31, 2008, pending final measurement of certain assets and liabilities.
During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health Corporation (“Horizon Health”), which operated 15 inpatient facilities.
6. Long-term debt
Long-term debt consists of the following (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

	March 31,	December 31,
	2008	2007
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 4.5% and 6.4% at March 31, 2008 and December 31, 2007, respectively	$210,000	$80,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 5.0% and 6.8% at March 31, 2008 and December 31, 2007, respectively	571,438	573,312
7 3/4% Notes	476,346	476,508
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,574	33,671
Other	13,611	8,533

	1,304,969	1,172,024
Less current portion	5,071	6,016

Long-term debt	$1,299,898	$1,166,008

Senior Credit Facility
Our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) includes a $300 million revolving credit facility and $575 million senior secured term loan facility. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility with the balance payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. As of March 31, 2008, we had $210.0 million in borrowings outstanding and $82.7 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are permanent. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.25% and 0.5% per annum. Commitment fees were approximately $0.1 million for the three months ended March 31, 2008.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) a financial leverage covenant; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of March 31, 2008, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. We received a premium of 2.75% from the sale of $250 million of 7 3/4% Notes on May 31, 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes mature on July 15, 2015.
Mortgage Loans
Our mortgage loans are insured by the U.S. Department of Housing and Urban Development (“HUD”) and are secured by real estate

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
located at Holly Hill Hospital in Raleigh, North Carolina; West Oaks Hospital in Houston, Texas; Riveredge Hospital near Chicago, Illinois; Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. The carrying amount of assets held as collateral approximated $37.5 million at March 31, 2008.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During the fourth quarter of 2007, we entered into an agreement with Merrill Lynch Capital Securities, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis. The fair value of our interest rate swap at March 31, 2008 reflected a liability of $6.0 million, which represents the estimated amount we would have paid if the agreement was canceled.
7. Income Taxes
The provision for income taxes for the three months ended March 31, 2008 and 2007 reflects an effective tax rate of approximately 38.1% and 38.3%, respectively. The decrease in the effective tax rate is primarily due to a decrease in our overall effective foreign income tax rate.
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
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue	$—	$1,280

Operating expenses	240	1,481

Loss from discontinued operations before income taxes	(240)	(201)
Benefit for income taxes	(83)	(77)

Loss from discontinued operations, net of income taxes	$(157)	$(124)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), owned and leased facilities is our only reportable segment. Each of our inpatient facilities qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our inpatient facilities into one reportable segment based on the characteristics of the services provided. As of March 31, 2008, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 86 owned and 9 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, share-based compensation and other items included in the

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
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
Three Months Ended March 31, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$388,308	$41,383	$—	$429,691

Adjusted EBITDA	$80,769	$7,959	$(11,915)	$76,813
Interest expense	7,114	214	13,048	20,376
Provision for income taxes	—	—	15,789	15,789
Depreciation and amortization	7,890	1,184	361	9,435
Inter-segment expenses	15,951	1,952	(17,903)	—
Other expenses:
Share-based compensation	—	—	5,560	5,560

Total other expenses	—	—	5,560	5,560

Income (loss) from continuing operations	$49,814	$4,609	$(28,770)	$25,653

Total assets	$2,030,544	$224,812	$76,330	$2,331,686

Three Months Ended March 31, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$306,862	$15,576	$—	$322,438

Adjusted EBITDA	$61,237	$2,181	$(9,526)	$53,892
Interest expense	9,028	(5)	5,363	14,386
Provision for income taxes	—	—	11,328	11,328
Depreciation and amortization	5,730	182	344	6,256
Inter-segment expenses	11,369	721	(12,090)	—
Other expenses:
Share-based compensation	—	—	3,673	3,673

Total other expenses	—	—	3,673	3,673

Income (loss) from continuing operations	$35,110	$1,283	$(18,144)	$18,249

Total assets	$1,499,188	$47,577	$76,459	$1,623,224

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Condensed Consolidating Balance Sheet
As of March 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$7,808	$6,935	$—	$14,743
Accounts receivable, net	—	246,986	7,949	—	254,935
Prepaids and other	—	55,785	15,452	—	71,237

Total current assets	—	310,579	30,336	—	340,915
Property and equipment, net of accumulated depreciation	—	692,316	57,170	(7,286)	742,200
Cost in excess of net assets acquired	—	1,183,970	—	—	1,183,970
Investment in subsidiaries	1,167,606	—	—	(1,167,606)	—
Other assets	14,743	45,698	22,415	(18,255)	64,601

Total assets	$1,182,349	$2,232,563	$109,921	$(1,193,147)	$2,331,686

Current Liabilities:
Accounts payable	$—	$29,715	$1,184	$—	$30,899
Salaries and benefits payable	—	77,859	1,300	—	79,159
Other accrued liabilities	13,550	44,310	636	—	58,496
Current portion of long-term debt	4,667	—	404	—	5,071

Total current liabilities	18,217	151,884	3,524	—	173,625
Long-term debt, less current portion	1,266,728	—	33,170	—	1,299,898
Deferred tax liability	—	47,807	—	—	47,807
Other liabilities	2,204	10,900	31,332	(21,665)	22,771

Total liabilities	1,287,149	210,591	68,026	(21,665)	1,544,101
Minority Interest	—	—	—	4,273	4,273
Total stockholders’ (deficit) equity	(104,800)	2,021,972	41,895	(1,175,755)	783,312

Total liabilities and stockholders’ (deficit) equity	$1,182,349	$2,232,563	$109,921	$(1,193,147)	$2,331,686

Condensed Consolidating Balance Sheet
As of December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$19,159	$20,816	$—	$39,975
Accounts receivable, net	—	226,501	7,444	—	233,945
Prepaids and other	—	64,604	1,555	—	66,159

Total current assets	—	310,264	29,815	—	340,079
Property and equipment, net of accumulated depreciation	—	643,838	57,526	(7,346)	694,018
Cost in excess of net assets acquired	—	1,073,583	—	—	1,073,583
Investment in subsidiaries	1,058,235	—	—	(1,058,235)	—
Other assets	15,441	52,298	22,359	(18,255)	71,843

Total assets	$1,073,676	$2,079,983	$109,700	$(1,083,836)	$2,179,523

Current Liabilities:
Accounts payable	$—	$30,335	$1,059	$—	$31,394
Salaries and benefits payable	—	81,242	1,657	—	82,899
Other accrued liabilities	25,171	36,526	242	—	61,939
Current portion of long-term debt	5,619	—	397	—	6,016

Total current liabilities	30,790	148,103	3,355	—	182,248
Long-term debt, less current portion	1,132,735	—	33,273	—	1,166,008
Deferred tax liability	—	49,131	—	—	49,131
Other liabilities	2,659	10,912	31,096	(21,432)	23,235

Total liabilities	1,166,184	208,146	67,724	(21,432)	1,420,622
Minority Interest	—	—	—	4,159	4,159
Total stockholders’ (deficit) equity	(92,508)	1,871,837	41,976	(1,066,563)	754,742

Total liabilities and stockholders’ (deficit) equity	$1,073,676	$2,079,983	$109,700	$(1,083,836)	$2,179,523

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$418,526	$13,596	$(2,431)	$429,691
Salaries, wages and employee benefits	—	231,451	7,200	—	238,651
Professional fees	—	41,654	1,850	—	43,504
Supplies	—	23,209	570	—	23,779
Rentals and leases	—	6,138	92	—	6,230
Other operating expenses	—	37,438	1,707	(30)	39,115
Provision for doubtful accounts	—	6,890	269	—	7,159
Depreciation and amortization	—	8,881	615	(61)	9,435
Interest expense	19,858	—	518	—	20,376

	19,858	355,661	12,821	(91)	388,249
(Loss) income from continuing operations before income taxes	(19,858)	62,865	775	(2,340)	41,442
(Benefit from) provision for income taxes	(7,566)	23,323	32	—	15,789

(Loss) income from continuing operations	(12,292)	39,542	743	(2,340)	25,653
Loss from discontinued operations, net of tax	—	(157)	—	—	(157)

Net (loss) income	$(12,292)	$39,385	$743	$(2,340)	$25,496

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$322,438	$4,534	$(4,534)	$322,438
Salaries, wages and employee benefits	—	180,135	—	—	180,135
Professional fees	—	30,902	(2)	—	30,900
Supplies	—	18,344	—	—	18,344
Rentals and leases	—	4,629	—	—	4,629
Other operating expenses	—	31,153	3,749	(3,355)	31,547
Provision for doubtful accounts	—	6,664	—	—	6,664
Depreciation and amortization	—	6,042	275	(61)	6,256
Interest expense	14,158	—	228	—	14,386

	14,158	277,869	4,250	(3,416)	292,861
(Loss) income from continuing operations before income taxes	(14,158)	44,569	284	(1,118)	29,577
(Benefit from) provision for income taxes	(5,423)	16,751	—	—	11,328

(Loss) income from continuing operations	(8,735)	27,818	284	(1,118)	18,249
Loss from discontinued operations, net of taxes	—	(124)	—	—	(124)

Net (loss) income	$(8,735)	$27,694	$284	$(1,118)	$18,125

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(12,292)	$39,385	$743	$(2,340)	$25,496
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	8,881	615	(61)	9,435
Amortization of loan costs and bond premium	542	—	11	—	553
Share-based compensation	—	5,560	—	—	5,560
Change in income tax assets and liabilities	—	10,003	—	—	10,003
Loss from discontinued operations, net of taxes	—	157	—	—	157
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(19,383)	(505)	—	(19,888)
Prepaids and other current assets	—	13,833	(13,897)	—	(64)
Accounts payable	—	(648)	125	—	(523)
Salaries and benefits payable	—	(4,154)	(357)	—	(4,511)
Accrued liabilities and other liabilities	(304)	(15,128)	630	—	(14,802)

Net cash (used in) provided by continuing operating activities	(12,054)	38,506	(12,635)	(2,401)	11,416
Net cash provided by discontinued operating activities	—	136	—	—	136

Net cash (used in) provided by operating activities	(12,054)	38,642	(12,635)	(2,401)	11,552
Investing activities:
Cash paid for acquisitions, net of cash acquired	(141,248)	—	—	—	(141,248)
Capital purchases of property and equipment	—	(22,673)	(259)	—	(22,932)
Other assets	—	(1,138)	(67)	—	(1,205)

Net cash used in investing activities	(141,248)	(23,811)	(326)	—	(165,385)
Financing activities:
Net increase in revolving credit facility	130,000	—	—	—	130,000
Principal payments on long-term debt	(1,961)	—	(96)	—	(2,057)
Payment of loan and issuance costs	(12)	—	—	—	(12)
Net transfers to and from members	24,605	(26,182)	(824)	2,401	—
Proceeds from exercises of common stock options	670	—	—	—	670

Net cash provided by (used in) financing activities	153,302	(26,182)	(920)	2,401	128,601

Net decrease in cash	—	(11,351)	(13,881)	—	(25,232)
Cash and cash equivalents at beginning of period	—	19,159	20,816	—	39,975

Cash and cash equivalents at end of period	$—	$7,808	$6,935	$—	$14,743

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(8,735)	$27,694	$284	$(1,118)	$18,125
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,042	275	(61)	6,256
Amortization of loan costs and bond premium	506	—	11	—	517
Share-based compensation	—	3,673	—	—	3,673
Loss on refinancing long-term debt	—	—	—	—	—
Change in income tax assets and liabilities	—	(1,798)	—	—	(1,798)
Loss from discontinued operations, net of taxes	—	124	—	—	124
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,484)	—	—	(9,484)
Prepaids and other current assets	—	(15,538)	14,644	—	(894)
Accounts payable	—	(838)	—	—	(838)
Salaries and benefits payable	—	(9,387)	—	—	(9,387)
Accrued liabilities and other liabilities	10,424	(25,664)	14,139	—	(1,101)

Net cash provided by (used in) continuing operating activities	2,195	(25,176)	29,353	(1,179)	5,193
Net cash used in discontinued operating activities	—	(62)	—	—	(62)

Net cash provided by (used in) operating activities	2,195	(25,238)	29,353	(1,179)	5,131
Investing activities:
Cash paid for acquisitions, net of cash acquired	(25,241)	—	—	—	(25,241)
Capital purchases of property and equipment	—	(9,872)	—	—	(9,872)
Other assets	—	361	(128)	—	233

Net cash used in investing activities	(25,241)	(9,511)	(128)	—	(34,880)
Financing activities:
Net increase in revolving credit facility	19,000	—	—	—	19,000
Principal payments on long-term debt	(241)	—	(74)	—	(315)
Payment of loan and issuance costs	(85)	—	—	—	(85)
Excess tax benefits from share-based payment arrangements	2,569	—	—	—	2,569
Net transfers to and from members	(3,903)	31,809	(29,085)	1,179	—
Proceeds from exercises of common stock options	5,706	—	—	—	5,706

Net cash provided by (used in) financing activities	23,046	31,809	(29,159)	1,179	26,875

Net (decrease) increase in cash	—	(2,940)	66	—	(2,874)
Cash and cash equivalents at beginning of period	—	1,149	17,423	—	18,572

Cash and cash equivalents at end of period	$—	$(1,791)	$17,489	$—	$15,698

11. Fair Value Measurements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. The adoption of SFAS 157 did not materially impact our financial statements, but does require us to provide additional disclosures.
SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 is quoted prices in active markets for identical assets and liabilities. Level 2 is significant inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is unobservable inputs for which little or no market data exists.
Our interest rate swap is required to be measured at fair value on a recurring basis. Our interest rate swap agreement is with a private-party and is not traded on a public exchange. The fair value of our swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized the inputs to value our swap agreement as Level 2, which are consistently applied.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
12. Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115 (“SFAS 159”), which permits, but does not require, the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. Upon the effective date of SFAS 159, January 1, 2008, we did not elect the fair value option for any of our financial instruments.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, requires acquisition-related costs to be expensed as incurred and broadens the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We are currently evaluating the impact of SFAS 141(R) on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	those risks and uncertainties described from time to time in our filings with the SEC; and

•	future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries that we serve.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve the operating results of our inpatient facilities and managed inpatient behavioral health care operations.

     Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”) for $120 million. These facilities, located in Florida and Kentucky, include more than 400 beds.
     During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health Corporation (“Horizon Health”), which operated 15 inpatient facilities.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for our services by expanding our services and developing new services. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the quarter ended March 31, 2008, our same-facility revenue from owned and leased inpatient facilities increased by 7.7% compared to the same period in 2007. Same-facility revenue growth was driven by increases in patient days and revenue per patient day. Patient days increased 2.4% during the quarter ended March 31, 2008 compared to the same period in 2007. Revenue per patient day increased 5.1% for the quarter ended March 31, 2008 compared to the same period in 2007. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2007 with the results for the comparable period in 2008, adjusted for closures and combinations for comparability purposes.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.4% and 95.2% of our total revenue for the three months ended March 31, 2008 and 2007, respectively.
Other Revenue
     Other revenue accounted for approximately 9.6% and 4.8% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
Revenue	$429,691	100.0%	$322,438	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $5,560 and $3,673 for 2008 and 2007, respectively)	238,651	55.6%	180,135	55.9%
Professional fees	43,504	10.1%	30,900	9.6%
Supplies	23,779	5.5%	18,344	5.7%
Provision for doubtful accounts	7,159	1.7%	6,664	2.0%
Other operating expenses	45,345	10.6%	36,176	11.2%
Depreciation and amortization	9,435	2.2%	6,256	1.9%
Interest expense, net	20,376	4.7%	14,386	4.5%

Income from continuing operations before income taxes	41,442	9.6%	29,577	9.2%
Provision for income taxes	15,789	3.6%	11,328	3.5%

Income from continuing operations	$25,653	6.0%	$18,249	5.7%

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007
     The following table compares key total facility and same-facility statistics for the quarters ended March 31, 2008 and 2007 (revenue in thousands).

	Three Months Ended March 31,		%
	2008	2007	Change
Same-facility results:
Revenue (in thousands)	$326,579	$303,288	7.7%
Admissions	33,181	32,371	2.5%
Patient days	568,439	554,941	2.4%
Average length of stay (in days)	17.1	17.1	0.0%
Revenue per patient day	$575	$547	5.1%

Total facility results:
Revenue (in thousands)	$388,308	$306,862	26.5%
Admissions	40,860	32,748	24.8%
Patient days	686,350	562,026	22.1%
Average length of stay (in days)	16.8	17.2	-2.3%
Revenue per patient day	$566	$546	3.7%
     Revenue. Revenue from continuing operations was $429.7 million for the quarter ended March 31, 2008 compared to $322.4 million for the quarter ended March 31, 2007, an increase of $107.3 million, or 33.3%. Revenue from owned and leased inpatient facilities accounted for $388.3 million in 2008 compared to $306.9 million in 2007, an increase of $81.4 million, or 26.5%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 2.4% and 5.1%, respectively. Other revenue was $41.4 million in 2008 compared to $15.6 million in 2007. The increase in other revenue is primarily the result of other operations acquired in the Horizon Health acquisition, including an EAP business and numerous management contracts.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $238.7 million for the quarter ended March 31, 2008 compared to $180.1 million for the quarter ended March 31, 2007. SWB expense includes $5.6 million and $3.7 million of share-based compensation expense for the quarters ended March 31, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $233.1 million, or 54.2% of total revenue, in the quarter ended March 31, 2008 compared to $176.5 million, or 54.7% of total revenue, for the quarter ended March 31, 2007. SWB expense for owned and leased inpatient facilities was $209.6 million, or 54.0% of revenue, in 2008. Same-facility SWB expense for owned and leased inpatient facilities was $174.0 million, or 53.3% of revenue, in 2008 compared to $163.6 million, or 53.9% of revenue, in 2007. SWB expense for other operations increased to $15.5 million in 2008 from $4.5 million in 2007 primarily due to the other operations acquired in the Horizon Health acquisition. SWB expense for our corporate office was $13.6 million, including $5.6 million in share-based compensation, for 2008 compared to $10.0 million, including $3.7 million in share-based compensation, for 2007. Excluding share-based compensation, SWB expense for our corporate office increased approximately $1.7 million primarily as a result of hiring additional staff necessary to manage the inpatient facilities acquired during 2007.
     Professional fees. Professional fees were $43.5 million for the quarter ended March 31, 2008, or 10.1% of total revenue, compared to $30.9 million for the quarter ended March 31, 2007, or 9.6% of total revenue. Professional fees for owned and leased inpatient facilities were $36.3 million in 2008, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $30.5 million in 2008, or 9.3% of revenue, compared to $28.2 million in 2007, or 9.3% of revenue. Professional fees for other operations as well as our corporate office increased to $7.2 million in 2008 from $2.2 million in 2007 due to the other operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $23.8 million for the quarter ended March 31, 2008, or 5.5% of total revenue, compared to $18.3 million for the quarter ended March 31, 2007, or 5.7% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.4 million in 2008, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $19.2 million in 2008, or 5.9% of revenue, compared to $17.8 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $7.2 million for the quarter ended March 31, 2008, or 1.7% of total revenue, compared to $6.7 million for the quarter ended March 31, 2007, or 2.0% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $45.3 million for the quarter ended March 31, 2008, or 10.6% of total revenue, compared to $36.2 million for the quarter ended March 31, 2007, or 11.2% of total revenue. Other operating expenses for owned and leased inpatient facilities were $31.2 million in 2008, or 8.0% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $25.6 million in 2008, or 7.8% of revenue, compared to $26.1 million in 2007, or 8.6% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations were $12.2 million in 2008 compared to $7.9 million in 2007. The increase in other operating expenses for other operations was primarily due to new operations acquired in the Horizon Health acquisition. Other operating expenses at our corporate office were $2.0 million in 2008 compared to $1.8 million in 2007.
     Depreciation and amortization. Depreciation and amortization expense was $9.4 million for the quarter ended March 31, 2008 compared to $6.3 million for the quarter ended March 31, 2007. This increase in depreciation and amortization expense was primarily the result of the acquisitions of inpatient facilities during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, was $20.4 million for the quarter ended March 31, 2008 compared to $14.4 million for the quarter ended March 31, 2007, an increase of $6.0 million. This increase in interest expense is primarily the result of a $541.3 million increase in our long-term debt during the past twelve months offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $130.0 million in the first quarter of 2008 principally to finance the acquisition of five inpatient behavioral health care facilities from UMC, other acquisitions, capital expenditures and other general corporate purposes.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.2 million for the quarter ended March 31, 2008 compared to $0.1 million for the quarter ended March 31, 2007. We did not have any operations that were discontinued during the quarter ended March 31, 2008.
Liquidity and Capital Resources
     Working capital at March 31, 2008 was $167.3 million, including cash and cash equivalents of $14.7 million, compared to working capital of $157.8 million, including cash and cash equivalents of $40.0 million, at December 31, 2007. The increase in working capital is primarily the result of a $21.0 million increase in accounts receivable, a $5.1 million increase in prepaids and other current assets and a $3.7 million decrease in salaries and benefits payable at March 31, 2008 compared to December 31, 2007. The increase in accounts receivable was primarily the result of increases in same-facility revenue and receivables generated from businesses acquired in 2008. Our consolidated day’s sales outstanding were 52 and 53 for March 31, 2008 and December 31, 2007, respectively. The increase in prepaids and other current assets is primarily the result of the reclassification of an asset held for sale that is now expected to be sold within the next twelve months. The decrease in salaries and benefits payable was primarily the result of payments of incentive compensation for the year ended December 31, 2007 that were accrued at the end of 2007 and paid during the quarter ended March 31, 2008.

     Cash provided by continuing operating activities was $11.4 million for the three months ended March 31, 2008 compared to $5.2 million for the three months ended March 31, 2007. This $6.2 million increase in cash flows from continuing operating activities was primarily attributable to the results of operations of Horizon Health acquired on May 31, 2007 and improved operating margins on a same-facility basis, offset by increased interest payments and incentive compensation payments made during the first quarter of 2008.
     Cash used in continuing investing activities was $165.4 million for the three months ended March 31, 2008 compared to $34.9 million for the three months ended March 31, 2007. Cash used in continuing investing activities for 2008 consisted primarily of $141.2 million paid for acquisitions and $22.9 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $9.1 million and $13.8 million, respectively, for the three months ended March 31, 2008. Our expansion expenditures will continue to increase in 2008 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 600 new beds to our operations. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.1% of our revenue for the three months ended March 31, 2008. Cash used in investing activities for the three months ended March 31, 2007 consisted primarily of cash paid for acquisitions of $25.2 million and capital expenditures of $9.9 million.
     Cash provided by financing activities was $128.6 million for the three months ended March 31, 2008 compared to $26.9 million for the three months ended March 31, 2007. Cash provided by financing activities for 2008 consisted primarily of $130.0 million in net borrowings under our revolving credit facility, which were used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes. Cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of $19.0 million in net borrowings under our revolving credit facility and $5.7 million in proceeds from the exercise of stock options.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. With this interest rate swap agreement we exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities and other operations, including EAP businesses. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 4.5% and 6.4% at March 31, 2008 and December 31, 2007, respectively	$210,000	$—	$210,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 5.0% and 6.8% at March 31, 2008 and December 31, 2007, respectively	571,438	3,750	7,500	560,188	—
7 3/4% Notes	476,346	—	—	—	476,346
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,574	404	886	1,003	31,281

	1,291,358	4,154	218,386	561,191	507,627
Lease and other obligations	96,431	16,413	29,459	12,904	37,655

Total contractual obligations	$1,387,789	$20,567	$247,845	$574,095	$545,282

(1)	Excludes capital lease obligations, fair value of interest rate swap, and other obligations totaling $13.6 million, which are included in lease and other obligations.

     The fair value of our $470.0 million 7 3/4% Notes was approximately $468.2 million as of March 31, 2008. The fair value of our $470.0 million 7 3/4% Notes was approximately $467.1 million as of December 31, 2007. The carrying value of our other long-term debt, including current maturities, of $828.6 million and $695.5 million at March 31, 2008 and December 31, 2007, respectively, approximated fair value. We had $571.4 million and $210.0 million of variable rate debt outstanding under our senior secured term loan facility and revolving credit facility, respectively, as of March 31, 2008. As a result of our interest rate swap arrangement to exchange interest rate payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $346.4 million as of March 31, 2008. At our March 31, 2008 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.7 million.
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
     Allowances for Contractual Discounts
     The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in our inpatient facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis by comparing our established billing rates with the amount we determine to be reimbursable given our interpretation of the applicable regulations or contract terms. Most payments are determined based on negotiated per-diem rates. While the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates, these differences are deemed immaterial. Additionally, updated regulations and contract renegotiations frequently occur necessitating continual review and assessment of the estimation process by our management. We periodically compare the contractual rates on our patient accounting systems with the Medicare and Medicaid reimbursement rates or the third-party payor contracts for accuracy. We also monitor the adequacy of our contractual adjustments using financial measures such as comparing cash receipts to net patient revenue adjusted for bad debt expense.
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At March 31, 2008, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5.0% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.

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
     We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109, on January 1, 2007. Applying the provisions of FIN 48 requires significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005.

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

10.1	Psychiatric Solutions, Inc. 2008 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 27, 2008).

10.2	Psychiatric Solutions, Inc. 2008 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2008).

10.3*	ISDA Master Agreement, dated as of November 29, 2007, between Merrill Lynch Capital Services, Inc. and Psychiatric Solutions, Inc.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: May 5, 2008