Form 10-Q
period 2008-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2008-08-06
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of July 31, 2008, 55,660,343 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,780	$39,970
Accounts receivable, less allowance for doubtful accounts of $44,678 and $35,587 for 2008 and 2007, respectively	263,552	231,993
Prepaids and other	78,467	67,382

Total current assets	360,799	339,345
Property and equipment, net of accumulated depreciation	760,065	693,677
Cost in excess of net assets acquired	1,198,598	1,073,583
Other assets	65,755	72,039

Total assets	$2,385,217	$2,178,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,656	$31,246
Salaries and benefits payable	86,688	82,458
Other accrued liabilities	60,640	61,794
Current portion of long-term debt	6,052	6,016

Total current liabilities	183,036	181,514
Long-term debt, less current portion	1,294,909	1,166,008
Deferred tax liability	56,418	49,131
Other liabilities	22,667	23,090

Total liabilities	1,557,030	1,419,743
Minority Interest	4,606	4,159
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 55,608 and 55,107 issued and outstanding for 2008 and 2007, respectively	556	551
Additional paid-in capital	590,095	574,943
Accumulated other comprehensive loss	(1,352)	(479)
Retained earnings	234,282	179,727

Total stockholders’ equity	823,581	754,742

Total liabilities and stockholders’ equity	$2,385,217	$2,178,644

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$450,965	$351,223	$877,744	$670,791

Salaries, wages and employee benefits (including share- based compensation of $4,517, $3,910, $10,077 and $7,583 for the respective three and six month periods in 2008 and 2007)	246,231	193,364	483,118	371,797
Professional fees	46,385	35,000	89,724	65,643
Supplies	24,773	19,398	48,358	37,571
Rentals and leases	6,112	4,951	12,296	9,531
Other operating expenses	41,833	34,631	80,641	65,839
Provision for doubtful accounts	8,623	7,275	15,782	13,939
Depreciation and amortization	10,069	7,245	19,478	13,484
Interest expense	19,765	17,029	40,103	31,414
Loss on refinancing long-term debt	—	8,179	—	8,179

	403,791	327,072	789,500	617,397

Income from continuing operations before income taxes	47,174	24,151	88,244	53,394
Provision for income taxes	17,844	8,961	33,533	20,198

Income from continuing operations	29,330	15,190	54,711	33,196
Loss from discontinued operations, net of income tax benefit of $39, $64, $23 and $51 for the respective three and six month periods in 2008 and 2007	(271)	(583)	(156)	(464)

Net income	$29,059	$14,607	$54,555	$32,732

Basic earnings per share:
Income from continuing operations	$0.53	$0.28	$0.99	$0.62
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.01)

Net income	$0.53	$0.27	$0.99	$0.61

Diluted earnings per share:
Income from continuing operations	$0.52	$0.27	$0.98	$0.60
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)	(0.01)

Net income	$0.52	$0.26	$0.97	$0.59

Shares used in computing per share amounts:
Basic	55,279	54,104	55,211	53,955
Diluted	56,233	55,372	56,016	55,305
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2007	55,107	$551	$574,943	$(479)	$179,727	$754,742
Comprehensive income:
Net income	—	—	—	—	54,555	54,555
Change in fair value of interest rate swap, net of tax benefit of $585	—	—	—	(873)	—	(873)

Total comprehensive income						$53,682

Share-based compensation	—	—	10,077	—	—	10,077
Exercise of stock options and grants of restricted stock, net of issuance costs	501	5	4,260	—	—	4,265
Income tax benefit of stock option exercises	—	—	815	—	—	815

Balance at June 30, 2008	55,608	$556	$590,095	$(1,352)	$234,282	$823,581

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$54,555	$32,732
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	19,478	13,484
Amortization of loan costs and bond premium	1,105	1,038
Share-based compensation	10,077	7,583
Loss on refinancing long-term debt	—	8,179
Change in income tax assets and liabilities	432	(716)
Loss from discontinued operations, net of taxes	156	464
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,529)	(16,365)
Prepaids and other current assets	379	(1,253)
Accounts payable	(1,453)	(5,437)
Salaries and benefits payable	2,604	(4,693)
Accrued liabilities and other liabilities	(3,133)	6,311

Net cash provided by continuing operating activities	53,671	41,327
Net cash (used in) provided by discontinued operating activities	(1,468)	824

Net cash provided by operating activities	52,203	42,151

Investing activities:
Cash paid for acquisitions, net of cash acquired	(157,953)	(452,361)
Capital purchases of property and equipment	(48,769)	(28,929)
Other assets	(481)	(744)

Net cash used in continuing investing activities	(207,203)	(482,034)
Net cash provided by discontinued investing activities	1,276	—

Net cash used in investing activities	(205,927)	(482,034)

Financing activities:
Net increase in revolving credit facility	130,000	9,000
Borrowings on long-term debt	—	481,875
Principal payments on long-term debt	(2,487)	(39,918)
Payment of loan and issuance costs	(30)	(6,173)
Refinancing long-term debt	—	(7,127)
Excess tax benefits from share-based payment arrangements	815	3,566
Proceeds from exercises of common stock options	4,236	7,850

Net cash provided by financing activities	132,534	449,073

Net (decrease) increase in cash	(21,190)	9,190
Cash and cash equivalents at beginning of the period	39,970	18,520

Cash and cash equivalents at end of the period	$18,780	$27,710

Effect of Acquisitions:
Assets acquired, net of cash acquired	$164,558	$513,674
Liabilities assumed	(6,605)	(43,609)
Common stock issued	—	(9,000)
Long-term debt assumed	—	(8,704)

Cash paid for acquisitions, net of cash acquired	$157,953	$452,361

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
1. Recent Developments
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”), which are located in Florida and Kentucky and include approximately 400 beds. During the second quarter of 2008, we opened Lincoln Prairie Behavioral Health Center, a 120 bed facility in Springfield, Illinois.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding share-based compensation expense, were approximately 2.8% of net revenue for the six months ended June 30, 2008. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$29,330	$15,190	$54,711	$33,196
Loss from discontinued operations, net of taxes	(271)	(583)	(156)	(464)

Net income	$29,059	$14,607	$54,555	$32,732

Denominator:
Weighted average shares outstanding for basic earnings per share	55,279	54,104	55,211	53,955
Effects of dilutive stock options and restriced stock outstanding	954	1,268	805	1,350

Shares used in computing diluted earnings per common share	56,233	55,372	56,016	55,305

Basic earnings per share:
Income from continuing operations	$0.53	$0.28	$0.99	$0.62
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.01)

	$0.53	$0.27	$0.99	$0.61

Diluted earnings per share:
Income from continuing operations	$0.52	$0.27	$0.98	$0.60
Loss from discontinued operations, net of taxes	—	(0.01)	(0.01)	(0.01)

	$0.52	$0.26	$0.97	$0.59

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
4. Share-Based Compensation
We recognized $4.5 million and $3.9 million in share-based compensation expense and approximately $1.7 million and $1.5 million of related income tax benefit for the three months ended June 30, 2008 and 2007, respectively. We recognized approximately $10.1 million and $7.6 in shared-based compensation expense and approximately $3.8 million and $2.9 million of related income tax benefit for the six months ended June 30, 2008 and 2007, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.05 and $0.04 per share for the three months ended June 30, 2008 and 2007, respectively. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.11 and $0.09 per share for the six months ended June 30, 2008 and 2007, respectively. We classified $0.8 million and $3.6 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2008 and 2007 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007, respectively.
Based on our stock option and restricted stock grants outstanding at June 30, 2008, we estimate remaining unrecognized share-based compensation expense to be approximately $50.3 million with a weighted-average remaining life of 2.9 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the six months ended June 30, 2008 and 2007 was $5.7 million and $11.9 million, respectively.
We granted 1,250,675 stock options to employees and directors during the six months ended June 30, 2008. Employee options vest over four years in annual increments of 25% on each anniversary of the grant date and director options vest 25% on the grant date and 25% on each of the succeeding three anniversaries of the grant date. These options had a weighted-average grant-date fair value of $11.19.
We granted 283,000 shares of restricted stock to certain senior management during the six months ended June 30, 2008. These shares of restricted stock vest 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $29.00 per share.
5. Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy. Our financial statements for the periods presented are not comparable because of the acquisitions we have consummated.
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from UMC for $120 million. These facilities, located in Florida and Kentucky, include approximately 400 beds.
The balance of cost in excess of net assets acquired (goodwill) increased to $1.2 billion as of June 30, 2008 from $1.1 billion as of December 31, 2007. This increase in goodwill is primarily the result of the five facilities acquired from UMC and certain other employee assistance program (“EAP”) businesses acquired during 2008. The purchase price allocation for these 2008 acquisitions is preliminary as of June 30, 2008, pending final measurement of certain assets and liabilities.
During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health Corporation (“Horizon Health”), which operated 15 inpatient facilities.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 4.3% and 6.4% at June 30, 2008 and December 31, 2007, respectively	$210,000	$80,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 4.3% and 6.8% at June 30, 2008 and December 31, 2007, respectively	571,438	573,312
7 3/4% Notes	476,180	476,508
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,475	33,671
Other	9,868	8,533

	1,300,961	1,172,024
Less current portion	6,052	6,016

Long-term debt	$1,294,909	$1,166,008

Senior Credit Facility
Our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), includes a $300 million revolving credit facility and $575 million senior secured term loan facility. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility with the balance payable in full on July 1, 2012. All repayments made under the senior secured term loan facility are permanent.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. As of June 30, 2008, we had $210.0 million in borrowings outstanding and $83.2 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.25% and 0.5% per annum. Commitment fees were approximately $0.2 million for the six months ended June 30, 2008.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) a financial leverage covenant; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of June 30, 2008, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Mortgage Loans
Our mortgage loans are insured by the U.S. Department of Housing and Urban Development (“HUD”) and are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina; West Oaks Hospital in Houston, Texas; Riveredge Hospital near Chicago, Illinois; Canyon Ridge Hospital in Chino, California; and MeadowWood Behavioral Health in New Castle, Delaware. The carrying amount of assets held as collateral approximated $35.8 million at June 30, 2008.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During the fourth quarter of 2007, we entered into an agreement with Merrill Lynch Capital Securities, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis. On June 30, 2008, the fixed interest rate under our interest rate swap exceeded the LIBOR-indexed variable rate by approximately 13 basis points. The fair value of our interest rate swap at June 30, 2008 reflected a liability of $2.2 million, which represents the estimated amount we would have paid if the agreement was canceled.
7. Income Taxes
The provision for income taxes for the six months ended June 30, 2008 and 2007 reflects an effective tax rate of approximately 38.0% and 38.1%, respectively.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the second quarter of 2008, two contracts with a Puerto Rico juvenile justice agency to manage inpatient facilities were terminated. During the second quarter of 2007, we elected to dispose of one facility. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$1,781	$3,757	$4,672	$7,906

Operating expenses	1,712	3,637	4,472	7,654
Loss on disposal	379	767	379	767

	2,091	4,404	4,851	8,421

Loss from discontinued operations before income taxes	(310)	(647)	(179)	(515)
Benefit for income taxes	(39)	(64)	(23)	(51)

Loss from discontinued operations, net of income taxes	$(271)	$(583)	$(156)	$(464)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), owned and leased facilities is our only reportable segment. Each of our inpatient facilities qualifies as an operating segment under SFAS 131; however, none is individually material. We have aggregated our inpatient facilities into one reportable segment based on the characteristics of the services provided. As of June 30, 2008, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 86 owned and 9 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
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
Three Months Ended June 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$405,687	$45,278	$—	$450,965

Adjusted EBITDA	$84,925	$9,163	$(12,563)	$81,525
Interest expense	7,127	140	12,498	19,765
Provision for income taxes	—	—	17,844	17,844
Depreciation and amortization	8,296	1,393	380	10,069
Inter-segment expenses	16,242	1,876	(18,118)	—
Other expenses:
Share-based compensation	—	—	4,517	4,517

Total other expenses	—	—	4,517	4,517

Income (loss) from continuing operations	$53,260	$5,754	$(29,684)	$29,330

Total assets	$2,060,032	$243,867	$81,318	$2,385,217

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Three Months Ended June 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$325,651	$25,572	$—	$351,223

Adjusted EBITDA	$64,394	$5,413	$(9,293)	$60,514
Interest expense	6,563	(7)	10,473	17,029
Provision for income taxes	2	—	8,959	8,961
Depreciation and amortization	6,602	279	364	7,245
Inter-segment expenses	13,166	1,147	(14,313)	—
Other expenses:
Share-based compensation	—	—	3,910	3,910
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	12,089	12,089

Income (loss) from continuing operations	$38,061	$3,994	$(26,865)	$15,190

Total assets	$1,959,415	$86,104	$93,202	$2,138,721

Six Months Ended June 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$791,083	$86,661	$—	$877,744

Adjusted EBITDA	$165,258	$17,121	$(24,477)	$157,902
Interest expense	14,203	354	25,546	40,103
Provision for income taxes	—	—	33,533	33,533
Depreciation and amortization	16,161	2,576	741	19,478
Inter-segment expenses	32,064	3,827	(35,891)	—
Other expenses:
Share-based compensation	—	—	10,077	10,077

Total other expenses	—	—	10,077	10,077

Income (loss) from continuing operations	$102,830	$10,364	$(58,483)	$54,711

Total assets	$2,060,032	$243,867	$81,318	$2,385,217

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Six Months Ended June 30, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$629,643	$41,148	$—	$670,791

Adjusted EBITDA	$125,279	$7,594	$(18,819)	$114,054
Interest expense	15,590	(12)	15,836	31,414
Provision for income taxes	2	—	20,196	20,198
Depreciation and amortization	12,315	461	708	13,484
Inter-segment expenses	24,417	1,868	(26,285)	—
Other expenses:
Share-based compensation	—	—	7,583	7,583
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	15,762	15,762

Income (loss) from continuing operations	$72,955	$5,277	$(45,036)	$33,196

Total assets	$1,959,415	$86,104	$93,202	$2,138,721

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. All of the subsidiary guarantees are both full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of June 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$10,584	$8,196	$—	$18,780
Accounts receivable, net	—	255,869	7,683	—	263,552
Prepaids and other	—	56,530	21,937	—	78,467

Total current assets	—	322,983	37,816	—	360,799
Property and equipment, net of accumulated depreciation	—	709,997	57,293	(7,225)	760,065
Cost in excess of net assets acquired	—	1,198,598	—	—	1,198,598
Investment in subsidiaries	1,162,248	—	—	(1,162,248)	—
Other assets	14,046	47,509	22,455	(18,255)	65,755

Total assets	$1,176,294	$2,279,087	$117,564	$(1,187,728)	$2,385,217

Current Liabilities:
Accounts payable	$—	$28,650	$1,006	$—	$29,656
Salaries and benefits payable	—	84,857	1,831	—	86,688
Other accrued liabilities	23,465	28,695	8,480	—	60,640
Current portion of long-term debt	5,642	—	410	—	6,052

Total current liabilities	29,107	142,202	11,727	—	183,036
Long-term debt, less current portion	1,261,844	—	33,065	—	1,294,909
Deferred tax liability	—	56,418	—	—	56,418
Other liabilities	2,077	9,068	26,837	(15,315)	22,667

Total liabilities	1,293,028	207,688	71,629	(15,315)	1,557,030
Minority Interest	—	—	—	4,606	4,606
Total stockholders’ (deficit) equity	(116,734)	2,071,399	45,935	(1,177,019)	823,581

Total liabilities and stockholders’ (deficit) equity	$1,176,294	$2,279,087	$117,564	$(1,187,728)	$2,385,217

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$19,154	$20,816	$—	$39,970
Accounts receivable, net	—	224,549	7,444	—	231,993
Prepaids and other	—	65,827	1,555	—	67,382

Total current assets	—	309,530	29,815	—	339,345
Property and equipment, net of accumulated depreciation	—	643,497	57,526	(7,346)	693,677
Cost in excess of net assets acquired	—	1,073,583	—	—	1,073,583
Investment in subsidiaries	1,058,235	—	—	(1,058,235)	—
Other assets	15,441	52,494	22,359	(18,255)	72,039

Total assets	$1,073,676	$2,079,104	$109,700	$(1,083,836)	$2,178,644

Current Liabilities:
Accounts payable	$—	$30,187	$1,059	$—	$31,246
Salaries and benefits payable	—	80,801	1,657	—	82,458
Other accrued liabilities	25,171	36,381	242	—	61,794
Current portion of long-term debt	5,619	—	397	—	6,016

Total current liabilities	30,790	147,369	3,355	—	181,514
Long-term debt, less current portion	1,132,735	—	33,273	—	1,166,008
Deferred tax liability	—	49,131	—	—	49,131
Other liabilities	2,659	10,767	31,096	(21,432)	23,090

Total liabilities	1,166,184	207,267	67,724	(21,432)	1,419,743
Minority Interest	—	—	—	4,159	4,159
Total stockholders’ (deficit) equity	(92,508)	1,871,837	41,976	(1,066,563)	754,742

Total liabilities and stockholders’ (deficit) equity	$1,073,676	$2,079,104	$109,700	$(1,083,836)	$2,178,644

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$439,964	$15,657	$(4,656)	$450,965
Salaries, wages and employee benefits	—	239,095	7,136	—	246,231
Professional fees	—	44,333	2,052	—	46,385
Supplies	—	24,136	637	—	24,773
Rentals and leases	—	6,006	106	—	6,112
Other operating expenses	—	40,538	2,539	(1,244)	41,833
Provision for doubtful accounts	—	8,452	171	—	8,623
Depreciation and amortization	—	9,510	620	(61)	10,069
Interest expense	19,254	—	511	—	19,765

	19,254	372,070	13,772	(1,305)	403,791

(Loss) income from continuing operations before income taxes	(19,254)	67,894	1,885	(3,351)	47,174
(Benefit from) provision for income taxes	(7,317)	24,992	169	—	17,844

(Loss) income from continuing operations	(11,937)	42,902	1,716	(3,351)	29,330
Loss from discontinued operations, net of tax	—	(271)	—	—	(271)

Net (loss) income	$(11,937)	$42,631	$1,716	$(3,351)	$29,059

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$351,223	$8,521	$(8,521)	$351,223
Salaries, wages and employee benefits	—	191,259	2,105	—	193,364
Professional fees	—	34,452	548	—	35,000
Supplies	—	19,190	208	—	19,398
Rentals and leases	—	4,919	32	—	4,951
Other operating expenses	—	34,086	3,840	(3,295)	34,631
Provision for doubtful accounts	—	6,989	286	—	7,275
Depreciation and amortization	—	6,925	381	(61)	7,245
Interest expense	16,759	—	270	—	17,029
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	24,938	297,820	7,670	(3,356)	327,072
(Loss) income from continuing operations before income taxes	(24,938)	53,403	851	(5,165)	24,151
(Benefit from) provision for income taxes	(9,427)	18,388	—	—	8,961

(Loss) income from continuing operations	(15,511)	35,015	851	(5,165)	15,190
Loss from discontinued operations, net of taxes	—	(583)	—	—	(583)

Net (loss) income	$(15,511)	$34,432	$851	$(5,165)	$14,607

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$855,578	$29,253	$(7,087)	$877,744
Salaries, wages and employee benefits	—	468,782	14,336	—	483,118
Professional fees	—	85,822	3,902	—	89,724
Supplies	—	47,151	1,207	—	48,358
Rentals and leases	—	12,098	198	—	12,296
Other operating expenses	—	77,644	4,245	(1,248)	80,641
Provision for doubtful accounts	—	15,341	441	—	15,782
Depreciation and amortization	—	18,365	1,235	(122)	19,478
Interest expense	39,074	—	1,029	—	40,103

	39,074	725,203	26,593	(1,370)	789,500
(Loss) income from continuing operations before income taxes	(39,074)	130,375	2,660	(5,717)	88,244
(Benefit from) provision for income taxes	(14,848)	48,180	201	—	33,533

(Loss) income from continuing operations	(24,226)	82,195	2,459	(5,717)	54,711
Loss from discontinued operations, net of tax	—	(156)	—	—	(156)

Net (loss) income	$(24,226)	$82,039	$2,459	$(5,717)	$54,555

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$670,791	$13,055	$(13,055)	$670,791
Salaries, wages and employee benefits	—	369,692	2,105	—	371,797
Professional fees	—	65,097	546	—	65,643
Supplies	—	37,363	208	—	37,571
Rentals and leases	—	9,499	32	—	9,531
Other operating expenses	—	64,901	7,588	(6,650)	65,839
Provision for doubtful accounts	—	13,653	286	—	13,939
Depreciation and amortization	—	12,950	656	(122)	13,484
Interest expense	30,915	—	499	—	31,414
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	39,094	573,155	11,920	(6,772)	617,397
(Loss) income from continuing operations before income taxes	(39,094)	97,636	1,135	(6,283)	53,394
(Benefit from) provision for income taxes	(14,973)	35,171	—	—	20,198

(Loss) income from continuing operations	(24,121)	62,465	1,135	(6,283)	33,196
Loss from discontinued operations, net of taxes	—	(464)	—	—	(464)

Net (loss) income	$(24,121)	$62,001	$1,135	$(6,283)	$32,732

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,226)	$82,039	$2,459	$(5,717)	$54,555
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	18,365	1,235	(122)	19,478
Amortization of loan costs and bond premium	1,082	—	23	—	1,105
Share-based compensation	—	10,077	—	—	10,077
Change in income tax assets and liabilities	—	432	—	—	432
Loss from discontinued operations, net of taxes	—	156	—	—	156
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(30,290)	(239)	—	(30,529)
Prepaids and other current assets	—	20,761	(20,382)	—	379
Accounts payable	—	(1,400)	(53)	—	(1,453)
Salaries and benefits payable	—	2,430	174	—	2,604
Accrued liabilities and other liabilities	(8,480)	1,368	3,979	—	(3,133)

Net cash (used in) provided by continuing operating activities	(31,624)	103,938	(12,804)	(5,839)	53,671
Net cash used in discontinued operating activities	—	(1,468)	—	—	(1,468)

Net cash (used in) provided by operating activities	(31,624)	102,470	(12,804)	(5,839)	52,203
Investing activities:
Cash paid for acquisitions, net of cash acquired	(157,953)	—	—	—	(157,953)
Capital purchases of property and equipment	—	(47,767)	(1,002)	—	(48,769)
Other assets	—	(362)	(119)	—	(481)

Net cash used in continuing investing activities	(157,953)	(48,129)	(1,121)	—	(207,203)
Net cash provided by discontinued investing activities	—	1,276	—	—	1,276

Net cash used in investing activities	(157,953)	(46,853)	(1,121)	—	(205,927)
Financing activities:
Net increase in revolving credit facility	130,000	—	—	—	130,000
Principal payments on long-term debt	(2,292)	—	(195)	—	(2,487)
Payment of loan and issuance costs	(30)	—	—	—	(30)
Excess tax benefits from share-based payment arrangements	815	—	—	—	815
Net transfers to and from members	56,848	(64,187)	1,500	5,839	—
Proceeds from exercises of common stock options	4,236	—	—	—	4,236

Net cash provided by (used in) financing activities	189,577	(64,187)	1,305	5,839	132,534

Net decrease in cash	—	(8,570)	(12,620)	—	(21,190)
Cash and cash equivalents at beginning of period	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of period	$—	$10,584	$8,196	$—	$18,780

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,121)	$62,001	$1,135	$(6,283)	$32,732
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,950	656	(122)	13,484
Amortization of loan costs and bond premium	1,016	—	22	—	1,038
Share-based compensation	—	7,583	—	—	7,583
Loss on refinancing long-term debt	8,179	—	—	—	8,179
Change in income tax assets and liabilities	—	(716)	—	—	(716)
Loss from discontinued operations, net of taxes	—	464	—	—	464
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(15,661)	(704)	—	(16,365)
Prepaids and other current assets	—	6,130	(14,683)	7,300	(1,253)
Accounts payable	—	(5,290)	(147)	—	(5,437)
Salaries and benefits payable	—	(4,832)	139	—	(4,693)
Accrued liabilities and other liabilities	10,916	(11,813)	14,508	(7,300)	6,311

Net cash provided by (used in) continuing operating activities	(4,010)	50,816	926	(6,405)	41,327
Net cash used in discontinued operating activities	—	824	—	—	824

Net cash provided by (used in) operating activities	(4,010)	51,640	926	(6,405)	42,151
Investing activities:
Cash paid for acquisitions, net of cash acquired	(452,361)	—	—	—	(452,361)
Capital purchases of property and equipment	—	(28,769)	(160)	—	(28,929)
Other assets	—	(707)	(37)	—	(744)

Net cash used in investing activities	(452,361)	(29,476)	(197)	—	(482,034)
Financing activities:
Net increase in revolving credit facility	9,000	—	—	—	9,000
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(39,763)	—	(155)	—	(39,918)
Payment of loan and issuance costs	(6,173)	—	—	—	(6,173)
Refinancing of long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	3,566	—	—	—	3,566
Net transfers to and from members	7,143	(14,837)	1,289	6,405	—
Proceeds from exercises of common stock options	7,850	—	—	—	7,850

Net cash provided by (used in) financing activities	456,371	(14,837)	1,134	6,405	449,073

Net (decrease) increase in cash	—	7,327	1,863	—	9,190
Cash and cash equivalents at beginning of period	—	1,097	17,423	—	18,520

Cash and cash equivalents at end of period	$—	$8,424	$19,286	$—	$27,710

11. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. The adoption of SFAS 157 did not materially impact our financial statements, but does require us to provide additional disclosures.
SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 is quoted prices in active markets for identical assets and liabilities. Level 2 is significant inputs other than quoted prices in active markets that are either directly or indirectly observable. Level 3 is unobservable inputs for which little or no market data exists.
Our interest rate swap is required to be measured at fair value on a recurring basis. Our interest rate swap agreement is with a private party and is not traded on a public exchange. The fair value of our interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized the inputs to value our interest rate swap agreement as Level 2, which are consistently applied.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
12. Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits, but does not require, the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. Upon the effective date of SFAS 159, which was January 1, 2008, we did not elect the fair value option for any of our financial instruments.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the provisions of SFAS 161 on January 1, 2009. We are currently assessing the impact, if any, of the adoption of SFAS 161 on our consolidated financial statement disclosures.
13. Subsequent Event
In July 2008, we received a subpoena from the U.S. Department of Justice requesting certain information regarding Riveredge Hospital, one of the Company’s inpatient psychiatric facilities near Chicago, Illinois. We intend to provide the requested information to the Department of Justice.

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
     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in our SEC filings and reports.
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our substantial indebtedness and our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries that we serve;

•	negative press coverage of the Company or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
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
     Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”) for $120 million. These facilities, located in Florida and Kentucky, include approximately 400 beds.
     During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health Corporation (“Horizon Health”), which operated 15 inpatient facilities.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service and expanding referral networks and marketing initiatives. In order to meet the increased demand for our services, we are actively exploring ways to expand our services and develop new services. We have added beds to several of our inpatient facilities and have expansion projects planned for the future. In addition, during the second quarter of 2008 we opened Lincoln Prairie Behavioral Health Center, a 120 bed facility in Springfield, Illinois. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the three and six months ended June 30, 2008, our same-facility revenue from owned and leased inpatient facilities increased by 7.8% compared to the same period in 2007. Same-facility revenue growth was driven by increases in patient days and revenue per patient day. Patient days increased 2.7% during the three and six months ended June 30, 2008 compared to the same periods in 2007. Revenue per patient day increased 5.1% for the three and six months ended June 30, 2008 compared to the same periods in 2007. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2007 with the results for the comparable period in 2008, adjusted for closures and combinations for comparability purposes.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.1% and 93.9% of our total revenue for the six months ended June 30, 2008 and 2007, respectively.
Other Revenue
     Other revenue accounted for approximately 9.9% and 6.1% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$450,965	100.0%	$351,223	100.0%	877,744	100.0%	670,791	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $4,517, $3,910, $10,077 and $7,583 for 2008 and 2007, respectively)	246,231	54.6%	193,364	55.1%	483,118	55.0%	371,797	55.4%
Professional fees	46,385	10.3%	35,000	10.0%	89,724	10.2%	65,643	9.8%
Supplies	24,773	5.5%	19,398	5.5%	48,358	5.5%	37,571	5.6%
Provision for doubtful accounts	8,623	1.9%	7,275	2.0%	15,782	1.8%	13,939	2.1%
Other operating expenses	47,945	10.6%	39,582	11.3%	92,937	10.6%	75,370	11.2%
Depreciation and amortization	10,069	2.2%	7,245	2.1%	19,478	2.2%	13,484	2.0%
Interest expense, net	19,765	4.4%	17,029	4.8%	40,103	4.6%	31,414	4.7%
Loss on refinancing long-term debt	—	0.0%	8,179	2.3%	—	0.0%	8,179	1.2%

Income from continuing operations before income taxes	47,174	10.5%	24,151	6.9%	88,244	10.1%	53,394	8.0%
Provision for income taxes	17,844	4.0%	8,961	2.6%	33,533	3.9%	20,198	3.1%

Income from continuing operations	$29,330	6.5%	$15,190	4.3%	$54,711	6.2%	$33,196	4.9%

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007
     The following table compares key total facility and same-facility statistics for the quarters ended June 30, 2008 and 2007.

	Three Months Ended June 30,		%
	2008	2007	Change
Same-facility results:
Revenue (in thousands)	$349,169	$323,812	7.8%
Admissions	35,568	34,121	4.2%
Patient days	601,436	585,344	2.7%
Average length of stay (in days)	16.9	17.2	-1.7%
Revenue per patient day	$581	$553	5.1%

Total facility results:
Revenue (in thousands)	$405,687	$325,651	24.6%
Admissions	42,633	34,394	24.0%
Patient days	707,076	588,880	20.1%
Average length of stay (in days)	16.6	17.1	-2.9%
Revenue per patient day	$574	$553	3.8%
     Revenue. Revenue from continuing operations was $451.0 million for the quarter ended June 30, 2008 compared to $351.2 million for the quarter ended June 30, 2007, an increase of $99.7 million, or 28.4%. Revenue from owned and leased inpatient facilities accounted for $405.7 million in 2008 compared to $325.7 million in 2007, an increase of $80.0 million, or 24.6%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 2.7% and 5.1%, respectively. Other revenue was $45.3 million in 2008 compared to $25.6 million in 2007. The increase in other revenue is primarily the result of other operations acquired in the Horizon Health acquisition, including an EAP business and numerous management contracts.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $246.2 million for the quarter ended June 30, 2008, or 54.6% of total revenue, compared to $193.4 million for the quarter ended June 30, 2007, or 55.1% of total revenue. SWB expense includes $4.5 million and $3.9 million of share-based compensation expense for the quarters ended June 30, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $241.7 million, or 53.6% of total revenue, in the quarter ended June 30, 2008 compared to $189.5 million, or 53.9% of total revenue, for the quarter ended June 30, 2007. SWB expense for owned and leased inpatient facilities was $217.3 million, or 53.6% of revenue, in 2008. Same-facility SWB expense for owned and leased inpatient facilities was $185.9 million, or 53.2% of revenue, in 2008 compared to $173.7 million, or 53.7% of revenue, in 2007. SWB expense for other operations increased to $17.1 million in 2008 from $8.0 million in 2007 primarily due to the operations acquired in the Horizon Health acquisition. SWB expense for our corporate office was $11.8 million, including $4.5 million in share-based compensation, for 2008 compared to $10.0 million, including $3.9 million in share-based compensation, for 2007. Excluding share-based compensation, SWB expense for our corporate office increased approximately $1.2 million primarily as a result of hiring additional staff necessary to manage the inpatient facilities acquired during 2007 and 2008.

     Professional fees. Professional fees were $46.4 million for the quarter ended June 30, 2008, or 10.3% of total revenue, compared to $35.0 million for the quarter ended June 30, 2007, or 10.0% of total revenue. Professional fees for owned and leased inpatient facilities were $38.2 million in 2008, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $32.5 million in 2008, or 9.3% of revenue, compared to $30.9 million in 2007, or 9.5% of revenue. Professional fees for other operations as well as our corporate office increased to $8.2 million in 2008 from $3.7 million in 2007 primarily due to the operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $24.8 million for the quarter ended June 30, 2008, or 5.5% of total revenue, compared to $19.4 million for the quarter ended June 30, 2007, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $24.3 million in 2008, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $20.4 million in 2008, or 5.8% of revenue, compared to $19.0 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $8.6 million for the quarter ended June 30, 2008, or 1.9% of total revenue, compared to $7.3 million for the quarter ended June 30, 2007, or 2.0% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $47.9 million for the quarter ended June 30, 2008, or 10.6% of total revenue, compared to $39.6 million for the quarter ended June 30, 2007, or 11.3% of total revenue. Other operating expenses for owned and leased inpatient facilities were $32.3 million in 2008, or 8.0% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $27.2 million in 2008, or 7.8% of revenue, compared to $28.0 million in 2007, or 8.6% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations and our corporate office were $15.7 million in 2008 compared to $11.2 million in 2007. The increase in other operating expenses for other operations was primarily due to new operations acquired in the Horizon Health acquisition.
     Depreciation and amortization. Depreciation and amortization expense was $10.1 million for the quarter ended June 30, 2008 compared to $7.2 million for the quarter ended June 30, 2007. This increase in depreciation and amortization expense was primarily the result of the acquisitions of inpatient facilities during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, was $19.8 million for the quarter ended June 30, 2008 compared to $17.0 million for the quarter ended June 30, 2007, an increase of $2.7 million. This increase in interest expense is primarily the result of an increase in our long-term debt offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $130.0 million in the first quarter of 2008 principally to finance the acquisition of five inpatient behavioral health care facilities from UMC and acquisitions of EAP businesses, capital expenditures and other general corporate purposes.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.3 million for the quarter ended June 30, 2008 compared to $0.6 million for the quarter ended June 30, 2007. Two contracts with a Puerto Rico juvenile justice agency were terminated during the quarter ended June 30, 2008.
Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007
The following table compares key total facility and same-facility statistics for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		%
	2008	2007	Change
Same-facility results:
Revenue (in thousands)	$672,835	$624,230	7.8%
Admissions	68,490	66,189	3.5%
Patient days	1,158,367	1,128,354	2.7%
Average length of stay (in days)	16.9	17.0	-0.6%
Revenue per patient day	$581	$553	5.1%

Total facility results:
Revenue (in thousands)	$791,083	$629,643	25.6%
Admissions	83,234	66,839	24.5%
Patient days	1,381,918	1,138,975	21.3%
Average length of stay (in days)	16.6	17.0	-2.4%
Revenue per patient day	$572	$553	3.4%
     Revenue. Revenue from continuing operations was $877.7 million for the six months ended June 30, 2008 compared to $670.8 million for the six months ended June 30, 2007, an increase of $207.0 million, or 30.9%. Revenue from owned and leased inpatient facilities accounted for $791.1 million in 2008 compared to $629.6 million in 2007, an increase of $161.4 million, or 25.6%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 2.7% and 5.1%, respectively. Other revenue was $86.7 million in 2008 compared to $41.1 million in 2007. The increase in other revenue is primarily the result of other operations acquired in the Horizon Health acquisition, including an EAP business and numerous management contracts.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $483.1 million for the six months ended June 30, 2008, or 55.0% of total revenue, compared to $371.8 million for the six months ended June 30, 2007, or 55.4% of total revenue. SWB expense includes $10.1 million and $7.6 million of share-based compensation expense for the six months ended June 30, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $473.0 million, or 53.9% of total revenue, in the six months ended June 30, 2008 compared to $364.2 million, or 54.3% of total revenue, for the six months ended June 30, 2007. SWB expense for owned and leased inpatient facilities was $425.1 million, or 53.7% of revenue, in 2008. Same-facility SWB expense for owned and leased inpatient facilities was $358.2 million, or 53.2% of revenue, in 2008 compared to $335.6 million, or 53.8% of revenue, in 2007. SWB expense for other operations increased to $32.6 million in 2008 from $12.4 million in 2007 primarily due to the other operations acquired in the Horizon Health acquisition. SWB expense for our corporate office was $25.4 million, including $10.1 million in share-based compensation, for 2008 compared to $20.0 million, including $7.6 million in share-based compensation, for 2007. Excluding share-based compensation, SWB expense for our corporate office increased approximately $2.9 million primarily as a result of hiring additional staff necessary to manage the inpatient facilities acquired during 2007 and 2008.
     Professional fees. Professional fees were $89.7 million for the six months ended June 30, 2008, or 10.2% of total revenue, compared to $65.6 million for the six months ended June 30, 2007, or 9.8% of total revenue. Professional fees for owned and leased inpatient facilities were $74.3 million in 2008, or 9.4% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $62.8 million in 2008, or 9.3% of revenue, compared to $58.8 million in 2007, or 9.4% of revenue. Professional fees for other operations as well as our corporate office increased to $15.4 million in 2008 from $6.0 million in 2007 primarily due to the other operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $48.4 million for the six months ended June 30, 2008, or 5.5% of total revenue, compared to $37.6 million for the six months ended June 30, 2007, or 5.6% of total revenue. Supplies expense for owned and leased inpatient facilities was $47.5 million in 2008, or 6.0% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $39.4 million in 2008, or 5.9% of revenue, compared to $36.6 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $15.8 million for the six months ended June 30, 2008, or 1.8% of total revenue, compared to $13.9 million for the six months ended June 30, 2007, or 2.1% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $92.9 million for the six months ended June 30, 2008, or 10.6% of total revenue, compared to $75.4 million for the six months ended June 30, 2007, or 11.2% of total revenue. Other operating expenses for owned and leased inpatient facilities were $63.1 million in 2008, or 8.0% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $52.5 million in 2008, or 7.8% of revenue, compared to $53.7 million in 2007, or 8.6% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations and our corporate office were $29.8 million in 2008 compared to $20.9 million in 2007. The increase in other operating expenses for other operations was primarily due to new operations acquired in the Horizon Health acquisition.
     Depreciation and amortization. Depreciation and amortization expense was $19.5 million for the six months ended June 30, 2008 compared to $13.5 million for the six months ended June 30, 2007. This increase in depreciation and amortization expense was primarily the result of the acquisitions of inpatient facilities during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, was $40.1 million for the six months ended June 30, 2008 compared to $31.4 million for the six months ended June 30, 2007, an increase of $8.7 million. This increase in interest expense is primarily the result of an increase in our long-term debt offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $130.0 million in the first quarter of 2008 principally to finance the acquisition of five inpatient behavioral health care facilities from UMC and acquisitions of EAP businesses, capital expenditures and other general corporate purposes.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $0.2 million for the six months ended June 30, 2008 compared to $0.5 million for the six months ended June 30, 2007. Two contracts with a Puerto Rico juvenile justice agency were terminated during the quarter ended June 30, 2008.
Liquidity and Capital Resources
     Working capital at June 30, 2008 was $177.8 million, including cash and cash equivalents of $18.8 million, compared to working capital of $157.8 million, including cash and cash equivalents of $40.0 million, at December 31, 2007. The increase in working capital is primarily the result of a $31.6 million increase in accounts receivable and an $11.1 million increase in other current assets offset by a $21.2 million decrease in cash and cash equivalents. The increase in accounts receivable was primarily the result of increases in same-facility revenue and receivables generated from businesses acquired in 2008. Our consolidated day’s sales outstanding were 52 and 53 for June 30, 2008 and December 31, 2007, respectively. The increase in other current assets is primarily due to an increase in cost report receivables and the classification of net proceeds expected to be received on an asset held for sale.
     Cash provided by continuing operating activities was $53.7 million for the six months ended June 30, 2008 compared to $41.3 million for the six months ended June 30, 2007. The increase in cash flows from continuing operating activities was primarily attributable to the results of operations of Horizon Health acquired on May 31, 2007 and improved operating margins on a same-facility basis, offset by increased interest payments and income tax payments.
     Cash used in continuing investing activities was $207.2 million for the six months ended June 30, 2008 compared to $482.0 million for the six months ended June 30, 2007. Cash used in continuing investing activities for 2008 consisted primarily of $158.0 million paid for acquisitions and $48.8 million for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $19.0 million and $29.8 million, respectively, for the six months ended June 30, 2008. Our expansion expenditures will continue to increase in 2008 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 600 new beds to our inpatient facilities. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.2% of our revenue for the six months ended June 30, 2008. Cash used in investing activities for the six months ended June 30, 2007 consisted primarily of cash paid for acquisitions of $452.4 million and capital expenditures of $28.9 million. Cash paid for acquisitions during 2007 related primarily to the acquisition of Horizon Health.
     Cash provided by financing activities was $132.5 million for the six months ended June 30, 2008 compared to $449.1 million for the six months ended June 30, 2007. Cash provided by financing activities for 2008 consisted primarily of $130.0 million in net borrowings under our revolving credit facility, which were used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes. Cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of additional borrowings of $490.9 million, which were used primarily to finance acquisitions and to retire approximately $38.6 million of other long-term debt. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition. Additionally, during the six months ended June 30, 2007, we received $7.9 million in proceeds from the exercise of stock options and $3.6 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. With this interest rate swap agreement we exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap at June 30, 2008 reflected a liability of $2.2 million, which represents the estimated amount we would have paid if the agreement was canceled.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities and other operations and will incur continued expenditures on expansion projects. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 and bearing interest of 4.3% and 6.4% at June 30, 2008 and December 31, 2007, respectively	$210,000	$—	$210,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 4.3% and 6.8% at June 30, 2008 and December 31, 2007, respectively	571,438	4,688	7,500	559,250	—
7 3/4% Notes	476,180	—	—	—	476,180
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,475	410	900	1,019	31,146

	1,291,093	5,098	218,400	560,269	507,326

Lease and other obligations	89,705	16,619	23,331	12,633	37,122

Total contractual obligations	$1,380,798	$21,717	$241,731	$572,902	$544,448

(1)	Excludes capital lease obligations, fair value of interest rate swap, and other obligations totaling $9.9 million, which are included in lease and other obligations.
     The fair value of our $470.0 million in principal amount of 7 3/4% Notes was approximately $467.7 million and $467.1 million as of June 30, 2008 and December 31, 2007, respectively. The carrying value of our other long-term debt, including current maturities, of $824.8 million and $695.5 million at June 30, 2008 and December 31, 2007, respectively, approximated fair value. We had $571.4 million and $210.0 million of variable rate debt outstanding under our senior secured term loan facility and revolving credit facility, respectively, as of June 30, 2008. As a result of our interest rate swap arrangement to exchange interest rate payments associated with a notional amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $346.4 million as of June 30, 2008. At our June 30, 2008 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.5 million.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At June 30, 2008, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5.0% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.
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
     Share-Based Compensation
     We adopted SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), Share Based Payment, under the modified-prospective transition method on January 1, 2006, which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility or our stock price and the expected term of our stock options. Additionally, SFAS No. 123R requires us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 20, 2008, we held our annual meeting of stockholders. The following matters were submitted to a vote of stockholders:
(1)	The stockholders elected Joey A. Jacobs, Edward K. Wissing and William M. Petrie, M.D. as Class III directors of the Company. The votes were as follows:

Joey A. Jacobs
Votes cast for	47,441,621
Votes withheld	2,493,332

Edward K. Wissing
Votes cast for	47,436,601
Votes withheld	2,498,352

William M. Petrie, M.D.
Votes cast for	47,357,621
Votes withheld	2,577,332
(2)	The stockholders approved an amendment to increase the number of shares of common stock subject to grant under the

Psychiatric Solutions, Inc. Equity Incentive Plan by 2,000,000. The votes were as follows:

Votes cast for	35,892,080
Votes cast against	9,999,207
Abstentions	25,395
(3)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes were as follows:

Votes cast for	49,903,373
Votes cast against	29,968
Abstentions	1,612
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005.

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

10.1	Fourth Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 10, 2008).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: August 6, 2008