Form 10-Q
period 2008-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2008-11-06
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2008, 55,929,948 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$44,960	$39,970
Accounts receivable, less allowance for doubtful accounts of $49,514 and $35,398 for 2008 and 2007, respectively	261,531	230,600
Prepaids and other	79,968	68,235

Total current assets	386,459	338,805
Property and equipment, net of accumulated depreciation	802,479	692,135
Cost in excess of net assets acquired	1,202,646	1,071,275
Other assets	65,740	75,889

Total assets	$2,457,324	$2,178,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,044	$30,996
Salaries and benefits payable	88,478	82,101
Other accrued liabilities	67,495	61,861
Current portion of long-term debt	6,008	6,016

Total current liabilities	198,025	180,974
Long-term debt, less current portion	1,312,438	1,166,008
Deferred tax liability	57,503	49,131
Other liabilities	22,010	23,090

Total liabilities	1,589,976	1,419,203
Minority interest	4,996	4,159
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 55,895 and 55,107 issued and outstanding for 2008 and 2007, respectively	559	551
Additional paid-in capital	602,191	574,943
Accumulated other comprehensive loss	(1,057)	(479)
Retained earnings	260,659	179,727

Total stockholders’ equity	862,352	754,742

Total liabilities and stockholders’ equity	$2,457,324	$2,178,104

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$448,015	$396,419	$1,320,114	$1,062,565

Salaries, wages and employee benefits (including share-based compensation of $4,935, $4,423, $15,013 and $12,006 for the respective three and nine month periods in 2008 and 2007)	245,578	220,853	725,775	590,071
Professional fees	45,022	39,868	133,803	104,530
Supplies	24,323	21,317	71,769	58,185
Rentals and leases	5,708	5,486	17,653	14,561
Other operating expenses	41,484	38,062	121,849	103,627
Provision for doubtful accounts	10,254	7,003	25,976	20,871
Depreciation and amortization	10,171	8,472	29,570	21,888
Interest expense	19,337	22,252	59,440	53,666
Loss on refinancing long-term debt	—	—	—	8,179

	401,877	363,313	1,185,835	975,578

Income from continuing operations before income taxes	46,138	33,106	134,279	86,987
Provision for income taxes	17,533	12,537	51,026	32,783

Income from continuing operations	28,605	20,569	83,253	54,204
Loss from discontinued operations, net of income tax (benefit) provision of $(8), $(27), $9 and $(126) for the respective three and nine month periods in 2008 and 2007	(2,228)	(244)	(2,321)	(1,147)

Net income	$26,377	$20,325	$80,932	$53,057

Basic earnings per share:
Income from continuing operations	$0.52	$0.38	$1.50	$1.00
Loss from discontinued operations, net of taxes	(0.04)	(0.01)	(0.04)	(0.02)

Net income	$0.48	$0.37	$1.46	$0.98

Diluted earnings per share:
Income from continuing operations	$0.51	$0.37	$1.48	$0.98
Loss from discontinued operations, net of taxes	(0.04)	—	(0.04)	(0.02)

Net income	$0.47	$0.37	$1.44	$0.96

Shares used in computing per share amounts:
Basic	55,529	54,278	55,318	54,064
Diluted	56,604	55,415	56,213	55,343
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2007	55,107	$551	$574,943	$(479)	$179,727	$754,742
Comprehensive income:
Net income	—	—	—	—	80,932	80,932
Change in fair value of interest rate swap, net of tax benefit of $387	—	—	—	(578)	—	(578)

Total comprehensive income						$80,354

Common stock issued in acquisitions	27	—	1,000	—	—	1,000
Share-based compensation	—	—	15,013	—	—	15,013
Exercise of stock options and grants of restricted stock, net of issuance costs	761	8	9,333	—	—	9,341
Income tax benefit of stock option exercises	—	—	1,902	—	—	1,902

Balance at September 30, 2008	55,895	$559	$602,191	$(1,057)	$260,659	$862,352

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$80,932	$53,057
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	29,570	21,888
Amortization of loan costs and bond premium	1,660	1,591
Share-based compensation	15,013	12,006
Loss on refinancing long-term debt	—	8,179
Change in income tax assets and liabilities	(1,611)	8,219
Loss from discontinued operations, net of taxes	2,321	1,147
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,331)	(20,803)
Prepaids and other current assets	(1,017)	1,966
Accounts payable	5,116	(6,913)
Salaries and benefits payable	4,638	(457)
Accrued liabilities and other liabilities	(16,183)	353

Net cash provided by continuing operating activities	90,108	80,233
Net cash (used in) provided by discontinued operating activities	(2,186)	504

Net cash provided by operating activities	87,922	80,737

Investing activities:
Cash paid for acquisitions, net of cash acquired	(163,238)	(462,729)
Capital purchases of property and equipment	(81,773)	(48,361)
Other assets	280	(750)

Net cash used in continuing investing activities	(244,731)	(511,840)
Net cash provided by discontinued investing activities	5,244	—

Net cash used in investing activities	(239,487)	(511,840)

Financing activities:
Net increase (decrease) in revolving credit facility	149,333	(11,000)
Borrowings on long-term debt	—	481,875
Principal payments on long-term debt	(3,963)	(40,220)
Payment of loan and issuance costs	(39)	(6,603)
Refinancing of long-term debt	—	(7,127)
Excess tax benefits from share-based payment arrangements	1,902	4,072
Proceeds from exercises of common stock options	9,322	13,935

Net cash provided by financing activities	156,555	434,932

Net increase in cash	4,990	3,829
Cash and cash equivalents at beginning of the period	39,970	18,520

Cash and cash equivalents at end of the period	$44,960	$22,349

Effect of Acquisitions:
Assets acquired, net of cash acquired	$171,145	$533,084
Liabilities assumed	(6,907)	(52,653)
Common stock issued	(1,000)	(9,000)
Long-term debt assumed	—	(8,702)

Cash paid for acquisitions, net of cash acquired	$163,238	$462,729

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
1. Recent Developments
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”), which are located in Florida and Kentucky and include approximately 400 beds. During the second quarter of 2008, we opened Lincoln Prairie Behavioral Health Center, a 120-bed facility in Springfield, Illinois.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position have been included. The majority of our expenses are “cost of revenue” items. General and administrative expenses, excluding share-based compensation expense, were approximately 2.7% of net revenue for the nine months ended September 30, 2008. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$28,605	$20,569	$83,253	$54,204
Loss from discontinued operations, net of taxes	(2,228)	(244)	(2,321)	(1,147)

Net income	$26,377	$20,325	$80,932	$53,057

Denominator:
Weighted average shares outstanding for basic earnings per share	55,529	54,278	55,318	54,064
Effects of dilutive stock options and restriced stock outstanding	1,075	1,137	895	1,279

Shares used in computing diluted earnings per common share	56,604	55,415	56,213	55,343

Basic earnings per share:
Income from continuing operations	$0.52	$0.38	$1.50	$1.00
Loss from discontinued operations, net of taxes	(0.04)	(0.01)	(0.04)	(0.02)

	$0.48	$0.37	$1.46	$0.98

Diluted earnings per share:
Income from continuing operations	$0.51	$0.37	$1.48	$0.98
Loss from discontinued operations, net of taxes	(0.04)	—	(0.04)	(0.02)

	$0.47	$0.37	$1.44	$0.96

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
4. Share-Based Compensation
We recognized $4.9 million and $4.4 million in share-based compensation expense and approximately $1.9 million and $1.7 million of related income tax benefit for the three months ended September 30, 2008 and 2007, respectively. We recognized approximately $15.0 million and $12.0 million in shared-based compensation expense and approximately $5.7 million and $4.6 million of related income tax benefit for the nine months ended September 30, 2008 and 2007, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.05 per share for the three months ended September 30, 2008 and 2007. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.17 and $0.14 per share for the nine months ended September 30, 2008 and 2007, respectively. We classified approximately $1.9 million and $4.1 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2008 and 2007 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007, respectively.
Based on our stock option and restricted stock grants outstanding at September 30, 2008, we estimate remaining unrecognized share-based compensation expense to be approximately $45.5 million with a weighted-average remaining life of 2.7 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the nine months ended September 30, 2008 and 2007 was $10.9 million and $15.1 million, respectively.
We granted 1.3 million stock options to employees and directors during the nine months ended September 30, 2008. Employee options vest over four years in annual increments of 25% on each anniversary of the grant date and director options vest 25% on the grant date and 25% on each of the succeeding three anniversaries of the grant date. These options had a weighted-average grant-date fair value of $11.21.
We granted 283,000 shares of restricted stock to certain senior management during the nine months ended September 30, 2008. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $29.00 per share.
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
The balance of cost in excess of net assets acquired (goodwill) increased to $1.2 billion as of September 30, 2008 from $1.1 billion as of December 31, 2007. This increase in goodwill is primarily the result of the five facilities acquired from UMC and certain other employee assistance program (“EAP”) businesses acquired during 2008. The purchase price allocation for these 2008 acquisitions is preliminary as of September 30, 2008, pending final measurement of certain assets and liabilities.
During 2007, we acquired 16 inpatient behavioral health care facilities with an aggregate of approximately 1,600 beds, including the May 31, 2007 acquisition of Horizon Health Corporation (“Horizon Health”), which operated 15 inpatient facilities.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior credit facility:
Revolving credit facility, expiring on December 21, 2009 and bearing interest of 4.3% and 6.4% at September 30, 2008 and December 31, 2007, respectively	$229,333	$80,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 5.6% and 6.8% at September 30, 2008 and December 31, 2007, respectively	570,500	573,312
7 3/4% Notes	476,012	476,508
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,375	33,671
Other	9,226	8,533

	1,318,446	1,172,024
Less current portion	6,008	6,016

Long-term debt	$1,312,438	$1,166,008

Senior Credit Facility
Our Second Amended and Restated Credit Agreement, as amended, (the “Credit Agreement”), includes a $300 million revolving credit facility and $575 million senior secured term loan facility. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility with the balance payable in full on July 1, 2012. All repayments made under the senior secured term loan facility are permanent.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. As of September 30, 2008, we had $229.3 million in borrowings outstanding and $58.0 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.25% and 0.5% per annum. Commitment fees were approximately $0.2 million for the nine months ended September 30, 2008.
Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. Under the terms of our Credit Agreement, Lehman committed to $25.0 million of the $300.0 million revolving credit facility. As a result of the bankruptcy filing of Lehman on September 15, 2008, we have not been able to access any of Lehman’s remaining unfunded commitment of approximately $5.9 million as of September 30, 2008. Until Lehman’s commitment is assumed by another party, the availability for future borrowings under our revolving credit facility may continue to be reduced by Lehman’s remaining unfunded commitment.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) a financial leverage covenant; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of September 30, 2008, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, the senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
7 3/4% Notes
The 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. On July 6, 2005, we issued $220 million in 7 3/4% Notes. We received a premium of 2.75% from the sale of an additional $250 million of 7 3/4% Notes on May 31, 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. Interest on the 7 3/4% Notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15. The 7 3/4% Notes mature on July 15, 2015.
Mortgage Loans
Our mortgage loans are insured by the U.S. Department of Housing and Urban Development (“HUD”) and are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina; West Oaks Hospital in Houston, Texas; Riveredge Hospital near Chicago, Illinois; Canyon Ridge Hospital in Chino, California; and MeadowWood Behavioral Health in New Castle, Delaware. The carrying amount of assets held as collateral approximated $36.2 million at September 30, 2008.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During the fourth quarter of 2007, we entered into an agreement with Merrill Lynch Capital Securities, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis. The fair value of our interest rate swap at September 30, 2008 reflected a liability of $1.8 million, which represents the estimated amount we would have paid if the agreement was canceled.
7. Income Taxes
The provision for income taxes from continuing operations for the nine months ended September 30, 2008 and 2007 reflects an effective tax rate of approximately 38.0% and 37.7%, respectively.
8. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the third quarter of 2008, we elected to dispose of one leased facility, which we expect sell in the next twelve months. During the second quarter of 2008, two contracts with a Puerto Rico juvenile justice agency to manage inpatient facilities were terminated. During the second quarter of 2007, we elected to dispose of one facility. Accordingly, these operations, net of applicable income taxes, have been presented as discontinued operations and prior period consolidated financial statements have been reclassified.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$2,261	$5,778	$12,579	$18,329

Operating expenses	3,015	6,049	13,030	18,835
Loss on disposal and assets held for sale	1,482	—	1,861	767

	4,497	6,049	14,891	19,602

Loss from discontinued operations before income taxes	(2,236)	(271)	(2,312)	(1,273)
(Benefit) provision for income taxes	(8)	(27)	9	(126)

Loss from discontinued operations, net of income taxes	$(2,228)	$(244)	$(2,321)	$(1,147)

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), our owned and leased behavioral health care facilities segment is our only reportable segment. Our inpatient facilities are organized in a reporting structure comprised of ten divisions and two markets. Each division/market qualifies as an operating segment under SFAS 131. However, we have aggregated our inpatient facility divisions/markets into one reportable segment based on the similarity of the economic characteristics of the divisions/markets. As of September 30, 2008, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 87 owned and 8 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the tables below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedule relate primarily to unallocated home office items and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as income (loss) from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, share-based compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to the ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to provide investors our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with U. S. generally accepted accounting principles. Because adjusted EBITDA is not a measure of financial performance under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

Three Months Ended September 30, 2008
	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$403,936	$44,079	$—	$448,015

Adjusted EBITDA	$82,852	$9,130	$(11,401)	$80,581
Interest expense	7,178	136	12,023	19,337
Provision for income taxes	—	—	17,533	17,533
Depreciation and amortization	8,349	1,430	392	10,171
Inter-segment expenses	15,977	1,926	(17,903)	—
Other expenses:
Share-based compensation	—	—	4,935	4,935

Total other expenses	—	—	4,935	4,935

Income (loss) from continuing operations	$51,348	$5,638	$(28,381)	$28,605

Total assets	$2,221,853	$134,206	$101,265	$2,457,324

Three Months Ended September 30, 2007
	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$355,425	$40,994	$—	$396,419

Adjusted EBITDA	$70,811	$7,008	$(9,566)	$68,253
Interest expense	7,629	(7)	14,630	22,252
Provision for income taxes	—	—	12,537	12,537
Depreciation and amortization	7,217	890	365	8,472
Inter-segment expenses	14,585	2,457	(17,042)	—
Other expenses:
Share-based compensation	—	—	4,423	4,423

Total other expenses	—	—	4,423	4,423

Income (loss) from continuing operations	$41,380	$3,668	$(24,479)	$20,569

Total assets	$1,985,666	$83,438	$98,842	$2,167,946

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

Nine Months Ended September 30, 2008
	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,189,374	$130,740	$—	$1,320,114

Adjusted EBITDA	$247,927	$26,252	$(35,877)	$238,302
Interest expense	21,381	490	37,569	59,440
Provision for income taxes	—	—	51,026	51,026
Depreciation and amortization	24,431	4,006	1,133	29,570
Inter-segment expenses	47,809	5,754	(53,563)	—
Other expenses:
Share-based compensation	—	—	15,013	15,013

Total other expenses	—	—	15,013	15,013

Income (loss) from continuing operations	$154,306	$16,002	$(87,055)	$83,253

Total assets	$2,221,853	$134,206	$101,265	$2,457,324

Nine Months Ended September 30, 2007
	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$980,423	$82,142	$—	$1,062,565

Adjusted EBITDA	$196,509	$14,603	$(28,386)	$182,726
Interest expense	23,220	(20)	30,466	53,666
Provision for income taxes	2	—	32,781	32,783
Depreciation and amortization	19,464	1,351	1,073	21,888
Inter-segment expenses	38,759	4,325	(43,084)	—
Other expenses:
Share-based compensation	—	—	12,006	12,006
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	20,185	20,185

Income (loss) from continuing operations	$115,064	$8,947	$(69,807)	$54,204

Total assets	$1,985,666	$83,438	$98,842	$2,167,946

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for us and our subsidiaries as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and consolidating adjustments. The subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Condensed Consolidating Balance Sheet
As of September 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$35,412	$9,548	$—	$44,960
Accounts receivable, net	—	253,400	8,244	(113)	261,531
Prepaids and other	—	64,678	17,966	(2,676)	79,968

Total current assets	—	353,490	35,758	(2,789)	386,459
Property and equipment, net of accumulated depreciation	—	754,777	57,303	(9,601)	802,479
Cost in excess of net assets acquired	—	1,202,646	—	—	1,202,646
Investment in subsidiaries	1,161,063	—	—	(1,161,063)	—
Other assets	13,333	45,686	22,772	(16,051)	65,740

Total assets	$1,174,396	$2,356,599	$115,833	$(1,189,504)	$2,457,324

Current Liabilities:
Accounts payable	$—	$35,234	$879	$(69)	$36,044
Salaries and benefits payable	—	86,963	1,495	20	88,478
Other accrued liabilities	13,849	53,402	4,939	(4,695)	67,495
Current portion of long-term debt	5,592	—	416	—	6,008

Total current liabilities	19,441	175,599	7,729	(4,744)	198,025
Long-term debt, less current portion	1,279,479	—	32,959	—	1,312,438
Deferred tax liability	—	57,503	—	—	57,503
Other liabilities	4,268	(15,457)	25,625	7,574	22,010

Total liabilities	1,303,188	217,645	66,313	2,830	1,589,976
Minority interest	—	—	—	4,996	4,996
Total stockholders’ (deficit) equity	(128,792)	2,138,954	49,520	(1,197,330)	862,352

Total liabilities and stockholders’ (deficit) equity	$1,174,396	$2,356,599	$115,833	$(1,189,504)	$2,457,324

Condensed Consolidating Balance Sheet
As of December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$19,154	$20,816	$—	$39,970
Accounts receivable, net	—	223,527	7,444	(371)	230,600
Prepaids and other	—	77,360	1,555	(10,680)	68,235

Total current assets	—	320,041	29,815	(11,051)	338,805
Property and equipment, net of accumulated depreciation	—	642,016	57,526	(7,407)	692,135
Cost in excess of net assets acquired	—	1,071,275	—	—	1,071,275
Investment in subsidiaries	1,058,235	—	—	(1,058,235)	—
Other assets	15,441	56,761	22,359	(18,672)	75,889

Total assets	$1,073,676	$2,090,093	$109,700	$(1,095,365)	$2,178,104

Current Liabilities:
Accounts payable	$—	$30,264	$1,059	$(327)	$30,996
Salaries and benefits payable	—	80,424	1,657	20	82,101
Other accrued liabilities	25,171	41,336	242	(4,888)	61,861
Current portion of long-term debt	5,619	—	397	—	6,016

Total current liabilities	30,790	152,024	3,355	(5,195)	180,974
Long-term debt, less current portion	1,132,735	—	33,273	—	1,166,008
Deferred tax liability	—	49,131	—	—	49,131
Other liabilities	2,659	(17,089)	31,096	6,424	23,090

Total liabilities	1,166,184	184,066	67,724	1,229	1,419,203
Minority interest	—	(274)	—	4,433	4,159
Total stockholders’ (deficit) equity	(92,508)	1,906,301	41,976	(1,101,027)	754,742

Total liabilities and stockholders’ (deficit) equity	$1,073,676	$2,090,093	$109,700	$(1,095,365)	$2,178,104

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$433,965	$16,987	$(2,937)	$448,015
Salaries, wages and employee benefits	—	238,464	7,114	—	245,578
Professional fees	—	43,209	1,839	(26)	45,022
Supplies	—	23,695	628	—	24,323
Rentals and leases	—	6,652	100	(1,044)	5,708
Other operating expenses	—	39,912	2,686	(1,114)	41,484
Provision for doubtful accounts	—	9,898	356		10,254
Depreciation and amortization	—	9,737	511	(77)	10,171
Interest expense	19,449	—	(112)	—	19,337

	19,449	371,567	13,122	(2,261)	401,877

(Loss) income from continuing operations before income taxes	(19,449)	62,398	3,865	(676)	46,138
(Benefit from) provision for income taxes	(7,391)	23,712	1,469	(257)	17,533

(Loss) income from continuing operations	(12,058)	38,686	2,396	(419)	28,605
Loss from discontinued operations, net of tax	—	(2,228)	—	—	(2,228)

Net (loss) income	$(12,058)	$36,458	$2,396	$(419)	$26,377

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$384,116	$12,588	$(285)	$396,419
Salaries, wages and employee benefits	—	214,254	6,599	—	220,853
Professional fees	—	38,208	1,735	(75)	39,868
Supplies	—	20,780	525	12	21,317
Rentals and leases	—	6,367	212	(1,093)	5,486
Other operating expenses	—	36,317	(1,677)	3,422	38,062
Provision for doubtful accounts	—	6,753	250	—	7,003
Depreciation and amortization	—	7,903	630	(61)	8,472
Interest expense	21,909	—	343	—	22,252

	21,909	330,582	8,617	2,205	363,313

(Loss) income from continuing operations before income taxes	(21,909)	53,534	3,971	(2,490)	33,106
(Benefit from) provision for income taxes	(8,297)	20,273	1,504	(943)	12,537

(Loss) income from continuing operations	(13,612)	33,261	2,467	(1,547)	20,569
Loss from discontinued operations, net of taxes	—	(244)	—	—	(244)

Net (loss) income	$(13,612)	$33,017	$2,467	$(1,547)	$20,325

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,281,145	$46,240	$(7,271)	$1,320,114
Salaries, wages and employee benefits	—	704,325	21,450	—	725,775
Professional fees	—	128,118	5,741	(56)	133,803
Supplies	—	69,934	1,835	—	71,769
Rentals and leases	—	20,540	298	(3,185)	17,653
Other operating expenses	—	117,732	6,932	(2,815)	121,849
Provision for doubtful accounts	—	25,179	797	—	25,976
Depreciation and amortization	—	28,055	1,745	(230)	29,570
Interest expense	58,523	—	917	—	59,440

	58,523	1,093,883	39,715	(6,286)	1,185,835

(Loss) income from continuing operations before income taxes	(58,523)	187,262	6,525	(985)	134,279
(Benefit from) provision for income taxes	(22,239)	71,160	2,479	(374)	51,026

(Loss) income from continuing operations	(36,284)	116,102	4,046	(611)	83,253
Loss from discontinued operations, net of tax	—	(2,321)		—	(2,321)

Net (loss) income	$(36,284)	$113,781	$4,046	$(611)	$80,932

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,046,322	$25,587	$(9,344)	$1,062,565
Salaries, wages and employee benefits	—	581,401	8,671	(1)	590,071
Professional fees	—	102,380	2,281	(131)	104,530
Supplies	—	57,469	733	(17)	58,185
Rentals and leases	—	17,245	244	(2,928)	14,561
Other operating expenses	—	101,420	5,910	(3,703)	103,627
Provision for doubtful accounts	—	20,336	535	—	20,871
Depreciation and amortization	—	20,784	1,286	(182)	21,888
Interest expense	52,824	—	842	—	53,666
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	61,003	901,035	20,502	(6,962)	975,578

(Loss) income from continuing operations before income taxes	(61,003)	145,287	5,085	(2,382)	86,987
(Benefit from) provision for income taxes	(22,990)	54,755	1,916	(898)	32,783

(Loss) income from continuing operations	(38,013)	90,532	3,169	(1,484)	54,204
Loss from discontinued operations, net of taxes	—	(1,147)	—	—	(1,147)

Net (loss) income	$(38,013)	$89,385	$3,169	$(1,484)	$53,057

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(36,284)	$113,781	$4,046	$(611)	$80,932
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	28,055	1,745	(230)	29,570
Amortization of loan costs and bond premium	1,626	—	34	—	1,660
Share-based compensation	—	15,013	—	—	15,013
Change in income tax assets and liabilities	—	(1,611)	—	—	(1,611)
Loss from discontinued operations, net of taxes	—	2,321	—	—	2,321
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(29,531)	(800)	—	(30,331)
Prepaids and other current assets	—	15,394	(16,411)	—	(1,017)
Accounts payable	—	5,296	(180)	—	5,116
Salaries and benefits payable	—	4,800	(162)	—	4,638
Accrued liabilities and other liabilities	2,589	(17,998)	(774)	—	(16,183)

Net cash (used in) provided by continuing operating activities	(32,069)	135,520	(12,502)	(841)	90,108
Net cash used in discontinued operating activities	—	(2,186)	—	—	(2,186)

Net cash (used in) provided by operating activities	(32,069)	133,334	(12,502)	(841)	87,922
Investing activities:
Cash paid for acquisitions, net of cash acquired	(163,238)	—	—	—	(163,238)
Capital purchases of property and equipment	—	(80,251)	(1,522)	—	(81,773)
Other assets	—	727	(447)	—	280

Net cash used in continuing investing activities	(163,238)	(79,524)	(1,969)	—	(244,731)
Net cash provided by discontinued investing activities	—	5,244	—	—	5,244

Net cash used in investing activities	(163,238)	(74,280)	(1,969)	—	(239,487)
Financing activities:
Net increase in revolving credit facility	149,333	—	—	—	149,333
Principal payments on long-term debt	(3,668)	—	(295)	—	(3,963)
Payment of loan and issuance costs	(39)	—	—	—	(39)
Excess tax benefits from share-based payment arrangements	1,902	—	—	—	1,902
Net transfers to and from members	38,457	(42,796)	3,498	841	—
Proceeds from exercises of common stock options	9,322	—	—	—	9,322

Net cash provided by (used in) financing activities	195,307	(42,796)	3,203	841	156,555

Net decrease in cash	—	16,258	(11,268)	—	4,990
Cash and cash equivalents at beginning of period	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of period	$—	$35,412	$9,548	$—	$44,960

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(38,013)	$89,385	$3,169	$(1,484)	$53,057
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	20,784	1,286	(182)	21,888
Amortization of loan costs and bond premium	1,557	—	34	—	1,591
Share-based compensation	—	12,006	—	—	12,006
Loss on refinancing long-term debt	8,179	—	—	—	8,179
Change in income tax assets and liabilities	—	8,219	—	—	8,219
Loss from discontinued operations, net of taxes	—	1,147	—	—	1,147
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(20,862)	59	—	(20,803)
Prepaids and other current assets	—	9,500	(10,028)	2,494	1,966
Accounts payable	—	(6,812)	(101)	—	(6,913)
Salaries and benefits payable	—	(243)	(214)	—	(457)
Accrued liabilities and other liabilities	7,860	(11,533)	6,520	(2,494)	353

Net cash provided by (used in) continuing operating activities	(20,417)	101,591	725	(1,666)	80,233
Net cash used in discontinued operating activities	—	504	—	—	504

Net cash provided by (used in) operating activities	(20,417)	102,095	725	(1,666)	80,737
Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,729)	—	—	—	(462,729)
Capital purchases of property and equipment	—	(48,030)	(331)	—	(48,361)
Other assets	—	(1,016)	266	—	(750)

Net cash used in investing activities	(462,729)	(49,046)	(65)	—	(511,840)
Financing activities:
Net increase in revolving credit facility	(11,000)	—	—	—	(11,000)
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(39,971)	—	(249)	—	(40,220)
Payment of loan and issuance costs	(6,603)	—	—	—	(6,603)
Refinancing of long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	4,072	—	—	—	4,072
Net transfers to and from members	47,965	(52,210)	2,579	1,666	—
Proceeds from exercises of common stock options	13,935	—	—	—	13,935

Net cash provided by (used in) financing activities	483,146	(52,210)	2,330	1,666	434,932

Net (decrease) increase in cash	—	839	2,990	—	3,829
Cash and cash equivalents at beginning of period	—	1,097	17,423	—	18,520

Cash and cash equivalents at end of period	$—	$1,936	$20,413	$—	$22,349

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
SEPTEMBER 30, 2008
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
13. Riveredge Investigation
In July 2008, we received subpoenas from the U.S. Department of Justice requesting certain information regarding Riveredge Hospital, one of our inpatient psychiatric facilities near Chicago, Illinois. We have provided, and will continue to provide, the requested information to the Department of Justice.

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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our substantial indebtedness and our ability to receive timely additional financing and refinance our revolving credit facility on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and exposure to claims and legal actions by patients and others;

•	efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	the potential adverse impact of government investigations and liabilities and other claims asserted against us;

•	our ability to retain key employees who are instrumental to our successful operations;

•	our ability to maintain favorable and continuing relationships with physicians who use our inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries that we serve;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
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
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service and expanding referral networks and marketing initiatives. In order to meet the increased demand for our services, we are actively exploring ways to expand our services and develop new services. We have added beds to several of our inpatient facilities and have expansion projects planned for the future. In addition, during the second quarter of 2008 we opened Lincoln Prairie Behavioral Health Center, a 120 bed facility in Springfield, Illinois. We also attempt to improve operating results by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. During the three and nine months ended September 30, 2008, our same-facility revenue from owned and leased inpatient facilities increased by 8.7% and 8.1%, respectively, compared to the same period in 2007. Same-facility revenue growth was driven primarily by increases in patient days and revenue per patient day. Same-facility patient days increased 3.7% and 3.0% during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Same-facility revenue per patient day increased 4.8% and 4.9% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Same-facility growth refers to the comparison of each inpatient facility owned and leased during 2007 with the results for the comparable period in 2008, adjusted for closures and combinations for comparability purposes.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities as a result of services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected at our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.1% and 92.3% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively.
Other Revenue
     Other revenue accounted for approximately 9.9% and 7.7% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.

Results of Operations
     The following table illustrates our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$448,015	100.0%	$396,419	100.0%	$1,320,114	100.0%	$1,062,565	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $4,935, $4,423, $15,013 and $12,006 for 2008 and 2007, respectively)	245,578	54.8%	220,853	55.7%	725,775	55.0%	590,071	55.5%
Professional fees	45,022	10.1%	39,868	10.0%	133,803	10.1%	104,530	9.8%
Supplies	24,323	5.4%	21,317	5.4%	71,769	5.4%	58,185	5.5%
Provision for doubtful accounts	10,254	2.3%	7,003	1.8%	25,976	2.0%	20,871	2.0%
Other operating expenses	47,192	10.5%	43,548	11.0%	139,502	10.6%	118,188	11.1%
Depreciation and amortization	10,171	2.3%	8,472	2.1%	29,570	2.2%	21,888	2.1%
Interest expense, net	19,337	4.3%	22,252	5.6%	59,440	4.5%	53,666	5.0%
Loss on refinancing long-term debt	—	0.0%	—	0.0%	—	0.0%	8,179	0.8%

Income from continuing operations before income taxes	46,138	10.3%	33,106	8.4%	134,279	10.2%	86,987	8.2%
Provision for income taxes	17,533	3.9%	12,537	3.2%	51,026	3.9%	32,783	3.1%

Income from continuing operations	$28,605	6.4%	$20,569	5.2%	$83,253	6.3%	$54,204	5.1%

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007
     The following table compares key same-facility and total facility statistics for the quarters ended September 30, 2008 and 2007.

	Three Months Ended September 30,		%
	2008	2007	Change
Same-facility results:
Revenue (in thousands)	$386,443	$355,425	8.7%
Admissions	39,555	36,634	8.0%
Patient days	660,703	637,318	3.7%
Average length of stay (in days)	16.7	17.4	-4.0%
Revenue per patient day	$585	$558	4.8%

Total facility results:
Revenue (in thousands)	$403,936	$355,425	13.6%
Admissions	41,816	36,634	14.1%
Patient days	691,147	637,318	8.4%
Average length of stay (in days)	16.5	17.4	-5.2%
Revenue per patient day	$584	$558	4.7%
     Revenue. Revenue from continuing operations was $448.0 million for the quarter ended September 30, 2008 compared to $396.4 million for the quarter ended September 30, 2007, an increase of $51.6 million, or 13.0%. Revenue from owned and leased inpatient facilities accounted for $403.9 million in 2008 compared to $355.4 million in 2007, an increase of $48.5 million, or 13.6%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities and same-facility growth in patient days and revenue per patient day of 3.7% and 4.8%, respectively. Other revenue was $44.1 million in 2008 compared to $41.0 million in 2007. The increase in other revenue is primarily the result of other operations acquired in the last twelve months.
     Salaries, wages and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $245.6 million for the quarter ended September 30, 2008, or 54.8% of total revenue, compared to $220.9 million for the quarter ended September 30, 2007, or 55.7% of total revenue. SWB expense includes $4.9 million and $4.4 million of share-based compensation expense for the quarters ended September 30, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $240.6 million, or 53.7% of total revenue, in the quarter ended September 30, 2008 compared to $216.4 million, or 54.6% of total revenue, for the quarter ended September 30, 2007. SWB expense for owned and leased inpatient facilities was $216.6 million, or 53.6% of revenue, in 2008. Same-facility SWB expense for owned and leased inpatient facilities was $207.4 million, or 53.7% of revenue, in 2008 compared to $193.7 million, or 54.5% of revenue, in 2007. SWB expense for other operations increased to $17.1 million in 2008 from $16.2 million in 2007 primarily due to the operations acquired in the last twelve months. SWB expense for our corporate office was $11.9 million, including $4.9 million in share-based compensation, for 2008 compared to $10.7 million, including $4.4 million in share-based compensation, for 2007. Excluding share-based compensation, SWB expense for our corporate office increased approximately $0.6 million primarily as a result of hiring additional staff necessary to manage and support the inpatient facilities acquired during 2007 and 2008.
     Professional fees. Professional fees were $45.0 million for the quarter ended September 30, 2008, or 10.1% of total revenue, compared to $39.9 million for the quarter ended September 30, 2007, or 10.0% of total revenue. Professional fees for owned and leased inpatient facilities were $36.8 million in 2008, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $35.1 million in 2008, or 9.1% of revenue, compared to $33.0 million in 2007, or 9.3% of revenue. Professional fees for other operations as well as our corporate office increased to $8.2 million in 2008 from $6.8 million in 2007. This increase is primarily the result of support services necessary to comply with subpoenas from the U.S. Department of Justice requesting certain information regarding Riveredge Hospital, one of our inpatient psychiatric facilities near Chicago, Illinois (the “Riveredge investigation”). Future expenditures relating to the Riveredge investigation may be necessary.
     Supplies. Supplies expense was $24.3 million for the quarter ended September 30, 2008, or 5.4% of total revenue, compared to $21.3 million for the quarter ended September 30, 2007, or 5.4% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.8 million in 2008, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $22.6 million in 2008, or 5.9% of revenue, compared to $20.9 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $10.3 million for the quarter ended September 30, 2008, or 2.3% of total revenue, compared to $7.0 million for the quarter ended September 30, 2007, or 1.8% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts. This increase in provision for doubtful accounts as a percent of revenue was primarily the result of the inability to collect Medicare claims for patient care provided during the Medicare certification process at two new facilities in 2008 as well as recoveries in 2007 of accounts previously written off.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $47.2 million for the quarter ended September 30, 2008, or 10.5% of total revenue, compared to $43.5 million for the quarter ended September 30, 2007, or 11.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $33.6 million in 2008, or 8.3% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $32.1 million in 2008, or 8.3% of revenue, compared to $29.8 million in 2007, or 8.4% of revenue. Other operating expenses for other operations and our corporate office were $13.6 million in 2008 compared to $13.7 million in 2007.
     Depreciation and amortization. Depreciation and amortization expense was $10.2 million for the quarter ended September 30, 2008 compared to $8.5 million for the quarter ended September 30, 2007. This increase in depreciation and amortization expense was primarily the result of the acquisitions of inpatient facilities during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, was $19.3 million for the quarter ended September 30, 2008 compared to $22.3 million for the quarter ended September 30, 2007, a decrease of $2.9 million. This decrease in interest expense is primarily the result of a decrease in interest rates on our variable rate debt, partially offset by an increase in our long-term debt.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $2.2 million for the quarter ended September 30, 2008 compared to $0.2 million for the quarter ended September 30, 2007. We made plans to dispose of a leased inpatient facility during the quarter ended September 30, 2008 and recorded a $1.5 million write-down to fair value of the assets held-for-sale for this facility.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007
The following table compares key same-facility and total facility statistics for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		%
	2008	2007	Change
Same-facility results:
Revenue (in thousands)	$1,053,632	$975,010	8.1%
Admissions	107,832	102,606	5.1%
Patient days	1,814,171	1,760,748	3.0%
Average length of stay (in days)	16.8	17.2	-2.3%
Revenue per patient day	$581	$554	4.9%

Total facility results:
Revenue (in thousands)	$1,189,374	$980,423	21.3%
Admissions	124,837	103,256	20.9%
Patient days	2,068,166	1,771,369	16.8%
Average length of stay (in days)	16.6	17.2	-3.5%
Revenue per patient day	$575	$553	4.0%
     Revenue. Revenue from continuing operations was $1,320.1 million for the nine months ended September 30, 2008 compared to $1,062.6 million for the nine months ended September 30, 2007, an increase of $257.5 million, or 24.2%. Revenue from owned and leased inpatient facilities accounted for $1,189.4 million in 2008 compared to $980.4 million in 2007, an increase of $209.0 million, or 21.3%. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions of behavioral health care facilities in 2007 and 2008. The remainder of the increase in revenue from owned and leased inpatient facilities is attributable to same-facility growth in patient days and revenue per patient day of 3.0% and 4.9%, respectively. Other revenue was $130.7 million in 2008 compared to $82.1 million in 2007. The increase in other revenue is primarily the result of other operations acquired in the Horizon Health acquisition, including an EAP business and numerous management contracts.
     Salaries, wages and employee benefits. SWB expense was $725.8 million for the nine months ended September 30, 2008, or 55.0% of total revenue, compared to $590.1 million for the nine months ended September 30, 2007, or 55.5% of total revenue. SWB expense includes $15.0 million and $12.0 million of share-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $710.8 million, or 53.8% of total revenue, in the nine months ended September 30, 2008 compared to $578.1 million, or 54.4% of total revenue, for the nine months ended September 30, 2007. SWB expense for owned and leased inpatient facilities was $638.8 million, or 53.7% of revenue, in 2008. Same-facility SWB expense for owned and leased inpatient facilities was $562.7 million, or 53.4% of revenue, in 2008 compared to $526.8 million, or 54.0% of revenue, in 2007. SWB expense for other operations increased to $49.7 million in 2008 from $28.7 million in 2007 primarily due to the management contract and EAP businesses acquired in the Horizon Health acquisition. SWB expense for our corporate office was $37.3 million, including $15.0 million in share-based compensation, for 2008 compared to $30.8 million, including $12.0 million in share-based compensation, for 2007. Excluding share-based compensation, SWB expense for our corporate office increased approximately $3.5 million primarily as a result of hiring additional staff necessary to manage and support the inpatient facilities acquired during 2007 and 2008.
     Professional fees. Professional fees were $133.8 million for the nine months ended September 30, 2008, or 10.1% of total revenue, compared to $104.5 million for the nine months ended September 30, 2007, or 9.8% of total revenue. Professional fees for owned and leased inpatient facilities were $110.2 million in 2008, or 9.3% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $97.0 million in 2008, or 9.2% of revenue, compared to $90.8 million in 2007, or 9.3% of revenue. Professional fees for other operations and our corporate office increased to $23.6 million in 2008 from $12.8 million in 2007 primarily due to the other operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $71.8 million for the nine months ended September 30, 2008, or 5.4% of total revenue, compared to $58.2 million for the nine months ended September 30, 2007, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $70.5 million in 2008, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $61.1 million in 2008, or 5.8% of revenue, compared to $56.8 million in 2007, or 5.8% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $26.0 million for the nine months ended September 30, 2008, or 2.0% of total revenue, compared to $20.9 million for the nine months ended September 30, 2007, or 2.0% of total revenue. The provision for doubtful accounts at our owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $139.5 million for the nine months ended September 30, 2008, or 10.6% of total revenue, compared to $118.2 million for the nine months ended September 30, 2007, or 11.1% of total revenue. Other operating expenses for owned and leased inpatient facilities were $96.1 million in 2008, or 8.1% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $84.0 million in 2008, or 8.0% of revenue, compared to $82.7 million in 2007, or 8.5% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities as a percentage of revenue is primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations and our corporate office were $43.4 million in 2008 compared to $34.6 million in 2007. The increase in other operating expenses for other operations was primarily due to the management contract and EAP businesses acquired in the Horizon Health acquisition.
     Depreciation and amortization. Depreciation and amortization expense was $29.6 million for the nine months ended September 30, 2008 compared to $21.9 million for the nine months ended September 30, 2007. This increase in depreciation and amortization expense was primarily the result of the acquisitions of inpatient facilities during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, was $59.4 million for the nine months ended September 30, 2008 compared to $53.7 million for the nine months ended September 30, 2007, an increase of $5.8 million. This increase in interest expense is primarily the result of an increase in our long-term debt offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $130.0 million in the first quarter of 2008 principally to finance the acquisition of five inpatient behavioral health care facilities from UMC, acquisitions of EAP businesses, capital expenditures and other general corporate purposes.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $2.3 million for the nine months ended September 30, 2008 compared to $1.1 million for the nine months ended September 30, 2007. We made plans to dispose of an inpatient facility during the quarter ended September 30, 2008 and recorded a $1.5 million write-down to fair value of the assets held-for-sale for this facility.
Liquidity and Capital Resources
     Working capital at September 30, 2008 was $188.4 million, including cash and cash equivalents of $45.0 million, compared to working capital of $157.8 million, including cash and cash equivalents of $40.0 million, at December 31, 2007. The increase in working capital is primarily the result of a $30.9 million increase in accounts receivable due primarily to increases in same-facility revenue and receivables generated from businesses acquired in 2008. Our consolidated day’s sales outstanding were 54 and 53 at September 30, 2008 and December 31, 2007, respectively.
     Cash provided by continuing operating activities was $90.1 million for the nine months ended September 30, 2008 compared to $80.2 million for the nine months ended September 30, 2007. The increase in cash flows from continuing operating activities was primarily attributable to the results of operations of facilities acquired from Horizon Health and UMC and improved operating margins on a same-facility basis, offset by increased interest payments and income tax payments.
     Cash used in continuing investing activities was $244.7 million for the nine months ended September 30, 2008 compared to $511.8 million for the nine months ended September 30, 2007. Cash used in continuing investing activities for 2008 consisted primarily of $163.2 million paid for acquisitions and $81.8 million for purchases of fixed assets. For the nine months ended September 30, 2008, cash used for routine capital expenditures was approximately $31.3 million and cash used for expansion capital expenditures was approximately $50.5 million. We expect expansion expenditures to continue during 2008 and 2009 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 600 new beds to our inpatient facilities. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.4% of our revenue for the nine months ended September 30, 2008. Also during the nine months ended September 30, 2008, we sold two facilities reported as discontinued operations for $5.2 million. Cash used in continuing investing activities for the nine months ended September 30, 2007 consisted primarily of cash paid for acquisitions of $462.7 million and capital expenditures of $48.4 million. Cash paid for acquisitions during 2007 related primarily to the acquisition of Horizon Health.
     Cash provided by financing activities was $156.6 million for the nine months ended September 30, 2008 compared to $434.9 million for the nine months ended September 30, 2007. Cash provided by financing activities for 2008 consisted primarily of $149.3 million in net borrowings under our revolving credit facility, which were used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes. Cash provided by financing activities for 2008 also included $9.3 million in proceeds from the exercise of stock options and $1.9 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2008. Cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of additional borrowings of $481.9 million, which were used primarily to finance acquisitions and to retire approximately $38.6 million of other long-term debt. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition. Additionally, during the nine months ended September 30, 2007, we received $13.9 million in proceeds from the exercise of stock options and $4.1 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007.
     Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. Under the terms of our Second Amended and Restated Credit Agreement, as amended, Lehman committed to $25.0 million of the $300.0 million revolving credit facility. As a result of the bankruptcy filing of Lehman on September 15, 2008, we have not been able to access any of Lehman’s remaining unfunded commitment of approximately $5.9 million as of September 30, 2008. Until Lehman’s commitment is assumed by another party, the availability for future borrowings under our revolving credit facility may continue to be reduced by Lehman’s remaining unfunded commitment.
     Our $300 million revolving credit facility expires on December 21, 2009. We anticipate refinancing this debt with another revolving credit facility or another form of long-term debt before this expiration date.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. With this interest rate swap agreement we exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap at September 30, 2008 reflected a liability of $1.8 million, which represents the estimated amount we would have paid if the agreement was canceled.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving credit facility, expiring on December 21, 2009 and bearing interest of 4.3% and 6.4% at September 30, 2008 and December 31, 2007, respectively	$229,333	$—	$229,333	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 5.6% and 6.8% at September 30, 2008 and December 31, 2007, respectively	570,500	4,687	7,500	558,313	—
7 3/4% Notes	476,012	—	—	—	476,012
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,375	416	914	1,035	31,010

	1,309,220	5,103	237,747	559,348	507,022

Lease and other obligations	104,649	34,407	23,071	12,263	34,908

Total contractual obligations	$1,413,869	$39,510	$260,818	$571,611	$541,930

(1)	Excludes capital lease obligations, fair value of interest rate swap, and other obligations totaling $9.2 million, which are included in lease and other obligations.
     The fair value of our $470.0 million in principal amount of 7 3/4% Notes was approximately $441.8 million and $467.1 million as of September 30, 2008 and December 31, 2007, respectively. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $519.2 million, respectively, as of September 30, 2008. The carrying value of our revolving credit facility and senior secured term loan facility approximated fair value at December 31, 2007. The carrying value of our other long-term debt, including current maturities, of $42.6 million and $42.2 million at September 30, 2008 and December 31, 2007, respectively, approximated fair value. We had $570.5 million and $229.3 million of variable rate debt outstanding under our senior secured term loan facility and revolving credit facility, respectively, as of September 30, 2008. As a result of our interest rate swap arrangement to exchange interest rate payments associated with a notional amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $345.5 million as of September 30, 2008. At our September 30, 2008 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.8 million.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. At September 30, 2008, all of our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured limit of $50.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5.0% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in these estimates.

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
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Applying the provisions of FIN 48 requires significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
     Share-Based Compensation
     We adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), under the modified-prospective transition method on January 1, 2006, which requires us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility or our stock price and the expected term of our stock options. Additionally, SFAS 123R requires us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 1, 2008, as part of the consideration for the purchase of an EAP business, we issued to one individual 26,896 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The private placement was conducted in reliance upon the exemptions from registration provided in Section 4(2) of the Securities Act. The issuance was made without the use of an underwriter, and the certificate and other documentation evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.
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

Dated: November 5, 2008