Form 10-K
period 2008-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2009-02-25
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     As of June 30, 2008, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $2.0 billion. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.
      As of February 23, 2009, 55,945,646 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders to be held on May 19, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean Psychiatric Solutions, Inc. and its consolidated subsidiaries and all shares and per share amounts have been adjusted to reflect a 2-for-1 stock split that was effected on January 9, 2006.
Item 1. Business
Overview
     We are a leading provider of inpatient behavioral health care services in the United States. We operate 95 inpatient behavioral health care facilities with more than 10,000 beds in 31 states, Puerto Rico, and the U.S. Virgin Islands. In 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”), which are located in Florida and Kentucky and include approximately 400 beds, and we opened Lincoln Prairie Behavioral Health Center, a 120-bed inpatient facility in Springfield, Illinois. In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee. We generated revenue of approximately $1.8 billion and $1.5 billion, respectively, for the years ended December 31, 2008 and 2007. We believe that our primary focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors.
     Our inpatient behavioral health care facilities accounted for 90.0% of our revenue for the year ended December 31, 2008. These inpatient facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers (“RTCs”). Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our RTCs offer longer term treatment programs primarily for children and adolescents with long-standing chronic behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patients.
     Other behavioral health care services accounted for 10.0% of our revenue for the year ended December 31, 2008. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
     Psychiatric Solutions was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 6640 Carothers Parkway, Suite 500, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Information about Psychiatric Solutions and our filings with the Securities and Exchange Commission can be found at our website at www.psysolutions.com.
Our Industry
     According to the National Association of Psychiatric Health Systems’ 2007 Annual Survey, millions of Americans of all ages experience psychiatric and substance abuse conditions every year.
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
     Reduced capacity, mental health parity legislation, and increased demand for behavioral health care services have resulted in favorable industry fundamentals over the last several years. Behavioral health care providers have enjoyed significant improvement in reimbursement rates, increased admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, payments for the inpatient care of behavioral health and addictive disorders have increased nationwide. Inpatient admissions increased 3.4% from 2005 to 2006 and total inpatient days of care increased 6.5% from 2005 to 2006. In order to meet strong demand, facilities have been adding beds resulting in a 1% increase in licensed beds within existing facilities. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 11 days from 1997 to 2006. In 2006 and 2005, the inpatient average length of stay held steady at 9.6 days. The average inpatient net revenue per day for facilities with more than 100 beds increased from $596 in 2005 to $622 in 2006. The average RTC net revenue per day for facilities with more than 100 beds increased from $303 in 2005 to $330 in 2006. Total patient days of care increased 4% from 2005 to 2006 for RTC facilities, with an average length of stay of 142 days in 2006.
Our Competitive Strengths
     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:

•	Singular focus on behavioral health care — We focus primarily on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and many of our owned and leased inpatient facilities have the leading market share in their respective service areas. We believe that the relationships and referral networks we have established will further enhance our presence within our markets. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our rigorous due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — For the year ended December 31, 2008, we received 29.1% of our revenue from Medicaid, 12.6% from Medicare, 30.3% from HMO/PPO, commercial and private payors, 15.2% from various state agencies and 12.8% from other payors. As we receive Medicaid payments from more than 40 states, we do not believe that we are significantly affected by changes in reimbursement policies in any one state. Substantially all of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2008, no single inpatient facility represented more than 2.8% of our revenue.

•	Experienced management team — Our senior management team has extensive experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 30 years of experience in various capacities in the health care industry. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal maintenance capital requirements — We generate consistent free cash flow by profitably operating our business, actively managing our working capital and having low maintenance capital expenditure requirements. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are less than that of other facility-based health care providers. Historically, our maintenance capital expenditures have amounted to approximately 2% to 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care facilities.
Our Growth Strategy
     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue successfully growing our business and increasing our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:
•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 8.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Same-facility revenue also increased by approximately 6.7%, 9.0%, and 8.0% for the years ended December 31, 2007, 2006, and 2005, respectively, compared to the immediately preceding years. Same-facility revenue refers to the comparison of the inpatient facilities we owned during a prior period with the comparable period in the subsequent period, adjusted for closures and combinations for comparability purposes. We intend to continue to increase our same-facility revenue by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:
•	expanding bed capacity at our facilities to meet demand;

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate;

•	building and expanding relationships that enhance our presence in local and regional markets;

•	developing formal marketing initiatives and expanding referral networks; and

•	continuing to provide high quality service.
•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 freestanding acute and residential treatment facilities in the United States and the top two providers operate approximately one-third of these facilities. We believe there are a number of acquisition candidates available at attractive valuations, and we have potential acquisitions that are in various stages of development and consideration. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by optimizing staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.
Services
Inpatient Behavioral Health Care Facilities
     We operate 88 owned and 7 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored EAP; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. Many of our inpatient facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet established criteria for inpatient care. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility. During the year ended December 31, 2008, our inpatient behavioral health care facilities produced approximately 90.0% of our revenue.
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
     Our inpatient facilities’ programs have been adapted to the requests of various sources to provide services to patients with multiple issues and specialized needs. Our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. The purpose of this program is to strive for the highest quality of care possible for individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement database comparing our inpatient facilities’ performance with national norms are also reported and reviewed and corrective steps are taken when necessary.
Other Behavioral Health Care Services
     Other behavioral health care services accounted for 10.0% of our revenue for the year ended December 31, 2008. This portion of our business primarily consists of our contract management and EAP businesses. Our contract management business involves the development, organization and management of behavioral health care and rehabilitation programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
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
     Through our EAP business we contract with various employers to provide their employees with services that help resolve their personal, wellness and professional concerns that can adversely affect workplace productivity. Our counselors typically provide assessment, support, and, if needed, referrals to additional resources. We also help human resources and management to address issues that might compromise an employers’ ability to achieve their business objectives.
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
Competition
     The inpatient behavioral health care facility industry is highly fragmented and is subject to continual changes in the method in which services are provided and the types of companies providing such services. We primarily compete with regional and local competitors. Some of our competitors are owned by governmental agencies and supported by tax revenue and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.
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
     Our consolidated day’s sales outstanding were 51 and 53 for the years ended December 31, 2008 and 2007, respectively.
Medicare
     Medicare provides insurance benefits to persons age 65 and over and some disabled persons. Current freestanding psychiatric hospitals and certified psychiatric units of acute care hospitals are transitioning to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis.
     The Centers for Medicare and Medicaid Services (“CMS”) implemented a three-year transition period to PPS, starting with the cost reporting periods beginning on or after January 1, 2005. PPS was fully implemented for cost reporting periods beginning on or after January 1, 2008. Inpatient psychiatric facilities received a 3.7% increase in the Medicare prospective base rate beginning July 1, 2008. Annual updates are anticipated.
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
Recovery Audit Contractors
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by health care providers. Fees to RACs are paid on a contingency basis. The RAC program began as a demonstration project in three states (New York, California, and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. The act requires that CMS have RACs in place in all 50 states no later than January 1, 2010.
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
     The Mental Health Parity Act of 1996 (“MHPA”) was a federal law that required annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applied to group health plans or health insurance coverage offered in connection with a group health plan that offered both mental health and medical/surgical benefits. However it did not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003; however, MHPA was extended several times on a year to year basis, most recently through the end of 2009. The Mental Health and Addiction Equity Parity Act of 2008 (the “2008 MHPA”) was passed in October of 2008 and will take effect for plan years beginning after October 3, 2009. The 2008 MHPA will substantially increase the mental health benefits protection afforded by the 1996 Act and will expand the coverage of MHPA to include substance abuse treatment. Approximately 45 states have also enacted some form of mental health parity laws.
Annual Cost Reports
     All facilities participating in the Medicare program and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports identifying costs associated with the services provided by each facility to Medicare beneficiaries and Medicaid recipients. Annual cost reports required under Medicare and some Medicaid programs are subject to routine governmental audits, which may result in adjustments to the amounts ultimately determined to be due to us under those reimbursement programs for periods prior to full implementation of PPS. These audits often require several years to reach the final determination of amounts earned under the programs. Nonetheless, once the Medicare fiscal intermediaries have issued a final Notice of Program Reimbursement (“NPR”) after an audit, any disallowances of claimed costs are due and payable within 30 days of receipt of the NPR. Providers have rights to appeal, and it is common to contest issues raised in audits of prior years’ cost reports.
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
     All of the inpatient facilities operated by us are properly licensed under applicable state laws. Most of the inpatient facilities operated by us are certified under Medicare and/or Medicaid programs and accredited by The Joint Commission, a functional prerequisite to participation in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by The Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid programs, that inpatient facility may be unable to receive reimbursement from the Medicare and/or Medicaid programs. If a provider for who we provide contract management services is excluded from any federal health care program, no services furnished by that provider would be reimbursed by any federal health care program. If one of our facilities is excluded from a federal health care program, that facility would not be eligible for reimbursement by any federal health care program.
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

     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to health care entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services”. These types of referrals are commonly known as “self referrals.” A violation of the Stark Law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.
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
Emergency Medical Treatment and Active Labor Act
     The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any health care facility with a dedicated emergency department that participates in the Medicare program to conduct an appropriate medical screening examination, within the capabilities of the facility, of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient, or if the hospital delays appropriate treatment, in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.
     The regulations adopted to implement EMTALA do not provide an abundance of specific guidance. These regulations effectively limit the types of emergency services that a hospital subject to EMTALA is required to provide to those services that are within the capability of the hospital. Although we believe that our inpatient behavioral health care facilities comply with the EMTALA regulations, we cannot predict whether CMS will implement additional requirements in the future or the cost of compliance with any such regulations.
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
HIPAA Transaction, Privacy and Security Requirements
     HIPAA requires health plans, health care clearinghouses and health care providers (“Covered Entities”) to use standard data formats and code sets when electronically transmitting information in connection with various transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status, and establishes standards to protect the confidentiality, availability and integrity of health information maintained by Covered Entities, regardless of format. A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. We believe our inpatient facilities and, where applicable, other operations are in substantial compliance with the HIPAA regulations.
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
     Additionally, some states have laws specifically dealing with the disclosure of medical records related to treatment for substance abuse and/or mental health disorders. Both HIPAA and the Federal Confidentiality of Alcohol and Drug Abuse Patient Records law provide a baseline level of protection for disclosure of health records. As such, they supersede state laws that are more lenient on the same subject. However, the federal laws give way to any state law that provides more stringent protection of health records.
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
Insurance
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. Effective December 31, 2008, we increased this insured excess limit to $75.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
Employees
     As of December 31, 2008, we employed approximately 23,000 employees, of whom approximately 16,000 are full-time employees. Approximately 22,000 employees staff our owned and leased inpatient behavioral health care facilities, approximately 1,100 employees staff our other behavioral health care businesses and approximately 200 are in corporate management including finance, accounting, legal, operations management, development, utilization review, compliance, training and education, information systems, member services, and human resources. We consider our employee relations to be in good standing.
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
Segments
     See Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for financial information about our segments, as defined by U.S. generally accepted accounting principles.
Executive Officers
     Information regarding our executive officers is set forth in Part III, Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 1A. Risk Factors
     The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the SEC. These risks, as well as the risks described in “Reimbursement,” “Regulation and Other Factors,” and “Forward Looking Statements” should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.
If we fail to comply with extensive laws and government regulations, we could suffer penalties, lose our licenses or be excluded from health care programs. Also, any changes to the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

     The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	licensure and certification;

•	relationships with physicians and other referral sources;

•	quality of medical services;

•	qualifications of medical and support personnel;

•	confidentiality of health-related information and medical records;

•	billing for services;

•	cost reporting;

•	operating policies and procedures; and

•	addition of facilities and services.
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
     Additionally, we are subject to various routine and non-routine reviews, audits and investigations by the Medicare and Medicaid programs and other federal and state governmental agencies, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements.
     If we fail to comply with the Anti-Kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to criminal penalties, civil penalties and exclusion of one or more of our inpatient facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, if we do not operate our inpatient facilities in accordance with applicable law, our inpatient facilities may lose their licenses or the ability to participate in third party reimbursement programs. If we become subject to material fines or, if other sanctions or other corrective actions are imposed on us, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
     While we believe we are in substantial compliance with all applicable laws, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality, and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows by:
•	increasing our liability;

•	increasing our administrative and other costs by requiring us to make changes in our inpatient facilities, equipment or personnel;

•	increasing or decreasing mandated services;

•	forcing us to restructure our relationships with referral sources and providers; or

•	requiring us to implement additional or different programs and systems.
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
The economic downturn and continued deficit spending by the federal government and state budget pressures may result in a reduction in payments and covered services. Lower reimbursement rates for our services would have an adverse effect on our business, financial condition and results of operations.
      Approximately 42% of our revenue comes from the Medicare and Medicaid programs. Continued deficit spending due to adverse developments in the United States and global economies, bailout programs directed at specific industries and other governmental measures could lead to a reduction in federal government expenditures, including governmentally funded programs such as Medicare and Medicaid. In addition, state budget pressures may cause reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for our services. Reductions in expenditures for these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
     Many of the patients admitted to the units we manage for acute care hospitals are eligible for Medicare coverage. As a result, the providers rely upon payment from Medicare for the services. Many of the patients are also eligible for Medicaid payments. To the extent that a hospital deems revenue for a program we manage to be inadequate, it may seek to terminate its contract with us or not renew the contract. Similarly, we may not add new management contracts if prospective customers do not believe that such programs will generate sufficient revenue.
Government investigations may reduce our earnings. Companies within the health care industry continue to be the subject of federal and state investigations, which increases the risk that we may become subject to additional investigations in the future.
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
     In July 2008, we received a subpoena from the United States Department of Justice requesting certain information regarding one of our inpatient facilities in Chicago, Illinois. We have been cooperating, and will continue to cooperate, with the Department of Justice in connection with its investigation. A temporary hold prohibiting admissions to this facility of patients in the custody of the Illinois Department of Children and Family Services remains in effect. We are uncertain when the hold will be removed. The outcome of the Department of Justice’s inquiry is uncertain, and adverse developments or outcomes can result in adverse publicity, significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
The volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies could impact our ability to access both available and affordable financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.
     The United States and global capital and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. Significant declines in the United States housing market during the prior year, including falling home prices, the increasing number of foreclosures and higher unemployment rates, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions or have increased their rates significantly compared to the prior year. Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. As a result of Lehman’s bankruptcy filing in September 2008, we have not been able to access Lehman’s remaining unfunded commitment of approximately $5.9 million as of December 31, 2008.
     Our acquisition program requires capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology. While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Due to the existing uncertainty in the capital and credit markets, as well as our level of indebtedness and restrictions set forth in our debt agreements, our access to capital may not be available on terms acceptable to us or at all, and this may result in our inability to achieve objectives for strategic acquisitions and capital expenditures. Further, in the event we need additional funds, and we are unable to raise the necessary funds on acceptable terms, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected. If we are not able to obtain additional financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.
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
     To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with self-insured retention common in the industry. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $75.0 million for all of our inpatient facilities. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by an independent third-party actuary. This self-insured reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.
We depend on our ability to attract and retain key management personnel.
     We are highly dependent on our senior management team, which has many years of experience addressing the broad range of concerns and issues relevant to our business. Our senior management team includes the talented managers of our divisions, who have extensive experience in all aspects of health care. We have entered into an employment agreement with Joey A. Jacobs, our Chief Executive Officer and President, which includes severance, non-competition and non-solicitation provisions. Key man life insurance policies are not maintained on any member of senior management. The loss of key management or the inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and our failure to satisfy requirements in these agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
     Our senior secured credit facilities and the indenture governing the 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”)

contain, among other things, covenants that may restrict our ability and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. These debt instruments restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional indebtedness and issue preferred stock;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain restricted payments and investments;

•	create liens;

•	sell assets, including the capital stock of our restricted subsidiaries;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.
     In addition, our senior secured credit facilities require us to meet specified financial ratios and tests that may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet the specified financial ratios and tests. We cannot assure you that we will meet the specified ratios and tests or that the lenders under our senior secured credit facilities will waive any failure to meet the specified ratios or tests. A breach of any of these covenants would result in a default under our senior secured credit facilities and any resulting acceleration thereunder may result in a default under the indenture governing the 7 3/4% Notes. If an event of default under our senior secured credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable, and terminate their commitments to make further extensions of credit (including our ability to borrow under our revolving credit facility). Any breach or default under our debt agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill other obligations.
     As of December 31, 2008, our total outstanding indebtedness was approximately $1,314.4 million. Our indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:
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
     In the event we incur additional indebtedness, the risks described above could increase.
Acquired businesses will expose us to increased operating risks.
     Acquisitions of inpatient facilities and other businesses may strain our resources, including management, information systems, regulatory compliance and other areas. Acquisitions expose us to additional business and operating risk and uncertainties, including:
•	our ability to effectively manage the expanded activities;

•	our ability to realize our investment in the increased number of inpatient facilities and other businesses;

•	our exposure to unknown liabilities; and

•	our ability to meet contractual obligations.
     If we are unable to manage the acquired businesses efficiently or effectively, or are unable to attract and retain additional qualified management personnel to run the expanded operations, it could have a material adverse effect on our business, financial condition and results of operations.
If we fail to integrate or improve, where necessary, the operations of existing and acquired inpatient facilities, we may be unable to achieve our growth strategy, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
     We may be unable to maintain or increase the profitability of, or operating cash flows at, existing behavioral health care facilities and acquired inpatient facilities, fully integrate the operations of an acquired facility or business in an efficient and cost-effective manner or otherwise achieve the intended benefit of our growth strategy. To the extent that we are unable to enroll in third party payor plans in a timely manner following an acquisition, we may experience a decrease in cash flow or profitability. The failure to effectively integrate any acquired businesses could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
     Hospital acquisitions generally require a longer period to complete than acquisitions in many other industries and are subject to additional regulatory uncertainty. Many states have adopted legislation regarding the sale or other disposition of facilities operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. In addition, the acquisition of facilities in certain states requires advance regulatory approval under “certificate of need” or state licensure regulatory regimes. These state-level procedures could seriously delay or even prevent us from acquiring inpatient facilities, even after significant transaction costs have been incurred, and prevent us from achieving our growth strategy, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
     Our business and consolidated financial condition, results of operations and cash flows could be adversely affected if a significant number of physicians or a group of physicians:
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	our substantial indebtedness and adverse changes in credit markets impacting our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and the potential adverse impact of government investigations, liabilities and other claims asserted against us;

•	economic downturn resulting in efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our operations;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
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
Item 2. Properties.
     We operate 95 owned or leased inpatient behavioral health care facilities with over 10,000 licensed beds in 31 states, Puerto Rico, and the U.S. Virgin Islands. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
				Acquired/
Facility	Location	Beds	Own/Lease	Opened
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	151	Own	11/01
Holly Hill Hospital	Raleigh, NC	152	Own	12/01
Riveredge Hospital	Forest Park, IL	224	Own	7/02
Whisper Ridge Behavioral Health System	Charlottesville, VA	96	Lease	4/03
Cedar Springs Hospital	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	194	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
The Oaks Treatment Center	Austin, TX	118	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	192	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	115	Own	6/03
Hill Crest Behavioral Health Services	Birmingham, AL	191	Own	6/03
Gulf Coast Treatment Center	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Hospital	Auburn Hills, MI	184	Own	6/03
Heartland Behavioral Health Services	Nevada, MO	159	Own	6/03
Brynn Marr Hospital	Jacksonville, NC	88	Own	6/03
Benchmark Behavioral Health System	Woods Cross, UT	151	Own	6/03
Macon Behavioral Health Treatment Center	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Alliance Health Center	Meridian, MS	194	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Hospital	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Healthcare of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health	North Charleston, SC	112	Own	5/04
Palmetto Pee Dee Behavioral Health	Florence, SC	59	Own	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	120	Lease	6/04
Pride Institute	Eden Prairie, MN	36	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
North Spring Behavioral Healthcare	Leesburg, VA	77	Own	6/04
Peak Behavioral Health Services	Santa Teresa, NM	144	Own	6/04
Alhambra Hospital	Rosemead, CA	85	Own	7/05
Belmont Pines Hospital	Youngstown, OH	81	Own	7/05
Brooke Glen Behavioral Hospital	Fort Washington, PA	146	Own	7/05
Columbus Behavioral Center	Columbus, IN	61	Own	7/05
Cumberland Hospital	New Kent, VA	136	Own	7/05
Fairfax Hospital	Kirkland, WA	133	Own	7/05
Fox Run Hospital	St. Clairsville, OH	100	Own	7/05
Fremont Hospital	Fremont, CA	96	Own	7/05
Heritage Oaks Hospital	Sacramento, CA	76	Own	7/05
Intermountain Hospital	Boise, ID	95	Own	7/05
Meadows Hospital	Bloomington, IN	78	Own	7/05
Mesilla Valley Hospital	Las Cruces, NM	127	Own	7/05
Montevista Hospital	Las Vegas, NV	101	Own	7/05
Pinnacle Pointe Hospital	Little Rock, AR	102	Own	7/05
Sierra Vista Hospital	Sacramento, CA	72	Own	7/05
Streamwood Behavioral Health	Streamwood, IL	314	Own	7/05

				Date
				Acquired/
Facility	Location	Beds	Own/Lease	Opened
Valle Vista Hospital	Greenwood, IN	102	Own	7/05
West Hills Hospital	Reno, NV	95	Own	7/05
Willow Springs Center	Reno, NV	76	Own	7/05
Canyon Ridge Hospital	Chino, CA	59	Own	8/05
Atlantic Shores Hospital	Fort Lauderdale, FL	72	Own	1/06
Wellstone Regional Hospital	Jeffersonville, IN	100	Own	1/06
Diamond Grove Center	Louisville, MS	50	Own	5/06
Hickory Trail Hospital	DeSoto, TX	86	Own	7/06
National Deaf Academy	Mount Dora, FL	132	Own	7/06
Windmoor Healthcare	Clearwater, FL	100	Own	9/06
University Behavioral Center	Orlando, FL	104	Own	9/06
Sandy Pines Hospital	Tequesta, FL	80	Own	9/06
Cumberland Hall of Chattanooga	Chattanooga, TN	64	Own	12/06
Cumberland Hall	Hopkinsville, KY	60	Own	12/06
Nashville Rehabilitation Hospital	Nashville, TN	31	Own	12/06
Panamericano	Cidra, Puerto Rico	195	Own	12/06
The Pines Residential Treatment Center	Portsmouth, VA	424	Own	12/06
Palmetto Summerville	Summerville, SC	60	Lease	12/06
Three Rivers Residential Treatment — Midlands Campus	West Columbia, SC	59	Own	12/06
Virgin Islands Behavioral Services	St. Croix, U.S. Virgin Islands	30	Own	12/06
Virginia Beach Psychiatric Center	Virginia Beach, VA	100	Own	12/06
Three Rivers Behavioral Health	West Columbia, SC	86	Own	01/07
Copper Hills Youth Center	West Jordan, UT	153	Own	05/07
MeadowWood Behavioral Health System	New Castle, DE	58	Own	05/07
High Point Treatment Center	Cooper City, FL	66	Own	05/07
Focus by the Sea	St. Simons, GA	101	Own	05/07
Arrowhead Behavioral Health	Maumee, OH	42	Own	05/07
Friends Hospital	Philadelphia, PA	219	Own	05/07
Kingwood Pines Hospital	Kingwood, TX	78	Own	05/07
Windsor-Laurelwood Center	Willoughby, OH	160	Lease	05/07
Lighthouse Care Center of Augusta	Augusta, GA	106	Own	05/07
Lighthouse Care Center of Conway	Conway, SC	108	Own	05/07
Lighthouse Care Center of Oconee	Tamassee, SC	28	Own	05/07
Michiana Behavioral Health Center	Plymouth, IN	80	Own	05/07
Poplar Springs Hospital	Petersburg, VA	199	Own	05/07
River Park Hospital	Huntington, WV	187	Own	05/07
Lighthouse Care Center of Berkley	Summerville, SC	*	Own	05/07
Austin Lakes Hospital	Austin, TX	48	Lease	08/07
The Hughes Center for Exceptional Children	Danville, VA	56	Own	09/07
The Brook — Dupont	Louisville, KY	66	Own	03/08
River Point Behavioral Health	Jacksonville, FL	99	Own	03/08
The Brook — KMI	Louisville, KY	106	Own	03/08
The Vines	Ocala, FL	78	Own	03/08
Wekiva Springs	Jacksonville, FL	44	Own	03/08
Lincoln Prairie Behavioral Health Center	Springfield, IL	120†	Own	05/08
Rolling Hills Hospital	Franklin, TN	80	Own	01/09

*	We acquired a non-operating facility, Lighthouse Berkley, in the acquisition of Horizon Health. Currently no patients are being served at this facility.

†	Lincoln Prairie currently has 120 beds constructed, of which 80 beds are currently licensed. We expect the additional 40 beds to be licensed in 2009.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on The NASDAQ Global Select Market under the symbol “PSYS”. The table below sets forth, for the calendar quarters indicated, the high and low sales prices per share for our common stock as reported on The NASDAQ Global Select Market.

	High	Low
2007
First Quarter	$42.93	$35.18
Second Quarter	$42.75	$33.96
Third Quarter	$40.00	$31.81
Fourth Quarter	$40.71	$31.92

2008
First Quarter	$34.31	$27.17
Second Quarter	$39.62	$30.45
Third Quarter	$40.90	$32.89
Fourth Quarter	$39.00	$22.86
     At the close of business on February 23, 2009, there were approximately 107 holders of record of our common stock.
     We currently intend to retain future earnings for use in the expansion and operation of our business. Our Credit Agreement, as amended, prohibits us from paying dividends on our common stock. Also, the indenture governing our 7 3/4% Notes provides certain financial conditions that must be met in order for us to pay dividends. Subject to the terms of applicable contracts, the payment of any future cash dividends will be determined by our Board of Directors in light of conditions then-existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.
Item 6. Selected Financial Data.
     The selected financial data presented below for the years ended December 31, 2008, 2007 and 2006, and at December 31, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2005 and 2004, and at December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements not included herein. The audited consolidated financial statements for the years ended December 31, 2005 and 2004 and at December 31, 2006, 2005 and 2004 have been reclassified for discontinued operations. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and operating data)
Income Statement Data:
Revenue	$1,765,977	$1,460,679	$1,004,422	$698,190	$455,151
Costs and expenses:
Salaries, wages and employee benefits	971,284	812,505	567,762	383,342	246,233
Other operating expenses	467,138	382,381	258,567	196,251	137,924
Provision for doubtful accounts	34,606	27,482	19,437	13,640	10,581
Depreciation and amortization	40,309	30,756	20,333	14,607	9,693
Interest expense	78,648	74,978	40,303	27,056	18,964
Other expenses	—	8,179	—	21,871	6,407

Total costs and expenses	1,591,985	1,336,281	906,402	656,767	429,802

Income from continuing operations before income taxes	173,992	124,398	98,020	41,423	25,349
Provision for income taxes	66,117	47,034	37,011	15,956	9,633

Income from continuing operations	$107,875	$77,364	$61,009	$25,467	$15,716

Net income	$104,953	$76,208	$60,632	$27,154	$16,801

Basic earnings per share from continuing operations	$1.94	$1.42	$1.15	$0.57	$0.52

Basic earnings per share	$1.89	$1.40	$1.15	$0.61	$0.55

Shares used in computing basic earnings per share	55,408	54,258	52,953	44,792	29,140

Diluted earnings per share from continuing operations	$1.92	$1.39	$1.13	$0.55	$0.45

Diluted earnings per share	$1.87	$1.37	$1.12	$0.59	$0.48

Shares used in computing diluted earnings per share from continuing operations	56,267	55,447	54,169	46,296	35,146

Balance Sheet Data:
Cash	$51,271	$39,970	$18,520	$54,533	$33,228
Working capital	168,700	157,831	103,287	138,843	44,791
Property and equipment, net	836,223	692,135	537,468	376,739	216,565
Total assets	2,504,760	2,178,104	1,579,321	1,174,313	496,522
Total debt	1,314,420	1,172,024	743,307	482,389	174,336
Stockholders’ equity	889,885	754,742	627,779	539,712	244,515

Operating Data:
Number of facilities at period end	94	89	72	55	34
Number of licensed beds	10,677	10,092	8,247	6,354	4,260
Admissions	164,675	139,825	106,529	76,752	49,123
Patient days	2,749,643	2,415,042	1,848,675	1,383,440	987,798
Average length of stay	17	17	17	18	20
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc. and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. (“ABS”) on December 1, 2006. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health Corporation (“Horizon Health”). During 2008, we acquired five inpatient behavioral health care facilities from UMC and opened Lincoln Prairie Behavioral Health Center, a 120-bed inpatient facility in Springfield, Illinois. In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 8.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Same-facility growth in 2008 was primarily the result of increases in patient days and revenue per patient day of 2.6% and 5.2%, respectively. Same-facility growth refers to the comparison of each inpatient facility owned during 2007 with the comparable period in 2008, adjusted for closures and combinations for comparability purposes.
     Income from continuing operations before income taxes increased to $174.0 million, or 9.9% of revenue, in 2008 as compared to $124.4 million, or 8.5% of revenue, in 2007. Operating results for 2007 include an $8.2 million loss on the refinancing of long-term debt. Excluding this refinancing loss, income from continuing operations for 2007 was $132.6 million, or 9.1% of revenue. The $41.4 million increase in income from continuing operations before income taxes and the refinancing loss in 2008 compared to 2007 was primarily the result of the following:
•	operating results from the May 31, 2007 acquisition of Horizon Health and the March 1, 2008 acquisition of five behavioral health care facilities from UMC;

•	same-facility growth at our behavioral health care facilities in patient days of 2.6% and revenue per patient day of 5.2%; and

•	a reduction in interest expense as a percentage of revenue to 4.4% in 2008 compared to 5.1% in 2007 due primarily to a decrease in our overall effective interest rate.
     Our operating results for 2008 as compared to 2007 were negatively impacted by the following items:
•	one of our behavioral health care hospitals in Chicago experienced a decline in operating results in 2008 as compared to 2007 primarily due to a hold on admissions placed on this facility by the Illinois Department of Children and Family Services and costs of professional services related to the United States Department of Justice investigation.

•	our self-insured reserves for general and professional liability risks increased approximately $4.9 million at December 31, 2008 compared to December 31, 2007, primarily as a result of the revised assessment of certain claims at amounts higher than originally anticipated and the actuarial implications of such revisions; and

•	an increase in share-based compensation expense of $3.8 million.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.0% of our total revenue in 2008.
Other Revenue
     Other behavioral health care services accounted for 10.0% of our revenue for the year ended December 31, 2008. This portion of our business primarily consists of our contract management and EAP businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.

Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Revenue	$1,765,977	100.0%	$1,460,679	100.0%	$1,004,422	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $19,913, $16,104 and $12,535 in 2008, 2007 and 2006, respectively)	971,284	55.0%	812,505	55.6%	567,762	56.6%
Professional fees	179,307	10.1%	144,895	9.9%	94,907	9.4%
Supplies	95,088	5.4%	80,170	5.5%	57,207	5.7%
Provision for doubtful accounts	34,606	2.0%	27,482	1.9%	19,437	1.9%
Other operating expenses	192,743	10.9%	157,316	10.8%	106,453	10.6%
Depreciation and amortization	40,309	2.3%	30,756	2.1%	20,333	2.0%
Interest expense, net	78,648	4.4%	74,978	5.1%	40,303	4.0%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	8,179	0.6%	—	0.0%

Income from continuing operations before income taxes	173,992	9.9%	124,398	8.5%	98,020	9.8%
Provision for income taxes	66,117	3.8%	47,034	3.2%	37,011	3.7%

Income from continuing operations	$107,875	6.1%	$77,364	5.3%	$61,009	6.1%

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007
     The following table compares key total facility statistics and same-facility statistics for 2008 and 2007 for owned and leased inpatient facilities:

	Year Ended December 31,		%
	2008	2007	Change
Total facility results:
Revenue (in thousands)	$1,589,903	$1,336,554	19.0%
Number of facilities at period end	94	89	5.6%
Admissions	164,675	139,825	17.8%
Patient days	2,749,643	2,415,042	13.9%
Average length of stay	16.7	17.3	-3.5%
Revenue per patient day	$578	$553	4.5%

Same-facility results:
Revenue (in thousands)	$1,437,569	$1,331,141	8.0%
Number of facilities at period end	89	89	0.0%
Admissions	145,567	139,175	4.6%
Patient days	2,466,223	2,404,421	2.6%
Average length of stay	16.9	17.3	-2.3%
Revenue per patient day	$583	$554	5.2%
     Revenue. Revenue from continuing operations increased $305.3 million, or 20.9%, to $1.8 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007. Revenue from owned and leased inpatient facilities increased $253.4 million, or 19.0%, to $1.6 billion in 2008 compared to 2007. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisitions of Horizon Health in 2007 and five inpatient facilities from UMC in 2008. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 2.6% and revenue per patient day of 5.2%. Other revenue was $176.1 million in 2008 compared to $124.1 million in 2007, an increase of $52.0 million, resulting primarily from other operations acquired in the Horizon Health acquisition, including management contracts and EAP services.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $971.3 million in 2008 compared to $812.5 million in 2007, an increase of $158.8 million, or 19.5%. SWB expense includes $19.9 million and $16.1 million of shared-based compensation expense for the years ended December 31, 2008 and 2007, respectively. Based on our stock option and restricted stock grants outstanding at December 31, 2008, we estimate remaining unrecognized share-based compensation expense to be approximately $43.6 million with a weighted-average remaining amortization period of 2.6 years. Excluding share-based compensation expense, SWB expense was $951.4 million, or 53.9% of total revenue, in 2008 compared to $796.4 million, or 54.5% of total revenue, in 2007. SWB expense for owned and leased inpatient facilities was $858.2 million in 2008, or 54.0% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $773.7 million in 2008, or 53.8% of revenue, compared to $723.0 million in 2007, or 54.3% of revenue. SWB expense for other operations was $66.7 million in 2008 compared to $44.2 million in 2007. The increase in SWB expense from other operations is primarily the result of the management contract and EAP businesses acquired in the Horizon Health acquisition. SWB expense for our corporate office was $46.4 million, including $19.9 million in share-based compensation, for 2008 compared to $41.5 million, including $16.1 million in shared-based compensation, for 2007.
     Professional fees. Professional fees were $179.3 million in 2008, or 10.1% of total revenue, compared to $144.9 million in 2007, or 9.9% of total revenue. Professional fees for owned and leased inpatient facilities were $146.4 million in 2008, or 9.2% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $131.5 million in 2008, or 9.1% of revenue, compared to $123.9 million in 2007, or 9.3% of revenue. Professional fees for other operations and our corporate office increased to $32.9 million in 2008 compared to $20.1 million in 2007, primarily due to the other operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $95.1 million in 2008, or 5.4% of total revenue, compared to $80.2 million in 2007, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $93.3 million in 2008, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $82.7 million in 2008, or 5.8% of revenue, compared to $78.4 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $34.6 million in 2008, or 2.0% of total revenue, compared to $27.5 million in 2007, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were $192.7 million in 2008, or 10.9% of total revenue, compared to $157.3 million in 2007, or 10.8% of total revenue. Other operating expenses for owned and leased inpatient facilities were $135.3 million in 2008, or 8.5% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $121.3 million in 2008, or 8.4% of revenue, compared to $107.1 million in 2007, or 8.0% of revenue. The increase in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of an increase in our self-insured reserves for professional and general liability risks, which is primarily due to the revised assessment of certain claims at amounts higher than originally anticipated and the actuarial implications of such revisions. Other operating expenses for other operations increased to $48.8 million in 2008 compared to $41.8 million in 2007, primarily due to the management contract and EAP businesses acquired in Horizon Health acquisition.
     Depreciation and amortization. Depreciation and amortization expense increased to $40.3 million in 2008 compared to $30.8 million in 2007, primarily as a result of the acquisitions of inpatient facilities and capital expenditures during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, increased to $78.6 million in 2008 compared to $75.0 million in 2007 primarily as a result of an increase in our long-term debt offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $149.3 million in 2008 to finance the acquisition of five inpatient behavioral health care facilities from UMC, acquisitions of EAP businesses, capital expenditures and other general corporate purposes. In February 2009, as part of an amendment to our revolving credit facility, the interest rate margins on borrowings based on LIBOR were increased to a range of 5.0% to 5.75% depending upon a certain leverage ratio. This interest rate margin was 1.5% at December 31, 2008. For further information on the February 2009 amendment to our revolving credit facility, see Liquidity and Capital Resources within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Loss on refinancing of long-term debt. During 2007 we incurred a loss on refinancing long-term debt of $8.2 million that consisted primarily of the amount above par value we paid to repurchase our 10 5/8% Senior Subordinated Notes due 2013 (“10 5/8 Notes”), the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit the related interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $2.9 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility and recorded a $1.9 million write-down to fair value of the assets held-for-sale for this facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. During the year ended December 31, 2007, we elected to dispose of one inpatient facility. Accordingly these operations are included in discontinued operations.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006
     The following table compares key total facility statistics and same-facility statistics for 2007 and 2006 for owned and leased inpatient facilities.

	Year Ended December 31,		%
	2007	2006	Change
Total facility results:
Revenue (in thousands)	$1,336,554	$958,318	39.5%
Number of facilities at period end	89	72	23.6%
Admissions	139,825	106,529	31.3%
Patient days	2,415,042	1,848,675	30.6%
Average length of stay	17.3	17.4	-0.6%
Revenue per patient day	$553	$518	6.8%

Same-facility results:
Revenue (in thousands)	$1,000,874	$937,843	6.7%
Number of facilities at period end	72	72	0.0%
Admissions	106,828	104,526	2.2%
Patient days	1,826,108	1,803,179	1.3%
Average length of stay	17.1	17.3	-1.2%
Revenue per patient day	$548	$520	5.4%
     Revenue. Revenue from continuing operations increased $456.3 million, or 45.4%, to $1.5 billion in 2007 compared to 2006. Revenue from owned and leased inpatient facilities increased $378.2 million, or 39.5%, to $1.3 billion in 2007 compared to 2006. The increase in revenue from owned and leased inpatient facilities relates primarily to acquisitions. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 1.3% and revenue per patient day of 5.4%. Other revenue increased to $124.1 million in 2007 compared to $46.1 million in 2006 primarily as a result of other operations acquired in the Horizon Health and ABS acquisitions.
     Salaries, wages, and employee benefits. SWB expense was $812.5 million in 2007 compared to $567.8 million in 2006, an increase of $244.7 million, or 43.1%. SWB expense includes $16.1 million and $12.5 million of share-based compensation expense for the years ended December 31, 2007 and 2006, respectively. Excluding share-based compensation expense, SWB expense was $796.4 million, or 54.5% of total revenue, in 2007 compared to $555.2 million, or 55.3% of total revenue, in 2006. SWB expense for owned and leased inpatient facilities was $726.8 million in 2007, or 54.4% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $537.5 million in 2007, or 53.7% of revenue, compared to $512.4 million in 2006, or 54.3% of revenue. SWB expense for other operations increased to $44.2 million in 2007 compared to $15.8 million in 2006 primarily as a result of other operations acquired in the Horizon Health and ABS acquisitions. SWB expense for our corporate office was $41.5 million in 2007, including share-based compensation expense of $16.1 million, compared to $31.6 million in 2006, including share-based compensation of $12.5 million in 2006. This increase in SWB expense for our corporate office was primarily the result of hiring additional staff necessary to manage the inpatient facilities acquired during 2006 and 2007.
     Professional fees. Professional fees were $144.9 million in 2007, or 9.9% of total revenue, compared to $94.9 million in 2006, or 9.4% of total revenue. Professional fees for owned and leased inpatient facilities were $124.8 million in 2007, or 9.3% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $89.3 million in 2007, or 8.9% of revenue, compared to $86.1 million in 2006, or 9.1% of revenue. Professional fees for other operations increased to $14.7 million in 2007 compared to $3.1 million in 2006, primarily as a result of the acquisitions of Alternative Behavioral Services, Inc. and Horizon Health. Professional fees for our corporate office were $5.3 million in 2007 compared to $4.0 million in 2006.
     Supplies. Supplies expense was $80.2 million in 2007, or 5.5% of total revenue, compared to $57.2 million in 2006, or 5.7% of total revenue. Supplies expense for owned and leased inpatient facilities was $78.9 million in 2007, or 5.9% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $57.8 million in 2007, or 5.8% of revenue, compared to $55.4 million in 2006, or 5.9% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $27.5 million in 2007, or 1.9% of total revenue, compared to $19.4 million in 2006, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprises the majority of our provision for doubtful accounts as a whole.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were approximately $157.3 million in 2007, or 10.8% of total revenue, compared to $106.5 million in 2006, or 10.6% of total revenue. Other operating expenses for owned and leased inpatient facilities were

$108.0 million in 2007, or 8.1% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $76.5 million in 2007, or 7.6% of revenue, compared to $81.1 million in 2006, or 8.6% of revenue. The decrease in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of reductions in risk management costs as a percent of revenue. Other operating expenses for other operations increased to $41.8 million in 2007 compared to $18.5 million in 2006, primarily as a result businesses acquired in the acquisitions of ABS and Horizon Health.
     Depreciation and amortization. Depreciation and amortization expense increased to $30.8 million in 2007 compared to $20.3 million in 2006, primarily as a result of the acquisitions of ABS and Horizon Health.
     Interest expense, net. Interest expense, net of interest income, increased $34.7 million to $75.0 million in 2007 compared to 2006. On December 31, 2007, we had $1.2 billion in long-term debt compared to $743.3 million at December 31, 2006. The increase in interest expense is primarily the result of debt incurred to finance acquisitions. We borrowed $210.0 million in December 2006 to finance the acquisition of ABS, and we incurred net borrowings of $443.2 million in May 2007 to finance the acquisition of Horizon Health.
     Loss on refinancing of long-term debt. During 2007 we incurred a loss on refinancing long-term debt of $8.2 million that consisted primarily of the amount above par value we paid to repurchase our 10 5/8% Notes, the write-off of capitalized financing costs associated with our 10 5/8% Notes and the amount paid to exit the related interest rate swap agreements.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations (net of income tax effect) was $1.2 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. During 2008, we elected to dispose of a leased inpatient facility and two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated. During 2007, we elected to dispose of one inpatient facility. During 2006, we terminated three of our contracts to manage state-owned inpatient facilities and sold a therapeutic boarding school. Accordingly, these operations are included in discontinued operations.
Liquidity and Capital Resources
     Working capital at December 31, 2008 was $168.7 million, including cash and cash equivalents of $51.3 million, compared to working capital of $157.8 million, including cash and cash equivalents of $40.0 million, at December 31, 2007. This change in working capital is primarily attributable to increases in accounts receivable of $17.6 million, cost report receivables of $10.9 million, income tax receivable/payable of $20.6 million and deferred tax assets of $7.1 million, offset by increases in current maturities under our revolving credit facility of $29.3 million and other accrued liabilities of $19.0 million to purchase a hospital building previously leased. The increase in accounts receivable is primarily the result of increases in same-facility revenue and receivables generated from businesses acquired in 2008. Our consolidated day’s sales outstanding were 51 and 53 at December 31, 2008 and 2007, respectively.
     In February 2009, our revolving credit facility was amended to:
•	extend the maturity of $200 million capacity to December 31, 2011 with the remaining $100 million capacity to mature on December 21, 2009, as originally scheduled;

•	revise the interest rate on borrowings to LIBOR plus a spread ranging from 5.0% to 5.75% or prime plus a spread ranging from 4.0% to 4.75%, depending upon a leverage ratio; and

•	revise the commitment fee on the unused portion of our revolving credit facility to fluctuate between 0.75% and 1.0%, based upon a leverage ratio.
     As a result of the extension of our revolving credit facility, $200 million of the $229.3 million balance outstanding under the revolving credit facility at December 31, 2008 has been classified as a non-current liability with the remainder classified in current portion of long-term debt on our consolidated balance sheet as of December 31, 2008. On February 25, 2008, we used excess cash to reduce the outstanding debt balance on the revolving credit facility to $195.0 million and now have approximately $97.4 million available under our revolving credit facility.
     Cash provided by continuing operating activities was $142.6 million in 2008 compared to $124.4 million in 2007. The increase in cash flows from continuing operating activities was primarily attributable to improved same-facility operating margins, the operating results of facilities acquired from Horizon Health and UMC and changes in working capital excluding accrued interest, offset by increased payments for income tax and interest.
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
     Cash used by continuing investing activities was $291.5 million in 2008 compared to $538.5 million in 2007. Cash used in investing activities in 2008 was primarily the result of $166.2 million paid for acquisitions of behavioral health care facilities and $124.0 million paid for purchases of fixed assets. Acquisitions in 2008 consisted primarily of five inpatient behavioral health care facilities acquired from UMC and EAP acquisitions. Cash used for routine and expansion capital expenditures was approximately $42.6 million and $80.7 million, respectively, for the year ended December 31, 2008. We expect expansion expenditures to continue during 2009 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 500 new beds to our inpatient facilities. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.4% of our net revenue for 2008. Capital expenditures for 2008 also include $0.7 million paid in connection with the purchase of a previously leased hospital. Remaining payments of $19.0 million related to this purchase are due in 2009. Cash used in investing activities in 2007 was primarily the result of $462.8 million paid for acquisitions of behavioral health care facilities, including Horizon Health, and $73.2 million paid for purchases of fixed assets.
     Cash provided by financing activities was $155.7 million in 2008 compared to $432.5 million in 2007. Cash provided by financing activities for 2008 consisted primarily of $149.3 million in net borrowings under our revolving credit facility, which were used to finance the acquisition of five inpatient behavioral health care facilities from UMC, acquisitions of EAP businesses, capital expenditures and other general corporate purposes. Cash provided by financing activities for 2008 also included $9.5 million in proceeds from the exercise of stock options and $3.1 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2008. Cash provided by financing activities for 2007 consisted primarily of additional borrowings of $481.9 million, which were used primarily to finance the acquisition of Horizon Health and to retire approximately $38.6 million of other long-term debt. Additionally, during 2007 we received $17.3 million in proceeds from the exercise of stock options and $9.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2007.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us.
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. With this interest rate swap agreement we exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap agreement at December 31, 2008 reflected a liability of $6.2 million, which represents the estimated amount we would have paid if the agreement was canceled.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities and other operations and will incur continued expenditures on expansion projects. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, facility expansions, payment of indebtedness or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 21, 2009 (extended to December 31, 2011 for $200,000 in February 2009) and bearing interest of 3.4% at December 31, 2008	$229,333	$29,333	$200,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 3.1% at December 31, 2008	568,625	3,750	7,500	557,375	—
7 3/4% Senior Subordinated Notes due July 15, 2015	475,841	—	—	—	475,841
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,273	423	928	1,051	30,871

	1,307,072	33,506	208,428	558,426	506,712
Lease and other obligations	105,558	40,113	19,796	11,360	34,289

Total contractual obligations	$1,412,630	$73,619	$228,224	$569,786	$541,001

(1)	Excludes capital lease obligations and other obligations of $7.3 million, which are included in lease and other obligations.
     The fair value of our $470.0 million in principal amount of 7 3/4% Notes was approximately $343.7 million and $467.1 million as of December 31, 2008 and 2007, respectively. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $446.4 million, respectively, as of December 31, 2008. The carrying value of our revolving credit facility and senior secured term loan facility approximated fair value at December 31, 2007. The carrying value of our other long-term debt, including current maturities, of $40.6 million and $42.2 million at December 31, 2008 and December 31, 2007, respectively, approximated fair value. We had $568.6 million and $229.3 million, respectively, of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility as of December 31, 2008. As a result of our interest rate swap agreement to exchange interest rate payments associated with a notional amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $343.6 million as of December 31, 2008. At our December 31, 2008 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.1 million.
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
     The behavioral health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, our inpatient facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payors. Discussion concerning the current economic downturn is included in Part I, Item 1A under the caption “Risk Factors.” We are not aware of any economic trends that would prevent us from being able to remain in compliance with all of our debt covenants and to meet all required obligations and commitments in the near future.
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
     As of December 31, 2008, our patient accounts receivable balance for third-party payors was $231.6 million. A theoretical 1% change in the amounts due from third-party payors at December 31, 2008 could have an after tax effect of approximately $1.4 million on our financial position and results of operations.
     The following table presents the percentage by payor of our net revenue for the years ended December 31, 2008 and 2007 and related accounts receivable at year end (in thousands):

	For the Year Ended December 31,
	2008		2007
	Net	Accounts	Net	Accounts
	Revenue	Receivable	Revenue	Receivable
Medicaid	29%	26%	32%	28%
Commercial/HMO/Private Pay	35%	41%	34%	36%
Medicare	13%	9%	12%	11%
State agency	15%	17%	16%	17%
Other	8%	7%	6%	8%

	100%	100%	100%	100%

     The following table presents the percentage by aging category of our accounts receivable at December 31, 2008 and 2007 (in thousands):

	At December 31,
	2008	2007
0 - 30 days	64%	64%
31 - 60 days	13%	14%
61 - 90 days	8%	8%
91 - 120 days	5%	5%
121 - 150 days	4%	4%
151 - 180 days	4%	3%
> 180 days	2%	2%

Total	100%	100%

     Our consolidated day’s sales outstanding were 51 and 53 for the years ended December 31, 2008 and 2007, respectively. Our consolidated collections as a percentage of net revenue less bad debt expense was 100.0% and 101.5% for the years ended December 31, 2008 and 2007, respectively.
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured excess limit of $50.0 million. Effective December 31, 2008, we increased this insured excess limit to $75.0 million. The self-insured reserves for professional and general liability risks are estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often limits timely adjustments to the assumptions used in these estimates.
     Income Taxes
     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The tax effects of future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to purchase price.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities and including our interest rate swap, approximately $734.1 million of our long-term debt outstanding at December 31, 2008 was subject to a weighted-average fixed interest rate of 7.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $343.6 million outstanding at December 31, 2008 (excluding $225 million associated with our interest rate swap) and on which interest is generally payable at LIBOR plus 1.75%, and our $300.0 million revolving credit facility, which had a $229.3 million balance outstanding at December 31, 2008 and on which interest is generally payable at LIBOR plus 1.25% to 2.25% (depending on a certain leverage ratio). Additionally, we have entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt for a fixed rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $1.1 million on an annual basis based upon our borrowing level at December 31, 2008. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change. Information on quantitative and qualitative disclosure about market risk and the February 2009 amendment of our revolving credit facility is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Management’s Report on Internal Control Over Financial Reporting
        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also reported on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in our 2008 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance.
Directors
     The information relating to our directors set forth in the Company’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Proposal 1: Election of Directors” and “Corporate Governance — Committees of the Board of Directors — Audit Committee” is incorporated herein by reference.
Executive Officers of the Registrant
     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	55	April 1997	President and Chief Executive Officer
Terrance R. Bridges	56	July 2007	Co-Chief Operating Officer
Ronald M. Fincher	55	October 2008	Co-Chief Operating Officer
Jack E. Polson	42	August 2002	Executive Vice President, Chief Accounting Officer
Brent Turner	43	February 2003	Executive Vice President, Finance and Administration
Christopher L. Howard	42	September 2005	Executive Vice President, General Counsel and Secretary

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
     Terrance R. Bridges, Co-Chief Operating Officer. Mr. Bridges has served as Co-Chief Operating Officer since October 13, 2008. He previously served as Chief Operating Officer since July 1, 2007. Prior to that, Mr. Bridges served as President of PSI’s Western Division after serving as CEO of Fremont Hospital. From 1996-2004, Mr. Bridges worked at Cedars-Sinai Medical Center where he held administrative director roles. From 1986-1996 Mr. Bridges served as an officer and directed regional or divisional operations for Community Psychiatric Centers and Ramsay Healthcare Inc.
     Ronald M. Fincher, Co-Chief Operating Officer. Mr. Fincher has served as Co-Chief Operating Officer since October 13, 2008. He had served the company as a Division President since April 2003. As a Division President, Mr. Fincher was responsible for managing the operations of several of our inpatient behavioral health care facilities. Prior to joining us, Mr. Fincher served as a Regional Vice President of Universal Health Services, Inc. from 2000 until 2003.
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
     Christopher L. Howard, Executive Vice President, General Counsel and Secretary. Mr. Howard has served as the Executive Vice President, General Counsel and Secretary since September 2005. Prior to joining us, Mr. Howard was a member of Waller Lansden Dortch & Davis, LLP, a law firm based in Nashville, Tennessee.
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
Section 16(a) Compliance
     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Compensation Discussion and Analysis” and “Executive Compensation” is incorporated herein by reference. The “Compensation Committee Report” also included in the Proxy Statement is expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Corporate Governance — Standards of Independence for the Board of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.
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
3. Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on pages 34 through 37.
(b) Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among PMR Corporation, PMR Acquisition Corporation and Psychiatric Solutions, Inc., dated May 6, 2002, as amended by Amendment No. 1, dated as of June 10, 2002, and Amendment No. 2, dated as of July 9, 2002 (included as Annex A to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on July 11, 2002 (Reg. No. 333-90372)).

2.2	Agreement and Plan of Merger, dated April 8, 2003, by and among Psychiatric Solutions, Inc., PSI Acquisition Sub, Inc. and Ramsay Youth Services, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 10, 2003).

2.3	Amended and Restated Stock Purchase Agreement, dated June 30, 2005, by and among Ardent Health Services LLC, Ardent Health Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

2.4	Amended and Restated Stock Purchase Agreement, dated as of October 27, 2006, by and between FHC Health Systems, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

2.5	Agreement and Plan of Merger, dated December 20, 2006, by and among Psychiatric Solutions, Inc., Panther Acquisition Sub, Inc. and Horizon Health Corporation (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-Laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.4	Form of Notes (included in Exhibit 4.3).

4.5	Thirty-Fifth Supplemental Indenture, dated as of May 21, 2007, by and among Psychiatric Solutions, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed on May 22, 2007).

4.6	Purchase Agreement, dated as of May 24, 2007, among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2007).

4.7	Seventeenth Supplemental Indenture, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

4.8	Exchange and Registration Rights Agreement, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Citigroup Global Markets Inc., Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June on 1, 2007).

10.1†	Employment Agreement, dated as of May 10, 2007, between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on May 15, 2007).

10.2†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	ISDA Master Agreement, dated as of November 29, 2007, between Merrill Lynch Capital Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2008).

Exhibit
Number	Description
10.4	Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent, Bank of America, N.A., as revolving loan facility administrative agent, collateral agent swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.5	Amendment No. 1 to Psychiatric Solutions, Inc.’s Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and between Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as Term Loan Facility Administrative Agent, Bank of America, N.A., as Revolving Credit Facility Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as the Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

10.6	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, ABS LINCS PR, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., First Corrections — Puerto-Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Citigroup Global Markets Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book-running managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

10.7	Psychiatric Solutions, Inc. 2008 Long Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 27, 2008).

10.8†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.9†	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.10†	Third Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.11†	Fourth Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 10, 2008).

10.12†	Psychiatric Solutions, Inc. Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.13†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.14†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.15†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.16†	Amendment to the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.17†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997).

Exhibit
Number	Description
10.18†	2008 Executive Officer Compensation (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2007).

10.19†	Psychiatric Solutions, Inc. 2008 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2008).

10.20†	Summary of Director Compensation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.21†	Outside Director Retainer Increase (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 20, 2008).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Our accompanying consolidated financial statements have been audited by the independent registered public accounting firm of Ernst & Young LLP. Reports of the independent registered public accounting firm, including the independent registered public accounting firm’s report on our internal control over financial reporting, are included in this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
We have audited Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Psychiatric Solutions, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2009

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$51,271	$39,970
Accounts receivable, less allowance for doubtful accounts of $48,882 and $35,398, respectively	248,236	230,600
Prepaids and other	101,363	68,235

Total current assets	400,870	338,805
Property and equipment:
Land	176,933	153,550
Buildings	673,071	540,081
Equipment	98,503	74,921
Less accumulated depreciation	(112,284)	(76,417)

	836,223	692,135
Cost in excess of net assets acquired	1,201,492	1,071,275
Other assets	66,175	75,889

Total assets	$2,504,760	$2,178,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,401	$30,996
Salaries and benefits payable	85,813	82,101
Other accrued liabilities	76,542	61,861
Current portion of long-term debt	34,414	6,016

Total current liabilities	232,170	180,974
Long-term debt, less current portion	1,280,006	1,166,008
Deferred tax liability	69,471	49,131
Other liabilities	28,271	23,090

Total liabilities	1,609,918	1,419,203
Minority interest	4,957	4,159
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 55,934 and 55,107 issued and outstanding, respectively	559	551
Additional paid-in capital	608,341	574,943
Accumulated other comprehensive loss	(3,695)	(479)
Retained earnings	284,680	179,727

Total stockholders’ equity	889,885	754,742

Total liabilities and stockholders’ equity	$2,504,760	$2,178,104

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$1,765,977	$1,460,679	$1,004,422

Salaries, wages and employee benefits (including share-based compensation of $19,913, $16,104 and $12,535 for the years ended December 31, 2008, 2007 and 2006, respectively)	971,284	812,505	567,762
Professional fees	179,307	144,895	94,907
Supplies	95,088	80,170	57,207
Rentals and leases	23,181	20,404	12,801
Other operating expenses	169,562	136,912	93,652
Provision for doubtful accounts	34,606	27,482	19,437
Depreciation and amortization	40,309	30,756	20,333
Interest expense	78,648	74,978	40,303
Loss on refinancing long-term debt	—	8,179	—

	1,591,985	1,336,281	906,402

Income from continuing operations before income taxes	173,992	124,398	98,020
Provision for income taxes	66,117	47,034	37,011

Income from continuing operations	107,875	77,364	61,009
Loss from discontinued operations, net of income tax benefit of $131, $127 and $228 for 2008, 2007 and 2006, respectively	(2,922)	(1,156)	(377)

Net income	$104,953	$76,208	$60,632

Basic earnings per share:
Income from continuing operations	$1.94	$1.42	$1.15
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	—

Net income	$1.89	$1.40	$1.15

Diluted earnings per share:
Income from continuing operations	$1.92	$1.39	$1.13
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	(0.01)

Net income	$1.87	$1.37	$1.12

Shares used in computing per share amounts:
Basic	55,408	54,258	52,953
Diluted	56,267	55,447	54,169
See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2005	52,430	$524	$495,768	$—	$43,420	$539,712
Share-based compensation	—	—	12,535	—	—	12,535
Common stock issued in acquisition	130	1	4,276	—	—	4,277
Exercise of stock options and grant of restricted stock, net of issuance costs	861	9	6,260	—	—	6,269
Income tax benefit of stock option exercises	—	—	4,354	—	—	4,354
Net income	—	—	—	—	60,632	60,632

Balance at December 31, 2006	53,421	534	523,193	—	104,052	627,779
Comprehensive income:
Net income	—	—	—	—	76,208	76,208
Change in fair value of interest rate swap, net of tax benefit of $308	—	—	—	(479)	—	(479)

Total comprehensive income						75,729

Share-based compensation	—	—	16,104	—	—	16,104
Common stock issued in acquisition	243	2	8,998	—	—	9,000
Exercise of stock options and grants of restricted stock, net of issuance costs	1,443	15	17,220	—	—	17,235
Cumulative adjustment for adoption of FIN 48	—	—	—	—	(533)	(533)
Income tax benefit of stock option exercises	—	—	9,428	—	—	9,428

Balance at December 31, 2007	55,107	551	574,943	(479)	179,727	754,742
Comprehensive income:
Net income	—	—	—	—	104,953	104,953
Change in fair value of interest rate swap, net of tax benefit of $2,154	—	—	—	(3,216)	—	(3,216)

Total comprehensive income						101,737

Share-based compensation	—	—	19,913	—	—	19,913
Common stock issued in acquisition	27	—	1,000	—	—	1,000
Exercise of stock options and grants of restricted stock, net of issuance costs	800	8	9,433	—	—	9,441
Income tax benefit of stock option exercises	—	—	3,052	—	—	3,052

Balance at December 31, 2008	55,934	$559	$608,341	$(3,695)	$284,680	$889,885

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$104,953	$76,208	$60,632
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	40,309	30,756	20,333
Amortization of loan costs and bond premium	2,213	2,151	1,672
Share-based compensation	19,913	16,104	12,535
Loss on refinancing long-term debt	—	8,179	—
Change in income tax assets and liabilities	(5,034)	8,639	35,322
Loss from discontinued operations, net of taxes	2,922	1,156	377
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,756)	(13,387)	(8,475)
Prepaids and other current assets	(4,175)	6,093	(10,294)
Accounts payable	2,388	(7,517)	227
Salaries and benefits payable	1,723	2,351	5,294
Accrued liabilities and other liabilities	(5,866)	(6,346)	5,259

Net cash provided by continuing operating activities	142,590	124,387	122,882
Net cash (used in) provided by discontinued operating activities	(807)	1,134	971

Net cash provided by operating activities	141,783	125,521	123,853

Investing activities:
Cash paid for acquisitions, net of cash acquired	(166,156)	(462,820)	(385,078)
Capital purchases of leasehold improvements, equipment and software	(123,985)	(73,222)	(33,816)
Other assets	(1,318)	(2,451)	(594)

Net cash used in continuing investing activities	(291,459)	(538,493)	(419,488)
Net cash provided by discontinued investing activities	5,244	1,909	—

Net cash used in investing activities	(286,215)	(536,584)	(419,488)
(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Financing activities:
Net increase (decrease) in revolving credit facility, less acquisitions	$149,333	$(21,000)	$101,000
Borrowings on long-term debt	—	481,875	150,000
Principal payments on long-term debt	(6,067)	(41,281)	(465)
Payment of loan and issuance costs	(59)	(6,661)	(1,576)
Refinancing of long-term debt	—	(7,127)	—
Excess tax benefit from share based payment arrangements	3,052	9,428	4,354
Proceeds from exercises of common stock options	9,474	17,279	6,309

Net cash provided by financing activities	155,733	432,513	259,622

Net increase (decrease) in cash	11,301	21,450	(36,013)
Cash and cash equivalents at beginning of the year	39,970	18,520	54,533

Cash and cash equivalents at end of the year	$51,271	$39,970	$18,520

Supplemental Cash Flow Information:
Interest paid	$82,704	$62,864	$40,177

Income taxes paid (refunded)	$68,151	$29,924	$(2,656)

Effect of Acquisitions:
Assets acquired, net of cash acquired	$172,875	$518,348	$432,533
Liabilities assumed	(5,719)	(37,826)	(32,819)
Common stock issued	(1,000)	(9,000)	(4,277)
Long-term debt assumed	—	(8,702)	(10,359)

Cash paid for acquisitions, net of cash acquired	$166,156	$462,820	$385,078

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. Summary of Significant Accounting Policies
Description of Business
Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation and has its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” (“us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities, we operated 94 owned or leased inpatient behavioral health care facilities with approximately 10,000 beds in 31 states, Puerto Rico and the U.S. Virgin Islands at December 31, 2008. Our other behavioral health care business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care and rehabilitation programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns.
Recent Developments
Effective March 1, 2008, we completed the acquisition of five inpatient behavioral health care facilities from United Medical Corporation (“UMC”), which are located in Florida and Kentucky and include approximately 400 beds. During the second quarter of 2008, we opened Lincoln Prairie Behavioral Health Center, a 120-bed inpatient facility in Springfield, Illinois.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.6% of net revenue for the year ended December 31, 2008.
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
Cash and Cash Equivalents
Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2008, the majority of our cash is deposited with two financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable vary according to the type of service being provided. Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated doubtful accounts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 9% and 11% of net patient receivables for our owned and leased facilities at December 31, 2008 and 2007, respectively. Medicaid comprised approximately 26% and 28% of net patient receivables for our owned and leased facilities at December 31, 2008 and 2007, respectively. Concentration of credit risk from other payors is reduced by the large number of patients and payors.
Accounts receivable for our management contracts and EAP services is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated allowances for doubtful accounts. Concentration of credit risk is reduced by the large number of customers.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
Long-Lived Assets
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 35 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $36.4 million, $28.9 million and $19.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense includes the amortization of assets recorded under capital leases.
Cost in Excess of Net Assets Acquired (Goodwill)
We account for acquisitions using the purchase method of accounting. Goodwill is generally allocated to reporting units based on operating results. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment test of goodwill in 2008, 2007 and 2006 resulted in no goodwill impairment.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Balance at December 31, 2006	$757,021
Acquisition of Horizon Health	284,446
Other Acquisitions	29,808

Balance at December 31, 2007	1,071,275
Acquisition of UMC facilities	85,459
Other Acquisitions	44,758

Balance at December 31, 2008	$1,201,492

Other Assets
Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over their estimated life, which is between 4 years and 9 years. At December 31, 2008 and 2007, contracts totaled $28.9 million and $26.5 million and are net of accumulated amortization of $7.8 million and $4.4 million, respectively. The 2008 increase in intangible contract value is primarily the result of the fair value assigned to contracts assumed in the acquisition of Horizon Health. Amortization expense related to contracts was $3.6 million, $1.7 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense related to contracts for each of the five years ending December 31, 2013 is approximately $3.1 million.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs at December 31, 2008 and 2007 totaled $14.0 million and $16.8 million, respectively, and are net of accumulated amortization of $8.1 million and $5.2 million, respectively. Amortization expense related to loan costs, which is reported as interest expense, was approximately $2.9 million, $2.5 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense of loan costs for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $2.9 million, $2.3 million, $2.4 million, $1.8 million and $1.3 million, respectively.
Other Accrued Liabilities
At December 31, 2008 and 2007, we had approximately $18.3 million and $21.9 million, respectively, of accrued interest expense in other accrued liabilities.
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
Derivatives
We may periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively exchange fixed or variable interest payments between two parties. During 2007, we entered into an agreement to exchange the interest payments associated with a notional amount of $225 million LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we have designated this agreement as a cash flow hedge and have deemed it to be highly effective. We assess the effectiveness of the hedge quarterly. All changes in the fair value of a highly effective cash flow hedge are recognized as a component of other comprehensive income. Any change in the fair value of an ineffective portion of a cash flow hedge would be recorded to the income statement. If the interest rate swap arrangement is canceled, the gain or loss associated with the cancellation would be amortized through interest expense over the life of the agreement.
Risk Management
We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. Effective December 31, 2008, we increased this insured excess limit to $75.0 million. The self-insured reserves for professional and general liability risks are estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was approximately $20.0 million and $15.1 million as of December 31, 2008 and 2007, respectively. This increase is primarily related to the revised assessment of certain claims at amounts higher than those originally anticipated and the actuarial implications of such revisions.
We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory workers’ compensation program is fully insured with a $350,000 deductible per accident. We believe that adequate provision has been made for workers’ compensation and professional and general liability risk exposures. The reserve for workers’ compensation liability was

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
approximately $20.9 million and $18.1 million as of December 31, 2008 and 2007, respectively.
Fair Value of Financial Instruments
The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, and accounts payable approximate their fair value given the short-term maturity of these instruments. The fair value of our $470.0 million 7 3/4% Senior Subordinated Notes due 2015 (“7 3/4% Notes”) was $343.7 million and $467.1 million at December 31, 2008 and 2007, respectively.
Reclassifications
Certain reclassifications have been made to the prior year to conform with current year presentation.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the provisions of SFAS 161 on January 1, 2009. We are currently assessing the impact, if any, of the adoption of SFAS 161 on our consolidated financial statement disclosures.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, requires acquisition-related costs to be expensed as incurred and broadens the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. We will adopt SFAS 141R on January 1, 2009. At the time of adoption, we do not expect that SFAS141R will have a significant impact on our consolidated financial statements. However for any acquisitions completed during or after 2009, the effect of SFAS 141R could be significant to those acquisitions.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. We will adopt SFAS 160 on January 1, 2009 and do not expect the adoption to have a significant impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“SFAS 159”), which permits, but does not require, the measurement of financial instruments and certain other items at fair value. SFAS 159 requires reporting in earnings unrealized gains and losses on items for which the fair value option has been elected. Upon the effective date of SFAS 159, which was January 1, 2008, we did not elect the fair value option for any of our financial instruments.
2. Revenue
Revenue consists of the following amounts (in thousands):

	December 31,
	2008	2007	2006
Patient service revenue	$1,589,903	$1,336,554	$958,318
Other revenue	176,074	124,125	46,104

Total revenue	$1,765,977	$1,460,679	$1,004,422

Patient Service Revenue
Patient service revenue is generated by our inpatient facilities from services provided to patients on an inpatient and outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. During the years ended December 31, 2008, 2007 and 2006, approximately 29%, 32% and 36%, respectively, of our revenue was obtained from providing services to patients participating in the Medicaid program. During the years ended December 31, 2008, 2007 and 2006, approximately 13%, 12% and 13%, respectively, of our revenue was obtained from providing services to patients participating in the Medicare program.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
We provide care without charge to patients who are financially unable to pay for the health care services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, these amounts are not reported as revenue.
Other Revenue
Other revenue primarily derives from our contract management and EAP businesses. Our contract management business invol(ves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with companies to assist its employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
3. Earnings Per Share
SFAS No. 128, Earnings per Share (“SFAS 128”), requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the potential dilution of securities that could share in the earnings of the entity. We have calculated earnings per share in accordance with SFAS 128 for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Numerator:
Basic and diluted earnings per share:
Income from continuing operations	$107,875	$77,364	$61,009
Loss from discontinued operations, net of taxes	(2,922)	(1,156)	(377)

Net income	$104,953	$76,208	$60,632

Denominator:
Weighted average shares outstanding for basic earnings per share	55,408	54,258	52,953
Effects of dilutive stock options and restriced stock outstanding	859	1,189	1,216

Shares used in computing diluted earnings per common share	56,267	55,447	54,169

Basic earnings per share:
Income from continuing operations	$1.94	$1.42	$1.15
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	—

	$1.89	$1.40	$1.15

Diluted earnings per share:
Income from continuing operations	$1.92	$1.39	$1.13
Loss from discontinued operations, net of taxes	(0.05)	(0.02)	(0.01)

	$1.87	$1.37	$1.12

4. Discontinued Operations
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2008, we elected to sell one facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. During 2007, we elected to dispose of one facility. During 2006, we terminated three of our contracts to manage state-owned inpatient facilities and sold a

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
therapeutic boarding school. Prior to the decision to discontinue these operations their results were reported in our owned and leased facilities segment.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue	$14,799	$23,490	$24,154

Operating expenses	15,935	24,006	23,334
Loss on disposal	1,917	767	1,425

	17,852	24,773	24,759

Loss from discontinued operations before income taxes	(3,053)	(1,283)	(605)
Benefit from income taxes	(131)	(127)	(228)

Loss from discontinued operations, net of income taxes	$(2,922)	$(1,156)	$(377)

The loss on disposal for the year ended December 31, 2008, includes approximately $2.3 million of goodwill disposed of when we elected to sell a facility in 2008.
5. Acquisitions
     2008 Acquisition
On March 1, 2008, we acquired five inpatient behavioral health care facilities with approximately 400 beds from UMC for $120.0 million. The acquisition was accounted for by the purchase method and the purchase price allocation for the UMC facilities is preliminary as of December 31, 2008, pending final measurement of certain assets and liabilities related to the acquisition.
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
The following table summarizes the allocation of the aggregate purchase price of Horizon Health (in thousands):

Horizon Health
Assets acquired:
Accounts receivable	$42,025
Other current assets	15,178
Fixed assets	96,664
Costs in excess of net assets acquired	296,068
Other assets	24,102

474,037

Liabilities assumed	37,896
Long-term debt assumed	6,998

Cash paid, net of cash acquired	$429,143

Acquisition-related direct costs paid subsequent to closing have been included as a part of the acquisition.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
The following table summarizes the allocation of the aggregate purchase price of ABS (in thousands):

ABS
Assets acquired:
Accounts receivable	$23,420
Other current assets	9,129
Fixed assets	65,438
Costs in excess of net assets acquired	148,312
Other assets	413

246,712
Liabilities assumed	30,721
Common stock issued	4,277

Cash paid, net of cash acquired	$211,714

6. Long-term debt
Long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Senior credit facility:
Revolving line of credit facility, expiring on December 21, 2009 (extended to December 31, 2011 for $200,000 in February 2009) and bearing interest of 3.4% and 6.4% at December 31, 2008 and December 31, 2007, respectively	$229,333	$80,000
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 3.1% and 6.8% at December 31, 2008 and December 31, 2007, respectively	568,625	573,312
7 3/4% Notes	475,841	476,508
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,273	33,671
Other	7,348	8,533

	1,314,420	1,172,024
Less current portion	34,414	6,016

Long-term debt	$1,280,006	$1,166,008

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility with Bank of America, N.A. (“Bank of America”) and a $575 million senior secured term loan facility with Citicorp North America, Inc. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011 (see Note 18. Subsequent Event). The remaining $100 million capacity under our revolving credit facility will mature on December 21, 2009, as originally scheduled. As a result of this extension, $200 million of the $229.3 million balance outstanding under the revolving credit facility at December 31, 2008 has been classified as a non-current liability, with the remainder classified in current portion of long-term debt. Quarterly principal payments of $0.9 million are due on our

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. Under the terms of our Second Amended and Restated Credit Agreement, as amended, Lehman committed to $25.0 million of the $300.0 million revolving credit facility. As a result of the bankruptcy filing of Lehman on September 15, 2008, we have not been able to access any of Lehman’s remaining unfunded commitment of approximately $5.9 million as of December 31, 2008. Unless Lehman’s commitment is assumed by another party, the availability for future borrowings under our revolving credit facility may continue to be reduced by Lehman’s remaining unfunded commitment.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement) and are due December 21, 2009 and July 1, 2012, respectively. The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2008, we had $229.3 million in borrowings outstanding and $63.9 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. At December 31, 2008 we paid a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.25% and 0.5% per annum. Commitment fees were approximately $0.3 million for the year ended December 31, 2008.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of December 31, 2008, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Notes mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. We received a premium of 2.75% plus accrued interest from the sale of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. Interest on these notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15.
Mortgage Loans
At December 31, 2008, we had $33.3 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral approximated $43.6 million at December 31, 2008.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate of 3.8%. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis and are included in interest expense. The fair value of our interest rate swap at December 31, 2008, reflected an other current liability of $6.2 million, which represents its fair value.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Other
The aggregate maturities of long-term debt, including capital lease obligations, are as follows (in thousands):

2009	34,414
2010	4,877
2011	204,833
2012	558,426
2013	1,079
Thereafter	510,791

Total	$1,314,420

7. Leases
Our operating leases consist primarily of the leases of seven inpatient behavioral health care facilities, our corporate office and the office for our contract management and EAP business. At December 31, 2008, future minimum lease payments under operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2009	$13,328
2010	10,450
2011	7,968
2012	5,463
2013	4,812
Thereafter	30,210

Total	$72,231

We entered into an agreement in 2008 to purchase a hospital building that was previously leased. Remaining payments of $19.0 million are due in 2009.
8. Income Taxes
Total provision for income taxes for the years ended December 31, 2008, 2007 and 2006 was allocated as follows (in thousands):

	2008	2007	2006
Provision for income taxes attributable to income from continuing operations	$66,117	$47,034	$37,011
Benefit from income taxes attributable to loss from discontinued operations	(131)	(127)	(228)

Total provision for income taxes	$65,986	$46,907	$36,783

The provision for income taxes attributable to income from continuing operations consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$43,338	$31,899	$9,684
State	4,983	4,937	2,341
Foreign	2,178	4,121	219

	50,499	40,957	12,244

Deferred:
Federal	13,371	8,078	24,132
State	2,044	(460)	342
Foreign	203	(1,541)	293

	15,618	6,077	24,767

Provision for income taxes	$66,117	$47,034	$37,011

The tax benefits associated with exercises of nonqualified stock options decreased the current tax liability by $3.1 million, $9.4 million and $4.4 million in 2008, 2007 and 2006, respectively. Such benefits were recorded as increases to stockholders’ equity.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax expense attributable to income from continuing operations is as follows (in thousands):

	2008	2007	2006
Federal tax	$60,897	$43,539	$34,307
State income taxes (net of federal)	4,568	2,910	1,744
Other	652	585	960

Provision for income taxes	$66,117	$47,034	$37,011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$9,146	$10,210
Allowance for doubtful accounts	13,488	11,218
Alternative minimum tax credit carryovers	794	1,150
Accrued liabilities	39,293	24,757

Total gross deferred tax assets	62,721	47,335
Less: Valuation allowance	(4,748)	(5,640)

Total deferred tax assets	57,973	41,695
Deferred tax liabilities:
Intangible assets	(37,567)	(16,611)
Property and equipment	(57,415)	(51,509)
Other	(2,658)	—

Net deferred tax liability	$(39,667)	$(26,425)

Deferred income taxes of $29.8 million and $22.7 million at December 31, 2008 and 2007, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $69.5 million and $49.1 million at December 31, 2008 and 2007, respectively.
GAAP requires that deferred income taxes reflect the tax consequences of differences between the tax basis of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have recorded valuation allowances of $4.7 million, $5.6 million and $3.0 million at December 31, 2008, 2007 and 2006, respectively. The net change in valuation allowance was a decrease of $0.9 million for the year ended December 31, 2008 and an increase of $2.6 million for the year ended December 31, 2007. Any subsequent changes to this valuation allowance will affect income tax expense.
As of December 31, 2008, we had an unrecognized deferred tax liability for temporary differences of $3.6 million related to investments in our Puerto Rico subsidiaries that are essentially permanent in duration.
As of December 31, 2008, we had federal net operating loss carryforwards of $8.5 million expiring in the years 2018 through 2027, state net operating loss carryforwards of $77.7 million expiring in various years through 2028, foreign net operating loss carryforwards of $11.7 million expiring through 2011 and an alternative minimum tax credit carryover of approximately $0.8 million available to reduce future federal income taxes.
We adopted FIN 48 effective January 1, 2007. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision. We had gross unrecognized tax benefits of $1.7 million and $1.3 million as of December 31, 2008 and 2007, respectively. The total amount of interest and penalties recognized in our consolidated balance sheet was $0.2 million as of December 31, 2008 and 2007. The net impact on provision for income tax of unrecognized tax benefits, if recognized, would have been $0.5 million and $0.3 million as of December 31, 2008 and 2007, respectively. Upon adoption of SFAS 141R on January 1, 2009, the net impact of unrecognized tax benefits on the provision for income taxes would be $1.1 million, if recognized.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance as of January 1, 2008	$1,272
Increases for tax positions taken in the current year	698
Reductions due to lapse of statute of limitations	(246)

Balance as of December 31, 2008	$1,724

Our tax years 2005 through 2008 remain open to examination by federal and state taxing authorities. In addition, our 2004 tax year remains open to examination in certain states.
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
Horizon Health has federal and state tax years which remain open to examination going back to 2005 and in certain states going back to 2004. We have no indemnification for any pre-acquisition liabilities that may result from examinations of Horizon Health income tax returns for pre-acquisition periods.
In the next twelve months we anticipate increases in unrecognized tax benefits of approximately $0.3 million related to certain state tax issues, and we anticipate potential reductions in unrecognized tax benefits of approximately $0.4 million related to certain state tax expired statutes of limitation.
9. Stock Option Plans
A maximum of 13,116,666 shares of our common stock are authorized for grant as stock options, restricted stock or other share-based compensation under the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Grants to employees generally vest in annual increments of 25% each year, commencing on the date of grant or one year after the date of grant. The exercise prices of stock options are equal to the closing sales prices of our common stock on the date of grant or the trading day immediately preceding the date of grant.
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
Stock option activity during 2008 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (in years)	Value
Outstanding at December 31, 2007	6,055	$28.41	n/a	n/a
Granted	1,590	$30.60	n/a	n/a
Canceled	(643)	$33.61	n/a	n/a
Exercised	(490)	$19.25	n/a	n/a

Outstanding at December 31, 2008	6,512	$28.98	7.5	$24,448

Exercisable at December 31, 2008	3,223	$23.59	6.4	$23,959

Of the 1.6 million stock options granted in 2008, approximately 65,000 stock options were granted to management employees related to recent acquisitions.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Restricted stock activity is as follows (number of restricted shares in thousands):

		Weighted
	Number	Average
	of	Grant-
	Restricted	Date Fair
	Shares	Value
Unvested at December 31, 2007	242	$40.20
Granted	318	$29.24
Canceled	—	$0.00
Vested	(62)	$39.99

Unvested at December 31, 2008	498	$33.23

We recognized $19.9 million, $16.1 million and $12.5 million in share-based compensation expense and approximately $7.6 million, $6.1 million and $4.7 million of related income tax benefit for the years ended December 31, 2008, 2007 and 2006, respectively. Share-based compensation expense for the year ended December 31, 2006 includes $2.2 million recorded in the quarter ended March 31, 2006 resulting from reversing the cancellation and accelerating the vesting of 89,014 stock options previously granted to our former Chief Operating Officer. Remaining share-based compensation expense was recorded as a result of adopting SFAS 123R. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.22, $0.18 and $0.14 per share for the years ended December 31, 2008, 2007 and 2006, respectively. Also as a result of adopting SFAS 123R, we classified $3.1 million, $9.4 million and $4.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised in 2008, 2007 and 2006, respectively, as a cash flow from financing activities in our Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006, respectively. Prior to the adoption of SFAS 123R, income tax benefits in excess of share-based compensation expense recognized on stock options exercised were classified as cash flows from operations. The fair value of our stock options was estimated using the Black-Scholes option pricing model. We recognize expense on all share-based awards on a straight-line basis over the requisite service period of the entire award.
The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Weighted average grant-date fair value of options	$11.02	$14.25	$9.96
Risk-free interest rate	3%	5%	5%
Expected volatility	34%	35%	31%
Expected life	5	5	4
Dividend yield	0%	0%	0%
Our estimate of expected volatility for stock options granted in 2008, 2007 and 2006 is based upon the historical volatility of our common stock. Our estimate of expected volatility for stock options granted prior to 2006 is based upon the historical volatility of comparable companies. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at December 31, 2008, we estimate remaining unrecognized share-based compensation expense to be approximately $43.6 million with a weighted average remaining amortization period of 2.6 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2008, 2007 and 2006 was $10.9 million, $31.2 million and $19.4 million, respectively.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
11. Contingencies and Health Care Regulation
     Contingencies
We are subject to various claims and legal actions which arise in the ordinary course of business. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $50.0 million. Effective December 31, 2008, we increased the insured excess limit to $75.0 million. We believe the ultimate resolution of such matters will be adequately covered by our self-insured reserves or insurance and will not have a material adverse effect on our financial position or results of operations.
     Employment Agreements
We entered into a new employment agreement with Joey A. Jacobs, our Chairman, President and Chief Executive Officer, on May 10, 2007. The employment agreement superseded Mr. Jacobs’ prior employment agreement with us. The employment agreement expires on December 31, 2009, but is subject to automatic annual renewals absent prior notice from either party of the intent not to renew the employment agreement. Pursuant to the employment agreement, Mr. Jacobs’ base salary, cash bonuses and incentive compensation are subject to adjustment from time to time at the discretion of the Compensation Committee.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
12. Related Party Transactions
William M. Petrie, M.D., a member of our Board of Directors, serves as President of Psychiatric Consultants, P.C. (“PCPC”), a practice group managed by us, owns a 14% interest in PCPC, and is the medical director of Rolling Hills Hospital, our facility in Franklin, TN. The initial term of the PCPC management agreement was for three years. It was most recently renewed for an additional three year term on April 11, 2006. The PCPC management agreement will continue to automatically renew for three year terms unless terminated by either party. Our management fee for PCPC is less than $0.2 million annually.
13. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), our owned and leased behavioral health care facilities segment is our only reportable segment. Our inpatient facilities are organized in a reporting structure comprised of divisions and markets. Each division/market qualifies as an operating segment under SFAS 131. However, we have aggregated our inpatient facility divisions/markets into one reportable segment based on the similarity of the economic characteristics of the divisions/markets. As of December 31, 2008, the owned and leased facilities segment provides mental health and behavioral heath services to patients in its 87 owned and 7 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Year Ended December 31, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,589,903	$176,074		$1,765,977

Adjusted EBITDA	$322,175	$35,440	$(44,753)	$312,862
Interest expense, net	28,557	638	49,453	78,648
Provision for income taxes	—	—	66,117	66,117
Depreciation and amortization	33,299	5,468	1,542	40,309
Inter-segment expenses	63,855	7,659	(71,514)	—
Other expenses:
Share-based compensation	—	—	19,913	19,913

Total other expenses	—	—	19,913	19,913

Income (loss) from continuing operations	$196,464	$21,675	$(110,264)	$107,875

Total assets	$2,222,072	$146,146	$136,542	$2,504,760

Capital expenditures	$118,269	$1,381	$4,335	$123,985

Cost in excess of net assets acquired	$1,113,161	$88,331	$—	$1,201,492

Year Ended December 31, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,336,554	$124,125	$—	$1,460,679

Adjusted EBITDA	$271,197	$21,850	$(38,632)	$254,415
Interest expense, net	30,347	513	44,118	74,978
Provision for income taxes	—	—	47,034	47,034
Depreciation and amortization	26,770	2,526	1,460	30,756
Inter-segment expenses	55,393	4,914	(60,307)	—
Other expenses:
Share-based compensation	—	—	16,104	16,104
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	24,283	24,283

Income (loss) from continuing operations	$158,687	$13,897	$(95,220)	$77,364

Total assets	$1,959,077	$104,989	$114,038	$2,178,104

Capital expenditures	$68,719	$425	$4,078	$73,222

Cost in excess of net assets acquired	$1,025,702	$45,573	$—	$1,071,275

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Year Ended December 31, 2006

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$958,318	$46,104	$—	$1,004,422

Adjusted EBITDA	$191,684	$8,075	$(28,568)	$171,191
Interest expense, net	13,426	(2)	26,879	40,303
Provision for income taxes	—	—	37,011	37,011
Depreciation and amortization	18,396	677	1,260	20,333
Inter-segment expenses	28,190	1,668	(29,858)	—
Other expenses:
Share-based compensation	—	—	12,535	12,535

Total other expenses	—	—	12,535	12,535

Income (loss) from continuing operations	$131,672	$5,732	$(76,395)	$61,009

Total assets	$1,454,607	$35,285	$89,429	$1,579,321

Capital expenditures	$28,858	$69	$4,889	$33,816

Cost in excess of net assets acquired	$736,599	$20,422	$—	$757,021

14. Other Information
A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2006	$15,061	$19,437	$12,023	$27,974	$18,547
Year ended December 31, 2007	18,547	27,482	12,982	23,613	35,398
Year ended December 31, 2008	35,398	34,606	—	21,122	48,882

(1)	Allowances as a result of acquisitions.
15. Quarterly Information (Unaudited)
Summarized results for each quarter in the years ended December 31, 2008 and 2007 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year
2008
Revenue	$423,829	$448,270	$448,015	$445,863	$1,765,977
Income from continuing operations	$25,289	$29,359	$28,605	$24,622	$107,875
Net income	$25,496	$29,059	$26,377	$24,021	$104,953

Earnings per share:
Basic	$0.46	$0.53	$0.48	$0.43	$1.89
Diluted	$0.46	$0.52	$0.47	$0.43	$1.87

2007
Revenue	$317,475	$348,671	$396,419	$398,114	$1,460,679
Income from continuing operations	$18,327	$15,308	$20,569	$23,160	$77,364
Net income	$18,125	$14,607	$20,325	$23,151	$76,208

Earnings per share:
Basic	$0.34	$0.27	$0.37	$0.42	$1.40
Diluted	$0.33	$0.26	$0.37	$0.42	$1.37
As discussed in Note 4, we elected to sell one inpatient behavioral health care facility and two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. We disposed of one inpatient behavioral health care facility in

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
2007. In accordance with SFAS 144, these operations, net of income tax, have been presented as discontinued operations and all prior quarterly data has been reclassified.
Our self-insured reserves for general and professional liability risks increased approximately $4.9 million at December 31, 2008 as compared to December 31, 2007, primarily as a result of the revised assessment in the fourth quarter of 2008 of certain claims at amounts higher than originally anticipated and the actuarial implications of such revisions.
We incurred a loss on refinancing long-term debt of approximately $8.2 million in the second quarter of 2007.
16. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of December 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$39,881	$11,390	$—	$51,271
Accounts receivable, net	—	240,513	7,792	(69)	248,236
Prepaids and other	—	86,203	15,595	(435)	101,363

Total current assets	—	366,597	34,777	(504)	400,870
Property and equipment, net of accumulated depreciation	—	788,100	57,647	(9,524)	836,223
Cost in excess of net assets acquired	—	1,201,492	—	—	1,201,492
Investment in subsidiaries	1,665,813	(545,345)	(23,526)	(1,096,942)	—
Other assets	12,633	2,506	27,971	23,065	66,175

Total assets	$1,678,446	$1,813,350	$96,869	$(1,083,905)	$2,504,760

Current Liabilities:
Accounts payable	$—	$34,605	$865	$(69)	$35,401
Salaries and benefits payable	—	87,617	1,727	(3,531)	85,813
Other accrued liabilities	28,786	43,958	3,798		76,542
Current portion of long-term debt	33,991	—	423	—	34,414

Total current liabilities	62,777	166,180	6,813	(3,600)	232,170
Long-term debt, less current portion	1,247,156	—	32,850	—	1,280,006
Deferred tax liability	—	69,471	—	—	69,471
Other liabilities	12,433	(61,852)	31,688	46,002	28,271

Total liabilities	1,322,366	173,799	71,351	42,402	1,609,918
Minority interest	—	—	—	4,957	4,957
Total stockholders’ equity (deficit)	356,080	1,639,551	25,518	(1,131,264)	889,885

Total liabilities and stockholders’ equity (deficit)	$1,678,446	$1,813,350	$96,869	$(1,083,905)	$2,504,760

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$19,154	$20,816	$—	$39,970
Accounts receivable, net	—	223,265	7,444	(109)	230,600
Prepaids and other	—	67,124	1,555	(444)	68,235

Total current assets	—	309,543	29,815	(553)	338,805
Property and equipment, net of accumulated depreciation	—	644,106	57,526	(9,497)	692,135
Cost in excess of net assets acquired	—	1,071,275	—	—	1,071,275
Investment in subsidiaries	1,544,533	(424,137)	(20,342)	(1,100,054)	—
Other assets	15,441	72,062	4,813	(16,427)	75,889

Total assets	$1,559,974	$1,672,849	$71,812	$(1,126,531)	$2,178,104

Current Liabilities:
Accounts payable	$—	$30,385	$1,059	$(448)	$30,996
Salaries and benefits payable	—	80,424	1,657	20	82,101
Other accrued liabilities	25,171	36,095	242	353	61,861
Current portion of long-term debt	5,619	—	397	—	6,016

Total current liabilities	30,790	146,904	3,355	(75)	180,974
Long-term debt, less current portion	1,132,735	—	33,273	—	1,166,008
Deferred tax liability	—	49,131	—	—	49,131
Other liabilities	2,659	5,636	13,550	1,245	23,090

Total liabilities	1,166,184	201,671	50,178	1,170	1,419,203
Minority interest	—	—	—	4,159	4,159
Total stockholders’ equity (deficit)	393,790	1,471,178	21,634	(1,131,860)	754,742

Total liabilities and stockholders’ equity (deficit)	$1,559,974	$1,672,849	$71,812	$(1,126,531)	$2,178,104

Condensed Consolidating Statement of Income
For the Twelve Months Ended December 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,714,726	$63,130	$(11,879)	$1,765,977
Salaries, wages and employee benefits	—	942,784	28,520	(20)	971,284
Professional fees	—	171,686	7,721	(100)	179,307
Supplies	—	92,678	2,410	—	95,088
Rentals and leases	—	27,014	397	(4,230)	23,181
Other operating expenses	—	164,347	13,397	(8,182)	169,562
Provision for doubtful accounts	—	33,705	901	—	34,606
Depreciation and amortization	—	38,347	2,269	(307)	40,309
Interest expense	77,398	—	1,250	—	78,648

	77,398	1,470,561	56,865	(12,839)	1,591,985
(Loss) income from continuing operations before income taxes	(77,398)	244,165	6,265	960	173,992
(Benefit from) provision for income taxes	(29,411)	92,783	2,381	364	66,117

(Loss) income from continuing operations	(47,987)	151,382	3,884	596	107,875
Loss from discontinued operations, net of tax	—	(2,922)	—	—	(2,922)

Net (loss) income	$(47,987)	$148,460	$3,884	$596	$104,953

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Condensed Consolidating Statement of Income
For the Twelve Months Ended December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,433,854	$39,903	$(13,078)	$1,460,679
Salaries, wages and employee benefits	—	794,907	15,068	2,530	812,505
Professional fees	—	141,172	4,855	(1,132)	144,895
Supplies	—	78,960	1,227	(17)	80,170
Rentals and leases	—	24,189	221	(4,006)	20,404
Other operating expenses	—	136,058	13,079	(12,225)	136,912
Provision for doubtful accounts	—	26,818	664	—	27,482
Depreciation and amortization	—	29,139	1,893	(276)	30,756
Interest expense	73,738	—	1,240	—	74,978
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	81,917	1,231,243	38,247	(15,126)	1,336,281
(Loss) income from continuing operations before income taxes	(81,917)	202,611	1,656	2,048	124,398
(Benefit from) provision for income taxes	(30,972)	76,606	626	774	47,034

(Loss) income from continuing operations	(50,945)	126,005	1,030	1,274	77,364
Loss from discontinued operations, net of taxes	—	(1,156)	—	—	(1,156)

Net (loss) income	$(50,945)	$124,849	$1,030	$1,274	$76,208

Condensed Consolidating Statement of Income
For the Three Months Ended December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,004,422	$11,601	$(11,601)	$1,004,422
Salaries, wages and employee benefits	—	567,762	—	—	567,762
Professional fees	—	94,889	1,023	(1,005)	94,907
Supplies	—	57,207	—	—	57,207
Rentals and leases	—	12,801	—	—	12,801
Other operating expenses	—	97,115	2,504	(5,967)	93,652
Provision for doubtful accounts	—	19,437	—	—	19,437
Depreciation and amortization	—	19,487	1,089	(243)	20,333
Interest expense	39,101	—	1,202	—	40,303

	39,101	868,698	5,818	(7,215)	906,402
(Loss) income from continuing operations before income taxes	(39,101)	135,724	5,783	(4,386)	98,020
(Benefit from) provision for income taxes	(14,764)	51,247	2,184	(1,656)	37,011

(Loss) income from continuing operations	(24,337)	84,477	3,599	(2,730)	61,009
Loss from discontinued operations, net of taxes	—	(377)	—	—	(377)

Net (loss) income	$(24,337)	$84,100	$3,599	$(2,730)	$60,632

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(47,987)	$148,086	$3,884	$596	$104,953
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	38,347	2,269	(307)	40,309
Amortization of loan costs and bond premium	2,168	—	45	—	2,213
Share-based compensation	—	19,913	—	—	19,913
Change in income tax assets and liabilities	—	(5,034)	—	—	(5,034)
Loss from discontinued operations, net of taxes	—	2,922	—	—	2,922
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(16,408)	(348)	—	(16,756)
Prepaids and other current assets	—	9,865	(14,040)	—	(4,175)
Accounts payable	—	2,582	(194)	—	2,388
Salaries and benefits payable	—	1,653	70	—	1,723
Accrued liabilities and other liabilities	(3,599)	(409)	(1,858)	—	(5,866)

Net cash (used in) provided by continuing operating activities	(49,418)	201,891	(10,172)	289	142,590
Net cash used in discontinued operating activities	—	(807)	—	—	(807)

Net cash (used in) provided by operating activities	(49,418)	201,084	(10,172)	289	141,783
Investing activities:
Cash paid for acquisitions, net of cash acquired	(166,156)	—	—	—	(166,156)
Capital purchases of property and equipment	—	(121,595)	(2,390)	—	(123,985)
Other assets	—	(1,668)	350	—	(1,318)

Net cash used in continuing investing activities	(166,156)	(123,263)	(2,040)	—	(291,459)
Net cash provided by discontinued investing activities	—	5,244	—	—	5,244

Net cash used in investing activities	(166,156)	(118,019)	(2,040)	—	(286,215)
Financing activities:
Net increase in revolving credit facility	149,333	—	—	—	149,333
Principal payments on long-term debt	(5,669)	—	(398)	—	(6,067)
Payment of loan and issuance costs	(59)	—	—	—	(59)
Excess tax benefits from share-based payment arrangements	3,052	—	—	—	3,052
Net transfers to and from members	59,443	(62,338)	3,184	(289)	—
Proceeds from exercises of common stock options	9,474	—	—	—	9,474

Net cash provided by (used in) financing activities	215,574	(62,338)	2,786	(289)	155,733

Net decrease in cash	—	20,727	(9,426)	—	11,301
Cash and cash equivalents at beginning of period	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of period	$—	$39,881	$11,390	$—	$51,271

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2007
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(50,945)	$124,849	$1,030	$1,274	$76,208
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	29,139	1,893	(276)	30,756
Amortization of loan costs and bond premium	2,106	—	45	—	2,151
Share-based compensation	—	16,104	—	—	16,104
Loss on refinancing long-term debt	8,179	—	—	—	8,179
Change in income tax assets and liabilities	—	8,193	446	—	8,639
Loss from discontinued operations, net of taxes	—	1,156	—	—	1,156
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,965)	578	—	(13,387)
Prepaids and other current assets	—	5,716	377	—	6,093
Accounts payable	—	(7,026)	(491)	—	(7,517)
Salaries and benefits payable	—	2,087	264	—	2,351
Accrued liabilities and other liabilities	10,965	(18,737)	1,426	—	(6,346)

Net cash provided by (used in) continuing operating activities	(29,695)	147,516	5,568	998	124,387
Net cash used in discontinued operating activities	—	1,134	—	—	1,134

Net cash provided by (used in) operating activities	(29,695)	148,650	5,568	998	125,521
Investing activities:
Cash paid for acquisitions, net of cash acquired	(462,820)	—	—	—	(462,820)
Capital purchases of property and equipment	—	(72,655)	(567)	—	(73,222)
Other assets	—	(2,866)	415	—	(2,451)

Net cash used in continuing investing activites	(462,820)	(75,521)	(152)	—	(538,493)
Net cash provided by discontinued investing activities	—	1,909	—	—	1,909

Net cash used in investing activities	(462,820)	(73,612)	(152)	—	(536,584)
Financing activities:
Net increase in revolving credit facility	(21,000)	—	—	—	(21,000)
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(40,936)	—	(345)	—	(41,281)
Payment of loan and issuance costs	(6,661)	—	—	—	(6,661)
Refinancing of long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	9,428	—	—	—	9,428
Net transfers to and from members	59,657	(59,048)	389	(998)	—
Proceeds from exercises of common stock options	17,279	—	—	—	17,279

Net cash provided by (used in) financing activities	429,515	(59,048)	44	(998)	432,513

Net (decrease) increase in cash	—	15,990	5,460	—	21,450
Cash and cash equivalents at beginning of period	—	3,164	15,356	—	18,520

Cash and cash equivalents at end of period	$—	$19,154	$20,816	$—	$39,970

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2006
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,337)	$84,100	$3,599	$(2,730)	$60,632
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,487	1,089	(243)	20,333
Amortization of loan costs and bond premium	1,627	—	45	—	1,672
Share-based compensation	—	12,535	—	—	12,535
Loss on refinancing long-term debt	—	—	—	—	—
Change in income tax assets and liabilities	—	35,205	117	—	35,322
Loss from discontinued operations, net of taxes	—	377	—	—	377
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(8,475)	—	—	(8,475)
Prepaids and other current assets	—	(11,504)	1,210	—	(10,294)
Accounts payable	—	227	—	—	227
Salaries and benefits payable	—	5,294	—	—	5,294
Accrued liabilities and other liabilities	(289)	3,393	2,155	—	5,259

Net cash provided by (used in) continuing operating activities	(22,999)	140,639	8,215	(2,973)	122,882
Net cash used in discontinued operating activities	—	971	—	—	971

Net cash provided by (used in) operating activities	(22,999)	141,610	8,215	(2,973)	123,853
Investing activities:
Cash paid for acquisitions, net of cash acquired	(385,078)	—	—	—	(385,078)
Capital purchases of property and equipment	—	(33,816)	—	—	(33,816)
Other assets	—	(611)	17	—	(594)

Net cash used in investing activities	(385,078)	(34,427)	17	—	(419,488)
Financing activities:
Net increase in revolving credit facility	101,000	—	—	—	101,000
Borrowings on long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(187)	—	(278)	—	(465)
Payment of loan and issuance costs	(1,576)	—	—	—	(1,576)
Refinancing of long-term debt	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	4,354	—	—	—	4,354
Net transfers to and from members	148,177	(147,967)	(3,183)	2,973	—
Proceeds from exercises of common stock options	6,309	—	—	—	6,309

Net cash provided by (used in) financing activities	408,077	(147,967)	(3,461)	2,973	259,622

Net (decrease) increase in cash	—	(40,784)	4,771	—	(36,013)
Cash and cash equivalents at beginning of period	—	43,948	10,585	—	54,533

Cash and cash equivalents at end of period	$—	$3,164	$15,356	$—	$18,520

17. Fair Value Measurements
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
18. Subsequent Event
In February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity of our revolving credit facility to

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
December 31, 2011. The remaining $100 million capacity under our revolving credit facility will mature on December 21, 2009, as originally scheduled. This amendment changes the interest rate on borrowings under our revolving credit facility to LIBOR plus an agreed upon spread ranging from 5.0% to 5.75% or prime plus an agreed upon spread ranging from 4.0% to 4.75%, depending upon a leverage ratio, as defined in the Credit Agreement. In addition, the commitment fee on the unused portion of our revolving credit facility will fluctuate between 0.75% and 1.0%, based upon a leverage ratio. Additionally, on February 25, 2009, we used excess cash to reduce the outstanding balance on the revolving credit facility to $195.0 million.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Joey A. Jacobs
Joey A. Jacobs
Chief Executive Officer

Dated: February 25, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joey A. Jacobs	Chairman of the Board, President	February 25, 2009
Joey A. Jacobs	and Chief Executive Officer (Principal Executive Officer)

/s/ Jack E. Polson	Executive Vice President, Chief	February 25, 2009
Jack E. Polson	Accounting Officer (Principal Financial and Accounting Officer)

/s/ Mark P. Clein	Director	February 25, 2009
Mark P. Clein

/s/ David M. Dill	Director	February 25, 2009
David M. Dill

/s/ Richard D. Gore	Director	February 25, 2009
Richard D. Gore

/s/ Christopher Grant, Jr.	Director	February 25, 2009
Christopher Grant, Jr.

/s/ William M. Petrie, M.D.	Director	February 25, 2009
William M. Petrie, M.D.

/s/ Edward K. Wissing	Director	February 25, 2009
Edward K. Wissing