Form 10-Q
period 2009-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2009-05-01
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2491707
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
6640 Carothers Parkway, Suite 500
Franklin, TN 37067
(Address of Principal Executive Offices, Including Zip Code)
(615) 312-5700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of April 30, 2009, 56,235,191 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$20,025	$51,271
Accounts receivable, less allowance for doubtful accounts of $50,392 and $48,882 for 2009 and 2008, respectively	257,051	248,236
Prepaids and other	84,042	101,363

Total current assets	361,118	400,870
Property and equipment, net of accumulated depreciation	857,705	836,223
Cost in excess of net assets acquired	1,201,595	1,201,492
Other assets	72,201	66,175

Total assets	$2,492,619	$2,504,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,968	$35,401
Salaries and benefits payable	81,973	85,813
Other accrued liabilities	66,608	76,542
Current portion of long-term debt	5,043	34,414

Total current liabilities	193,592	232,170
Long-term debt, less current portion	1,268,598	1,280,006
Deferred tax liability	72,617	69,471
Other liabilities	30,656	28,271

Total liabilities	1,565,463	1,609,918
Redeemable noncontrolling interest	5,096	4,957
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 56,234 and 55,934 issued and outstanding for 2009 and 2008, respectively	562	559
Additional paid-in capital	612,316	608,341
Accumulated other comprehensive loss	(2,880)	(3,695)
Retained earnings	312,062	284,680

Total stockholders’ equity	922,060	889,885

Total liabilities and stockholders’ equity	$2,492,619	$2,504,760

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$450,380	$423,829

Salaries, wages and employee benefits (including share-based compensation of $4,819 and $5,560 for 2009 and 2008, respectively)	252,733	235,448
Professional fees	43,947	42,859
Supplies	23,451	23,175
Rentals and leases	5,737	6,008
Other operating expenses	42,592	38,560
Provision for doubtful accounts	8,455	7,102
Depreciation and amortization	10,999	9,370
Interest expense	17,277	20,338

	405,191	382,860

Income from continuing operations before income taxes	45,189	40,969
Provision for income taxes	17,254	15,566

Income from continuing operations	27,935	25,403
(Loss) income from discontinued operations, net of income tax (benefit) provision of $(237) and $140 for 2009 and 2008, respectively	(414)	207

Net income	27,521	25,610
Less: Net income attributable to noncontrolling interest	(139)	(114)

Net income attributable to stockholders	$27,382	$25,496

Basic earnings per share:
Income from continuing operations attributable to stockholders	$0.50	$0.46
(Loss) income from discontinued operations, net of taxes	(0.01)	—

Net income attributable to stockholders	$0.49	$0.46

Diluted earnings per share:
Income from continuing operations attributable to stockholders	$0.50	$0.45
(Loss) income from discontinued operations, net of taxes	(0.01)	0.01

Net income attributable to stockholders	$0.49	$0.46

Shares used in computing per share amounts:
Basic	55,495	55,143
Diluted	55,968	55,799

Amounts attributable to stockholders:
Income from continuing operations, net of tax	$27,796	$25,289
Discontinued operations, net of tax	(414)	207

Net income	$27,382	$25,496

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2008	55,934	$559	$608,341	$(3,695)	$284,680	$889,885
Comprehensive income:
Net income attributable to stockholders	—	—	—	—	27,382	27,382
Change in fair value of interest rate swap, net of tax benefit of $546	—	—	—	815	—	815

Total comprehensive income						$28,197

Share-based compensation	—	—	4,819	—	—	4,819
Repurchase of common stock upon restricted stock vesting	(35)	—	(953)	—	—	(953)
Exercise of stock options and grants of restricted stock, net of issuance costs	335	3	337	—	—	340
Income tax effect of stock option exercises	—	—	(228)	—	—	(228)

Balance at March 31, 2009	56,234	$562	$612,316	$(2,880)	$312,062	$922,060

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$27,521	$25,610
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	10,999	9,370
Amortization of loan costs and bond premium	715	553
Share-based compensation	4,819	5,560
Change in income tax assets and liabilities	15,908	10,003
Loss (income) from discontinued operations, net of taxes	414	(207)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,821)	(18,569)
Prepaids and other current assets	1,440	(32)
Accounts payable	(2,816)	(524)
Salaries and benefits payable	(3,840)	(4,386)
Accrued liabilities and other liabilities	(6,061)	(15,116)

Net cash provided by continuing operating activities	40,278	12,262
Net cash used in discontinued operating activities	(98)	(694)

Net cash provided by operating activities	40,180	11,568

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(141,248)
Capital purchases of property and equipment	(24,682)	(22,932)
Other assets	(165)	(1,205)

Net cash used in investing activities	(24,847)	(165,385)

Financing activities:
Net (decrease) increase in revolving credit facility	(39,333)	130,000
Principal payments on long-term debt	(1,272)	(2,057)
Payment of loan and issuance costs	(5,363)	(12)
Repurchase of common stock upon restricted stock vesting	(953)	(209)
Proceeds from exercises of common stock options	342	879

Net cash (used in) provided by financing activities	(46,579)	128,601

Net decrease in cash	(31,246)	(25,216)
Cash and cash equivalents at beginning of the period	51,271	39,970

Cash and cash equivalents at end of the period	$20,025	$14,754

Effect of Acquisitions:
Assets acquired, net of cash acquired	$—	$144,289
Liabilities assumed	—	(3,041)

Cash paid for acquisitions, net of cash acquired	$—	$141,248

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
1. Recent Developments
In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. The remaining $100 million capacity under our revolving credit facility will mature on December 21, 2009.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.8% of net revenue for the three months ended March 31, 2009. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
3. Earnings Per Share
Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”), requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the potential dilution of securities that could share in our earnings. We have calculated earnings per share in accordance with SFAS 128 for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to stockholders	$27,796	$25,289
(Loss) income from discontinued operations, net of taxes	(414)	207

Net income attributable to stockholders	$27,382	$25,496

Denominator:
Weighted average shares outstanding for basic earnings per share	55,495	55,143
Effects of dilutive stock options and restricted stock outstanding	473	656

Shares used in computing diluted earnings per common share	55,968	55,799

Basic earnings per share:
Income from continuing operations attributable to stockholders	$0.50	$0.46
(Loss) income from discontinued operations, net of taxes	(0.01)	—

Net income attributable to stockholders	$0.49	$0.46

Diluted earnings per share:
Income from continuing operations attributable to stockholders	$0.50	$0.45
(Loss) income from discontinued operations, net of taxes	(0.01)	0.01

Net income attributable to stockholders	$0.49	$0.46

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
4. Share-Based Compensation
We recognized approximately $4.8 million and $5.6 million in share-based compensation expense and approximately $1.8 million and $2.1 million of related income tax benefit for the three months ended March 31, 2009 and 2008, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.05 and $0.06 per share for the three months ended March 31, 2009 and 2008, respectively. Income tax effect of share-based compensation expense on stock options exercised and restricted stock vested during the three months ended March 31, 2009 and 2008 were negligible.
Based on our stock option and restricted stock grants outstanding at March 31, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $44.7 million with a weighted average remaining life of 2.6 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the three months ended March 31, 2009 and 2008 was $3.8 million and $2.3 million, respectively.
We granted 285,950 stock options to employees during the three months ended March 31, 2009. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $5.22.
We granted 308,500 shares of restricted stock to employees during the three months ended March 31, 2009. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $16.94 per share.
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
The balance of cost in excess of net assets acquired (goodwill) was $1.2 billion as of March 31, 2009 and December 31, 2008.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Senior credit facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.9% and 3.4% at March 31, 2009 and December 31, 2008, respectively	$190,000	$229,333
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.3% and 3.1% at March 31, 2009 and December 31, 2008, respectively	567,688	568,625
7 3/4% Senior Subordinated Notes	475,666	475,841
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,170	33,273
Other	7,117	7,348

	1,273,641	1,314,420
Less current portion	5,043	34,414

Long-term debt	$1,268,598	$1,280,006

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility with Bank of America, N.A. (“Bank of America”) and a $575 million senior secured term loan facility with Citicorp North America, Inc. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. The remaining $100 million capacity under our revolving credit facility will mature on December 21, 2009. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. Lehman has committed to $8.3 million of the $100 million portion of our revolving credit facility maturing on December 21, 2009. As a result of the bankruptcy filing of Lehman on September 15, 2008, we have not been able to access any of Lehman’s remaining unfunded commitment of approximately $2.9 million as of March 31, 2009. Unless Lehman’s commitment is assumed by another party, the availability for future borrowings under our revolving credit facility may continue to be reduced by Lehman’s remaining unfunded commitment.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2009, we had $190.0 million in borrowings outstanding and $101.9 million available for future borrowings under the revolving credit facility. Until December 21, 2009, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. Beginning December 21, 2009 until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $200 million on our amended revolving credit facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $0.1 million for the three months ended March 31, 2009.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of March 31, 2009, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. We received a premium of 2.75% plus accrued interest from the sale of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. We also issued $220 million of the 7 3/4% Notes in 2005. Interest on the 7 3/4% Notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15.
Mortgage Loans
At March 31, 2009, we had $33.2 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $45.7 million at March 31, 2009.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan for a fixed interest rate of 3.8%. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis and are included in interest expense. The fair value of our interest rate swap at March 31, 2009 is reflected as an other current liability of $4.8 million, which represents an estimate of the fixed interest payments at 3.8% in excess of the LIBOR-indexed variable payments to be made until November 30, 2009. Changes in the fair value are included on our statement of stockholders’ equity in other comprehensive income, net of the income tax effect.
7. Income Taxes
The provision for income taxes from continuing operations for the three months ended March 31, 2009 and 2008 reflects an effective tax rate of approximately 38.3% and 38.1%, respectively.
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
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue	$1,982	$5,841

Operating expenses	2,633	5,494

(Loss) income from discontinued operations before income taxes	(651)	347
(Benefit) provision for income taxes	(237)	140

(Loss) income from discontinued operations, net of income taxes	$(414)	$207

9. Disclosures About Reportable Segments
In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), our owned and leased behavioral health care facilities segment is our only reportable segment. Our inpatient facilities are organized in a reporting structure comprised of divisions. Each division qualifies as an operating segment under SFAS 131. However, we have aggregated our inpatient facility divisions into one reportable segment based on the similarity of the economic characteristics of the divisions. As of March 31, 2009, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 89 owned and 6 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments under SFAS 131. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Three Months Ended March 31, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$407,027	$43,353	$—	$450,380

Adjusted EBITDA	$82,462	$8,252	$(12,430)	$78,284
Interest expense	7,236	79	9,962	17,277
Provision for income taxes	—	—	17,254	17,254
Depreciation and amortization	9,185	1,424	390	10,999
Inter-segment expenses	17,347	2,068	(19,415)	—
Other expenses:
Share-based compensation	—	—	4,819	4,819

Income (loss) from continuing operations	48,694	4,681	(25,440)	27,935
Less: Income attributable to noncontrolling interest	(139)	—	—	(139)

Income (loss) from continuing operations attributable to stockholders	$48,555	$4,681	$(25,440)	$27,796

Total assets	$2,250,108	$147,567	$94,944	$2,492,619

Three Months Ended March 31, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$382,446	$41,383	$—	$423,829

Adjusted EBITDA	$80,195	$7,960	$(11,918)	$76,237
Interest expense	7,076	214	13,048	20,338
Provision for income taxes	—	—	15,566	15,566
Depreciation and amortization	7,825	1,184	361	9,370
Inter-segment expenses	15,704	1,952	(17,656)	—
Other expenses:
Share-based compensation	—	—	5,560	5,560

Income (loss) from continuing operations	49,590	4,610	(28,797)	25,403
Less: Income attributable to noncontrolling interest	(114)	—	—	(114)

Income (loss) from continuing operations attributable to stockholders	$49,476	$4,610	$(28,797)	$25,289

Total assets	$2,114,577	$128,772	$84,513	$2,327,862

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of March 31, 2009 and 2008, and for the three months ended March 31, 2009 and 2008. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Condensed Consolidating Balance Sheet
As of March 31, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$12,500	$7,525	$—	$20,025
Accounts receivable, net	—	248,674	8,446	(69)	257,051
Prepaids and other	—	68,746	15,731	(435)	84,042

Total current assets	—	329,920	31,702	(504)	361,118
Property and equipment, net of accumulated depreciation	—	810,690	56,461	(9,446)	857,705
Cost in excess of net assets acquired	—	1,201,595	—	—	1,201,595
Investment in subsidiaries	1,593,045	(472,002)	(23,205)	(1,097,838)	—
Other assets	17,118	4,279	30,675	20,129	72,201

Total assets	$1,610,163	$1,874,482	$95,633	$(1,087,659)	$2,492,619

Current liabilities:
Accounts payable	$—	$39,085	$952	$(69)	$39,968
Salaries and benefits payable	—	80,967	1,498	(492)	81,973
Other accrued liabilities	18,909	47,402	732	(435)	66,608
Current portion of long-term debt	4,614	—	429	—	5,043

Total current liabilities	23,523	167,454	3,611	(996)	193,592
Long-term debt, less current portion	1,235,857	—	32,741	—	1,268,598
Deferred tax liability	—	72,617	—	—	72,617
Other liabilities	5,169	(46,357)	33,784	38,060	30,656

Total liabilities	1,264,549	193,714	70,136	37,064	1,565,463
Redeemable noncontrolling interest	—	—	—	5,096	5,096
Total stockholders’ equity	345,614	1,680,768	25,497	(1,129,819)	922,060

Total liabilities and stockholders’ equity	$1,610,163	$1,874,482	$95,633	$(1,087,659)	$2,492,619

Condensed Consolidating Balance Sheet
As of December 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$39,881	$11,390	$—	$51,271
Accounts receivable, net	—	240,513	7,792	(69)	248,236
Prepaids and other	—	86,203	15,595	(435)	101,363

Total current assets	—	366,597	34,777	(504)	400,870
Property and equipment, net of accumulated depreciation	—	788,100	57,647	(9,524)	836,223
Cost in excess of net assets acquired	—	1,201,492	—	—	1,201,492
Investment in subsidiaries	1,665,813	(545,345)	(23,526)	(1,096,942)	—
Other assets	12,633	2,506	27,971	23,065	66,175

Total assets	$1,678,446	$1,813,350	$96,869	$(1,083,905)	$2,504,760

Current liabilities:
Accounts payable	$—	$34,605	$865	$(69)	$35,401
Salaries and benefits payable	—	87,617	1,727	(3,531)	85,813
Other accrued liabilities	28,786	43,958	3,798	—	76,542
Current portion of long-term debt	33,991	—	423	—	34,414

Total current liabilities	62,777	166,180	6,813	(3,600)	232,170
Long-term debt, less current portion	1,247,156	—	32,850	—	1,280,006
Deferred tax liability	—	69,471	—	—	69,471
Other liabilities	12,433	(61,852)	31,688	46,002	28,271

Total liabilities	1,322,366	173,799	71,351	42,402	1,609,918
Redeemable noncontrolling interest	—	—	—	4,957	4,957
Total stockholders’ equity	356,080	1,639,551	25,518	(1,131,264)	889,885

Total liabilities and stockholders’ equity	$1,678,446	$1,813,350	$96,869	$(1,083,905)	$2,504,760

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$438,136	$13,538	$(1,294)	$450,380
Salaries, wages and employee benefits	—	245,904	6,829	—	252,733
Professional fees		42,264	2,963	(1,280)	43,947
Supplies	—	22,855	596	—	23,451
Rentals and leases	—	6,704	106	(1,073)	5,737
Other operating expenses	—	41,358	1,682	(448)	42,592
Provision for doubtful accounts	—	8,243	212	—	8,455
Depreciation and amortization	—	10,530	546	(77)	10,999
Interest expense	16,866	—	411	—	17,277

	16,866	377,858	13,345	(2,878)	405,191
(Loss) income from continuing operations before income taxes	(16,866)	60,278	193	1,584	45,189
(Benefit from) provision for income taxes	(6,426)	23,466	214	—	17,254

(Loss) income from continuing operations	(10,440)	36,812	(21)	1,584	27,935
Loss from discontinued operations, net of taxes	—	(414)	—	—	(414)

Net (loss) income	(10,440)	36,398	(21)	1,584	27,521
Less: Net income attributable to noncontrolling interest	—	—	—	(139)	(139)

Net (loss) income attributable to stockholders	$(10,440)	$36,398	$(21)	$1,445	$27,382

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$412,664	$13,596	$(2,431)	$423,829
Salaries, wages and employee benefits	—	228,248	7,200	—	235,448
Professional fees	—	41,009	1,850	—	42,859
Supplies	—	22,605	570	—	23,175
Rentals and leases	—	5,916	92	—	6,008
Other operating expenses	—	36,883	1,707	(30)	38,560
Provision for doubtful accounts	—	6,833	269	—	7,102
Depreciation and amortization	—	8,816	615	(61)	9,370
Interest expense	19,820	—	518	—	20,338

	19,820	350,310	12,821	(91)	382,860
(Loss) income from continuing operations before income taxes	(19,820)	62,354	775	(2,340)	40,969
(Benefit from) provision for income taxes	(7,591)	23,125	32	—	15,566

(Loss) income from continuing operations	(12,229)	39,229	743	(2,340)	25,403
Income from discontinued operations, net of taxes	—	207	—	—	207

Net (loss) income	(12,229)	39,436	743	(2,340)	25,610
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	(114)

Net (loss) income attributable to stockholders	$(12,229)	$39,436	$743	$(2,454)	$25,496

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(10,440)	$36,398	$(21)	$1,584	$27,521
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10,530	546	(77)	10,999
Amortization of loan costs and bond premium	715	—	—	—	715
Share-based compensation	—	4,819	—	—	4,819
Change in income tax assets and liabilities	—	15,908	—	—	15,908
Loss from discontinued operations, net of taxes	—	414	—	—	414
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(8,167)	(654)	—	(8,821)
Prepaids and other current assets	—	1,576	(136)	—	1,440
Accounts payable	—	(2,903)	87	—	(2,816)
Salaries and benefits payable	—	(3,611)	(229)	—	(3,840)
Accrued liabilities and other liabilities	—	(5,114)	(947)	—	(6,061)

Net cash (used in) provided by continuing operating activities	(9,725)	49,850	(1,354)	1,507	40,278
Net cash used in discontinued operating activities	—	(98)	—	—	(98)

Net cash (used in) provided by operating activities	(9,725)	49,752	(1,354)	1,507	40,180
Investing activities:
Capital purchases of property and equipment	—	(25,322)	640	—	(24,682)
Other assets	—	2,562	(2,727)	—	(165)

Net cash used in investing activities	—	(22,760)	(2,087)	—	(24,847)
Financing activities:
Net decrease in revolving credit facility	(39,333)	—	—	—	(39,333)
Principal payments on long-term debt	(1,170)	—	(102)	—	(1,272)
Payment of loan and issuance costs	(5,363)	—	—	—	(5,363)
Repurchase of common stock upon restricted stock vesting	(953)	—	—	—	(953)
Net transfers to and from members	56,202	(54,373)	(322)	(1,507)	—
Proceeds from exercises of common stock options	342	—	—	—	342

Net cash provided by (used in) financing activities	9,725	(54,373)	(424)	(1,507)	(46,579)

Net decrease in cash	—	(27,381)	(3,865)	—	(31,246)
Cash and cash equivalents at beginning of period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of period	$—	$12,500	$7,525	$—	$20,025

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(12,229)	$39,436	$743	$(2,340)	$25,610
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	8,816	615	(61)	9,370
Amortization of loan costs and bond premium	542	—	11	—	553
Share-based compensation	—	5,560	—	—	5,560
Change in income tax assets and liabilities	—	10,003	—	—	10,003
Income from discontinued operations, net of taxes	—	(207)	—	—	(207)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(18,064)	(505)	—	(18,569)
Prepaids and other current assets	—	13,865	(13,897)	—	(32)
Accounts payable	—	(649)	125	—	(524)
Salaries and benefits payable	—	(4,029)	(357)	—	(4,386)
Accrued liabilities and other liabilities	304	(16,050)	630	—	(15,116)

Net cash (used in) provided by continuing operating activities	(11,383)	38,681	(12,635)	(2,401)	12,262
Net cash used in discontinued operating activities	—	(694)	—	—	(694)

Net cash (used in) provided by operating activities	(11,383)	37,987	(12,635)	(2,401)	11,568
Investing activities:
Cash paid for acquisitions, net of cash acquired	(141,248)	—	—	—	(141,248)
Capital purchases of property and equipment	—	(22,673)	(259)	—	(22,932)
Other assets	—	(1,138)	(67)	—	(1,205)

Net cash used in investing activities	(141,248)	(23,811)	(326)	—	(165,385)
Financing activities:
Net increase in revolving credit facility	130,000	—	—	—	130,000
Principal payments on long-term debt	(1,961)	—	(96)	—	(2,057)
Payment of loan and issuance costs	(12)	—	—	—	(12)
Repurchase of common stock upon restricted stock vesting	(209)	—	—	—	(209)
Net transfers to and from members	23,934	(25,511)	(824)	2,401	—
Proceeds from exercises of common stock options	879	—	—	—	879

Net cash provided by (used in) financing activities	152,631	(25,511)	(920)	2,401	128,601

Net decrease in cash	—	(11,335)	(13,881)	—	(25,216)
Cash and cash equivalents at beginning of period	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of period	$—	$7,819	$6,935	$—	$14,754

Effect of Acquisitions:
Assets acquired, net of cash acquired	144,289	—	—	—	144,289
Liabilities assumed	(3,041)	—	—	—	(3,041)

Cash paid for acquisitions, net of cash acquired	$141,248	$—	$—	$—	$141,248

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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
12. Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 on January 1, 2009.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), to replace SFAS No. 141, Business Combinations. SFAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, requires acquisition-related costs to be expensed as incurred and broadens the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. We adopted SFAS 141R on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. We adopted SFAS 160 on January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results of operations.
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
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

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
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 3.4% for the three months ended March 31, 2009 compared to the same period in 2008. Our same-facility growth was primarily the result of increases in patient days and revenue per patient day of 0.5% and 2.8%, respectively. Same-facility growth refers to the comparison of each inpatient facility owned during 2008 with the comparable period in 2009, adjusted for closures and combinations for comparability purposes.
     Income from continuing operations before income taxes increased to $45.2 million, or 10.0% of revenue, for the three months ended March 31, 2009 as compared to $41.0 million, or 9.7% of revenue, during the same period of 2008. The $4.2 million increase in income from continuing operations before income taxes for the three months ended March 31, 2009 compared to the same period of 2008 was primarily the result of the following:
•	operating results from the March 1, 2008 acquisition of five behavioral health care facilities from UMC;

•	same-facility growth at our behavioral health care facilities in patient days of 0.5% and revenue per patient day of 2.8%;

•	a reduction in interest expense as a percentage of revenue to 3.8% for the three months ended March 31, 2009 compared to 4.8% in the same period of 2008 due primarily to a decrease in interest rates on our variable rate debt; and

•	a decrease in share-based compensation expense of $0.7 million.
     Our operating results for the three months ended March 31, 2009 as compared to the same period of 2008 were negatively impacted by the following items:
•	one of our behavioral health care hospitals in Chicago, Illinois experienced a decline in operating results primarily due to a hold on admissions placed on this facility by the Illinois Department of Children and Family Services that began in 2008 and costs of professional services related to a United States Department of Justice investigation; and

•	an increase in our self-insured general and professional liability insurance expense as a percentage of revenue.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.4% and 90.2% of our total revenue for the three months ended March 31, 2009 and 2008, respectively.
Other Revenue
     Other behavioral health care services accounted for 9.6% and 9.8% of our revenue for the three months ended March 31, 2009 and 2008, respectively. This portion of our business primarily consists of our contract management and employee assistance program (“EAP”) businesses. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Our EAP business contracts with employers to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Revenue	$450,380	100.0%	$423,829	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $4,819 and $5,560 for 2009 and 2008, respectively)	252,733	56.2%	235,448	55.5%
Professional fees	43,947	9.8%	42,859	10.1%
Supplies	23,451	5.2%	23,175	5.5%
Provision for doubtful accounts	8,455	1.9%	7,102	1.7%
Other operating expenses	48,329	10.7%	44,568	10.5%
Depreciation and amortization	10,999	2.4%	9,370	2.2%
Interest expense, net	17,277	3.8%	20,338	4.8%

Income from continuing operations before income taxes	45,189	10.0%	40,969	9.7%
Provision for income taxes	17,254	3.8%	15,566	3.7%

Income from continuing operations	27,935	6.2%	25,403	6.0%
Less: Income attributable to noncontrolling interest	(139)	0.0%	(114)	0.0%

Income from continuing operations attributable to stockholders	$27,796	6.2%	$25,289	6.0%

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008
     The following table compares key total facility statistics and same-facility statistics for the three months ended March 31, 2009 and 2008 for our owned and leased inpatient facilities:

	Three Months Ended March 31,		%
	2009	2008	Change
Same-facility results:
Revenue (in thousands)	$395,339	$382,446	3.4%
Admissions	41,824	40,480	3.3%
Patient days	675,404	672,227	0.5%
Average length of stay (in days)	16.1	16.6	-3.0%
Revenue per patient day	$585	$569	2.8%

Total facility results:
Revenue (in thousands)	$407,027	$382,446	6.4%
Admissions	43,410	40,480	7.2%
Patient days	696,171	672,227	3.6%
Average length of stay (in days)	16.0	16.6	-3.6%
Revenue per patient day	$585	$569	2.8%
     Revenue. Revenue from continuing operations increased $26.6 million, or 6.3%, to $450.4 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenue from owned and leased inpatient facilities increased $24.6 million, or 6.4%, to $407.0 million in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisition of five inpatient facilities from UMC in 2008 and to same-facility growth in patient days of 0.5% and revenue per patient day of 2.8%. Other revenue was $43.4 million in 2009 compared to $41.4 million in 2008, an increase of $2.0 million, resulting primarily from EAP operations acquired during 2008.

     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $252.7 million for the three months ended March 31, 2009 compared to $235.4 million for the three months ended March 31, 2008, an increase of $17.3 million, or 7.3%. SWB expense includes $4.8 million and $5.6 million of shared-based compensation expense for the quarters ended March 31, 2009 and 2008, respectively. Based on our stock option and restricted stock grants outstanding at March 31, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $44.7 million with a weighted-average remaining amortization period of 2.6 years. Excluding share-based compensation expense, SWB expense was $247.9 million, or 55.0% of total revenue, for the three months ended March 31, 2009 compared to $229.9 million, or 54.2% of total revenue, for the three months ended March 31, 2008. SWB expense for owned and leased inpatient facilities was $222.4 million in 2009, or 54.6% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $216.3 million in 2009, or 54.7% of revenue, compared to $206.1 million in 2008, or 53.9% of revenue. This increase in same-facility SWB expense as a percent of revenue is primarily the result of utilization of employees to provide services to our patients as opposed to contract labor included in professional fees as well as the transition to our new Rolling Hills facility, which replaced the Nashville Rehab facility. SWB expense for other operations was $16.4 million in 2009 compared to $15.5 million in 2008. This increase in SWB expense for other operations is primarily the result of EAP businesses acquired during 2008. SWB expense for our corporate office was $14.0 million, including $4.8 million in share-based compensation, for 2009 compared to $13.6 million, including $5.6 million in shared-based compensation, for 2008.
     Professional fees. Professional fees were $43.9 million for the three months ended March 31, 2009, or 9.8% of total revenue, compared to $42.9 million for the three months ended March 31, 2008, or 10.1% of total revenue. Professional fees for owned and leased inpatient facilities were $37.0 million in 2009, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $35.8 million in 2009, or 9.1% of revenue, compared to $35.6 million in 2008, or 9.3% of revenue. Professional fees for other operations and our corporate office decreased to $6.9 million in 2009 compared to $7.2 million in 2008.
     Supplies. Supplies expense was $23.5 million for the three months ended March 31, 2009, or 5.2% of total revenue, compared to $23.2 million for the three months ended March 31, 2008, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.0 million in 2009, or 5.7% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $22.2 million in 2009, or 5.6% of revenue, compared to $22.8 million in 2008, or 6.0% of revenue. Supplies expense for other operations as well as our corporate office is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $8.5 million for the three months ended March 31, 2009, or 1.9% of total revenue, compared to $7.1 million for the three months ended March 31, 2008, or 1.7% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $48.3 million for the three months ended March 31, 2009, or 10.7% of total revenue, compared to $44.6 million for the three months ended March 31, 2008, or 10.5% of total revenue. Other operating expenses for owned and leased inpatient facilities were $33.7 million in 2009, or 8.3% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $32.7 million in 2009, or 8.3% of revenue, compared to $30.2 million in 2008, or 7.9% of revenue. The increase in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of an increase in our self-insured general and professional liability insurance expense as a percent of revenue. Other operating expenses for other operations and our corporate office increased to $14.7 million in 2009 compared to $14.2 million in 2008.
     Depreciation and amortization. Depreciation and amortization expense increased to $11.0 million for the three months ended March 31, 2009 compared to $9.4 million for the three months ended March 31, 2008, primarily as a result of the acquisitions of inpatient facilities and expansion capital expenditures during 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $17.3 million for the three months ended March 31, 2009 compared to $20.3 million for the three months ended March 31, 2008 primarily as a result of a reduction in interest rates on our variable rate debt. In February 2009, as part of an amendment to our revolving credit facility, the interest rate margins on borrowings based on LIBOR were increased to a range of 5.0% to 5.75% from 1.25% to 2.25% depending upon a certain leverage ratio.
     Income attributable to noncontrolling interest. We own a controlling interest in a joint venture that owns one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of this joint venture’s net profit belonging to the noncontrolling partner.
     (Loss) Income from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $0.4 million for the three months ended March 31, 2009. The income from discontinued operations, net of income tax effect, was $0.2 million for the three months ended March 31, 2008. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. Accordingly, these operations are included in discontinued operations.

Liquidity and Capital Resources
     Working capital at March 31, 2009 was $167.5 million, including cash and cash equivalents of $20.0 million, compared to working capital of $168.7 million, including cash and cash equivalents of $51.3 million, at December 31, 2008. The decrease in cash and cash equivalents in 2009 was largely the result of using excess cash to reduce the outstanding debt balance on our revolving credit facility, $29.3 million of which was classified as a current liability at December 31, 2008. Other significant changes in working capital in 2009 included an increase in accounts receivable of $8.8 million, a decrease in accrued interest expense of $8.5 million and a decrease in income tax receivables of $14.5 million. The increase in accounts receivable is primarily the result of increases in same-facility revenue and receivables generated from businesses acquired in 2008. Our consolidated day’s sales outstanding were 52 and 51 at March 31, 2009 and December 31, 2008, respectively.
     Cash provided by continuing operating activities was $40.3 million for the three months ended March 31, 2009 compared to $12.3 million for the three months ended March 31, 2008. The increase in cash flows from continuing operating activities was primarily cash provided by the facilities acquired from UMC and changes in working capital, including a reduction in payments for income taxes and interest.
     Cash used in investing activities was $24.8 million for the three months ended March 31, 2009 compared to $165.4 million for the three months ended March 31, 2008. Cash used in investing activities for the three months ended March 31, 2009 was primarily the result of $24.7 million paid for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $10.3 million and $14.1 million, respectively, for the three months ended March 31, 2009. We expect expansion expenditures to continue during 2009 as a result of planned capital expansion projects, which are expected to add approximately 400 new beds to our inpatient facilities. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. We expect to pay $18.5 million in the second quarter of 2009 to purchase a previously leased facility. Cash used in investing activities for the three months ended March 31, 2008 consisted primarily of $141.2 million in cash paid for acquisitions and $22.9 million paid for purchases of fixed assets. Acquisitions in 2008 consisted primarily of five inpatient behavioral health care facilities acquired from UMC and EAP acquisitions.
     Cash used in financing activities was $46.6 million for the three months ended March 31, 2009 compared to cash provided by financing activities of $128.6 million for the three months ended March 31, 2008. Cash used in financing activities for the three months ended March 31, 2009 consisted primarily of $39.3 million of payments on the balance due under our revolving credit facility. Cash used in financing activities for the three months ended March 31, 2009 also included $5.4 million paid to lenders in connection with the amendment of our revolving credit facility during February 2009. Cash provided by financing activities for the three months ended March 31, 2008 primarily resulted from $130.0 million borrowed under our revolving credit facility that was used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes.
     We have a universal shelf registration statement on Form S-3 under which we may sell an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities. We may from time to time offer these securities in one or more series, in amounts, at prices and on terms satisfactory to us. The universal shelf registration statement will expire on November 30, 2009. We plan to file a new universal shelf registration statement to register an indeterminate amount of our securities prior to the expiration of our current universal shelf registration statement.
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. Pursuant to this interest rate swap agreement, we exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap agreement at March 31, 2009 is reflected as an other current liability of $4.8 million.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities and other operations, and we will incur continued expenditures on expansion projects. Management continually assesses our capital needs, and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, for facility expansions, for payment of indebtedness or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities or make capital expenditures.

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.9% at March 31, 2009	$190,000	$—	$190,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.3% at March 31, 2009	567,688	3,750	7,500	556,438	—
7 3/4% Senior Subordinated Notes due July 15, 2015	475,666	—	—	—	475,666
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,170	430	943	1,067	30,730

	1,266,524	4,180	198,443	557,505	506,396

Lease and other obligations	111,444	38,732	19,505	12,199	41,008

Total contractual obligations	$1,377,968	$42,912	$217,948	$569,704	$547,404

(1)	Excludes capital lease obligations and other obligations of $7.1 million, which are included in lease and other obligations.
     The fair value of our $470.0 million in principal amount of 7 3/4% Notes was approximately $424.2 million and $343.7 million as of March 31, 2009 and December 31, 2008, respectively. The fair values of our revolving credit facility and senior secured term loan facility were approximately $162.7 million and $506.7 million, respectively, as of March 31, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $446.4 million, respectively, as of December 31, 2008. The carrying value of our other long-term debt, including current maturities, of $40.3 million and $40.6 million at March 31, 2009 and December 31, 2008, respectively, approximated fair value. We had $190.0 million and $567.7 million, respectively, of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility as of March 31, 2009. As a result of our interest rate swap agreement to exchange interest rate payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $342.7 million as of March 31, 2009. At our March 31, 2009 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $1.2 million.
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
     Professional and General Liability
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of $3.0 million with an insured excess limit of $75.0 million. The self-insured reserves for professional and general liability risks are estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This self-insurance reserve is discounted to its present value using a 5% discount rate. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often limits timely adjustments to the assumptions used in these estimates.
     Income Taxes
     As part of our process for preparing our consolidated financial statements, our management is required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax benefit or expense of future deductible and taxable temporary differences. The tax effects of future deductible and taxable temporary differences are recorded as deferred tax assets and liabilities which are components of our balance sheet. Management then assesses our ability to realize the deferred tax assets based on reversals of deferred tax liabilities and, if necessary, estimates of future taxable income. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Management must also assess the impact of our acquisitions on the realization of deferred tax assets subject to a valuation allowance to determine if all or a portion of the valuation allowance will be offset by reversing taxable differences or future taxable income of the acquired entity. To the extent the valuation allowance can be reversed due to the estimated future taxable income of an acquired entity, then our valuation allowance is reduced accordingly as an adjustment to income tax expense.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities and including our interest rate swap, approximately $733.8 million of our long-term debt outstanding at March 31, 2009 was subject to a weighted-average fixed interest rate of 7.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $342.7 million outstanding at March 31, 2009 (excluding $225 million associated with our interest rate swap) and on which interest is generally payable at LIBOR plus 1.75%, and our $300.0 million revolving credit facility, which had a $190.0 million balance outstanding at March 31, 2009 and on which interest is generally payable at LIBOR plus 5.0% to 5.75% (depending on a certain leverage ratio). Additionally, we have entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $1.2 million on an annual basis based upon our borrowing level at March 31, 2009. In the event we draw on our revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change.

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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     The following table provides information relating to our purchase of common stock during the first quarter of 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (1)	Paid Per Share	Programs	Programs
January 1, 2009 through January 31, 2009	—	$—	N/A	N/A
February 1, 2009 through February 28, 2009	35,091	27.18	N/A	N/A
March 1, 2009 through March 31, 2009	—	—	N/A	N/A
Total	35,091	$27.18	N/A	N/A

(1)	All of the shares listed were surrendered by our employees in satisfaction of the employees’ tax liabilities related to the vesting of restricted stock. The surrender of shares by our employees was made in accordance with the terms of restricted stock agreements between the employees and us and did not involve any payments by us. We currently do not have a stock repurchase program.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

10.1*	Incremental Facility Amendment, dated as of February 25, 2009, to the Second Amended and Restated Credit Agreement, as amended, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, Community Cornerstones, Inc., FHP — Puerto Rico, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, the incremental revolving credit lenders party thereto, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Barclays Bank PLC, as syndication agent, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as documentation agents.

10.2	Psychiatric Solutions, Inc. 2009 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 6, 2009).

10.3	Psychiatric Solutions, Inc. 2009 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 6, 2009).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: May 1, 2009