Form 10-Q
period 2009-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2009-07-29
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2009, 56,249,313 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,256	$51,271
Accounts receivable, less allowance for doubtful accounts of $51,877 and $48,791 for 2009 and 2008, respectively	249,305	247,727
Prepaids and other	90,880	101,370

Total current assets	354,441	400,368
Property and equipment, net of accumulated depreciation	881,068	835,180
Cost in excess of net assets acquired	1,200,272	1,200,186
Other assets	70,707	68,524

Total assets	$2,506,488	$2,504,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,090	$35,224
Salaries and benefits payable	88,518	85,508
Other accrued liabilities	60,171	76,522
Current portion of long-term debt	5,014	34,414

Total current liabilities	189,793	231,668
Long-term debt, less current portion	1,244,003	1,280,006
Deferred tax liability	77,099	69,471
Other liabilities	29,034	28,271

Total liabilities	1,539,929	1,609,416
Redeemable noncontrolling interest	4,579	4,957
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 56,256 and 55,934 issued and outstanding for 2009 and 2008, respectively	563	559
Additional paid-in capital	616,905	608,341
Accumulated other comprehensive loss	(1,958)	(3,695)
Retained earnings	346,470	284,680

Total stockholders’ equity	961,980	889,885

Total liabilities and stockholders’ equity	$2,506,488	$2,504,258

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$470,922	$446,327	$920,751	$868,010

Salaries, wages and employee benefits (including share-based compensation of $4,457, $4,517, $9,276 and $10,077 for the respective three and six month periods in 2009 and 2008)	257,525	243,336	509,304	477,325
Professional fees	46,171	45,705	89,970	88,355
Supplies	23,918	24,120	47,296	47,139
Rentals and leases	5,622	5,916	11,340	11,908
Other operating expenses	42,143	41,398	84,585	79,790
Provision for doubtful accounts	8,372	8,664	16,819	15,759
Depreciation and amortization	11,397	10,006	22,376	19,351
Interest expense	18,825	19,764	36,102	40,103

	413,973	398,909	817,792	779,730

Income from continuing operations before income taxes	56,949	47,418	102,959	88,280
Provision for income taxes	21,720	17,925	39,301	33,453

Income from continuing operations	35,229	29,493	63,658	54,827
Loss from discontinued operations, net of income tax (benefit) provision of $(310), $(121), $(875) and $57 for the respective three and six month periods of 2009 and 2008	(615)	(296)	(1,523)	(20)

Net income	34,614	29,197	62,135	54,807
Less: Net income attributable to noncontrolling interest	(206)	(138)	(345)	(252)

Net income attributable to PSI stockholders	$34,408	$29,059	$61,790	$54,555

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.63	$0.53	$1.14	$0.99
Loss from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income attributable to PSI stockholders	$0.62	$0.53	$1.11	$0.99

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.63	$0.52	$1.13	$0.97
Loss from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income attributable to PSI stockholders	$0.62	$0.52	$1.10	$0.97

Shares used in computing per share amounts:
Basic	55,559	55,279	55,531	55,211
Diluted	55,921	56,233	55,948	56,016

Amounts attributable to PSI stockholders:
Income from continuing operations, net of tax	$35,023	$29,355	$63,313	$54,575
Loss from discontinued operations, net of taxes	(615)	(296)	(1,523)	(20)

Net income	$34,408	$29,059	$61,790	$54,555

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2008	55,934	$559	$608,341	$(3,695)	$284,680	$889,885
Comprehensive income:
Net income attributable to PSI stockholders	—	—	—	—	61,790	61,790
Change in fair value of interest rate swap, net of tax expense of $1,163	—	—	—	1,737	—	1,737

Total comprehensive income						$63,527

Share-based compensation	—	—	9,276	—	—	9,276
Repurchase of common stock upon restricted stock vesting	(35)	—	(953)	—	—	(953)
Exercise of stock options and grants of restricted stock, net of issuance costs	357	4	368	—	—	372
Income tax effect of stock option exercises	—	—	(127)	—	—	(127)

Balance at June 30, 2009	56,256	$563	$616,905	$(1,958)	$346,470	$961,980

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$62,135	$54,807
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	22,376	19,351
Amortization of loan costs and bond discount	2,034	1,105
Share-based compensation	9,276	10,077
Change in income tax assets and liabilities	21,579	432
Loss from discontinued operations, net of taxes	1,523	20
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,584)	(30,084)
Prepaids and other current assets	463	385
Accounts payable	(2,689)	(1,448)
Salaries and benefits payable	3,010	2,608
Accrued liabilities and other liabilities	2,100	(3,357)

Net cash provided by continuing operating activities	120,223	53,896
Net cash used in discontinued operating activities	(1,973)	(1,693)

Net cash provided by operating activities	118,250	52,203

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(157,953)
Cash paid for real estate acquisition	(18,996)	—
Capital purchases of property and equipment	(62,629)	(48,769)
Other assets	419	(481)

Net cash used in continuing investing activities	(81,206)	(207,203)
Net cash provided by discontinued investing activities	—	1,276

Net cash used in investing activities	(81,206)	(205,927)

Financing activities:
Net (decrease) increase in revolving credit facility	(169,333)	130,000
Borrowings on long-term debt	106,500	—
Principal payments on long-term debt	(2,553)	(2,487)
Payment of loan and issuance costs	(8,110)	(30)
Excess tax benefits from share-based payment arrangements	—	815
Repurchase of common stock upon restricted stock vesting	(953)	(209)
Proceeds from exercises of common stock options	390	4,445

Net cash (used in) provided by financing activities	(74,059)	132,534

Net decrease in cash	(37,015)	(21,190)
Cash and cash equivalents at beginning of the period	51,271	39,970

Cash and cash equivalents at end of the period	$14,256	$18,780

Effect of Acquisitions:
Assets acquired, net of cash acquired	$—	$164,558
Liabilities assumed	—	(6,605)

Cash paid for acquisitions, net of cash acquired	$—	$157,953

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
1. Recent Developments
In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee.
In May 2009, we received $106.5 million upon the issuance of $120 million of our 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) and used the proceeds to repay a portion of the outstanding balance of our revolving credit facility. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. The remaining $100 million capacity under our revolving credit facility is scheduled to mature on December 21, 2009. At June 30, 2009, we had $60.0 million in borrowings outstanding under our revolving credit facility.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.6% of net revenue for the six months ended June 30, 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. We have evaluated subsequent events through July 29, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
3. Earnings Per Share
GAAP requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the potential dilution of securities that could share in our earnings. We have calculated earnings per share accordingly for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$35,023	$29,355	$63,313	$54,575
Loss from discontinued operations, net of taxes	(615)	(296)	(1,523)	(20)

Net income attributable to PSI stockholders	$34,408	$29,059	$61,790	$54,555

Denominator:
Weighted average shares outstanding for basic earnings per share	55,559	55,279	55,531	55,211
Effects of dilutive stock options and restriced stock outstanding	362	954	417	805

Shares used in computing diluted earnings per common share	55,921	56,233	55,948	56,016

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.63	$0.53	$1.14	$0.99
Loss from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income attributable to PSI stockholders	$0.62	$0.53	$1.11	$0.99

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.63	$0.52	$1.13	$0.97
Loss from discontinued operations, net of taxes	(0.01)	—	(0.03)	—

Net income attributable to PSI stockholders	$0.62	$0.52	$1.10	$0.97

4. Share-Based Compensation
We recognized approximately $4.5 million in share-based compensation expense and approximately $1.7 million of related income tax benefit for each of the three months ended June 30, 2009 and 2008. We recognized approximately $9.3 million and $10.1 million in share-based compensation expense and approximately $3.6 million and $3.9 million of related income tax benefit for the six months ended June 30, 2009 and 2008, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.05 per share for each of the three months ended June 30, 2009 and 2008. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.10 and $0.11 per share for the six months ended June 30, 2009 and 2008, respectively. Income tax effect of share-based compensation expense on stock options exercised and restricted stock vested during the six months ended June 30, 2009 was negligible. We classified approximately $0.8 million in income tax benefits in excess of share-based compensation expense on stock options exercised and restricted stock vested in 2008 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008.
Based on our stock option and restricted stock grants outstanding at June 30, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $40.4 million with a weighted average remaining vesting period of 2.4 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the six months ended June 30, 2009 and 2008 was approximately $3.9 million and $5.7 million, respectively.
We granted 330,100 stock options to employees during the six months ended June 30, 2009. These options vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $5.55.
We granted 327,700 shares of restricted stock to employees and non-employee members of our board of directors during the six months ended June 30, 2009. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $17.14 per share.
5. Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
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
The balance of cost in excess of net assets acquired (goodwill) was $1.2 billion as of June 30, 2009 and December 31, 2008.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior credit facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.8% and 3.4% at June 30, 2009 and December 31, 2008, respectively	$60,000	$229,333
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.1% and 3.1% at June 30, 2009 and December 31, 2008, respectively	566,750	568,625
7 3/4% Senior Subordinated Notes	582,223	475,841
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,065	33,273
Other	6,979	7,348

	1,249,017	1,314,420
Less current portion	5,014	34,414

Long-term debt	$1,244,003	$1,280,006

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility with Bank of America, N.A. (“Bank of America”) and a $575 million senior secured term loan facility with Citicorp North America, Inc. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. The remaining $100 million capacity under our revolving credit facility is scheduled to mature on December 21, 2009. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Lehman Brothers Commercial Paper (“Lehman”) is a participant in our revolving credit facility. Lehman has committed to $8.3 million of the $100 million portion of our revolving credit facility maturing on December 21, 2009. As a result of the bankruptcy filing of Lehman on September 15, 2008, we have not been able to access any of Lehman’s remaining unfunded commitment of approximately $6.5 million as of June 30, 2009. Unless Lehman’s commitment is assumed by another party, the availability for future borrowings under our revolving credit facility may continue to be reduced by Lehman’s remaining unfunded commitment.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2009, we had $60.0 million in borrowings outstanding and $228.6 million available for future borrowings under the revolving credit facility. Until December 21, 2009, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. Beginning December 21, 2009 until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $200 million on our revolving credit facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
between 0.75% and 1.0% per annum. Commitment fees were approximately $0.4 million for the six months ended June 30, 2009.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of June 30, 2009, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Notes mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. In May 2009, we issued $120 million of the 7 3/4% Notes at a discount of 11.25%. This discount is being amortized over the remaining life of the 7 3/4% Notes using the effective interest rate method, which results in an effective interest rate of 10.2% per annum on the $120 million issuance. We received a premium of 2.75% plus accrued interest from the sale of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% per annum on the $250 million issuance. We also issued $220 million of the 7 3/4% Notes in 2005. Interest on the 7 3/4% Notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15.
Mortgage Loans
At June 30, 2009, we had $33.1 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $48.7 million at June 30, 2009.
Interest Rate Swap Agreement
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate of 3.8%. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis and are included in interest expense. The fair value of our interest rate swap at June 30, 2009 is recorded in other accrued liabilities on our condensed consolidated balance sheet at $3.3 million, which represents an estimate of the fixed interest payments in excess of the LIBOR-indexed variable payments to be made until November 30, 2009. Changes in the net fair value are included on our statement of stockholders’ equity in other comprehensive income, net of the income tax effect.
7. Income Taxes
The provision for income taxes from continuing operations for the six months ended June 30, 2009 and 2008 reflects an effective tax rate of approximately 38.3% and 38.0%, respectively.
8. Discontinued Operations
GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During 2008, we elected to sell one facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$2,642	$6,419	$5,175	$14,406

Operating expenses	3,567	6,457	7,573	13,990
Loss on disposal and assets held for sale	—	379	—	379

	3,567	6,836	7,573	14,369

(Loss) income from discontinued operations before income taxes	(925)	(417)	(2,398)	37
(Benefit) provision for income taxes	(310)	(121)	(875)	57

Loss from discontinued operations, net of income taxes	$(615)	$(296)	$(1,523)	$(20)

9. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our inpatient facilities are organized in a reporting structure comprised of divisions. Each division qualifies as an operating segment. However, we have aggregated our inpatient facility divisions into one reportable segment based on the similarity of the economic characteristics of the divisions. As of June 30, 2009, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 88 owned and 6 leased inpatient facilities in 31 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics, employee assistance programs and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with GAAP. Because adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

Three Months Ended June 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$425,862	$45,060	$—	$470,922

Adjusted EBITDA	$96,346	$6,881	$(11,599)	$91,628
Interest expense	7,286	79	11,460	18,825
Provision for income taxes	(18)	—	21,738	21,720
Depreciation and amortization	9,559	1,435	403	11,397
Inter-segment expenses	14,534	1,672	(16,206)	—
Other expenses:
Share-based compensation	—	—	4,457	4,457

Total other expenses	—	—	4,457	4,457

Income (loss) from continuing operations	64,985	3,695	(33,451)	35,229
Less: Income attributable to noncontrolling interest	(206)	—	—	(206)

Income (loss) from continuing operations attributable to PSI stockholders	$64,779	$3,695	$(33,451)	$35,023

Total assets	$2,268,662	$142,747	$95,079	$2,506,488

Three Months Ended June 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$401,049	$45,278	$—	$446,327

Adjusted EBITDA	$85,441	$9,162	$(12,898)	$81,705
Interest expense	7,126	140	12,498	19,764
Provision for income taxes	—	—	17,925	17,925
Depreciation and amortization	8,234	1,392	380	10,006
Inter-segment expenses	16,045	1,876	(17,921)	—
Other expenses:
Share-based compensation	—	—	4,517	4,517

Total other expenses	—	—	4,517	4,517

Income (loss) from continuing operations	54,036	5,754	(30,297)	29,493
Less: Income attributable to noncontrolling interest	(138)	—	—	(138)

Income (loss) from continuing operations attributable to PSI stockholders	$53,898	$5,754	$(30,297)	$29,355

Total assets	$2,146,483	$147,829	$89,363	$2,383,675

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

Six Months Ended June 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$832,339	$88,412	$—	$920,751

Adjusted EBITDA	$179,611	$15,133	$(24,031)	$170,713
Interest expense	14,522	158	21,422	36,102
Provision for income taxes	—	—	39,301	39,301
Depreciation and amortization	18,725	2,858	793	22,376
Inter-segment expenses	31,849	3,740	(35,589)	—
Other expenses:
Share-based compensation	—	—	9,276	9,276

Total other expenses	—	—	9,276	9,276

Income (loss) from continuing operations	114,515	8,377	(59,234)	63,658
Less: Income attributable to noncontrolling interest	(345)	—	—	(345)

Income (loss) from continuing operations attributable to PSI stockholders	$114,170	$8,377	$(59,234)	$63,313

Total assets	$2,268,662	$142,747	$95,079	$2,506,488

Six Months Ended June 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$781,349	$86,661	$—	$868,010

Adjusted EBITDA	$165,566	$17,120	$(24,875)	$157,811
Interest expense	14,202	355	25,546	40,103
Provision for income taxes	—	—	33,453	33,453
Depreciation and amortization	16,034	2,576	741	19,351
Inter-segment expenses	31,652	3,827	(35,479)	—
Other expenses:
Share-based compensation	—	—	10,077	10,077

Total other expenses	—	—	10,077	10,077

Income (loss) from continuing operations	103,678	10,362	(59,213)	54,827
Less: Income attributable to noncontrolling interest	(252)	—	—	(252)

Income (loss) from continuing operations attributable to PSI stockholders	$103,426	$10,362	$(59,213)	$54,575

Total assets	$2,146,483	$147,829	$89,363	$2,383,675

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of June 30, 2009 and 2008, and for the three and six months ended June 30, 2009 and 2008. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
Condensed Consolidating Balance Sheet
As of June 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$3,293	$10,963	$—	$14,256
Accounts receivable, net	—	241,227	8,147	(69)	249,305
Prepaids and other	—	75,739	17,993	(2,852)	90,880

Total current assets	—	320,259	37,103	(2,921)	354,441
Property and equipment, net of accumulated depreciation	—	834,170	56,267	(9,369)	881,068
Cost in excess of net assets acquired	—	1,200,272	—	—	1,200,272
Investment in subsidiaries	1,568,601	(446,804)	(19,493)	(1,102,304)	—
Other assets	18,596	1,422	27,680	23,009	70,707

Total assets	$1,587,197	$1,909,319	$101,557	$(1,091,585)	$2,506,488

Current liabilities:
Accounts payable	$—	$35,045	$1,114	$(69)	$36,090
Salaries and benefits payable	—	86,518	2,000	—	88,518
Other accrued liabilities	28,229	32,062	6,355	(6,475)	60,171
Current portion of long-term debt	4,578	—	436	—	5,014

Total current liabilities	32,807	153,625	9,905	(6,544)	189,793
Long-term debt, less current portion	1,211,374	—	32,629	—	1,244,003
Deferred tax liability	—	77,099	—	—	77,099
Other liabilities	2,890	(47,161)	33,060	40,245	29,034

Total liabilities	1,247,071	183,563	75,594	33,701	1,539,929
Redeemable noncontrolling interest	—	—	—	4,579	4,579
Total stockholders’ equity	340,126	1,725,756	25,963	(1,129,865)	961,980

Total liabilities and stockholders’ equity	$1,587,197	$1,909,319	$101,557	$(1,091,585)	$2,506,488

Condensed Consolidating Balance Sheet
As of December 31, 2008
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$39,881	$11,390	$—	$51,271
Accounts receivable, net	—	240,004	7,792	(69)	247,727
Prepaids and other	—	86,210	15,595	(435)	101,370

Total current assets	—	366,095	34,777	(504)	400,368
Property and equipment, net of accumulated depreciation	—	787,057	57,647	(9,524)	835,180
Cost in excess of net assets acquired	—	1,200,186	—	—	1,200,186
Investment in subsidiaries	1,665,813	(545,345)	(23,526)	(1,096,942)	—
Other assets	12,633	4,855	27,971	23,065	68,524

Total assets	$1,678,446	$1,812,848	$96,869	$(1,083,905)	$2,504,258

Current liabilities:
Accounts payable	$—	$34,428	$865	$(69)	$35,224
Salaries and benefits payable	—	83,781	1,727	—	85,508
Other accrued liabilities	28,786	47,469	3,798	(3,531)	76,522
Current portion of long-term debt	33,991	—	423	—	34,414

Total current liabilities	62,777	165,678	6,813	(3,600)	231,668
Long-term debt, less current portion	1,247,156	—	32,850	—	1,280,006
Deferred tax liability	—	69,471	—	—	69,471
Other liabilities	12,433	(61,852)	31,688	46,002	28,271

Total liabilities	1,322,366	173,297	71,351	42,402	1,609,416
Redeemable noncontrolling interest	—	—	—	4,957	4,957
Total stockholders’ equity	356,080	1,639,551	25,518	(1,131,264)	889,885

Total liabilities and stockholders’ equity	$1,678,446	$1,812,848	$96,869	$(1,083,905)	$2,504,258

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$458,568	$15,291	$(2,937)	$470,922
Salaries, wages and employee benefits	—	250,791	6,734	—	257,525
Professional fees	—	44,240	3,614	(1,683)	46,171
Supplies	—	23,306	612	—	23,918
Rentals and leases	—	6,567	99	(1,044)	5,622
Other operating expenses	—	40,990	2,524	(1,371)	42,143
Provision for doubtful accounts	—	8,167	205	—	8,372
Depreciation and amortization	—	10,928	546	(77)	11,397
Interest expense	18,395	—	430	—	18,825

	18,395	384,989	14,764	(4,175)	413,973

(Loss) income from continuing operations before income taxes	(18,395)	73,579	527	1,238	56,949
(Benefit from) provision for income taxes	(7,016)	28,063	201	472	21,720

(Loss) income from continuing operations	(11,379)	45,516	326	766	35,229
Loss from discontinued operations, net of tax benefit	—	(615)	—	—	(615)

Net (loss) income	(11,379)	44,901	326	766	34,614
Less: Net income attributable to noncontrolling interest	—	—	—	(206)	(206)

Net (loss) income attributable to PSI stockholders	$(11,379)	$44,901	$326	$560	$34,408

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2008
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$433,730	$15,657	$(3,060)	$446,327
Salaries, wages and employee benefits	—	236,200	7,136	—	243,336
Professional fees	—	43,670	2,052	(17)	45,705
Supplies	—	23,483	637	—	24,120
Rentals and leases	—	6,887	106	(1,077)	5,916
Other operating expenses	—	40,218	2,539	(1,359)	41,398
Provision for doubtful accounts	—	8,493	171	—	8,664
Depreciation and amortization	—	9,463	620	(77)	10,006
Interest expense	19,253	—	511	—	19,764

	19,253	368,414	13,772	(2,530)	398,909

(Loss) income from continuing operations before income taxes	(19,253)	65,316	1,885	(530)	47,418
(Benefit from) provision for income taxes	(7,278)	24,690	713	(200)	17,925

(Loss) income from continuing operations	(11,975)	40,626	1,172	(330)	29,493
Loss from discontinued operations, net of tax benefit	—	(296)	—	—	(296)

Net (loss) income	(11,975)	40,330	1,172	(330)	29,197
Less: Net income attributable to noncontrolling interest	—	—	—	(138)	(138)

Net (loss) income attributable to PSI stockholders	$(11,975)	$40,330	$1,172	$(468)	$29,059

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$896,152	$28,830	$(4,231)	$920,751
Salaries, wages and employee benefits	—	495,741	13,563	—	509,304
Professional fees	—	86,356	6,577	(2,963)	89,970
Supplies	—	46,088	1,208	—	47,296
Rentals and leases	—	13,252	205	(2,117)	11,340
Other operating expenses	—	82,195	4,207	(1,817)	84,585
Provision for doubtful accounts	—	16,402	417	—	16,819
Depreciation and amortization	—	21,438	1,093	(155)	22,376
Interest expense	35,262	—	840	—	36,102

	35,262	761,472	28,110	(7,052)	817,792

(Loss) income from continuing operations before income taxes	(35,262)	134,680	720	2,821	102,959
(Benefit from) provision for income taxes	(13,460)	51,409	275	1,077	39,301

(Loss) income from continuing operations	(21,802)	83,271	445	1,744	63,658
Loss from discontinued operations, net of tax benefit	—	(1,523)	—	—	(1,523)

Net (loss) income	(21,802)	81,748	445	1,744	62,135
Less: Net income attributable to noncontrolling interest	—	—	—	(345)	(345)

Net (loss) income attributable to PSI stockholders	$(21,802)	$81,748	$445	$1,399	$61,790

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2008
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$843,092	$29,253	$(4,335)	$868,010
Salaries, wages and employee benefits	—	462,989	14,336	—	477,325
Professional fees	—	84,483	3,902	(30)	88,355
Supplies	—	45,932	1,207	—	47,139
Rentals and leases	—	13,851	198	(2,141)	11,908
Other operating expenses	—	77,246	4,245	(1,701)	79,790
Provision for doubtful accounts	—	15,318	441	—	15,759
Depreciation and amortization	—	18,268	1,235	(152)	19,351
Interest expense	39,074	—	1,029	—	40,103

	39,074	718,087	26,593	(4,024)	779,730

(Loss) income from continuing operations before income taxes	(39,074)	125,005	2,660	(311)	88,280
(Benefit from) provision for income taxes	(14,807)	47,370	1,008	(118)	33,453

(Loss) income from continuing operations	(24,267)	77,635	1,652	(193)	54,827
Loss from discontinued operations, net of tax (benefit) provision	—	(20)	—	—	(20)

Net (loss) income	(24,267)	77,615	1,652	(193)	54,807
Less: Net income attributable to noncontrolling interest	—	—	—	(252)	(252)

Net (loss) income attributable to PSI stockholders	$(24,267)	$77,615	$1,652	$(445)	$54,555

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(21,802)	$81,748	$445	$1,744	$62,135
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	21,438	1,093	(155)	22,376
Amortization of loan costs and bond discount	2,034	—	—	—	2,034
Share-based compensation	—	9,276	—	—	9,276
Change in income tax assets and liabilities	—	21,579	—	—	21,579
Loss from discontinued operations, net of taxes	—	1,523	—	—	1,523
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	—	(1,229)	(355)	—	(1,584)
Prepaids and other current assets	—	2,861	(2,398)	—	463
Accounts payable	—	(2,938)	249	—	(2,689)
Salaries and benefits payable	—	2,737	273	—	3,010
Accrued liabilities and other liabilities	—	(1,852)	3,952	—	2,100

Net cash (used in) provided by continuing operating activities	(19,768)	135,143	3,259	1,589	120,223
Net cash used in discontinued operating activities	—	(1,973)	—	—	(1,973)

Net cash (used in) provided by operating activities	(19,768)	133,170	3,259	1,589	118,250
Investing activities:
Cash paid for real estate acquisition	—	(18,996)	—	—	(18,996)
Capital purchases of property and equipment	—	(62,916)	287	—	(62,629)
Other assets	—	151	268	—	419

Net cash (used in) provided by investing activities	—	(81,761)	555	—	(81,206)
Financing activities:
Net decrease in revolving credit facility	(169,333)	—	—	—	(169,333)
Borrowings on long-term debt	106,500	—	—	—	106,500
Principal payments on long-term debt	(2,346)	—	(207)	—	(2,553)
Payment of loan and issuance costs	(8,110)	—	—	—	(8,110)
Repurchase of common stock upon restricted stock vesting	(953)	—	—	—	(953)
Net transfers to and from members	93,620	(87,997)	(4,034)	(1,589)	—
Proceeds from exercises of common stock options	390	—	—	—	390

Net cash provided by (used in) financing activities	19,768	(87,997)	(4,241)	(1,589)	(74,059)

Net decrease in cash	—	(36,588)	(427)	—	(37,015)
Cash and cash equivalents at beginning of period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of period	$—	$3,293	$10,963	$—	$14,256

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(24,267)	77,615	$1,652	$(193)	$54,807
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	18,268	1,235	(152)	19,351
Amortization of loan costs and bond discount	1,082	—	23	—	1,105
Share-based compensation	—	10,077	—	—	10,077
Change in income tax assets and liabilities	—	432	—	—	432
Loss from discontinued operations, net of taxes	—	20	—	—	20
Changes in operating assets and liabilities, net of
effect of acquisitions:
Accounts receivable	—	(29,845)	(239)	—	(30,084)
Prepaids and other current assets	—	20,767	(20,382)	—	385
Accounts payable	—	(1,395)	(53)	—	(1,448)
Salaries and benefits payable	—	2,434	174	—	2,608
Accrued liabilities and other liabilities	—	(7,336)	3,979	—	(3,357)

Net cash (used in) provided by continuing operating activities	(23,185)	91,037	(13,611)	(345)	53,896
Net cash used in discontinued operating activities	—	(1,693)	—	—	(1,693)

Net cash (used in) provided by operating activities	(23,185)	89,344	(13,611)	(345)	52,203
Investing activities:
Cash paid for acquisitions, net of cash acquired	(157,953)	—	—	—	(157,953)
Capital purchases of property and equipment	—	(47,767)	(1,002)	—	(48,769)
Other assets	—	(362)	(119)	—	(481)

Net cash used in continuing investing activities	(157,953)	(48,129)	(1,121)	—	(207,203)
Net cash provided by discontinued investing activities	—	1,276	—	—	1,276

Net cash used in investing activities	(157,953)	(46,853)	(1,121)	—	(205,927)
Financing activities:
Net increase in revolving credit facility	130,000	—	—	—	130,000
Principal payments on long-term debt	(2,292)	—	(195)	—	(2,487)
Payment of loan and issuance costs	(30)	—	—	—	(30)
Excess tax benefits from share-based payment arrangements	815	—	—	—	815
Repurchase of common stock upon restricted stock vesting	(209)	—	—	—	(209)
Net transfers to and from members	48,409	(71,877)	23,123	345	—
Proceeds from exercises of common stock options	4,445	—	—	—	4,445

Net cash provided by (used in) financing activities	181,138	(71,877)	22,928	345	132,534

Net decrease in cash	—	(29,386)	8,196	—	(21,190)
Cash and cash equivalents at beginning of period	—	39,970	—	—	39,970

Cash and cash equivalents at end of period	$—	$10,584	$8,196	$—	$18,780

11. Fair Value Measurements
Our interest rate swap is required to be measured at fair value on a recurring basis. Our interest rate swap agreement is with a private party and is not traded on a public exchange. The fair value of our interest rate swap agreement is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized the inputs to value our interest rate swap agreement, which are consistently applied, as Level 2, under applicable GAAP.
12. Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). The guidance in SFAS 165 is largely similar to guidance that previously existed only in auditing literature. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 in the quarter ending June 30, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 on January 1, 2009.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
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
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities and our other behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc. and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. on December 1, 2006. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health Corporation. During 2008, we acquired five inpatient behavioral health care facilities from UMC and opened Lincoln Prairie Behavioral Health Center, a 120-bed inpatient facility in Springfield, Illinois. In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee.
     We strive to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 6.0% and 4.9% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Our same-facility revenue growth was primarily the result of increases in same-facility patient days and same-facility revenue per patient day. Same-facility patient days increased 2.7% and 1.7%, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008. Same-facility revenue per patient day increased 3.2% for the three and six months ended June 30, 2009 compared to the same periods in 2008. Same-facility growth refers to the comparison of each inpatient facility owned during 2008 with the comparable period in 2009, adjusted for closures and combinations for comparability purposes.
     Income from continuing operations before income taxes increased to $56.9 million and $103.0 million, or 12.1% and 11.2% of revenue, for the three and six months ended June 30, 2009 as compared to $47.4 million and $88.3 million, or 10.6% and 10.2% of revenue, during the same periods of 2008. The $9.5 million and $14.7 million increase in income from continuing operations before income taxes for the three and six months ended June 30, 2009 compared to the same period of 2008 was primarily the result of the following:
•	same-facility growth at our behavioral health care facilities in revenue of 6.0% and 4.9% for the three and six months ended June 30, 2009 compared to the same periods in 2008;

•	operating results from the March 1, 2008 acquisition of five behavioral health care facilities from UMC;

•	a reduction in interest expense as a percentage of revenue to 3.9% for the six months ended June 30, 2009 compared to 4.6% in the same period of 2008 due primarily to a decrease in interest rates on our variable rate debt; and

•	a decrease in share-based compensation expense of $0.8 million for the six months ended June 30, 2009 compared to the same period of 2008.
     Our operating results for the six months ended June 30, 2009 were negatively impacted by the following items:
•	one of our behavioral health care hospitals in Chicago, Illinois experienced a decline in operating results primarily due to a hold on admissions placed on this facility by the Illinois Department of Children and Family Services that began in 2008 and certain costs of professional services related to a United States Department of Justice investigation.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 90.4% and 90.0% of our total revenue for the six months ended June 30, 2009 and 2008, respectively.
Other Revenue
     Other behavioral health care services accounted for 9.6% and 10.0% of our revenue for the six months ended June 30, 2009 and

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
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$470,922	100.0%	$446,327	100.0%	$920,751	100.0%	$868,010	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $4,457, $4,517, $9,276, and $10,077 for the respective three and six month periods in 2009 and 2008)	257,525	54.7%	243,336	54.5%	509,304	55.4%	477,325	55.0%
Professional fees	46,171	9.8%	45,705	10.2%	89,970	9.8%	88,355	10.2%
Supplies	23,918	5.1%	24,120	5.4%	47,296	5.1%	47,139	5.4%
Provision for doubtful accounts	8,372	1.8%	8,664	1.9%	16,819	1.8%	15,759	1.8%
Other operating expenses	47,765	10.1%	47,314	10.6%	95,925	10.4%	91,698	10.6%
Depreciation and amortization	11,397	2.4%	10,006	2.3%	22,376	2.4%	19,351	2.2%
Interest expense, net	18,825	4.0%	19,764	4.5%	36,102	3.9%	40,103	4.6%

Income from continuing operations before income taxes	56,949	12.1%	47,418	10.6%	102,959	11.2%	88,280	10.2%
Provision for income taxes	21,720	4.7%	17,925	4.0%	39,301	4.3%	33,453	3.9%

Income from continuing operations	35,229	7.4%	29,493	6.6%	63,658	6.9%	54,827	6.3%
Less: Income attributable to noncontrolling interest	(206)	0.0%	(138)	0.0%	(345)	0.0%	(252)	0.0%

Income from continuing operations attributable to PSI stockholders	$35,023	7.4%	$29,355	6.6%	$63,313	6.9%	$54,575	6.3%

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008
     The following table compares key total facility statistics and same-facility statistics for the three months ended June 30, 2009 and 2008 for our owned and leased inpatient facilities:

	Three Months Ended June 30,		%
	2009	2008	Change
Same-facility results:
Revenue (in thousands)	$425,079	$401,049	6.0%
Admissions	44,842	42,357	5.9%
Patient days	721,843	702,782	2.7%
Average length of stay (in days)	16.1	16.6	-3.0%
Revenue per patient day	$589	$571	3.2%

Total facility results:
Revenue (in thousands)	$425,862	$401,049	6.2%
Admissions	44,965	42,357	6.2%
Patient days	723,153	702,782	2.9%
Average length of stay (in days)	16.1	16.6	-3.0%
Revenue per patient day	$589	$571	3.2%
     Revenue. Revenue from continuing operations increased $24.6 million, or 5.5%, to $470.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Revenue from owned and leased inpatient facilities increased $24.8 million, or 6.2%, to $425.9 million in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 2.7% and revenue per patient day of 3.2%. Other revenue was $45.1 million in 2009 compared to $45.3 million in 2008.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $257.5 million for the three months ended June 30, 2009 compared to $243.3 million for the three months ended June 30, 2008, an increase of $14.2 million, or 5.8%. SWB expense includes $4.5 million of share-based compensation expense for the quarters ended June 30, 2009 and 2008. Based on our stock option and restricted stock grants outstanding at June 30, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $40.4 million with a weighted-average remaining vesting period of 2.4 years. Excluding share-based compensation expense, SWB expense was $253.1 million, or 53.7% of total revenue, for the three months ended June 30, 2009 compared to $238.8 million, or 53.5% of total revenue, for the three months ended June 30, 2008. SWB expense for owned and leased inpatient facilities was $226.7 million in 2009, or 53.2% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $226.4 million in 2009, or 53.3% of revenue, compared to $214.1 million in 2008, or 53.4% of revenue. SWB expense for other operations was $17.8 million in 2009 compared to $17.1 million in 2008. SWB expense for our corporate office was $13.1 million, including $4.5 million in share-based compensation, for 2009 compared to $11.8 million, including $4.5 million in share-based compensation, for 2008.
     Professional fees. Professional fees were $46.2 million for the three months ended June 30, 2009, or 9.8% of total revenue, compared to $45.7 million for the three months ended June 30, 2008, or 10.2% of total revenue. Professional fees for owned and leased inpatient facilities were $38.8 million in 2009, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $38.6 million in 2009, or 9.1% of revenue, compared to $37.5 million in 2008, or 9.3% of revenue. Professional fees for other operations and our corporate office decreased to $7.4 million in 2009 compared to $8.2 million in 2008.
     Supplies. Supplies expense was $23.9 million for the three months ended June 30, 2009, or 5.1% of total revenue, compared to $24.1 million for the three months ended June 30, 2008, or 5.4% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.5 million in 2009, or 5.5% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $23.4 million in 2009, or 5.5% of revenue, compared to $23.7 million in 2008, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $8.4 million for the three months ended June 30, 2009, or 1.8% of total revenue, compared to $8.7 million for the three months ended June 30, 2008, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $47.8 million for the three months ended June 30, 2009, or 10.1% of total revenue, compared to $47.3 million for the three months ended June 30, 2008, or 10.6% of total revenue. Other operating expenses for owned and leased inpatient facilities were $32.3 million in 2009, or 7.6% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $32.3 million in 2009, or 7.6% of revenue, compared to $31.3 million in 2008, or 7.8% of revenue. Other operating expenses for other operations and our corporate office decreased to $15.5 million in 2009 compared to $16.0 million in 2008.
     Depreciation and amortization. Depreciation and amortization expense increased to $11.4 million for the three months ended June 30, 2009 compared to $10.0 million for the three months ended June 30, 2008, primarily as a result of expansion projects at existing inpatient facilities and development of new inpatient facilities during 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $18.8 million for the three months ended June 30, 2009 compared to $19.8 million for the three months ended June 30, 2008.
     Income attributable to noncontrolling interest. We own a controlling interest in a joint venture that owns one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of this joint venture’s net profit belonging to the noncontrolling partner.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $0.6 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. Accordingly, these operations are included in discontinued operations.
Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008
     The following table compares key total facility statistics and same-facility statistics for the six months ended June 30, 2009 and 2008 for our owned and leased inpatient facilities:

	Six Months Ended June 30,		%
	2009	2008	Change
Same-facility results:
Revenue (in thousands)	$819,867	$781,349	4.9%
Admissions	86,628	82,656	4.8%
Patient days	1,396,668	1,372,795	1.7%
Average length of stay (in days)	16.1	16.6	-3.0%
Revenue per patient day	$587	$569	3.2%

Total facility results:
Revenue (in thousands)	$832,339	$781,349	6.5%
Admissions	88,337	82,656	6.9%
Patient days	1,418,745	1,372,795	3.3%
Average length of stay (in days)	16.1	16.6	-3.0%
Revenue per patient day	$587	$569	3.2%
     Revenue. Revenue from continuing operations increased $52.7 million, or 6.1%, to $920.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Revenue from owned and leased inpatient facilities increased $51.0 million, or 6.5%, to $832.3 million in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisition of five inpatient facilities from UMC in 2008 and to same-facility growth in patient days of 1.7% and revenue per patient day of 3.2%. Other revenue was $88.4 million in 2009 compared to $86.7 million in 2008, an increase of $1.7 million, resulting primarily from EAP operations acquired during 2008.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $509.3 million for the six months ended June 30, 2009 compared to $477.3 million for the six months ended June 30, 2008, an increase of $32.0 million, or 6.7%. SWB expense includes $9.3 million and $10.1 million of share-based compensation expense for the years ended June 30, 2009 and 2008, respectively. Excluding share-based compensation expense, SWB expense was $500.0 million, or 54.3% of total revenue, for the six months ended June 30, 2009 compared to $467.2 million, or 53.8% of total revenue, for the six months ended June 30, 2008. SWB expense for owned and leased inpatient facilities was $448.1 million in 2009, or 53.8% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $441.7 million in 2009, or 53.9% of revenue, compared to $418.8 million in 2008, or 53.6% of revenue. SWB expense for other operations was $34.1 million in 2009 compared to $32.6 million in 2008. This increase in SWB expense for other operations is primarily the result of EAP businesses acquired during 2008. SWB expense for our corporate office was $27.0 million, including $9.3 million in share-based compensation, for 2009 compared to $25.4 million, including $10.1 million in share-based compensation, for 2008.
     Professional fees. Professional fees were $90.0 million for the six months ended June 30, 2009, or 9.8% of total revenue, compared to $88.4 million for the six months ended June 30, 2008, or 10.2% of total revenue. Professional fees for owned and leased inpatient facilities were $75.7 million in 2009, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $74.3 million in 2009, or 9.1% of revenue, compared to $72.9 million in 2008, or 9.3% of revenue. Professional fees for other operations and our corporate office decreased to $14.3 million in 2009 compared to $15.4 million in 2008.
     Supplies. Supplies expense was $47.3 million for the six months ended June 30, 2009, or 5.1% of total revenue, compared to $47.1 million for the six months ended June 30, 2008, or 5.4% of total revenue. Supplies expense for owned and leased inpatient facilities was $46.4 million in 2009, or 5.6% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $45.6 million in 2009, or 5.6% of revenue, compared to $46.3 million in 2008, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $16.8 million for the six months ended June 30, 2009, or 1.8% of total revenue, compared to $15.8 million for the six months ended June 30, 2008, or 1.8% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $95.9 million for the six months ended June 30, 2009, or 10.4% of total revenue, compared to $91.7 million for the six months ended June 30, 2008, or 10.6% of total revenue. Other operating expenses for owned and leased inpatient facilities were $65.8 million in 2009, or 7.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $64.8 million in 2009, or 7.9% of revenue, compared to $61.3 million in 2008, or 7.8% of revenue. Other operating expenses for other operations and our corporate office were $30.2 million in both 2009 and 2008.
     Depreciation and amortization. Depreciation and amortization expense increased to $22.4 million for the six months ended June

30, 2009 compared to $19.4 million for the six months ended June 30, 2008, primarily as a result of the acquisitions of inpatient facilities, expansion projects at existing inpatient facilities and development of new inpatient facilities during 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $36.1 million for the six months ended June 30, 2009 compared to $40.1 million for the six months ended June 30, 2008 primarily as a result of a reduction in interest rates on our variable rate debt.
     Income attributable to noncontrolling interest. We own a controlling interest in a joint venture that owns one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of this joint venture’s net profit belonging to the noncontrolling partner.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $1.5 million for the six months ended June 30, 2009. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. Accordingly, these operations are included in discontinued operations.
Liquidity and Capital Resources
     Working capital at June 30, 2009 was $164.6 million, including cash and cash equivalents of $14.3 million, compared to working capital of $168.7 million, including cash and cash equivalents of $51.3 million, at December 31, 2008. The decrease in cash and cash equivalents in 2009 was largely the result of using excess cash to reduce the outstanding balance on our revolving credit facility, $29.3 million of which was classified as a current liability at December 31, 2008, as well as $19.0 million paid to purchase the real estate of a hospital that was previously leased. Other significant changes in working capital in 2009 included an increase in income tax payable of $17.5 million.
     Cash provided by continuing operating activities was $120.2 million for the six months ended June 30, 2009 compared to $53.9 million for the six months ended June 30, 2008. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results, improved collections on accounts receivable and a reduction in payments for income taxes and interest. Income tax payments decreased $15.3 million to $16.8 million for the six months ended June 30, 2009 compared to $32.1 million for the six months ended June 30, 2008, primarily as a result of applying income tax overpayments for 2008 to income taxes due for 2009. Interest payments decreased $8.9 million to $33.2 million for the six months ended June 30, 2009 compared to $42.1 million for the six months ended June 30, 2009. This decrease in interest payments is primarily due to decreasing interest rates on our variable rate debt and timing of interest payments. During the six months ended June 30, 2009, the balance of accounts receivable increased $1.6 million compared to an increase of $30.1 million during the six months ended June 30, 2008, primarily as a result of improved collections on our accounts receivables as well as post acquisition receivables generated in 2008 from the five facilities acquired from UMC in March 2008, for which no accounts receivable were purchased. Our consolidated day’s sales outstanding were 50 and 51 at June 30, 2009 and December 31, 2008, respectively.
     Cash used in investing activities was $81.2 million for the six months ended June 30, 2009 compared to $207.2 million for the six months ended June 30, 2008. Cash used in investing activities for the six months ended June 30, 2009 was primarily the result of $62.6 million paid for purchases of fixed assets and $19.0 million paid for the acquisition of the real estate of a previously leased facility. Cash used for routine capital expenditures were approximately $22.6 million and cash used for expansion capital expenditures were approximately $40.0 million for the six months ended June 30, 2009. We expect additional expenditures during 2009 as a result of planned capital expansion projects, which are expected to add approximately 200 new beds to our inpatient facilities during the remainder of 2009. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Cash used in investing activities for the six months ended June 30, 2008 consisted primarily of $158.0 million in cash paid for acquisitions and $48.8 million paid for purchases of fixed assets. Acquisitions in 2008 consisted primarily of five inpatient behavioral health care facilities acquired from UMC and EAP acquisitions.
     Cash used in financing activities was $74.1 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $132.5 million for the six months ended June 30, 2008. Cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $169.3 million of net payments on the balance due under our revolving credit facility, $8.1 million paid for loan and issuance costs and $2.6 million principal payments on long-term debt, offset by $106.5 million received from the issuance of $120 million of our 7 3/4% Notes at a discount of 11.25%. Cash provided by financing activities for the six months ended June 30, 2008 primarily resulted from $130.0 million borrowed under our revolving credit facility used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes.
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
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. Pursuant to this interest rate swap agreement, we exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap agreement at June 30, 2009 is recorded in other accrued liabilities on our condensed consolidated balance sheet at $3.3 million.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.8% at June 30, 2009	$60,000	$—	$60,000	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.1% at June 30, 2009	566,750	3,750	7,500	555,500	—
7 3/4% Senior Subordinated Notes due July 15, 2015	582,223	—	—	—	582,223
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	33,065	436	958	1,084	30,587

	1,242,038	4,186	68,458	556,584	612,810

Lease and other obligations	90,868	17,865	20,353	13,029	39,621

Total contractual obligations	$1,332,906	$22,051	$88,811	$569,613	$652,431

(1)	Excludes capital lease obligations and other obligations of $7.0 million, which are included in lease and other obligations.
     The fair value of the $470.0 million in principal amount of 7 3/4% Notes outstanding at December 31, 2008 was approximately $433.6 million and $343.7 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of our $120.0 million in principal amount of 7 3/4% Notes issued in May 2009 was approximately $109.8 million as of June 30, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $58.2 million and $529.9 million, respectively, as of June 30, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $446.4 million, respectively, as of December 31, 2008. The carrying value of our other long-term debt, including current maturities, of $40.0 million and $40.6 million at June 30, 2009 and December 31, 2008, respectively, approximated fair value. We had $60.0 million and $566.8 million, respectively, of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility as of June 30, 2009. As a result of our interest rate swap agreement to exchange interest rate payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $341.8 million as of June 30, 2009. At our June 30, 2009 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.6 million.
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
     The recognition and measurement of uncertain tax positions require the development and application of significant judgments. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
Share-Based Compensation
     We measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility of our stock price and the expected term of our stock options. Additionally, we are required us to use judgment in the estimation of forfeitures over the vesting period of share-based awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities and including our interest rate swap, approximately $848.1 million of our long-term debt outstanding at June 30, 2009 was subject to a weighted-average fixed interest rate of 7.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $341.8 million outstanding at June 30, 2009 (excluding $225 million associated with our interest rate swap) and on which interest is generally payable at LIBOR plus 1.75%, and our $300.0 million revolving credit facility, which had a $60.0 million balance outstanding at June 30, 2009 and on which interest is generally payable at LIBOR plus 5.0% to 5.75% (depending on a certain leverage ratio). Additionally, we have entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate. A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.6 million on an annual basis based upon our borrowing level at June 30, 2009. In the event we draw on our revolving credit facility and/or interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following risk factor:
Health care reform measures could adversely affect our business
     The United States Congress is currently considering a variety of bills intended to significantly reform the U.S. health care system. All versions of the proposed legislation are intended, among other things, to increase access to health insurance and slow the rate of growth of health care spending. Any adopted reform measures could adversely impact the amount paid for services we provide to our patients who are covered by Medicare, Medicaid and other governmental agencies and third party payors. While we cannot predict what, if any, legislative or regulatory proposals will be adopted, adoption of such proposals could affect our reimbursement and materially harm our business, financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 19, 2009, we held our annual meeting of stockholders. The following matters were submitted to a vote of stockholders:
(1)	The stockholders elected Christopher Grant, Jr. and David M. Dill as Class I directors of the Company. The votes were as follows:

Christopher Grant, Jr.
Votes cast for	49,215,828
Votes withheld	1,500,366

David M. Dill
Votes cast for	50,184,073
Votes withheld	532,121

(2)	The stockholders approved an amendment and restatement of the Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan. The votes were as follows:

Votes cast for	43,623,949
Votes cast against	3,966,054
Abstentions	81,746
Broker non-votes	3,044,445
(3)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were as follows:

Votes cast for	49,700,689
Votes cast against	949,555
Abstentions	65,949
Item 6. Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

4.1	Purchase Agreement, dated as of May 4, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.2	Indenture, dated as of May 7, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.3	Form of Notes (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.4	Registration Rights Agreement, dated as of May 7, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

10.1	Psychiatric Solutions, Inc. Outside Directors’ Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2009).

Exhibit
Number	Description
31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: July 29, 2009