Form 10-Q
period 2009-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2009-11-03
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
As of October 29, 2009, 56,248,972 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,366	$51,271
Accounts receivable, less allowance for doubtful accounts of $54,093 and $48,623 for 2009 and 2008, respectively	252,005	243,346
Prepaids and other	175,589	184,364

Total current assets	440,960	478,981
Property and equipment, net of accumulated depreciation	911,174	825,144
Cost in excess of net assets acquired	1,154,054	1,139,242
Other assets	65,936	62,623

Total assets	$2,572,124	$2,505,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,220	$34,747
Salaries and benefits payable	88,308	83,866
Other accrued liabilities	59,898	80,577
Current portion of long-term debt	4,982	34,414

Total current liabilities	188,408	233,604
Long-term debt, less current portion	1,274,017	1,280,006
Deferred tax liability	79,057	69,471
Other liabilities	29,578	28,067

Total liabilities	1,571,060	1,611,148
Redeemable noncontrolling interest	4,583	4,957
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 56,262 and 55,934 issued and outstanding for 2009 and 2008, respectively	563	559
Additional paid-in capital	622,124	608,341
Accumulated other comprehensive loss	(828)	(3,695)
Retained earnings	374,622	284,680

Total stockholders’ equity	996,481	889,885

Total liabilities and stockholders’ equity	$2,572,124	$2,505,990

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$455,310	$431,713	$1,348,534	$1,273,408

Salaries, wages and employee benefits (including share-based compensation of $4,249, $4,935, $13,525 and $15,013 for the respective three and nine month periods in 2009 and 2008)	254,333	238,479	751,878	705,778
Professional fees	42,258	41,117	125,017	121,964
Supplies	23,358	23,784	70,063	70,228
Rentals and leases	5,073	5,078	15,273	15,846
Other operating expenses	44,881	39,737	127,439	117,505
Provision for doubtful accounts	9,798	10,129	26,542	25,830
Depreciation and amortization	11,498	9,792	33,084	28,687
Interest expense	18,607	18,648	53,432	57,688

	409,806	386,764	1,202,728	1,143,526

Income from continuing operations before income taxes	45,504	44,949	145,806	129,882
Provision for income taxes	17,431	16,958	55,714	49,188

Income from continuing operations	28,073	27,991	90,092	80,694
Income (loss) from discontinued operations, net of income tax (benefit from) provision for of $(57), $566, $85 and $1,847 for the respective three and nine month periods of 2009 and 2008	72	(1,224)	188	880

Net income	28,145	26,767	90,280	81,574
Less: Net income attributable to noncontrolling interest	7	(390)	(338)	(642)

Net income attributable to PSI stockholders	$28,152	$26,377	$89,942	$80,932

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.51	$0.50	$1.62	$1.45
Income (loss) from discontinued operations, net of taxes	—	(0.02)	—	0.01

Net income attributable to PSI stockholders	$0.51	$0.48	$1.62	$1.46

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.50	$0.49	$1.60	$1.42
Income (loss) from discontinued operations, net of taxes	—	(0.02)	—	0.02

Net income attributable to PSI stockholders	$0.50	$0.47	$1.60	$1.44

Shares used in computing per share amounts:
Basic	55,579	55,529	55,545	55,318
Diluted	56,340	56,604	56,077	56,213

Amounts attributable to PSI stockholders:
Income from continuing operations, net of taxes	$28,080	$27,601	$89,754	$80,052
Income (loss) from discontinued operations, net of taxes	72	(1,224)	188	880

Net income	$28,152	$26,377	$89,942	$80,932

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2008	55,934	$559	$608,341	$(3,695)	$284,680	$889,885
Comprehensive income:
Net income attributable to PSI stockholders	—	—	—	—	89,942	89,942
Change in fair value of interest rate swap, net of tax expense of $1,920	—	—	—	2,867	—	2,867

Total comprehensive income						$92,809

Share-based compensation	—	—	13,525	—	—	13,525
Repurchase of common stock upon restricted stock vesting	(37)	—	(992)	—	—	(992)
Exercise of stock options and grants of restricted stock, net of issuance costs	365	4	1,042	—	—	1,046
Income tax effect of stock option exercises	—	—	208	—	—	208

Balance at September 30, 2009	56,262	$563	$622,124	$(828)	$374,622	$996,481

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$90,280	$81,574
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	33,084	28,687
Amortization of loan costs and bond discount	3,574	1,660
Share-based compensation	13,525	15,013
Change in income tax assets and liabilities	15,624	(1,611)
Income from discontinued operations, net of taxes	(188)	(880)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,570)	(30,400)
Prepaids and other current assets	808	2,907
Accounts payable	(1,716)	5,244
Salaries and benefits payable	3,383	4,083
Accrued liabilities and other liabilities	1,057	(21,220)

Net cash provided by continuing operating activities	154,861	85,057
Net cash provided by discontinued operating activities	127	2,865

Net cash provided by operating activities	154,988	87,922

Investing activities:
Cash paid for acquisitions, net of cash acquired	(32,708)	(118,468)
Cash paid for real estate acquisition	(18,996)	—
Capital purchases of property and equipment	(95,611)	(80,558)
Other assets	387	280

Net cash used in continuing investing activities	(146,928)	(198,746)
Net cash used in discontinued investing activities	—	(40,741)

Net cash used in investing activities	(146,928)	(239,487)

Financing activities:
Net (decrease) increase in revolving credit facility	(138,374)	149,333
Borrowings on long-term debt	106,500	—
Principal payments on long-term debt	(3,823)	(3,963)
Payment of loan and issuance costs	(9,826)	(39)
Distributions to noncontrolling interests	(723)	—
Excess tax benefits from share-based payment arrangements	208	1,902
Repurchase of common stock upon restricted stock vesting	(992)	(271)
Proceeds from exercises of common stock options	1,065	9,593

Net cash (used in) provided by financing activities	(45,965)	156,555

Net (decrease) increase in cash	(37,905)	4,990
Cash and cash equivalents at beginning of the period	51,271	39,970

Cash and cash equivalents at end of the period	$13,366	$44,960

Effect of Acquisitions:
Assets acquired, net of cash acquired	$38,936	$123,231
Liabilities assumed	(6,228)	(4,763)

Cash paid for acquisitions, net of cash acquired	$32,708	$118,468

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
1. Recent Developments
In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee.
In May 2009, we received $106.5 million upon the issuance of $120 million of our 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) and used the proceeds to repay a portion of the outstanding balance of our revolving credit facility. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. During September 2009, the maturity of the remaining $100 million capacity under our revolving credit facility was extended to mature on December 31, 2011. At September 30, 2009, we had approximately $91.0 million in borrowings outstanding under our revolving credit facility.
On July 31, 2009, we signed a definitive agreement to sell our employee assistance program (“EAP”) business for approximately $70 million in cash. The transaction was completed in the fourth quarter of 2009.
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year to conform to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.5% of net revenue for the nine months ended September 30, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We have evaluated subsequent events through November 2, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$28,080	$27,601	$89,754	$80,052
Income (loss) from discontinued operations, net of taxes	72	(1,224)	188	880

Net income attributable to PSI stockholders	$28,152	$26,377	$89,942	$80,932

Denominator:
Weighted average shares outstanding for basic earnings per share	55,579	55,529	55,545	55,318
Effects of dilutive stock options and restriced stock outstanding	761	1,075	532	895

Shares used in computing diluted earnings per common share	56,340	56,604	56,077	56,213

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.51	$0.50	$1.62	$1.45
Income (loss) from discontinued operations, net of taxes	—	(0.02)	—	0.01

Net income attributable to PSI stockholders	$0.51	$0.48	$1.62	$1.46

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.50	$0.49	$1.60	$1.42
Income (loss) from discontinued operations, net of taxes	—	(0.02)	—	0.02

Net income attributable to PSI stockholders	$0.50	$0.47	$1.60	$1.44

4. Share-Based Compensation
We recognized approximately $4.2 million and $4.9 million in share-based compensation expense and approximately $1.6 million and $1.9 million of related income tax benefit for the three months ended September 30, 2009 and 2008, respectively. We recognized approximately $13.5 million and $15.0 million in share-based compensation expense and approximately $5.2 million and $5.7 million of related income tax benefit for the nine months ended September 30, 2009 and 2008, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.05 per share for each of the three months ended September 30, 2009 and 2008. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.15 and $0.17 per share for the nine months ended September 30, 2009 and 2008, respectively. We classified approximately $0.2 million and $1.9 million in income tax benefits in excess of share-based compensation expense on stock options exercised and restricted stock vested in 2009 and 2008 as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, respectively.
Based on our stock option and restricted stock grants outstanding at September 30, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $35.7 million with a weighted-average remaining vesting period of 2.2 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the nine months ended September 30, 2009 and 2008 was approximately $4.8 million and $10.9 million, respectively.
We granted 344,175 stock options to employees during the nine months ended September 30, 2009. These options vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $5.71.
We granted 327,700 shares of restricted stock to employees and non-employee members of our board of directors during the nine months ended September 30, 2009. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $17.14 per share.
5. Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
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
The balance of cost in excess of net assets acquired (goodwill) was approximately $1.15 billion and $1.14 billion as of September 30, 2009 and December 31, 2008, respectively.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior credit facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.6% and 3.4% at September 30, 2009 and December 31, 2008, respectively	$90,959	$229,333
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.0% and 3.1% at September 30, 2009 and December 31, 2008, respectively	565,812	568,625
7 3/4% Notes	582,442	475,841
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,959	33,273
Other	6,827	7,348

	1,278,999	1,314,420
Less current portion	4,982	34,414

Long-term debt	$1,274,017	$1,280,006

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility with Bank of America, N.A. (“Bank of America”) and a $575 million senior secured term loan facility with Citicorp North America, Inc. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. During September 2009, the maturity of the remaining $100 million capacity under our revolving credit facility was extended to December 31, 2011. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2009, we had approximately $91.0 million in borrowings outstanding and $204.3 million available for future borrowings under the revolving credit facility. Until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are a permanent and may not be re-borrowed in the future. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $0.9 million for the nine months ended September 30, 2009.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of September 30, 2009, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Notes mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing subsidiaries. In May 2009, we issued $120 million of the 7 3/4% Notes at a discount of 11.25%. This discount is being amortized over the remaining life of the 7 3/4% Notes using the effective interest rate method, which results in an effective interest rate of 10.2% per annum on the $120 million issuance. We received a premium of 2.75% plus accrued interest from the sale of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% per annum on the $250 million issuance. We also issued $220 million of the 7 3/4% Notes in 2005. Interest on the 7 3/4% Notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15.
Mortgage Loans
At September 30, 2009, we had $33.0 million outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $49.2 million at September 30, 2009.
Interest Rate Swap Agreement
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate of 3.8%. The agreement matures on November 30, 2009. The interest payments associated with this agreement are settled on a net basis and are included in interest expense. The fair value of our interest rate swap at September 30, 2009 is recorded in other accrued liabilities on our condensed consolidated balance sheet at $1.4 million, which represents an estimate of the fixed interest payments in excess of the LIBOR-indexed variable payments to be made until November 30, 2009. Changes in the net fair value are included on our statement of stockholders’ equity in other comprehensive income, net of the income tax effect.
7. Income Taxes
The provision for income taxes from continuing operations for the nine months ended September 30, 2009 and 2008 reflects an effective tax rate of approximately 38.3% and 38.1%, respectively.
8. Discontinued Operations
GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During the third quarter of 2009, we entered into a definitive agreement to sell our EAP business, elected to make The Oaks Treatment Center available for sale, and terminated one contract with a South Carolina juvenile justice agency. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During 2008, we elected to sell one facility. Additionally, two contracts with a juvenile justice agency in Puerto Rico to manage inpatient facilities were terminated in 2008. Prepaids and other assets include assets held for sale of $89.2 million and $88.6 million as of September 30, 2009 and December 31, 2008, respectively.
The components of income (loss) from discontinued operations, net of taxes, are as follows (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$15,294	$18,563	$47,996	$59,285

Operating expenses	15,279	17,739	47,723	54,697
Loss on disposal and assets held for sale	—	1,482	—	1,861

	15,279	19,221	47,723	56,558

Income (loss) from discontinued operations before income taxes	15	(658)	273	2,727
(Benefit from) provision for income taxes	(57)	566	85	1,847

Income (loss) from discontinued operations, net of income taxes	$72	$(1,224)	$188	$880

We have elected to allocate interest expense to discontinued operations based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total net assets plus consolidated debt. Interest allocated to discontinued operations was $0.7 million, $0.7 million, $2.0 million and $1.8 million for the three and nine months ended September 30, 2009 and 2008, respectively.
9. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our chief operating decision maker regularly reviews the operating results of our inpatient facilities on a combined basis, which represent more than 90% of our consolidated revenue. As of September 30, 2009, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 88 owned and 6 leased inpatient facilities in 32 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before discontinued operations, interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with GAAP. Because adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Three Months Ended September 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$422,544	$32,766	$—	$455,310

Adjusted EBITDA	$86,724	$2,856	$(9,722)	$79,858
Interest expense	7,138	79	11,390	18,607
Provision for income taxes	—	—	17,431	17,431
Depreciation and amortization	10,077	1,014	407	11,498
Inter-segment expenses	12,974	1,182	(14,156)	—
Other expenses:
Share-based compensation	—	—	4,249	4,249

Income (loss) from continuing operations	56,535	581	(29,043)	28,073
Less: Income attributable to noncontrolling interest	7	—	—	7

Income (loss) from continuing operations attributable to PSI stockholders	$56,542	$581	$(29,043)	$28,080

Total assets	$2,329,700	$60,184	$182,240	$2,572,124

Three Months Ended September 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$401,321	$30,392	$—	$431,713

Adjusted EBITDA	$84,184	$5,550	$(11,410)	$78,324
Interest expense	7,078	(453)	12,023	18,648
Provision for income taxes	—	(844)	17,802	16,958
Depreciation and amortization	8,241	1,159	392	9,792
Inter-segment expenses	15,850	1,445	(17,295)	—
Other expenses:
Share-based compensation	—	—	4,935	4,935

Income (loss) from continuing operations	53,015	4,243	(29,267)	27,991
Less: Income attributable to noncontrolling interest	(390)	—	—	(390)

Income (loss) from continuing operations attributable to PSI stockholders	$52,625	$4,243	$(29,267)	$27,601

Total assets	$2,203,581	$70,929	$179,392	$2,453,902

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Nine Months Ended September 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,254,444	$94,090	$—	$1,348,534

Adjusted EBITDA	$267,702	$11,897	$(33,752)	$245,847
Interest expense	21,486	(866)	32,812	53,432
Provision for income taxes	—	(1,229)	56,943	55,714
Depreciation and amortization	28,624	3,260	1,200	33,084
Inter-segment expenses	44,793	3,994	(48,787)	—
Other expenses:
Share-based compensation	—	—	13,525	13,525

Income (loss) from continuing operations	172,799	6,738	(89,445)	90,092
Less: Income attributable to noncontrolling interest	(338)	—	—	(338)

Income (loss) from continuing operations attributable to PSI stockholders	$172,461	$6,738	$(89,445)	$89,754

Total assets	$2,329,700	$60,184	$182,240	$2,572,124

Nine Months Ended September 30, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,180,209	$93,199	$—	$1,273,408

Adjusted EBITDA	$250,401	$17,154	$(36,285)	$231,270
Interest expense	21,067	(948)	37,569	57,688
Provision for income taxes	—	(2,106)	51,294	49,188
Depreciation and amortization	24,119	3,435	1,133	28,687
Inter-segment expenses	47,407	4,409	(51,816)	—
Other expenses:
Share-based compensation	—	—	15,013	15,013

Income (loss) from continuing operations	157,808	12,364	(89,478)	80,694
Less: Income attributable to noncontrolling interest	(642)	—	—	(642)

Income (loss) from continuing operations attributable to PSI stockholders	$157,166	$12,364	$(89,478)	$80,052

Total assets	$2,203,581	$70,929	$179,392	$2,453,902

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Condensed Consolidating Balance Sheet
As of September 30, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$3,801	$9,565	$—	$13,366
Accounts receivable, net	—	243,833	8,172	—	252,005
Prepaids and other	—	160,424	19,251	(4,086)	175,589

Total current assets	—	408,058	36,988	(4,086)	440,960
Property and equipment, net of accumulated depreciation	—	858,710	61,755	(9,291)	911,174
Cost in excess of net assets acquired	—	1,154,054	—	—	1,154,054
Investment in subsidiaries	1,607,232	(485,154)	(21,330)	(1,100,748)	—
Other assets	19,002	39,626	26,644	(19,336)	65,936

Total assets	$1,626,234	$1,975,294	$104,057	$(1,133,461)	$2,572,124

Current liabilities:
Accounts payable	$—	$34,280	$1,008	$(68)	$35,220
Salaries and benefits payable	—	86,771	1,537	—	88,308
Other accrued liabilities	18,392	40,903	6,759	(6,156)	59,898
Current portion of long-term debt	4,539	—	443	—	4,982

Total current liabilities	22,931	161,954	9,747	(6,224)	188,408
Long-term debt, less current portion	1,274,017	—	—	—	1,274,017
Deferred tax liability	—	79,057	—	—	79,057
Other liabilities	2,296	(38,362)	67,210	(1,566)	29,578

Total liabilities	1,299,244	202,649	76,957	(7,790)	1,571,060
Redeemable noncontrolling interest	—	—	—	4,583	4,583
Total stockholders’ equity	326,990	1,772,645	27,100	(1,130,254)	996,481

Total liabilities and stockholders’ equity	$1,626,234	$1,975,294	$104,057	$(1,133,461)	$2,572,124

Condensed Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$39,881	$11,390	$—	$51,271
Accounts receivable, net	—	235,623	7,792	(69)	243,346
Prepaids and other	—	169,204	15,595	(435)	184,364

Total current assets	—	444,708	34,777	(504)	478,981
Property and equipment, net of accumulated depreciation	—	777,021	57,647	(9,524)	825,144
Cost in excess of net assets acquired	—	1,139,242	—	—	1,139,242
Investment in subsidiaries	1,665,813	(545,345)	(23,526)	(1,096,942)	—
Other assets	12,633	(1,046)	27,971	23,065	62,623

Total assets	$1,678,446	$1,814,580	$96,869	$(1,083,905)	$2,505,990

Current liabilities:
Accounts payable	$—	$33,951	$865	$(69)	$34,747
Salaries and benefits payable	—	82,139	1,727	—	83,866
Other accrued liabilities	28,786	51,524	3,798	(3,531)	80,577
Current portion of long-term debt	33,991	—	423	—	34,414

Total current liabilities	62,777	167,614	6,813	(3,600)	233,604
Long-term debt, less current portion	1,247,156	—	32,850	—	1,280,006
Deferred tax liability	—	69,471	—	—	69,471
Other liabilities	12,433	(62,056)	31,688	46,002	28,067

Total liabilities	1,322,366	175,029	71,351	42,402	1,611,148
Redeemable noncontrolling interest	—	—	—	4,957	4,957
Total stockholders’ equity	356,080	1,639,551	25,518	(1,131,264)	889,885

Total liabilities and stockholders’ equity	$1,678,446	$1,814,580	$96,869	$(1,083,905)	$2,505,990

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$443,134	$17,009	$(4,833)	$455,310
Salaries, wages and employee benefits	—	247,171	7,162	—	254,333
Professional fees	—	40,275	2,021	(38)	42,258
Supplies	—	22,783	575	—	23,358
Rentals and leases	—	6,031	125	(1,083)	5,073
Other operating expenses	—	43,927	3,948	(2,994)	44,881
Provision for doubtful accounts	—	9,477	321	—	9,798
Depreciation and amortization	—	11,009	566	(77)	11,498
Interest expense	18,157	—	450	—	18,607

	18,157	380,673	15,168	(4,192)	409,806

(Loss) income from continuing operations before income taxes	(18,157)	62,461	1,841	(641)	45,504
(Benefit from) provision for income taxes	(6,955)	23,927	705	(246)	17,431

(Loss) income from continuing operations	(11,202)	38,534	1,136	(395)	28,073
Income from discontinued operations, net of tax benefit	—	72	—	—	72

Net (loss) income	(11,202)	38,606	1,136	(395)	28,145
Less: Net income attributable to noncontrolling interest	—	—	—	7	7

Net (loss) income attributable to PSI stockholders	$(11,202)	$38,606	$1,136	$(388)	$28,152

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2008
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$417,663	$16,987	$(2,937)	$431,713
Salaries, wages and employee benefits	—	231,365	7,114	—	238,479
Professional fees	—	39,304	1,839	(26)	41,117
Supplies	—	23,156	628	—	23,784
Rentals and leases	—	6,022	100	(1,044)	5,078
Other operating expenses	—	38,166	2,686	(1,115)	39,737
Provision for doubtful accounts	—	9,773	356	—	10,129
Depreciation and amortization	—	9,358	511	(77)	9,792
Interest expense	18,760	—	(112)	—	18,648

	18,760	357,144	13,122	(2,262)	386,764

(Loss) income from continuing operations before income taxes	(18,760)	60,519	3,865	(675)	44,949
(Benefit from) provision for income taxes	(7,078)	22,833	1,458	(255)	16,958

(Loss) income from continuing operations	(11,682)	37,686	2,407	(420)	27,991
Loss from discontinued operations, net of tax benefit	—	(1,224)	—	—	(1,224)

Net (loss) income	(11,682)	36,462	2,407	(420)	26,767
Less: Net income attributable to noncontrolling interest	—	—	—	(390)	(390)

Net (loss) income attributable to PSI stockholders	$(11,682)	$36,462	$2,407	$(810)	$26,377

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,311,759	$45,839	$(9,064)	$1,348,534
Salaries, wages and employee benefits	—	731,152	20,726	—	751,878
Professional fees	—	119,420	8,598	(3,001)	125,017
Supplies	—	68,280	1,783	—	70,063
Rentals and leases	—	17,982	491	(3,200)	15,273
Other operating expenses	—	124,257	7,994	(4,812)	127,439
Provision for doubtful accounts	—	25,804	738	—	26,542
Depreciation and amortization	—	31,657	1,659	(232)	33,084
Interest expense	52,143	—	1,290	(1)	53,432

	52,143	1,118,552	43,279	(11,246)	1,202,728

(Loss) income from continuing operations before income taxes	(52,143)	193,207	2,560	2,182	145,806
(Benefit from) provision for income taxes	(19,924)	73,826	978	834	55,714

(Loss) income from continuing operations	(32,219)	119,381	1,582	1,348	90,092
Income from discontinued operations, net of tax benefit	—	188	—	—	188

Net (loss) income	(32,219)	119,569	1,582	1,348	90,280
Less: Net income attributable to noncontrolling interest	—	—	—	(338)	(338)

Net (loss) income attributable to PSI stockholders	$(32,219)	$119,569	$1,582	$1,010	$89,942

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2008
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,234,439	$46,240	$(7,271)	$1,273,408
Salaries, wages and employee benefits	—	684,328	21,450	—	705,778
Professional fees	—	116,279	5,741	(56)	121,964
Supplies	—	68,393	1,835	—	70,228
Rentals and leases	—	18,733	298	(3,185)	15,846
Other operating expenses	—	113,387	6,932	(2,814)	117,505
Provision for doubtful accounts	—	25,033	797	—	25,830
Depreciation and amortization	—	27,172	1,745	(230)	28,687
Interest expense	56,771	—	917	—	57,688

	56,771	1,053,325	39,715	(6,285)	1,143,526

(Loss) income from continuing operations before income taxes	(56,771)	181,114	6,525	(986)	129,882
(Benefit from) provision for income taxes	(21,500)	68,590	2,471	(373)	49,188

(Loss) income from continuing operations	(35,271)	112,524	4,054	(613)	80,694
Income from discontinued operations, net of tax (benefit) provision	—	880	—	—	880

Net (loss) income	(35,271)	113,404	4,054	(613)	81,574
Less: Net income attributable to noncontrolling interest	—	—	—	(642)	(642)

Net (loss) income attributable to PSI stockholders	$(35,271)	$113,404	$4,054	$(1,255)	$80,932

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(32,219)	$119,569	$1,582	$1,348	$90,280
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:					—
Depreciation and amortization	—	31,657	1,659	(232)	33,084
Amortization of loan costs and bond discount	3,574	—	—	—	3,574
Share-based compensation	—	13,525	—	—	13,525
Change in income tax assets and liabilities	—	15,624	—	—	15,624
Income from discontinued operations, net of taxes	—	(188)	—	—	(188)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(4,923)	353	—	(4,570)
Prepaids and other current assets	—	354	454	—	808
Accounts payable	—	(1,632)	(84)	—	(1,716)
Salaries and benefits payable	—	3,718	(335)	—	3,383
Accrued liabilities and other liabilities	—	4,242	(3,185)	—	1,057

Net cash (used in) provided by continuing operating activities	(28,645)	181,946	444	1,116	154,861
Net cash provided by discontinued operating activities	—	127	—	—	127

Net cash (used in) provided by operating activities	(28,645)	182,073	444	1,116	154,988
Investing activities:
Cash paid for acquisitions, net of cash acquired	(32,708)	—	—	—	(32,708)
Cash paid for real estate acquisition	—	(18,996)	—	—	(18,996)
Capital purchases of property and equipment	—	(104,694)	9,083	—	(95,611)
Other assets	—	(18,294)	18,681	—	387

Net cash (used in) provided by investing activities	(32,708)	(141,984)	27,764	—	(146,928)
Financing activities:
Net decrease in revolving credit facility	(138,374)	—	—	—	(138,374)
Borrowings on long-term debt	106,500	—	—	—	106,500
Principal payments on long-term debt	(3,510)	—	(313)	—	(3,823)
Payment of loan and issuance costs	(9,826)	—	—	—	(9,826)
Distributions to noncontrolling interests	(723)	—	—	—	(723)
Excess tax benefits from share-based payment arrangements	208	—	—	—	208
Repurchase of common stock upon restricted stock vesting	(992)	—	—	—	(992)
Net transfers to and from members	107,005	(76,169)	(29,720)	(1,116)	—
Proceeds from exercises of common stock options	1,065	—	—	—	1,065

Net cash provided by (used in) financing activities	61,353	(76,169)	(30,033)	(1,116)	(45,965)

Net decrease in cash	—	(36,080)	(1,825)	—	(37,905)
Cash and cash equivalents at beginning of period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of period	$—	$3,801	$9,565	$—	$13,366

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(35,271)	$113,404	$4,054	$(613)	$81,574
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27,172	1,745	(230)	28,687
Amortization of loan costs and bond discount	1,626	—	34	—	1,660
Share-based compensation	—	15,013	—	—	15,013
Change in income tax assets and liabilities	—	(1,611)	—	—	(1,611)
Income from discontinued operations, net of taxes	—	(880)	—	—	(880)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(29,600)	(800)	—	(30,400)
Prepaids and other current assets	—	19,318	(16,411)	—	2,907
Accounts payable	—	5,424	(180)	—	5,244
Salaries and benefits payable	—	4,245	(162)	—	4,083
Accrued liabilities and other liabilities	2,589	(23,035)	(774)	—	(21,220)

Net cash (used in) provided by continuing operating activities	(31,056)	129,450	(12,494)	(843)	85,057
Net cash provided by discontinued operating activities	—	2,865	—	—	2,865

Net cash (used in) provided by operating activities	(31,056)	132,315	(12,494)	(843)	87,922
Investing activities:
Cash paid for acquisitions, net of cash acquired	(118,468)	—	—	—	(118,468)
Capital purchases of property and equipment	—	(79,036)	(1,522)	—	(80,558)
Other assets	—	727	(447)	—	280

Net cash used in continuing investing activities	(118,468)	(78,309)	(1,969)	—	(198,746)
Net cash used in discontinued investing activities	—	(40,741)	—	—	(40,741)

Net cash used in investing activities	(118,468)	(119,050)	(1,969)	—	(239,487)
Financing activities:
Net increase in revolving credit facility	149,333	—	—	—	149,333
Principal payments on long-term debt	(3,668)	—	(295)	—	(3,963)
Payment of loan and issuance costs	(39)	—	—	—	(39)
Excess tax benefits from share-based payment arrangements	1,902	—	—	—	1,902
Repurchase of common stock upon restricted stock vesting	(271)	—	—	—	(271)
Net transfers to and from members	(7,326)	2,993	3,490	843	—
Proceeds from exercises of common stock options	9,593	—	—	—	9,593

Net cash provided by financing activities	149,524	2,993	3,195	843	156,555

Net increase (decrease) in cash	—	16,258	(11,268)	—	4,990
Cash and cash equivalents at beginning of period	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of period	$—	$35,412	$9,548	$—	$44,960

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
12. Recent Accounting Pronouncements
In the quarter ended September 30, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The Codification was established as the source of authoritative accounting principles to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
In May 2009, the FASB issued guidance establishing standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance is largely similar to guidance that previously existed only in auditing literature. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance in the quarter ending June 30, 2009.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
In March 2008, the FASB issued guidance that requires enhanced disclosures about derivative and hedging activities. We adopted this guidance on January 1, 2009.
In December 2007, the FASB issued guidance requiring the use of the acquisition method of accounting, defining the acquirer, establishing the acquisition date, requiring acquisition-related costs to be expensed as incurred and broadening the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. We adopted this guidance on January 1, 2009.
In December 2007, the FASB issued guidance establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. We adopted this guidance on January 1, 2009.
13. Contingencies
We are subject to various claims and legal actions that arise in the ordinary course of our business. A stockholder lawsuit alleging violation of federal securities laws was filed during the third quarter of 2009. We believe the lawsuit is without merit and intend to defend it vigorously. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.
14. Subsequent Event
On July 31, 2009, we signed a definitive agreement to sell our EAP business for approximately $70 million in cash. The transaction was completed in the fourth quarter of 2009.

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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and the potential adverse impact of government investigations, liabilities and other claims asserted against us;

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on our business;

•	health care reform proposals that, if adopted, could adversely impact reimbursement rates for our services;

•	economic downturn resulting in efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our operations;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our substantial indebtedness and adverse changes in credit markets impacting our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve;

•	fluctuations in the market value of our common stock;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within our inpatient facilities and our other behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc. and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. on December 1, 2006. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health Corporation. During 2008, we acquired five inpatient behavioral health care facilities from UMC and opened Lincoln Prairie Behavioral Health Center, a 120-bed inpatient facility in Springfield, Illinois. In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee. In September 2009, we acquired two inpatient behavioral health care facilities.
     On July 31, 2009, we signed a definitive agreement to sell our EAP business for approximately $70 million in cash. Accordingly, the results of operations of our EAP business have been classified as discontinued operations and its assets and liabilities have been classified as held for sale. The transaction was completed in the fourth quarter of 2009.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 4.7% and 5.0% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Our same-facility revenue growth was primarily the result of increases in same-facility patient days and same-facility revenue per patient day. Same-facility patient days increased 3.3% and 2.7% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Same-facility revenue per patient day increased 1.6% and 2.3% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Same-facility growth refers to the comparison of each inpatient facility owned during 2008 with the comparable period in 2009, adjusted for closures and combinations for comparability purposes.
     Income from continuing operations before income taxes was $45.5 million and $145.8 million, or 10.0% and 10.8% of revenue, for the three and nine months ended September 30, 2009, respectively, compared to $44.9 million and $129.9 million, or 10.4% and 10.2% of revenue, during the same periods of 2008, respectively. The $0.6 million and $15.9 million increase in income from continuing operations before income taxes for the three and nine months ended September 30, 2009, respectively, compared to the same period of 2008 was primarily the result of the following:
•	same-facility revenue growth at our behavioral health care facilities of 4.7% and 5.0% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008;

•	a reduction in interest expense as a percentage of revenue to 4.0% for the nine months ended September 30, 2009 compared to 4.5% in the same period of 2008 due primarily to a decrease in interest rates on our variable rate debt; and

•	a decrease in share-based compensation expense of $0.7 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods of 2008.
     Our operating results for 2009 were adversely affected by the following items:

•	charity care provided by our inpatient behavioral health care facilities increased $4.2 million for the three months ended September 30, 2009 compared to the same period of 2008, which was concentrated in two markets that we serve;

•	the non-renewal of several contracts and start up losses on new contracts within our contract management business negatively affected our operating results. We expect the contract management business to stabilize in future quarters;

•	a new at-risk contract within our managed care plan in Puerto Rico contributed higher other operating expenses and lower profitability for our other operations. This contract was renegotiated to an administration services only contract in the fourth quarter of 2009; and

•	an increase in salaries, wages and employee benefits expense as a percentage of revenue for our same-facility owned and leased inpatient facilities to 54.7% for the three months ended September 30, 2009 compared to 53.4% in the same period of 2008, due primarily to an increase in health insurance claims for health insurance coverage of our employees and their dependents.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 93.0% and 92.7% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively.
Other Revenue
     Other behavioral health care services accounted for 7.0% and 7.3% of our revenue for the nine months ended September 30, 2009 and 2008, respectively. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health care programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$455,310	100.0%	$431,713	100.0%	$1,348,534	100.0%	$1,273,408	100.0%
Salaries, wages, and employee benefits (including share- based compensation of $4,249, $4,935, $13,525, and $ 15,013 for the respective three and nine month periods in 2009 and 2008)	254,333	55.8%	238,479	55.2%	751,878	55.7%	705,778	55.4%
Professional fees	42,258	9.3%	41,117	9.5%	125,017	9.3%	121,964	9.6%
Supplies	23,358	5.1%	23,784	5.6%	70,063	5.2%	70,228	5.5%
Provision for doubtful accounts	9,798	2.2%	10,129	2.3%	26,542	2.0%	25,830	2.0%
Other operating expenses	49,954	11.0%	44,815	10.4%	142,712	10.6%	133,351	10.5%
Depreciation and amortization	11,498	2.5%	9,792	2.3%	33,084	2.4%	28,687	2.3%
Interest expense, net	18,607	4.1%	18,648	4.3%	53,432	4.0%	57,688	4.5%

Income from continuing operations before income taxes	45,504	10.0%	44,949	10.4%	145,806	10.8%	129,882	10.2%
Provision for income taxes	17,431	3.8%	16,958	3.9%	55,714	4.1%	49,188	3.9%

Income from continuing operations	28,073	6.2%	27,991	6.5%	90,092	6.7%	80,694	6.3%
Less: Net income attributable to noncontrolling interest	7	0.0%	(390)	-0.1%	(338)	0.0%	(642)	0.0%

Income from continuing operations attributable to PSI stockholders	$28,080	6.2%	$27,601	6.4%	$89,754	6.7%	$80,052	6.3%

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008
     The following table compares key total facility statistics and same-facility statistics for the three months ended September 30, 2009 and 2008 for our owned and leased inpatient facilities:

	Three Months Ended September 30,		%
	2009	2008	Change
Same-facility results:
Revenue (in thousands)	$420,292	$401,321	4.7%
Admissions	44,694	41,631	7.4%
Patient days	719,024	696,317	3.3%
Average length of stay (in days)	16.1	16.7	-3.6%
Revenue per patient day	$585	$576	1.6%

Total facility results:
Revenue (in thousands)	$422,544	$401,321	5.3%
Admissions	44,914	41,631	7.9%
Patient days	721,465	696,317	3.6%
Average length of stay (in days)	16.1	16.7	-3.6%
Revenue per patient day	$586	$576	1.7%
     Revenue. Revenue from continuing operations increased $23.6 million, or 5.5%, to $455.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Revenue from owned and leased inpatient facilities increased $21.2 million, or 5.3%, to $422.5 million in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 3.3% and revenue per patient day of 1.6%, offset by a $4.2 million increase in charity care provided. Other revenue was $32.8 million in 2009 compared to $30.4 million in 2008.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $254.3 million for the three months ended September 30, 2009 compared to $238.5 million for the three months ended September 30, 2008, an increase of $15.8 million, or 6.6%. SWB expense includes $4.2 million and $4.9 million of share-based compensation expense for the quarters ended September 30, 2009 and 2008, respectively. Based on our stock option and restricted stock grants outstanding at September 30, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $35.7 million with a weighted-average remaining vesting period of 2.2 years. Excluding share-based compensation expense, SWB expense was $250.1 million, or 54.9% of total revenue, for the three months ended September 30, 2009 compared to $233.5 million, or 54.1% of total revenue, for the three months ended September 30, 2008. SWB expense for owned and leased inpatient facilities was $231.3 million in 2009, or 54.7% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $229.9 million in 2009, or 54.7% of revenue, compared to $214.3 million in 2008, or 53.4% of revenue. This increase in same-facility SWB expense for owned and leased inpatient facilities is primarily the result of an increase in health insurance claims for health insurance coverage of our employees and their dependents and shift from utilization of contract labor that is a component of professional fees to the utilization of employees. SWB expense for other operations was $12.3 million in 2009 and 2008. SWB expense for our corporate office was $10.7 million, including $4.2 million in share-based compensation, for 2009 compared to $11.9 million, including $4.9 million in share-based compensation, for 2008.
     Professional fees. Professional fees were $42.3 million for the three months ended September 30, 2009, or 9.3% of total revenue, compared to $41.1 million for the three months ended September 30, 2008, or 9.5% of total revenue. Professional fees for owned and leased inpatient facilities were $38.0 million in 2009, or 9.0% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $37.9 million in 2009, or 9.0% of revenue, compared to $36.2 million in 2008, or 9.0% of revenue. Professional fees for other operations and our corporate office decreased to $4.3 million in 2009 compared to $4.9 million in 2008.
     Supplies. Supplies expense was $23.4 million for the three months ended September 30, 2009, or 5.1% of total revenue, compared to $23.8 million for the three months ended September 30, 2008, or 5.6% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.2 million in 2009, or 5.5% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $23.1 million in 2009, or 5.6% of revenue, compared to $23.6 million in 2008, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $9.8 million for the three months ended September 30, 2009, or 2.2% of total revenue, compared to $10.1 million for the three months ended September 30, 2008, or 2.3% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $50.0 million for the three months ended September 30, 2009, or 11.0% of total revenue, compared to $44.8 million for the three months ended September 30, 2008, or 10.4% of total revenue. Other operating expenses for owned and leased inpatient facilities were $33.5 million in 2009, or 7.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $33.4 million in 2009, or 7.9% of revenue, compared to $32.9 million in 2008, or 8.2% of revenue. Other operating expenses for other operations and our corporate office increased to $16.4 million in 2009 compared to $11.9 million in 2008. This increase in other operating expenses for other operations and our corporate office was primarily the result of claims expense from a new at-risk contract within our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $11.5 million for the three months ended September 30, 2009 compared to $9.8 million for the three months ended September 30, 2008, primarily as a result of expansion projects at existing inpatient facilities and development of new inpatient facilities during 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, was $18.6 million for the three months ended September 30, 2009 and 2008.
     Income attributable to noncontrolling interest. We own a controlling interest in two joint ventures that own two of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of each joint venture’s net profit belonging to the noncontrolling partner.
     Income (loss) from discontinued operations, net of taxes. The income from discontinued operations, net of income tax effect, was $0.1 million for the three months ended September 30, 2009 compared to a loss from discontinued operations, net of income tax effect of $1.2 million for the three months ended September 30, 2008. During the third quarter of 2009, we entered a definitive agreement to sell our EAP business, elected to make The Oaks Treatment Center available for sale, and terminated one contract with a South Carolina juvenile justice agency. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. Accordingly, these operations are included in discontinued operations.
Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008
     The following table compares key total facility statistics and same-facility statistics for the nine months ended September 30, 2009 and 2008 for our owned and leased inpatient facilities:

	Nine Months Ended September 30,		%
	2009	2008	Change
Same-facility results:
Revenue (in thousands)	$1,239,720	$1,180,209	5.0%
Admissions	131,303	124,263	5.7%
Patient days	2,133,338	2,076,905	2.7%
Average length of stay (in days)	16.2	16.7	-3.0%
Revenue per patient day	$581	$568	2.3%

Total facility results:
Revenue (in thousands)	$1,254,444	$1,180,209	6.3%
Admissions	133,232	124,263	7.2%
Patient days	2,157,856	2,076,905	3.9%
Average length of stay (in days)	16.2	16.7	-3.0%
Revenue per patient day	$581	$568	2.3%
     Revenue. Revenue from continuing operations increased $75.1 million, or 5.9%, to $1,348.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Revenue from owned and leased inpatient facilities increased $74.2 million, or 6.3%, to $1,254.4 million in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisition of five inpatient facilities from UMC in 2008 and to same-facility growth in patient days of 2.7% and revenue per patient day of 2.3%. Other revenue was $94.1 million in 2009 compared to $93.2 million in 2008, an increase of $0.9 million.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $751.9 million for the nine months ended September 30, 2009 compared to $705.8 million for the nine months ended September 30, 2008, an increase of $46.1 million, or 6.5%. SWB expense includes $13.5 million and $15.0 million of share-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively. Excluding share-based compensation expense, SWB expense was $738.4 million, or 54.8% of total revenue, for the nine months ended September 30, 2009 compared to $690.8 million, or 54.2% of total revenue, for the nine months ended September 30, 2008. SWB expense for owned and leased inpatient facilities was $678.2 million in 2009, or 54.1% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $670.3 million in 2009, or 54.1% of revenue, compared to $631.2 million in 2008, or 53.5% of revenue. This increase in same-facility SWB expense for owned and leased inpatient facilities was primarily the result of a shift from utilization of contract labor that is a component of professional fees to the utilization of employees. SWB expense for other operations was $35.9 million in 2009 compared to $36.7 million in 2008. SWB expense for our corporate office was $37.7 million, including $13.5 million in share-based compensation, for 2009 compared to $37.3 million, including $15.0 million in share-based compensation, for 2008.
     Professional fees. Professional fees were $125.0 million for the nine months ended September 30, 2009, or 9.3% of total revenue, compared to $122.0 million for the nine months ended September 30, 2008, or 9.6% of total revenue. Professional fees for owned and leased inpatient facilities were $113.3 million in 2009, or 9.0% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $111.9 million in 2009, or 9.0% of revenue, compared to $108.4 million in 2008, or 9.2% of revenue. Professional fees for other operations and our corporate office decreased to $11.7 million in 2009 compared to $13.5 million in 2008.
     Supplies. Supplies expense was $70.1 million for the nine months ended September 30, 2009, or 5.2% of total revenue, compared to $70.2 million for the nine months ended September 30, 2008, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $69.6 million in 2009, or 5.5% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $68.6 million in 2009, or 5.5% of revenue, compared to $69.6 million in 2008, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $26.5 million for the nine months ended September 30, 2009, or 2.0% of total revenue, compared to $25.8 million for the nine months ended September 30, 2008, or 2.0% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $142.7 million for the nine months ended September 30, 2009, or 10.6% of total revenue, compared to $133.4 million for the nine months ended September 30, 2008, or 10.5% of total revenue. Other operating expenses for owned and leased inpatient facilities were $99.1 million in 2009, or 7.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $98.1 million in 2009, or 7.9% of revenue, compared to $93.9 million in 2008, or 8.0% of revenue. Other operating expenses for other operations and our corporate office increased to $43.6 million in 2009 compared to $39.2 million in 2008. This increase in other operating expenses for other operations and our corporate office was primarily the result of claims expense from a new at-risk contract within our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $33.1 million for the nine months ended September 30, 2009 compared to $28.7 million for the nine months ended September 30, 2008, primarily as a result of the acquisitions of inpatient facilities, expansion projects at existing inpatient facilities and development of new inpatient facilities during 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $53.4 million for the nine months ended September 30, 2009 compared to $57.7 million for the nine months ended September 30, 2008 primarily as a result of a reduction in interest rates on our variable rate debt.
     Income attributable to noncontrolling interest. We own a controlling interest in two joint ventures that own two of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of each joint venture’s net profit belonging to the noncontrolling partner.
     Income from discontinued operations, net of taxes. The income from discontinued operations, net of income tax effect, was $0.2 million for the nine months ended September 30, 2009 compared to $0.9 million for the nine months ended September 30, 2008. During the third quarter of 2009, we entered a definitive agreement to sell our EAP business, elected to make The Oaks Treatment Center available for sale, and terminated one contract with a South Carolina juvenile justice agency. During the second quarter of 2009, we elected to make Nashville Rehabilitation Hospital available for sale. This facility’s behavioral health services were transferred to Rolling Hills Hospital in the first quarter of 2009. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. Accordingly, these operations are included in discontinued operations.
Liquidity and Capital Resources
     Working capital at September 30, 2009 was $252.6 million, including cash and cash equivalents of $13.4 million, compared to working capital of $245.4 million, including cash and cash equivalents of $51.3 million, at December 31, 2008. The decrease in cash and cash equivalents in 2009 was largely the result of using excess cash to reduce the outstanding balance on our revolving credit facility, $29.3 million of which was classified as a current liability at December 31, 2008, as well as $19.0 million paid to purchase the real estate of a hospital that was previously leased. Another significant change in working capital in 2009 was a decrease in income tax receivable of $11.9 million.

     Cash provided by continuing operating activities was $154.9 million for the nine months ended September 30, 2009 compared to $85.1 million for the nine months ended September 30, 2008. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results, improved collections on accounts receivable and a reduction in payments for income taxes and interest. Income tax payments decreased $12.1 million to $38.9 million for the nine months ended September 30, 2009 compared to $51.0 million for the nine months ended September 30, 2008, primarily as a result of applying income tax overpayments for 2008 to income taxes due for 2009. Interest payments decreased $11.8 million to $57.2 million for the nine months ended September 30, 2009 compared to $69.0 million for the nine months ended September 30, 2008. This decrease in interest payments is primarily due to decreasing interest rates on our variable rate debt and timing of interest payments. During the nine months ended September 30, 2009, the balance of accounts receivable increased $4.6 million, net of acquisitions, compared to an increase of $30.4 million, net of acquisitions, during the nine months ended September 30, 2008, primarily as a result of improved collections on our accounts receivables as well as post-acquisition receivables generated in 2008 from the five facilities acquired from UMC in March 2008, for which no accounts receivable were purchased. Our consolidated days sales outstanding were 50 and 51 at September 30, 2009 and December 31, 2008, respectively.
     Cash used in continuing investing activities was $146.9 million for the nine months ended September 30, 2009 compared to $198.7 million for the nine months ended September 30, 2008. Cash used in continuing investing activities for the nine months ended September 30, 2009 primarily consisted of $95.6 million paid for purchases of fixed assets, $32.7 million paid for acquisitions and $19.0 million paid for the acquisition of the real estate of a previously leased facility. Cash used for routine capital expenditures was approximately $36.6 million and cash used for expansion capital expenditures was approximately $59.0 million for the nine months ended September 30, 2009. We expect additional expenditures during 2009 as a result of planned capital expansion projects, which are expected to add approximately 200 new beds to our inpatient facilities during the remainder of 2009. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Cash used in continuing investing activities for the nine months ended September 30, 2008 consisted primarily of $118.5 million in cash paid for acquisitions and $80.6 million paid for purchases of fixed assets. Acquisitions in 2008 consisted primarily of five inpatient behavioral health care facilities acquired from UMC. Cash used in discontinued investing activities for the three months ended September 30, 2008 of $40.7 million consisted primarily of cash paid for acquisitions of EAP businesses.
     Cash used in financing activities was $46.0 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $156.6 million for the nine months ended September 30, 2008. Cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $138.4 million of net payments on the balance due under our revolving credit facility, $9.8 million paid for loan and issuance costs and $3.8 million principal payments on long-term debt, offset by $106.5 million received from the issuance of $120 million of our 7 3/4% Notes at a discount of 11.25%. Cash provided by financing activities for the nine months ended September 30, 2008 primarily resulted from $149.3 million borrowed under our revolving credit facility used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes.
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
     During the fourth quarter of 2007, we entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to fluctuations in interest rates. Pursuant to this interest rate swap agreement, we exchange the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt related to our senior secured term loan facility for a fixed interest rate. This interest rate swap agreement matures on November 30, 2009. The fair value of our interest rate swap agreement at September 30, 2009 is recorded in other accrued liabilities on our condensed consolidated balance sheet at $1.4 million.
     We are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities and other operations, and we will incur continued expenditures on expansion projects. Management continually assesses our capital needs, and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, for facility expansions, for repayment of indebtedness or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities or make capital expenditures.

Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 5.6% at September 30, 2009	$90,959	$—	$90,959	$—	$—
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.04% at September 30, 2009	565,812	3,750	562,062	—	—
7 3/4% Senior Subordinated Notes due July 15, 2015	582,442	—	—	—	582,442
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,959	443	973	1,101	30,442

	1,272,172	4,193	653,994	1,101	612,884

Lease and other obligations	90,396	16,279	21,539	14,074	38,504

Total contractual obligations	$1,362,568	$20,472	$675,533	$15,175	$651,388

(1)	Excludes capital lease obligations and other obligations of $6.8 million, which are included in lease and other obligations.
     The fair value of the $470.0 million in principal amount of 7 3/4% Notes outstanding at December 31, 2008 was approximately $452.4 million and $343.7 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of our $120.0 million in principal amount of 7 3/4% Notes issued in May 2009 was approximately $110.4 million as of September 30, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $88.2 million and $543.2 million, respectively, as of September 30, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $446.4 million, respectively, as of December 31, 2008. The carrying value of our other long-term debt, including current maturities, of $40.1 million and $40.6 million at September 30, 2009 and December 31, 2008, respectively, approximated fair value. We had $91.0 million and $565.8 million of variable rate debt outstanding under our revolving credit facility and senior secured term loan facility, respectively, as of September 30, 2009. As a result of our interest rate swap agreement to exchange interest rate payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate, the variable rate debt outstanding under our senior secured term loan facility was effectively $340.8 million as of September 30, 2009. At our September 30, 2009 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.8 million.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with GAAP. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses included in our financial statements. Estimates are based on historical experience and other information currently available, the results of which form the basis of such estimates. While we believe our estimation processes are reasonable, actual results could differ from our estimates. The following represent the estimates considered most critical to our operating performance and involve the most subjective and complex assumptions and assessments.
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
     Our interest expense is sensitive to changes in the general level of interest rates, and we have entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. to manage our exposure to such fluctuations. Our interest rate swap agreement exchanges the interest payments associated with a face value amount of $225 million of LIBOR-indexed variable rate debt for a fixed rate. Our interest rate swap agreement exposes us to credit risk in the event of non-performance by Merrill Lynch Capital Services, Inc., however, we do not anticipate such non-performance.
     With respect to our interest-bearing liabilities and including our interest rate swap, approximately $848.0 million of our long-term debt outstanding at September 30, 2009 was subject to a weighted-average fixed interest rate of 7.1%. Our variable rate debt is comprised of our senior secured term loan facility, which had $340.8 million outstanding at September 30, 2009 (excluding $225 million associated with our interest rate swap) and on which interest is generally payable at LIBOR plus 1.75%, and our $300.0 million revolving credit facility, which had a $91.0 million balance outstanding at September 30, 2009 and on which interest is generally payable at LIBOR plus 5.0% to 5.75% (depending on a certain leverage ratio).
     A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.8 million on an annual basis based upon our borrowing level at September 30, 2009. In the event we draw on our revolving credit facility and/or interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change by targeting a portion of our debt portfolio to be maintained at fixed rates and periodically entering into interest rate swap agreements.

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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the third quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are subject to various claims and legal actions that arise in the ordinary course of our business. A stockholder lawsuit alleging violation of federal securities laws was filed during the third quarter of 2009. We believe the lawsuit is without merit and intend to defend it vigorously. In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 6.	Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

Exhibit
Number	Description
10.1*	Fourth Amendment, dated as of September 25, 2009, to the Second Amended and Restated Credit Agreement, as amended, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, Community Cornerstones, Inc., First Corrections Puerto Rico, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, the incremental revolving credit lenders party thereto, Citicorp North America, Inc. as term loan facility administrative agent, and Bank of America, N.A., as revolving credit facility administrative agent.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: November 2, 2009