Form 10-K
period 2009-12-31
PSYCHIATRIC SOLUTIONS INC
filed 2010-02-25
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of June 30, 2009, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was approximately $1.0 billion. For purposes of calculating such aggregate market value, shares owned by directors, executive officers and 5% beneficial owners of the registrant have been excluded.
     As of February 22, 2010, 56,263,260 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be held on May 18, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I
     Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Psychiatric Solutions,” “the Company,” “we,” “us” or “our” mean Psychiatric Solutions, Inc. and its consolidated subsidiaries.
Item 1. Business
Overview
     We are a leading provider of inpatient behavioral health care services in the United States. We operate 94 inpatient behavioral health care facilities with approximately 11,000 beds in 32 states, Puerto Rico, and the U.S. Virgin Islands. In 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee, acquired a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota, acquired a 90-bed inpatient behavioral health care facility located in Panama City, Florida, and sold our employee assistance program (“EAP”) business for approximately $68.5 million, net of fees and expenses. We generated revenue of approximately $1.8 billion and $1.7 billion for the years ended December 31, 2009 and 2008, respectively. We believe that our primary focus on the provision of inpatient behavioral health care services allows us to operate more efficiently and provide higher quality care than our competitors.
     Our inpatient behavioral health care facilities accounted for 93.0% of our revenue for the year ended December 31, 2009. These inpatient facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. We offer these services through a combination of acute inpatient behavioral facilities and residential treatment centers (“RTCs”). Our acute inpatient behavioral facilities provide the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Our RTCs offer longer term treatment programs primarily for children and adolescents with chronic behavioral health problems. Our RTCs provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social and academic needs of the patients.
     Other behavioral health care services accounted for 7.0% of our revenue for the year ended December 31, 2009. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals.
     Psychiatric Solutions was incorporated in the State of Delaware in 1988. Our principal executive offices are located at 6640 Carothers Parkway, Suite 500, Franklin, Tennessee 37067. Our telephone number is (615) 312-5700. Information about Psychiatric Solutions and our filings with the Securities and Exchange Commission can be found at our website at www.psysolutions.com.
Our Industry
     According to the National Association of Psychiatric Health Systems’ 2008 Annual Survey, an estimated 26.2% of Americans ages 18 and older, or slightly more than one in four adults, suffer from a diagnosable mental disorder in a given year, and about 6%, or about one in seventeen, suffer from a serious mental illness.
     The behavioral health care industry is highly fragmented with only a few large national providers. During the 1990s, the behavioral health care industry experienced a significant contraction following a long period of growth. The reduction was largely driven by third-party payors who decreased reimbursement, implemented more stringent admission criteria and decreased the authorized length of stay. We believe this reduced capacity has resulted in an underserved patient population.
     Reduced capacity, mental health parity legislation, and increased demand for behavioral health care services have resulted in favorable industry fundamentals over the last several years. Behavioral health care providers have enjoyed increased reimbursement rates and admissions and stabilized lengths of stay. According to the National Association of Psychiatric Health Systems, inpatient admissions increased approximately 3.5% from 2006 to 2007, and total inpatient days of care increased 3.2% from 2006 to 2007. In order to meet strong demand, facilities have been adding beds resulting in a 2% increase in licensed beds within existing facilities from 2006 to 2007. Following a rapid decrease during the early 1990s, inpatient average length of stay stabilized between 9 and 11 days from 1997 to 2007. The inpatient average length of stay was 9.7 days and 9.6 days in 2007 and 2006, respectively. The average inpatient net revenue per day in 2007 was $616 for facilities with less than fifty beds, $685 for facilities with between fifty and one hundred beds and $615 for facilities with more than one hundred beds. The average residential net revenue per day in 2007 was $346 for facilities with less than fifty beds, $420 for facilities with between fifty and one hundred beds and $358 for facilities with more than one hundred beds. Total patient days of care decreased 3.3% from 2006 to 2007 for RTC facilities, while average length of stay increased 2.4% to 168 days in 2007 from 164 days in 2006.
Our Competitive Strengths
     We believe the following competitive strengths contribute to our strong market share in each of our markets and will enable us to continue to successfully grow our business and increase our profitability:

•	Singular focus on behavioral health care — We focus primarily on the provision of inpatient behavioral health care services. We believe this allows us to operate more efficiently and provide higher quality care than our competitors. In addition, we believe our focus and reputation have helped us to develop important relationships and extensive referral networks within our markets and to attract and retain qualified behavioral health care professionals.

•	Strong and sustainable market position — Our inpatient facilities have an established presence in each of our markets, and many of our owned and leased inpatient facilities have the leading market share in their respective service areas. We believe that the relationships and referral networks we have established will further enhance our presence within our markets. In addition, many of the states in which we operate require a certificate of need to open a behavioral health care facility, which may be difficult to obtain and may further preclude new market participants.

•	Demonstrated ability to identify and integrate acquisitions — We attribute part of our success in integrating acquired inpatient facilities to our due diligence review of these facilities prior to completing the acquisitions as well as our ability to retain key employees at the acquired facilities. We employ a disciplined acquisition strategy that is based on defined criteria including quality of service, return on invested capital and strategic benefits. We also have a comprehensive post-acquisition strategic plan to facilitate the integration of acquired facilities that includes improving facility operations, retaining and recruiting psychiatrists and expanding the breadth of services offered by the facilities.

•	Diversified payor mix and revenue base — As we have grown our business, we have focused on diversifying our sources of revenue. For the year ended December 31, 2009, we received 28.7% of our revenue from Medicaid, 13.5% from Medicare, 37.5% from HMO/PPO, commercial and private payors, 14.9% from various state agencies and 5.4% from other payors. We receive Medicaid payments from more than 30 states. Substantially all of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates. For the year ended December 31, 2009, no single inpatient facility represented more than 2.2% of our revenue.

•	Experienced management team — Our senior management team has extensive experience in the health care industry. Joey A. Jacobs, our Chairman, President and Chief Executive Officer, has over 30 years of experience in various capacities in the health care industry. Our senior management operates as a cohesive, complementary group and has extensive operating knowledge of our industry and understanding of the regulatory environment in which we operate. Our senior managers employ conservative fiscal policies and have a successful track record in both operating our core business and integrating acquired assets.

•	Consistent free cash flow and minimal maintenance capital requirements — We generate consistent free cash flow by profitably operating our business, actively managing our working capital and having low maintenance capital expenditure requirements. As the behavioral health care business does not require the procurement and replacement of expensive medical equipment, our maintenance capital expenditure requirements are less than that of other facility-based health care providers. Historically, our maintenance capital expenditures have amounted to approximately 2% to 3% of our revenue. In addition, our accounts receivable management is less complex than medical/surgical hospital providers because there are fewer billing codes for inpatient behavioral health care services.
Our Growth Strategy
     We have experienced significant growth in our operations as measured by the number of our facilities, admissions, patient days, revenue and net income. We intend to continue growing our business and increasing our profitability by improving the performance of our inpatient facilities and through strategic acquisitions. The principal elements of our growth strategy are to:
•	Continue to Drive Same-Facility Growth — We increased our same-facility revenue by approximately 5.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Same-facility revenue also increased by approximately 8.4%, 6.9%, and 9.0% for the years ended December 31, 2008, 2007, and 2006, respectively, compared to the immediately preceding years. Same-facility revenue refers to the comparison of the inpatient facilities we owned during a prior period with the comparable period in the subsequent period, adjusted for closures and combinations for comparability purposes. We intend to continue to increase our same-facility revenue by increasing our admissions and patient days and obtaining annual reimbursement rate increases. We plan to accomplish these goals by:
•	continuing to provide high quality service;

•	expanding bed capacity at our facilities to meet demand;

•	expanding our services and developing new services to take advantage of increased demand in select markets where we operate;

•	building and expanding relationships that enhance our presence in local and regional markets; and

•	developing formal marketing initiatives and expanding referral networks.
•	Grow Through Strategic Acquisitions — Our industry is highly fragmented and we plan to selectively pursue the acquisition of additional inpatient behavioral health care facilities. There are approximately 500 freestanding acute and residential treatment facilities in the United States and the top two providers operate approximately one-third of these facilities. We believe there are a number of acquisition candidates available at attractive valuations. We believe our focus on inpatient behavioral health care provides us with a strategic advantage when assessing a potential acquisition. We employ a disciplined acquisition strategy that is based on defined criteria, including quality of service, return on invested capital and strategic benefits.

•	Enhance Operating Efficiencies — Our management team has extensive experience in the operation of multi-facility health care services companies. We intend to focus on improving our profitability by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. We believe that our focus on efficient operations increases our profitability and will attract qualified behavioral health care professionals and patients.
Services
Inpatient Behavioral Health Care Facilities
     We operate 86 owned and 8 leased inpatient behavioral health care facilities. These facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including: licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored EAPs; and law enforcement and community agencies that interact with individuals who may need treatment for mental illness or substance abuse. During the year ended December 31, 2009, our inpatient behavioral health care facilities produced approximately 93.0% of our revenue.
     Through the diversity of programming and levels of care available, a patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multi-disciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his or her world. Disorders treated and services offered at our inpatient facilities include:

•	bipolar disorder

•	major depression

•	schizophrenia

•	attention deficit/hyperactivity disorder

•	impulse disorder

•	oppositional and conduct disorders

•	developmentally delayed disorders

•	neurological disorders

•	acute eating disorders

•	reactive attachment disorder

•	dual diagnosis

•	chemical dependency
•	rehabilitation care

•	day treatment

•	detoxification

•	partial hospitalization

•	therapeutic foster care

•	intensive outpatient

•	rapid adoption services

•	independent living skills

•	vocational training

     Acute inpatient hospitalization is the most intensive level of care offered and typically involves skilled nursing observation and care, daily oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of mental health professionals. Every patient admitted to our acute inpatient facilities is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute inpatient facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of a patient’s medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patient’s assessed needs. Education regarding a patient’s illnesses is also provided by trained mental health professionals.
     Our RTCs provide longer term treatment programs for children and adolescents with long-standing behavioral/mental health problems. Our RTCs provide twenty-four hour care which includes individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to increase the chance of success once the resident is discharged. Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility. Our RTCs also provide academic programs conducted by certified teachers to child and adolescent residents. These programs are individualized for each resident upon admission. Upon discharge, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our RTCs include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component. Our RTCs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within a patient’s own state.
     Our inpatient facilities’ programs are designed to meet the needs of various referral sources to provide services to patients with multiple issues and specialized needs. We believe that our success rate with these difficult to treat cases has expanded our network of referrals. The services provided at each inpatient facility are continually assessed and monitored through an ongoing quality improvement program. The purpose of this program is to strive for the highest quality of care possible for individuals with behavioral health issues, and includes regular site visits to each inpatient facility in order to assess compliance with legal and regulatory standards, as well as adherence to our compliance program. Standardized performance measures based on a national outcomes measurement database comparing our inpatient facilities’ performance with national norms are also reported and reviewed and corrective steps are taken when necessary.
Other Behavioral Health Care Services
     Other behavioral health care services accounted for 7.0% of our revenue for the year ended December 31, 2009. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico.
     Through our contract management business we develop, organize and manage behavioral health and rehabilitation programs within third-party general medical/surgical hospitals. Our broad range of services can be customized into individual programs that meet specific inpatient facility and community requirements. Our contract management business is dedicated to providing high quality programs with integrity, innovation and sufficient flexibility to develop customized individual programs. We provide our customers with a variety of management options, including clinical and management infrastructure, personnel recruitment, staff orientation and supervision, corporate consultation and performance improvement plans. Under the management contracts, the hospital is the actual provider of the mental health services and utilizes its own facilities, support services, and generally its own nursing staff in connection with the operation of its programs. Our management contracts generally have an initial term of two to five years and are extended for successive one-year periods unless terminated by either party.
Seasonality of Services
     Due to the large number of children and adolescent patients served, our inpatient behavioral health care facilities typically experience lower patient volumes and revenue during the summer months, the year-end holidays and other periods when school is out of session.
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
Competition
     The inpatient behavioral health care industry is highly fragmented and is subject to continual changes in the method in which services are provided and the types of companies providing such services. We primarily compete with regional and local competitors. Some of our competitors are owned by governmental agencies and supported by tax revenue and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.
     In addition, we compete for patients with other providers of mental health care services, including other inpatient behavioral health care facilities, medical/surgical hospitals, independent psychiatrists and psychologists. We also compete with hospitals, nursing homes, clinics, physicians’ offices and staffing companies for the services of registered nurses and other professionals. We attempt to differentiate ourselves from our competition through our singular focus on the provision of behavioral health care services, our reputation for the quality of our services, recruitment of first rate medical staff and accessibility to our facilities. In addition, we believe that the active development of our referral network and participation in selected managed care provider panels enable us to successfully compete for patients in need of our services.
Reimbursement
     Our inpatient owned and leased facilities receive payment for services from the federal government, primarily under the Medicare program; state governments, primarily under their respective Medicaid programs; private insurers, including managed care plans; and directly from patients. Most of our inpatient behavioral health facilities are certified as providers of Medicare and/or Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in our inpatient facilities, equipment, personnel and services. If an inpatient facility loses its certification, it will be unable to receive payment under the Medicare or Medicaid programs. Although we intend to continue participating in such programs, there can be no assurance that we will continue to qualify for participation.
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
     Our consolidated day’s sales outstanding were 49 and 52 for the years ended December 31, 2009 and 2008, respectively.
Medicare
     Medicare provides insurance benefits to persons age 65 and over and some disabled persons. The Centers for Medicare and Medicaid Services (“CMS”) implemented a three-year transition period to reimbursement based on an inpatient services prospective payment system (“PPS”) from reimbursement based on a reasonable cost basis, starting with the cost reporting periods beginning on or after January 1, 2005. PPS was fully implemented for cost reporting periods beginning on or after January 1, 2008. Inpatient psychiatric facilities received a 2.19% increase in the Medicare prospective base rate beginning July 1, 2009.
     Under CMS regulations, the PPS base per diem is adjusted for specific patient and facility characteristics that increase the cost of patient care. Payment rates for individual inpatient facilities are adjusted to reflect geographic differences in wages and rural providers and teaching facilities receive an increased payment adjustment. Additionally, the base rate is adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric comorbidities (i.e., other coexisting conditions that may complicate treatment) and age. Because the cost of inpatient behavioral care tends to be greatest at admission and a few days thereafter, the per diem rate is adjusted for each day to reflect the number of days the patient has been in the facility. Medicare pays this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. Please see www.cms.hhs.gov/InpatientPsychFacilPPS for additional information.
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
Recovery Audit Contractors
     In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms examining Medicare claims filed by health care providers. The RAC program began as a demonstration project in three states (New York, California, and Florida), and was made permanent by the Tax Relief and Health Care Act of 2006. The Act required CMS to have RACs in place in all 50 states no later than 2010.
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
     RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we anticipate that RACs will review claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict whether we will be subject to RAC audits in the future, or if audited, what the result of such audits might be.
Medicaid
     Medicaid, a joint federal-state program that is administered by the respective states, provides health care benefits to qualifying individuals who are unable to afford medical care. All Medicaid funding is generally conditioned upon financial appropriations to state Medicaid agencies by the state legislatures. Many states face pressures to control their budgets, which has led some state legislatures to reduce such appropriations.
     Some states may adopt health care reform measures that could modify the manner in which all health services are delivered and reimbursed, especially with respect to Medicaid recipients and other individuals funded by public resources. Most states have applied for and been granted federal waivers from current Medicaid regulations in order to allow them to serve some or all of their Medicaid participants through managed care providers. The majority of our Medicaid payments relate to the care of children and adolescents. We believe that children and adolescents are a patient class that is less susceptible to reductions in reimbursement rates.
Managed Care and Commercial Insurance Carriers
     Our inpatient facilities are also reimbursed for certain behavioral health care services by private payors including health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), commercial insurance companies, employers and individual private payors. Our inpatient facilities offer discounts from established charges to certain large group purchasers of health care services. Generally, patients covered by HMOs, PPOs and other private insurers are responsible for payment of certain co-payments and deductibles.
     The Mental Health Parity Act of 1996 (“MHPA”) was a federal law that required annual or lifetime limits for mental health benefits be no lower than the dollar limits for medical/surgical benefits offered by a group health plan. MHPA applied to group health plans or health insurance coverage offered in connection with a group health plan that offered both mental health and medical/surgical benefits. However it did not require plans to offer mental health benefits. MHPA was scheduled to “sunset” on December 31, 2003; however, MHPA has been extended several times on a year to year basis, most recently through the end of 2009. The Mental Health and Addiction Equity Parity Act of 2008 (the “2008 MHPA”) was passed in October of 2008 and will take effect for plan years beginning after July 1, 2010. The 2008 MHPA will substantially increase the mental health benefits protection afforded by MHPA and will expand the coverage of MHPA to include substance abuse treatment. On February 2, 2010, CMS published interim final rules governing implementation of the 2008 MHPA. Among the changes in the interim final rules is an expansion of the parity requirements for aggregate lifetime and annual dollar limits to include protections for substance use disorder benefits. Approximately 45 states have also enacted some form of mental health parity laws.
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
     All of the inpatient facilities operated by us are properly licensed under applicable state laws. Most of the inpatient facilities operated by us are certified under Medicare and/or Medicaid programs and accredited by The Joint Commission, a functional prerequisite to participation in the Medicare and Medicaid programs. Should any of our inpatient facilities lose its accreditation by The Joint Commission, or otherwise lose its certification under the Medicare and/or Medicaid programs, that inpatient facility may be unable to receive reimbursement from the Medicare and/or Medicaid programs. If a provider for whom we provide contract management services is excluded from any federal health care program, no services furnished by that provider would be reimbursed by any federal health care program. If one of our facilities is excluded from a federal health care program, that facility would not be eligible for reimbursement by any federal health care program. Additionally, many private third-party payors require Joint Commission accreditation and/or Medicare certification in order to contract with a facility.
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
     The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the Anti-Kickback Statute. These regulations are known as “safe harbor” provisions. The safe harbor provisions delineate standards that, if complied with, protect conduct that might otherwise be deemed to violate the Anti-Kickback Statute. While compliance with the safe harbor provisions effectively insulates a practice from being found in violation of the Anti-Kickback Statute, the failure of a particular activity to comply with the safe harbor provisions does not mean that the activity violates the Anti-Kickback Statute. Rather, failure to comply with the safe harbor provisions simply denies us the opportunity to avail ourselves of the affirmative defense of safe harbor compliance. We have a variety of financial relationships with physicians who refer patients to our owned and leased facilities, as well as to behavioral health and rehabilitation programs we manage, including employment contracts, professional service agreements with independent contractor agreements and medical/clinical director agreements. We use our best efforts to structure each of our arrangements, especially each of our business relationships with physicians, to fit as closely as possible within the applicable safe harbors. We cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the Anti-Kickback Statute or other applicable laws. If we violate the Anti-Kickback Statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental health care programs.
     We provide unit management services to acute care hospitals. Some of our management agreements provide for fees payable to us that are not fixed fees, but may vary based on revenue, the level of services rendered or the number of patients treated in the unit. We believe that the management fees reflect fair market value for the services rendered and are not determined in a manner that takes into account the volume or value of any referrals. These management agreements satisfy many but not all of the requirements of the Personal Services and Management Contract Safe Harbor. We believe our management agreements comply with the Anti-Kickback Statute. As discussed above, the preamble to the Safe Harbor regulations specifically indicates that the failure of a particular business arrangement to comply with a Safe Harbor does not determine whether the arrangement violates the Anti-Kickback Statute.
     The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to health care entities in which they or any of their immediate family members have an ownership or other financial interest for the furnishing of any “designated health services”. These types of referrals are commonly known as “self referrals.” A violation of the Stark Law may result in a denial of payment, require refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for circumvention schemes, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, exclusion from the Medicare and Medicaid programs and other federal programs, and additionally could result in penalties for false claims. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and facilities, including employment contracts, personal services agreements, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations. However, future Stark Law regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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
Emergency Medical Treatment and Active Labor Act
     The Emergency Medical Treatment and Active Labor Act (“EMTALA”) is a federal law that requires any Medicare participating hospital to conduct an appropriate medical screening examination, within the capabilities of the facility, of every person who presents at the hospital seeking treatment on an urgent basis. If the patient is suffering from an emergency medical condition, the facility must either stabilize that condition or make an appropriate transfer of the patient to a facility that can stabilize the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient, or if the hospital delays appropriate treatment, in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.
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
The Federal False Claims Act
     The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government determines whether it will intervene in the litigation.
     Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the Anti-Kickback Statute or the Stark Law. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, or knowingly and improperly avoids or decreases an obligation to pay money to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute the knowing submission of a false claim. Additionally, the Fraud Enforcement and Recovery Act of 2009 (“FERA”) substantially broadened the scope of the False Claims Act. Most notably, FERA expands the definition of “false claim” to include claims made to contractors for funds spent on the government’s behalf and the retention of government overpayments, expands whistleblower protections, eases restrictions on the flow of information between the government and qui tam relators, and increases funding for government investigation and prosecution of alleged false claims. From time to time, companies in the health care industry, including us, may be subject to actions under the federal False Claims Act.
HIPAA Transaction, Privacy and Security Requirements
     HIPAA requires health plans, health care clearinghouses and health care providers (“Covered Entities”) to use standard data formats and code sets when electronically transmitting information in connection with various transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status, and establishes standards to protect the confidentiality, availability and integrity of health information maintained by Covered Entities, regardless of format. In 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) amended HIPAA to include a requirement that Covered Entities, such as us, self-report breaches of unsecured protected health information to affected patients, the HHS, and in some cases, the media. HITECH also modifies the responsibilities of HIPAA “business associates,” such as our managed unit division, and substantially increases the civil monetary penalties for HIPAA violations. We believe our inpatient facilities and, where applicable, other operations are in substantial compliance with the HIPAA regulations.

Other Medical Record Disclosure Laws
     Disclosure of health records relating to drug and alcohol treatment is regulated by the Federal Confidentiality of Alcohol and Drug Abuse Patient Records law. This law prohibits the disclosure and use of alcohol and drug abuse patient records that are maintained by any federally assisted alcohol and drug abuse programs. The privacy protections afforded substance abuse treatment records are much more stringent than the HIPAA privacy rules and in most cases permit disclosure only when the patient has specifically consented to disclosure. Violations of this law could result in criminal penalties, including fines of up to $500 for first offenses and up to $5,000 for each subsequent offense.
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
Certificates of Need (“CON”)
     The construction of new health care facilities, the acquisition or expansion of existing facilities, the transfer or change of ownership and the addition of new beds, services or equipment may be subject to laws in certain states that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need for construction or acquisition of facilities or the addition of new services. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, or complete an acquisition. Violations of these state laws may result in the imposition of civil sanctions or revocation of a facility’s license.
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
Insurance
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $75.0 million. The self-insured reserves for professional and general liability risks are calculated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates.
Employees
     As of December 31, 2009, we employed approximately 23,000 employees, of whom approximately 16,000 are full-time employees. Approximately 22,000 employees staff our owned and leased inpatient behavioral health care facilities, approximately 1,100 employees staff our other behavioral health care businesses and approximately 200 employees are in corporate management including finance, accounting, legal, operations management, development, reimbursement, compliance, risk management, information systems, internal audit and human resources. We consider our employee relations to be in good standing.
Available Information
     We make available free of charge through our website, which you can find at www.psysolutions.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
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
     The following are some of the risks and uncertainties that could cause our actual financial condition, results of operations, business and prospects to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or our other filings with the SEC. These risks, as well as the risks described in “Reimbursement,” “Regulation and Other Factors,” and “Forward-Looking Statements” should be carefully considered before making an investment decision regarding us. The risks and uncertainties described below are not the only ones we face and there may be additional risks that we are not presently aware of or that we currently consider not likely to have a significant impact. If any of the following risks actually occurred, our business, financial condition and operating results could suffer, and the trading price of our common stock could decline.
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
Health care reform measures could adversely affect our business.
     The United States Congress is currently considering a variety of bills intended to significantly reform the U.S. health care system. All versions of the proposed legislation are intended, among other things, to increase access to health insurance and slow the rate of growth of health care spending. Any adopted reform measures could adversely impact the amount paid for services we provide to our patients who are covered by Medicare, Medicaid and other governmental agencies or third party payors. While we cannot predict what, if any, legislative or regulatory proposals will be adopted, adoption of such proposals could affect our reimbursement and materially harm our business, financial condition and results of operations.
The economic downturn and continued deficit spending by the federal government and state budget pressures may result in a reduction in payments and covered services. Lower reimbursement rates for our services would have an adverse effect on our business, financial condition and results of operations.

     Approximately 57.1% of our revenue comes from the Medicare and Medicaid programs and various state agencies. Continued deficit spending due to adverse developments in the United States and global economies, bailout programs directed at specific industries and other governmental measures could lead to a reduction in federal government expenditures, including governmentally funded programs such as Medicare and Medicaid. In addition, state budget pressures may cause reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for our services. Reductions in expenditures for these programs could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.
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
     Both federal and state government agencies as well as private payors are devoting increased attention and resources to anti-fraud initiatives against health care providers and have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care organizations. These investigations relate to a wide variety of topics, including:
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
     In July 2008, we received a subpoena from the United States Department of Justice requesting certain information regarding one of our inpatient facilities in Chicago, Illinois. We have been cooperating, and will continue to cooperate, with the Department of Justice in connection with its investigation. A hold prohibiting admissions to this facility of patients in the custody of the Illinois Department of Children and Family Services remains in effect. We are uncertain when the hold will be removed. The outcome of the Department of Justice’s inquiry is uncertain, and adverse developments or outcomes can result in adverse publicity, significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
The volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies could impact our ability to access both available and affordable financing, and without such financing, we may be unable to achieve our objectives for strategic acquisitions and internal growth.
     The United States and global capital and credit markets have been experiencing extreme volatility and disruption at unprecedented levels. Significant declines in the United States housing market, including falling home prices, the increasing number of foreclosures and higher unemployment rates, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions or have increased their rates significantly compared to the prior year.
     Our acquisition program requires capital resources. Likewise, the operation of existing inpatient facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology. While we intend to finance strategic acquisitions and internal growth with cash flows from operations and borrowings under our revolving credit facility, we may require sources of capital in addition to those presently available to us. Due to the existing uncertainty in the capital and credit markets, as well as our level of indebtedness and restrictions set forth in our debt agreements, additional capital may not be available on terms acceptable to us or at all, and this may result in our inability to achieve objectives for strategic acquisitions and capital expenditures.

Further, in the event we need additional funds, and we are unable to raise the necessary funds on acceptable terms, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected. If we are not able to obtain additional financing, then we may not be able to consummate acquisitions or undertake capital expenditures.
As a provider of health care services, we are subject to claims and legal actions by patients and others.
     We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Facilities acquired by us may have unknown or contingent liabilities, including liabilities related to patient care and liabilities for failure to comply with health care laws and regulations, which could result in large claims and significant defense costs. Although we generally seek indemnification covering these matters from prior owners of facilities we acquire, material liabilities for past activities of acquired facilities may exist and such prior owners may not be able to satisfy their indemnification obligations. We are also susceptible to being named in claims brought related to patient care and other matters at inpatient facilities owned by third parties and managed by us.
     A stockholder lawsuit alleging violation of federal securities laws was filed during the third quarter of 2009. We believe the lawsuit is without merit and are defending it vigorously. We believe the ultimate outcome of the lawsuit will not have a material adverse effect on our results of operations, financial position or cash flows; however, there can be no assurance that an adverse determination will not have a material adverse effect on us.
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
     Our senior secured credit facilities and the indentures governing the 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) contain, among other things, covenants that may restrict our ability and our subsidiary guarantors’ ability to finance future operations or capital needs or to engage in other business activities. These debt instruments restrict, among other things, our ability and the ability of our subsidiaries to:
•	incur additional indebtedness and issue preferred stock;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain restricted payments and investments;

•	create liens;

•	sell assets, including the capital stock of our restricted subsidiaries;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.

     In addition, our senior secured credit facilities require us to meet specified financial ratios and tests that may require that we take action to reduce our debt or act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet the specified financial ratios and tests. We cannot assure you that we will meet the specified ratios and tests or that the lenders under our senior secured credit facilities will waive any failure to meet the specified ratios or tests. A breach of any of these covenants would result in a default under our senior secured credit facilities and any resulting acceleration thereunder may result in a default under the indentures governing the 7 3/4% Notes. If an event of default under our senior secured credit facilities occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable, and terminate their commitments to make further extensions of credit (including our ability to borrow under our revolving credit facility). Any breach or default under our debt agreements could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill other obligations.
     As of December 31, 2009, our total outstanding indebtedness was approximately $1.2 billion. Our indebtedness could have a material adverse effect on our business and consolidated financial position, results of operations and cash flows and impair our ability to fulfill other obligations in several ways, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future capital expenditures, acquisitions, working capital and general corporate requirements; and

•	placing us at a competitive disadvantage to our competitors that have less indebtedness.
     In the event we incur additional indebtedness, the risks described above could increase.
Acquired businesses expose us to increased operating risks.
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
     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under HITECH require our facilities to comply with additional standards to protect the privacy, security and integrity of health care information. These regulations may require extensive administrative requirements, technical and physical information security requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information and have provided patients with additional rights with respect to their health information. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.
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
     We operate 94 owned or leased inpatient behavioral health care facilities with approximately 11,000 licensed beds in 32 states, Puerto Rico, and the U.S. Virgin Islands. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of our owned and leased inpatient behavioral health care facilities.

				Date
Facility	Location	Beds	Own/Lease	Acquired/Opened
Cypress Creek Hospital	Houston, TX	96	Own	9/01
West Oaks Hospital	Houston, TX	160	Own	9/01
Texas NeuroRehab Center	Austin, TX	151	Own	11/01
Holly Hill Hospital	Raleigh, NC	152	Own	12/01
Riveredge Hospital	Forest Park, IL	224	Own	7/02

				Date
Facility	Location	Beds	Own/Lease	Acquired/Opened
Jefferson Trail Treatment Center for Children	Charlottesville, VA	100	Lease	4/03
Cedar Springs Hospital	Colorado Springs, CO	110	Own	4/03
Laurel Ridge Treatment Center	San Antonio, TX	252	Own	4/03
San Marcos Treatment Center	San Marcos, TX	265	Own	4/03
Shadow Mountain Behavioral Health System	Tulsa, OK	209	Own	4/03
Laurel Oaks Behavioral Health Center	Dothan, AL	115	Own	6/03
Hill Crest Behavioral Health Services	Birmingham, AL	205	Own	6/03
Gulf Coast Treatment Center	Fort Walton Beach, FL	168	Own	6/03
Manatee Palms Youth Services	Bradenton, FL	60	Own	6/03
Havenwyck Hospital	Auburn Hills, MI	184	Own	6/03
Heartland Behavioral Health Services	Nevada, MO	159	Own	6/03
Brynn Marr Hospital	Jacksonville, NC	88	Own	6/03
Benchmark Behavioral Health System	Woods Cross, UT	151	Own	6/03
Macon Behavioral Health Treatment Center	Macon, GA	155	Own	6/03
Manatee Adolescent Treatment Services	Bradenton, FL	85	Own	6/03
Gulf Coast RTCs	Crestview, FL	254†	Lease	6/03
Alliance Health Center	Meridian, MS	194	Own	11/03
Calvary Center	Phoenix, AZ	50	Lease	12/03
Brentwood Hospital	Shreveport, LA	200	Own	3/04
Brentwood Behavioral Healthcare of Mississippi	Flowood, MS	107	Own	3/04
Palmetto Lowcountry Behavioral Health	North Charleston, SC	112	Own	5/04
Palmetto Pee Dee Behavioral Health	Florence, SC	59	Own	5/04
Fort Lauderdale Hospital	Fort Lauderdale, FL	100	Lease	6/04
Millwood Hospital	Arlington, TX	120	Lease	6/04
Pride Institute	Eden Prairie, MN	42	Own	6/04
Summit Oaks Hospital	Summit, NJ	126	Own	6/04
North Spring Behavioral Healthcare	Leesburg, VA	77	Own	6/04
Peak Behavioral Health Services	Santa Teresa, NM	84	Own	6/04
Alhambra Hospital	Rosemead, CA	97	Own	7/05
Belmont Pines Hospital	Youngstown, OH	102	Own	7/05
Brooke Glen Behavioral Hospital	Fort Washington, PA	146	Own	7/05
Columbus Behavioral Center	Columbus, IN	61	Own	7/05
Cumberland Hospital	New Kent, VA	136	Own	7/05
Fairfax Hospital	Kirkland, WA	133	Own	7/05
Fox Run Hospital	St. Clairsville, OH	100	Own	7/05
Fremont Hospital	Fremont, CA	96	Own	7/05
Heritage Oaks Hospital	Sacramento, CA	76	Own	7/05
Intermountain Hospital	Boise, ID	125	Own	7/05
Meadows Hospital	Bloomington, IN	78	Own	7/05
Mesilla Valley Hospital	Las Cruces, NM	168	Own	7/05
Montevista Hospital	Las Vegas, NV	101	Own	7/05
Pinnacle Pointe Hospital	Little Rock, AR	124	Own	7/05
Sierra Vista Hospital	Sacramento, CA	72	Own	7/05
Streamwood Behavioral Health	Streamwood, IL	371	Own	7/05
Valle Vista Hospital	Greenwood, IN	102	Own	7/05
West Hills Hospital	Reno, NV	95	Own	7/05
Willow Springs Center	Reno, NV	76	Own	7/05
Canyon Ridge Hospital	Chino, CA	106	Own	8/05
Atlantic Shores Hospital	Fort Lauderdale, FL	72	Own	1/06
Wellstone Regional Hospital	Jeffersonville, IN	100	Own	1/06
Diamond Grove Center	Louisville, MS	55	Own	5/06
Hickory Trail Hospital	DeSoto, TX	86	Own	7/06
National Deaf Academy	Mount Dora, FL	132	Own	7/06
Windmoor Healthcare	Clearwater, FL	100	Own	9/06
University Behavioral Center	Orlando, FL	104	Own	9/06
Sandy Pines Hospital	Tequesta, FL	80	Own	9/06
Cumberland Hall	Hopkinsville, KY	64	Own	12/06
Panamericano	Cidra, Puerto Rico	240	Own	12/06
The Pines Residential Treatment Center	Portsmouth, VA	424	Own	12/06

				Date
Facility	Location	Beds	Own/Lease	Acquired/Opened
Palmetto Summerville	Summerville, SC	60	Lease	12/06
Three Rivers Residential Treatment — Midlands Campus	West Columbia, SC	59	Own	12/06
Virgin Islands Behavioral Services	St. Croix, U.S. Virgin Islands	30	Own	12/06
Virginia Beach Psychiatric Center	Virginia Beach, VA	100	Own	12/06
Three Rivers Behavioral Health	West Columbia, SC	118	Own	01/07
Copper Hills Youth Center	West Jordan, UT	153	Own	05/07
MeadowWood Behavioral Health System	New Castle, DE	58	Own	05/07
High Point Treatment Center	Cooper City, FL	68	Own	05/07
Focus by the Sea	St. Simons, GA	101	Own	05/07
Arrowhead Behavioral Health	Maumee, OH	42	Own	05/07
Friends Hospital	Philadelphia, PA	219	Own	05/07
Kingwood Pines Hospital	Kingwood, TX	78	Own	05/07
Windsor-Laurelwood Center	Willoughby, OH	160	Lease	05/07
Lighthouse Care Center of Augusta	Augusta, GA	106	Own	05/07
Lighthouse Care Center of Conway	Conway, SC	108	Own	05/07
Michiana Behavioral Health Center	Plymouth, IN	80	Own	05/07
Poplar Springs Hospital	Petersburg, VA	199	Own	05/07
River Park Hospital	Huntington, WV	187	Own	05/07
Lighthouse Care Center of Berkley	Summerville, SC	*	Own	05/07
Austin Lakes Hospital	Austin, TX	48	Lease	08/07
The Hughes Center for Exceptional Children	Danville, VA	56	Own	09/07
The Brook — Dupont	Louisville, KY	66	Own	03/08
River Point Behavioral Health	Jacksonville, FL	99	Own	03/08
The Brook — KMI	Louisville, KY	106	Own	03/08
The Vines	Ocala, FL	88	Own	03/08
Wekiva Springs	Jacksonville, FL	68	Own	03/08
Lincoln Prairie Behavioral Health Center	Springfield, IL	80	Own	05/08
Rolling Hills Hospital	Franklin, TN	80	Own	01/09
Prairie St. John’s	Fargo, ND	131	Own	09/09
Emerald Coast Behavioral Hospital	Panama City, FL	90	Own	09/09

*	We acquired a non-operating facility, Lighthouse Berkley, in the acquisition of Horizon Health. Currently no patients are being served at this facility.

†	Operated beds.
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
     A stockholder lawsuit alleging violations of federal securities laws was filed during the third quarter of 2009. We believe the lawsuit is without merit and are defending it vigorously.
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

	High	Low
2008
First Quarter	$34.31	$27.17
Second Quarter	$39.62	$30.45
Third Quarter	$40.90	$32.89
Fourth Quarter	$39.00	$22.86

2009
First Quarter	$28.74	$12.49
Second Quarter	$23.25	$13.03
Third Quarter	$30.14	$20.98
Fourth Quarter	$27.99	$17.63
     At the close of business on February 22, 2009, there were approximately 191 holders of record of our common stock.
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
     Item 6. Selected Financial Data.
     The selected financial data presented below for the years ended December 31, 2009, 2008 and 2007, and at December 31, 2009 and 2008, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2006 and 2005, and at December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements not included herein. The audited consolidated financial statements for the years ended December 31, 2006 and 2005 and at December 31, 2007, 2006 and 2005 have been reclassified for discontinued operations. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Psychiatric Solutions, Inc.
Selected Financial Data
As of and for the Years Ended December 31,

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and operating data)
Income Statement Data:
Revenue	$1,805,361	$1,696,116	$1,414,700	$991,724	$689,408
Costs and expenses:
Salaries, wages and employee benefits	1,005,204	938,363	787,301	559,715	377,762
Other operating expenses	452,356	438,499	365,258	255,206	193,851
Provision for doubtful accounts	36,414	34,334	27,343	19,364	13,678
Depreciation and amortization	44,778	38,843	30,113	20,001	14,335
Interest expense	71,549	75,982	73,887	39,967	26,169
Other expenses	—	—	8,179	—	21,871

Total costs and expenses	1,610,301	1,526,021	1,292,081	894,253	647,666

Income from continuing operations before income taxes	195,060	170,095	122,619	97,471	41,742
Provision for income taxes	74,889	64,457	46,200	36,785	16,080

Income from continuing operations	$120,171	$105,638	$76,419	$60,686	$25,662

Net income attributable to PSI stockholders	$117,617	$104,953	$76,208	$60,632	$27,154

Basic earnings per share from continuing operations attributable to PSI stockholders	$2.16	$1.89	$1.40	$1.15	$0.57

Basic earnings per share attributable to PSI stockholders	$2.12	$1.89	$1.40	$1.15	$0.61

Shares used in computing basic earnings per share	55,564	55,408	54,258	52,953	44,792
Diluted earnings per share from continuing operations attributable to PSI stockholders	$2.14	$1.87	$1.37	$1.12	$0.55

Diluted earnings per share attributable to PSI stockholders	$2.10	$1.87	$1.37	$1.12	$0.59

Shares used in computing diluted earnings per share	56,116	56,267	55,447	54,169	46,296

Balance Sheet Data:
Cash	$6,815	$51,271	$39,970	$18,520	$54,533
Working capital	177,918	233,906	161,681	103,287	138,843
Property and equipment, net	931,730	820,453	678,012	529,658	368,977
Total assets	2,507,240	2,505,990	2,179,505	1,581,746	1,176,131
Total debt	1,187,079	1,314,397	1,172,024	743,307	482,389
Stockholders’ equity	1,030,335	889,885	754,742	627,779	539,712

Operating Data:
Number of facilities at period end	94	91	86	70	55
Number of licensed beds	11,290	10,520	9,931	8,114	6,396
Admissions	177,967	163,616	138,454	106,451	76,795
Patient days	2,881,063	2,749,658	2,406,368	1,875,635	1,413,231
Average length of stay	16	17	17	18	18

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within our inpatient facilities and our other behavioral health care operations. From 2001 to 2004, we acquired 34 inpatient behavioral health care facilities. During 2005, we acquired 20 inpatient behavioral health care facilities in the acquisition of Ardent Health Services, Inc. and one other inpatient facility. During 2006, we acquired 19 inpatient behavioral health care facilities, including nine inpatient facilities with the acquisition of the capital stock of Alternative Behavioral Services, Inc. on December 1, 2006. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health Corporation (“Horizon Health”). During 2008, we acquired five inpatient behavioral health care facilities from United Medical Corporation (“UMC”) and opened Lincoln Prairie Behavioral Health Center, an 80-bed inpatient facility in Springfield, Illinois. During 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee, acquired two inpatient behavioral health care facilities, and completed the sale of our EAP business.
     We strive to improve the operating results of our inpatient behavioral health care operations by providing the highest quality service, expanding referral networks and marketing initiatives and meeting increased demand for behavioral health care services by expanding our services and developing new services. We also attempt to improve operating results by maintaining appropriate staffing ratios, controlling contract labor costs and reducing supply costs through group purchasing. Our same-facility revenue from owned and leased inpatient facilities increased 5.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of increases in same-facility patient days and same-facility revenue per patient day. Same-facility patient days increased 3.5% and same-facility revenue per patient day increased 1.8% in 2009 compared to 2008. Same-facility growth refers to the comparison of each inpatient facility owned during 2008 with the comparable period in 2009, adjusted for closures and combinations for comparability purposes.
     Income from continuing operations before income taxes increased to $195.1 million, or 10.8% of revenue, for the year ended December 31, 2009 compared to $170.1 million, or 10.0% of revenue, for the same period of 2008. This increase in income from continuing operations before income taxes for the year ended December 31, 2009 compared to the same period of 2008 was primarily the result of same-facility revenue growth at our behavioral health care facilities of 5.3% for 2009 as compared to 2008 and a reduction in interest expense as a percentage of revenue to 4.0% in 2009 compared to 4.5% in 2008.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 93.0% of our total revenue in 2009.
Other Revenue
     Other behavioral health care services accounted for 7.0% of our revenue for the year ended December 31, 2009. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Results of Operations, Consolidated Psychiatric Solutions
	For the Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Revenue	$1,805,361	100.0%	$1,696,116	100.0%	$1,414,700	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $17,505, $19,913 and $16,104 in 2009, 2008 and 2007, respectively)	1,005,204	55.7%	938,363	55.3%	787,301	55.7%
Professional fees	166,785	9.2%	162,491	9.6%	135,803	9.6%
Supplies	92,572	5.1%	92,393	5.5%	77,738	5.5%
Provision for doubtful accounts	36,414	2.0%	34,334	2.0%	27,343	1.9%
Other operating expenses	192,999	10.7%	183,615	10.8%	151,717	10.7%
Depreciation and amortization	44,778	2.5%	38,843	2.3%	30,113	2.1%
Interest expense, net	71,549	4.0%	75,982	4.5%	73,887	5.2%
Other expenses:
Loss on refinancing long-term debt	—	0.0%	—	0.0%	8,179	0.6%

Income from continuing operations before income taxes	195,060	10.8%	170,095	10.0%	122,619	8.7%
Provision for income taxes	74,889	4.1%	64,457	3.8%	46,200	3.3%

Income from continuing operations	120,171	6.7%	105,638	6.2%	76,419	5.4%
Less: Net income attributable to noncontrolling interest	(93)	0.0%	(604)	0.0%	(285)	0.0%

Income from continuing operations attributable to PSI stockholders	$120,078	6.7%	$105,034	6.2%	$76,134	5.4%

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008
     The following table compares key total facility statistics and same-facility statistics for 2009 and 2008 for owned and leased inpatient facilities:

	Year Ended December 31,		%
	2009	2008	Change
Total facility results:
Revenue (in thousands)	$1,678,449	$1,571,141	6.8%
Number of facilities at period end	94	91	3.3%
Admissions	177,967	163,616	8.8%
Patient days	2,881,063	2,749,658	4.8%
Average length of stay	16.2	16.8	-3.6%
Revenue per patient day	$583	$571	2.1%

Same-facility results:
Revenue (in thousands)	$1,654,258	$1,571,141	5.3%
Number of facilities at period end	91	91	0.0%
Admissions	174,874	163,616	6.9%
Patient days	2,845,536	2,749,658	3.5%
Average length of stay	16.3	16.8	-3.0%
Revenue per patient day	$581	$571	1.8%
     Revenue. Revenue from continuing operations increased $109.2 million, or 6.4%, to $1.8 billion for the year ended December 31, 2009 compared to the year ended December 31, 2008. Revenue from owned and leased inpatient facilities increased $107.3 million, or 6.8%, to $1.7 billion in 2009 compared to 2008. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 3.5% and revenue per patient day of 1.8%. Other revenue was $126.9 million in 2009 compared to $125.0 million in 2008.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $1.0 billion in 2009 compared to $938.4 million in 2008, an increase of $66.8 million, or 7.1%. SWB expense includes $17.5 million and $19.9 million of shared-based compensation expense for the years ended December 31, 2009 and 2008, respectively. Based on our stock option and restricted stock grants outstanding at December 31, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $31.3 million with a weighted-average remaining amortization period of 2.1 years. Excluding share-based compensation expense, SWB expense was $987.7 million, or 54.7% of total revenue, in 2009 compared to $918.5 million, or 54.2% of total revenue, in 2008. SWB expense for owned and leased inpatient facilities was $905.5 million in 2009, or 53.9% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $891.9 million in 2009, or 53.9% of revenue, compared to $842.5 million in 2008, or 53.6% of revenue. This increase in same-facility SWB expense for owned and leased inpatient facilities is primarily the result of a shift from utilization of contract labor included in professional fees to the utilization of employees and an increase in health insurance claims for health insurance coverage for our employees and their dependents. SWB expense for other operations was $48.5 million in 2009 compared to $49.0 million in 2008. SWB expense for our corporate office was $51.2 million, including $17.5 million in share-based compensation, for 2009 compared to $46.4 million, including $19.9 million in share-based compensation, for 2008. This increase in SWB for our corporate office primarily relates to the increase in corporate employees to support our operations and an increase in incentive compensation expense.
     Professional fees. Professional fees were $166.8 million in 2009, or 9.2% of total revenue, compared to $162.5 million in 2008, or 9.6% of total revenue. Professional fees for owned and leased inpatient facilities were $150.3 million in 2009, or 9.0% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $148.3 million in 2009, or 9.0% of revenue, compared to $142.9 million in 2008, or 9.1% of revenue. Professional fees for other operations and our corporate office decreased to $16.5 million in 2009 compared to $19.5 million in 2008.
     Supplies. Supplies expense was $92.6 million in 2009, or 5.1% of total revenue, compared to $92.4 million in 2008, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $91.9 million in 2009, or 5.5% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $90.6 million in 2009, or 5.5% of revenue, compared to $91.6 million in 2008, or 5.8% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $36.4 million in 2009, or 2.0% of total revenue, compared to $34.3 million in 2008, or 2.0% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were $193.0 million in 2009, or 10.7% of total revenue, compared to $183.6 million in 2008, or 10.8% of total revenue. Other operating expenses for owned and leased inpatient facilities were $133.4 million in 2009, or 7.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $131.7 million in 2009, or 8.0% of revenue, compared to $131.8 million in 2008, or 8.4% of revenue. This decrease in other operating expenses as a percent of revenue is primarily a result of a normalization of professional and general liability reserve activity compared with 2008. Other operating expenses for other operations and our corporate office increased to $59.6 million in 2009 compared to $51.6 million in 2008. This increase in other operating expenses for other operations and our corporate office was primarily the result of claims expense from a new at-risk contract within our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $44.8 million in 2009 compared to $38.8 million in 2008, primarily as a result of depreciation on expansion projects at existing inpatient facilities and facilities acquired/opened in 2008 and 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $71.5 million in 2009 compared to $76.0 million in 2008 primarily as a result of a reduction in interest rates on our variable rate debt.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that own two of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of each joint venture’s net profit belonging to the noncontrolling partner.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $2.5 million for the year ended December 31, 2009 compared to $81,000 for the year ended December 31, 2008. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility and terminate two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities. Accordingly, these operations are included in discontinued operations.
Year Ended December 31, 2008 Compared To Year Ended December 31, 2007
     The following table compares key total facility statistics and same-facility statistics for 2008 and 2007 for owned and leased inpatient facilities.

	Year Ended December 31,		%
	2008	2007	Change
Total facility results:
Revenue (in thousands)	$1,571,141	$1,314,203	19.6%
Number of facilities at period end	91	86	5.8%
Admissions	163,616	138,454	18.2%
Patient days	2,749,658	2,406,368	14.3%
Average length of stay	16.8	17.4	-3.4%
Revenue per patient day	$571	$546	4.6%

Same-facility results:
Revenue (in thousands)	$1,419,904	$1,309,453	8.4%
Number of facilities at period end	86	86	0.0%
Admissions	144,563	137,830	4.9%
Patient days	2,472,292	2,399,812	3.0%
Average length of stay	17.1	17.4	-1.7%
Revenue per patient day	$574	$546	5.1%
     Revenue. Revenue from continuing operations increased $281.4 million, or 19.9%, to $1.7 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007. Revenue from owned and leased inpatient facilities increased $256.9 million, or 19.6%, to $1.6 billion in 2008 compared to 2007. The increase in revenue from owned and leased inpatient facilities relates primarily to the acquisitions of Horizon Health in 2007 and five inpatient facilities from UMC in 2008. The remainder of the increase in revenue from owned and leased inpatient facilities is primarily attributable to same-facility growth in patient days of 3.0% and revenue per patient day of 5.1%. Other revenue was $125.0 million in 2008 compared to $100.5 million in 2007, an increase of $24.5 million, resulting primarily from the management contract business purchased in the Horizon Health acquisition.
     Salaries, wages, and employee benefits. SWB expense was $938.4 million in 2008 compared to $787.3 million in 2007, an increase of $151.1 million, or 19.2%. SWB expense includes $19.9 million and $16.1 million of shared-based compensation expense for the years ended December 31, 2008 and 2007, respectively. Excluding share-based compensation expense, SWB expense was $918.5 million, or 54.2% of total revenue, in 2008 compared to $771.2 million, or 54.5% of total revenue, in 2007. SWB expense for owned and leased inpatient facilities was $843.0 million in 2008, or 53.7% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $759.3 million in 2008, or 53.5% of revenue, compared to $707.3 million in 2007, or 54.0% of revenue. SWB expense for other operations increased to $49.0 million in 2008 compared to $35.1 million in 2007, primarily as a result of the management contract business purchased in the Horizon Health acquisition. SWB expense for our corporate office was $46.4 million, including $19.9 million in share-based compensation, for 2008 compared to $41.5 million, including $16.1 million in share-based compensation, for 2007.
     Professional fees. Professional fees were $162.5 million in 2008, or 9.6% of total revenue, compared to $135.8 million in 2007, or 9.6% of total revenue. Professional fees for owned and leased inpatient facilities were $143.0 million in 2008, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $128.2 million in 2008, or 9.0% of revenue, compared to $120.8 million in 2007, or 9.2% of revenue. Professional fees for other operations and our corporate office increased to $19.5 million in 2008 compared to $14.2 million in 2007, primarily due to the other operations acquired in the Horizon Health acquisition.
     Supplies. Supplies expense was $92.4 million in 2008, or 5.5% of total revenue, compared to $77.7 million in 2007, or 5.5% of total revenue. Supplies expense for owned and leased inpatient facilities was $91.6 million in 2008, or 5.8% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $81.2 million in 2008, or 5.7% of revenue, compared to $76.7 million in 2007, or 5.9% of revenue. Supplies expense for other operations as well as our corporate office consisted primarily of office supplies and is negligible to our supplies expense overall.
     Provision for doubtful accounts. The provision for doubtful accounts was $34.3 million in 2008, or 2.0% of total revenue, compared to $27.3 million in 2007, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel, and repairs and maintenance expenses. Other operating expenses were $183.6 million in 2008, or 10.8% of total revenue, compared to $151.7 million in 2007, or 10.7% of total revenue. Other operating expenses for owned and leased inpatient facilities were $132.0 million in 2008, or 8.4% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $118.2 million in 2008, or 8.3% of revenue, compared to $104.3 million in 2007, or 8.0% of revenue. The increase in same-facility other operating expenses for owned and leased inpatient facilities was primarily the result of an increase in our self-insured reserves for professional and general liability risks, which is primarily due to the revised assessment of certain claims at amounts higher than originally anticipated and the actuarial implications of such revisions. Other operating expenses for other operations and our corporate office increased to $51.6 million in 2008 compared to $46.3 million in 2007, primarily due to the management contract business purchased in the Horizon Health acquisition.
     Depreciation and amortization. Depreciation and amortization expense increased to $38.8 million in 2008 compared to $30.1 million in 2007, primarily as a result of the acquisitions of inpatient facilities and capital expenditures during 2007 and 2008.
     Interest expense, net. Interest expense, net of interest income, increased to $76.0 million in 2008 compared to $73.9 million in 2007 primarily as a result of an increase in our long-term debt offset by a reduction in our overall effective interest rate. We borrowed $443.2 million in May 2007 to finance the Horizon Health acquisition and borrowed $149.3 million in 2008 to finance the acquisition of five inpatient behavioral health care facilities from UMC, acquisitions of EAP businesses that were later moved to discontinued operations, capital expenditures and other general corporate purposes. In February 2009, as part of an amendment to our revolving credit facility, the interest rate margins on borrowings based on LIBOR were increased to a range of 5.0% to 5.75% depending upon a certain leverage ratio. This interest rate margin was 1.5% at December 31, 2008. For further information on the February 2009 amendment to our revolving credit facility, see Liquidity and Capital Resources within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Income attributable to noncontrolling interest. During 2008 and 2007, we owned a controlling interest in a joint venture that owned one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interest represents the pro rata portion of each joint venture’s net profit belonging to the noncontrolling partner.
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
     (Loss) income from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $81,000 for the year ended December 31, 2008 compared to income from discontinued operations, net of income tax effect, of $74,000 for the year ended December 31, 2007. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale. During the year ended December 31, 2008, we elected to dispose of a leased inpatient facility and recorded a $1.9 million write-down to fair value of the assets held-for-sale for this facility. Additionally, two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated in 2008. During the year ended December 31, 2007, we elected to dispose of one inpatient facility. Accordingly these operations are included in discontinued operations.
Liquidity and Capital Resources
     We currently have $295.7 million available for borrowings under our $300 million revolving credit facility. Additionally, our cash flow from continuing operating activities was $205.4 million for the year ended December 31, 2009 and we had $177.9 million of working capital at December 31, 2009. We believe that our cash flow from operations, revolving credit facility availability and working capital are sufficient to fund our known future cash requirements for operations and capital expenditures. We historically spend approximately 2% to 3% of our revenue on routine capital expenditures and currently have plans for construction projects with expected costs of approximately $57 million over the next year, which will add approximately 300 new beds to our inpatient facilities.
     As part of our long-term growth strategy we are actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient behavioral health care facilities and other operations as well as incur expenditures for the expansion of our inpatient facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions, facility expansions, repayment of indebtedness or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities or expand our facilities.
     Working capital at December 31, 2009 was $177.9 million, including cash and cash equivalents of $6.8 million, compared to working capital of $233.9 million, including cash and cash equivalents of $51.3 million, at December 31, 2008. The $44.5 million decrease in cash and cash equivalents is primarily a result of principal payments in excess of borrowings to reduce debt by $127.9 million, cash used for acquisitions of $32.9 million and capital expenditures of $150.0 million, offset by cash provided by continuing operations of $205.4 million and cash received on the sale of our EAP business of $68.5 million, net of fees and expenses. The net reduction in debt included a $229.3 million reduction in our revolving credit facility such that there was no balance outstanding at December 31, 2009, thereby increasing our borrowing availability to $295.7 million from $63.9 million at December 31, 2008.
     Working capital includes net current assets held for sale of discontinued operations totaling $19.3 million and $72.3 million at December 31, 2009 and 2008, respectively. At December 31, 2008, the net current assets held for sale included assets and liabilities of our EAP business that was sold in the fourth quarter of 2009 for approximately $68.5 million, net of fees and expenses. Excluding net current assets held for sale of discontinued operations, working capital was $158.6 million and $161.6 million at December 31, 2009 and 2008, respectively. This change in working capital is primarily attributable to increases in accounts receivable of $8.0 million and decreases in other accrued liabilities of $19.0 million to purchase a hospital building previously leased and current maturities under our revolving credit facility of $29.3 million, offset by decreases in cash of $44.5 million, income tax receivable of $6.3 million and deferred tax assets of $4.5 million, and an increase in accrued interest expense of $4.8 million.
     Cash provided by continuing operating activities was $205.4 million in 2009 compared to $139.3 million in 2008. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results, improved collections on accounts receivable and a reduction in payments for income taxes and interest. Income tax payments decreased to $49.9 million in 2009 compared to $68.1 million in 2008, primarily as a result of applying income tax overpayments for 2008 to income taxes due for 2009. Interest payments decreased to $62.0 million in 2009 compared to $79.8 million in 2008, primarily due to decreasing interest rates on our variable rate debt and timing of interest payments. During 2009, the balance of accounts receivable increased $3.9 million, net of acquisitions, compared to an increase of $17.8 million, net of acquisitions, during 2008, primarily as a result of improved collections on our accounts receivables. The increase in the balance of accounts receivable, net of acquisitions, during 2008 was primarily the result of post-acquisition receivables generated in 2008 from the five facilities acquired from UMC in March 2008, for which no accounts receivable were purchased. Our consolidated days sales outstanding were 49 and 52 at December 31, 2009 and 2008, respectively.
     Billings for patient accounts receivable are generally submitted to the payor within three days of the patient’s discharge or completion of services. Interim billings may be utilized for patients with extended lengths of stay. We verify within a reasonable period of time that claims submitted to third-party payors have been received and are being processed by such payors. Follow-up regarding the status of each claim is made on a periodic basis until payment on the claim is received. Billing notices for self-pay accounts receivable are distributed on a periodic basis. Self-pay accounts receivable are turned over to collection agencies once internal collection efforts have been exhausted. Accounts receivable under our inpatient management contracts are billed at least monthly. Follow-up collection efforts are made on a periodic basis until payment is received. Our allowance for doubtful accounts for patient receivables primarily consists of patient accounts that are greater than 180 days past the patient’s discharge date. Our allowance for doubtful accounts for receivables due under our inpatient management contracts primarily consists of amounts that are specifically identified as potential collection issues. Accounts receivable are not written off until collection within a reasonable period of time is deemed unlikely.
     Cash used by continuing investing activities was $181.7 million in 2009 compared to $244.4 million in 2008. Cash used in investing activities in 2009 primarily consisted of $130.7 million paid for purchases of fixed assets, $32.9 million paid for acquisitions and $19.3 million paid for the acquisition of the real estate of previously leased facilities. Cash used for routine and expansion capital expenditures was approximately $53.3 million and $77.4 million, respectively, for the year ended December 31, 2009. We expect expansion expenditures to continue during 2010 as a result of planned capital expansion projects and the construction of new facilities, which are expected to add approximately 300 new beds to our inpatient facilities. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 3.0% of our net revenue for 2009. Cash provided by discontinued investing activities in 2009 primarily consisted of $68.5 million in proceeds from the sale of our EAP business, net of fees and expenses. Cash used in continuing investing activities in 2008 consisted primarily of $121.2 million in cash paid for acquisitions and $121.9 million paid for purchases of fixed assets. Acquisitions in 2008 consisted primarily of five inpatient behavioral health care facilities acquired from UMC. Cash used in discontinued investing activities in 2008 consisted primarily of cash paid for acquisitions of EAP businesses.
     Cash used in financing activities was $136.8 million in 2009 compared to cash provided by financing activities of $155.7 million in 2008. Cash used in financing activities for 2009 consisted primarily of $229.3 million of net payments on our revolving credit facility, $9.9 million paid for loan and issuance costs and $5.1 million principal payments on long-term debt, offset by $106.5 million received from the issuance of $120 million of our 7 3/4% Notes at a discount of 11.25%. Cash provided by financing activities in 2008 primarily resulted from $149.3 million borrowed under our revolving credit facility used to finance the acquisition of five inpatient behavioral health care facilities from UMC and certain EAP acquisitions, capital expenditures and other general corporate purposes.
     We have filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4. The universal shelf registration statement permits us to sell, in one or more public offerings, an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities, or any combination of such securities, at prices and on terms satisfactory to us. The acquisition shelf registration statement enables us to issue up to 5 million shares of our common stock in one or more business combination transactions, including acquisitions by us of other businesses, assets, properties or securities. To date, no securities have been issued pursuant to either registration statement.

Obligations and Commitments

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.0% at December 31, 2009	$564,875	$3,750	$561,125	$—	$—
7 3/4% Senior Subordinated Notes due July 15, 2015	582,666	—	—	—	582,666
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,850	450	988	1,118	30,294

	1,180,391	4,200	562,113	1,118	612,960

Lease and other obligations	86,786	14,872	20,988	14,410	36,516

Total contractual obligations	$1,267,177	$19,072	$583,101	$15,528	$649,476

(1)	Excludes capital lease obligations and other obligations of $6.7 million, which are included in lease and other obligations.
     The fair value of our $470.0 million in principal amount of 7 3/4% Notes was approximately $453.6 million and $343.7 million as of December 31, 2009 and 2008, respectively. The fair value of our $120.0 million in principal amount of 7 3/4% Notes issued in May 2009 was approximately $111.6 million as of December 31, 2009. The fair value of our senior secured term loan facility was approximately $536.6 million as of December 31, 2009. The fair values of our revolving credit facility and senior secured term loan facility were approximately $195.5 million and $446.4 million, respectively, as of December 31, 2008. The carrying value of our other long-term debt, including current maturities, of $39.5 million and $40.6 million at December 31, 2009 and 2008, respectively, approximated fair value. We had $564.9 million of variable rate debt outstanding under our senior secured term loan facility as of December 31, 2009. At our December 31, 2009 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.7 million.
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
     As of December 31, 2009, our patient accounts receivable balance for third-party payors was $235.0 million. A theoretical 1% change in the amounts due from third-party payors at December 31, 2009 could have an after tax effect of approximately $1.5 million on our financial position and results of operations.
     The following table presents the percentage by payor of our net revenue for the years ended December 31, 2009 and 2008 and related accounts receivable at year end:

	For the Year Ended December 31,
	2009		2008
	Net Revenue	Accounts Receivable	Net Revenue	Accounts Receivable
Medicaid	29%	24%	30%	26%
Commercial/HMO/Private Pay	37%	42%	36%	41%
Medicare	14%	12%	13%	10%
State agency	15%	16%	15%	17%
Other	5%	6%	6%	6%

	100%	100%	100%	100%

     The following table presents the percentage by aging category of our accounts receivable at December 31, 2009 and 2008:

	At December 31,
	2009	2008
0 - 30 days	64%	64%
31 - 60 days	14%	13%
61 - 90 days	8%	8%
91 - 120 days	5%	5%
121 - 150 days	3%	4%
151 - 180 days	3%	4%
> 180 days	3%	2%

Total	100%	100%

     Our consolidated day’s sales outstanding were 49 and 52 for the years ended December 31, 2009 and 2008, respectively. Our consolidated collections as a percentage of net revenue less bad debt expense was 101.5% and 99.9% for the years ended December 31, 2009 and 2008, respectively.

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
     In order to apply GAAP, we are required to make significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.
     Share-Based Compensation
     We record share-based compensation expense for the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility of our stock price and the expected term of our stock options. Additionally, judgment is in the estimation of forfeitures over the vesting period of share-based awards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $615.5 million of our long-term debt outstanding at December 31, 2009 was subject to a weighted-average fixed interest rate of 8.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $564.9 million outstanding at December 31, 2009 and on which interest is generally payable at LIBOR plus 1.75%.
     A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.7 million on an annual basis based upon our borrowing level at December 31, 2009. In the event we draw on our revolving credit facility and/or interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change by targeting a portion of our debt portfolio to be maintained at fixed rates and periodically entering into interest rate swap agreements. Information on quantitative and qualitative disclosure about market risk is included in Part II, Item 7 of this Annual Report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
Management’s Report on Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also reported on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included in our 2009 consolidated financial statements beginning with the index on page F-1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Executive Officers of the Registrant
     The executive officers of the Company are:

Name	Age	Officer Since	Positions
Joey A. Jacobs	56	April 1997	President and Chief Executive Officer
Ronald M. Fincher	56	October 2008	Chief Operating Officer
Jack E. Polson	43	August 2002	Executive Vice President, Chief Accounting Officer
Brent Turner	44	February 2003	Executive Vice President, Finance and Administration
Christopher L. Howard	43	September 2005	Executive Vice President, General Counsel and Secretary
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
     Ronald M. Fincher, Chief Operating Officer. Mr. Fincher has served as Chief Operating Officer since January 14, 2010, after being appointed Co-Chief Operating Officer on October 13, 2008. He had served the company as a Division President since April 2003. As a Division President, Mr. Fincher was responsible for managing the operations of several of our inpatient behavioral health care facilities. Prior to joining us, Mr. Fincher served as a Regional Vice President of Universal Health Services, Inc. from 2000 until 2003.
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
Section 16(a) Compliance
     The information relating to Section 16(a) beneficial ownership reporting compliance set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 11. Executive Compensation.
     The information set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders under the caption “Compensation Discussion and Analysis” and “Executive Compensation” is incorporated herein by reference. The “Compensation Committee Report” also included in the Proxy Statement is expressly not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders under the caption “Corporate Governance – Standards of Independence for the Board of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The information set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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
(b) Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-Laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

4.1	Reference is made to Exhibits 3.1 through 3.5.

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.3	Indenture, dated as of July 6, 2005, by and among Psychiatric Solutions, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

4.4	Form of Notes (included in Exhibit 4.3).

Exhibit
Number	Description
4.5	Seventeenth Supplemental Indenture, dated as of May 31, 2007, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

4.6	Purchase Agreement, dated as of May 4, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.7	Indenture, dated as of May 7, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.8	Form of Notes (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

4.9	Registration Rights Agreement, dated as of May 7, 2009, among Psychiatric Solutions, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on May 8, 2009).

10.1†	Employment Agreement, dated as of May 10, 2007, between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on May 15, 2007).

10.2†	Form of Indemnification Agreement executed by each director of Psychiatric Solutions, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	ISDA Master Agreement, dated as of November 29, 2007, between Merrill Lynch Capital Services, Inc. and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2008).

10.4	Second Amended and Restated Credit Agreement, dated as of July 1, 2005, by and among Psychiatric Solutions, Inc., the subsidiaries named as guarantors thereto, Citicorp North America, Inc., as term loan facility administrative agent, co-syndication agent and documentation agent, Bank of America, N.A., as revolving loan facility administrative agent, collateral agent swing line lender and co-syndication agent, and the various other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2005).

10.5	Amendment No. 1 to Psychiatric Solutions, Inc.’s Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and between Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as Term Loan Facility Administrative Agent, Bank of America, N.A., as Revolving Credit Facility Administrative Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as the Arrangers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on December 7, 2006).

10.6	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 1, 2006, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, ABS LINCS PR, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., First Corrections — Puerto-Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Citigroup Global Markets Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book-running managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2007).

Exhibit
Number	Description
10.7	Incremental Facility Amendment, dated as of February 25, 2009, to the Second Amended and Restated Credit Agreement, as amended, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, Community Cornerstones, Inc., FHP — Puerto Rico, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, the incremental revolving credit lenders party thereto, Citicorp North America, Inc., as term loan facility administrative agent, Bank of America, N.A., as revolving credit facility administrative agent, Barclays Bank PLC, as syndication agent, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Fifth Third Bank, as documentation agents, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.8	Amendment No. 4 to Second Amended and Restated Credit Agreement, as amended, dated as of September 25, 2009, by and among Psychiatric Solutions, Inc., BHC Holdings, Inc., Premier Behavioral Solutions, Inc., Alternative Behavioral Services, Inc., Horizon Health Corporation, Community Cornerstones, Inc., First Corrections Puerto Rico, Inc., First Hospital Panamericano, Inc., FHCHS of Puerto Rico, Inc., the subsidiaries of Psychiatric Solutions, Inc. party thereto as guarantors, the incremental revolving credit lenders party thereto, Citicorp North America, Inc. as term loan facility administrative agent, and Bank of America, N.A., as revolving credit facility administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.9†	Amended and Restated Psychiatric Solutions, Inc. Equity Incentive Plan, as amended by an Amendment adopted on May 4, 2004 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2004).

10.10†	Second Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.11†	Third Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.12†	Fourth Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 10, 2008).

10.13†	Psychiatric Solutions, Inc. Executive Performance Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed on April 21, 2006).

10.14†	Form of Nonstatutory Stock Option Agreement under the 1997 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.15†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.16†	Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement, filed on April 14, 2003).

10.17†	Amendment to the Amended and Restated Psychiatric Solutions, Inc. Outside Directors’ Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, filed on April 22, 2005).

10.18†	Form of Outside Directors’ Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended April 30, 1997).

10.19†	Summary of Director Compensation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.20†	Outside Director Retainer Increase (incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 20, 2008).

10.21†	Psychiatric Solutions, Inc. Outside Directors’ Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 9, 2009).

Exhibit
Number	Description
10.22†	Psychiatric Solutions, Inc. 2009 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 6, 2009).

10.23†	Psychiatric Solutions, Inc. Amended 2009 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 24, 2009).

10.24†	Psychiatric Solutions, Inc. 2009 Cash Bonus Plans (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 6, 2009).

10.25†	Psychiatric Solutions, Inc. 2010 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 24, 2009).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

PSYCHIATRIC SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
     We have audited the accompanying consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Psychiatric Solutions, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Psychiatric Solutions, Inc.
     We have audited Psychiatric Solutions, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Psychiatric Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Psychiatric Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Psychiatric Solutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Psychiatric Solutions, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2010

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,815	$51,271
Accounts receivable, less allowance for doubtful accounts of $51,894 and $48,383, respectively	249,439	241,459
Other current assets	105,166	174,780

Total current assets	361,420	467,510
Property and equipment:
Land	188,097	172,184
Buildings	775,887	662,513
Equipment	117,434	95,509
Less accumulated depreciation	(149,688)	(109,753)

	931,730	820,453
Cost in excess of net assets acquired	1,153,111	1,139,242
Other assets	60,979	78,785

Total assets	$2,507,240	$2,505,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,397	$34,609
Salaries and benefits payable	81,129	83,539
Other accrued liabilities	62,036	81,065
Current portion of long-term debt	4,940	34,391

Total current liabilities	183,502	233,604
Long-term debt, less current portion	1,182,139	1,280,006
Deferred tax liability	81,137	69,471
Other liabilities	25,790	28,067

Total liabilities	1,472,568	1,611,148
Redeemable noncontrolling interests	4,337	4,957
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 56,226 and 55,934 issued and outstanding, respectively	562	559
Additional paid-in capital	627,476	608,341
Accumulated other comprehensive loss	—	(3,695)
Retained earnings	402,297	284,680

Total stockholders’ equity	1,030,335	889,885

Total liabilities and stockholders’ equity	$2,507,240	$2,505,990

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$1,805,361	$1,696,116	$1,414,700

Salaries, wages and employee benefits (including share-based compensation of $17,505, $19,913 and $16,104 for the years ended December 31, 2009, 2008 and 2007, respectively)	1,005,204	938,363	787,301
Professional fees	166,785	162,491	135,803
Supplies	92,572	92,393	77,738
Rentals and leases	20,131	20,635	18,939
Other operating expenses	172,868	162,980	132,778
Provision for doubtful accounts	36,414	34,334	27,343
Depreciation and amortization	44,778	38,843	30,113
Interest expense	71,549	75,982	73,887
Loss on refinancing long-term debt	—	—	8,179

	1,610,301	1,526,021	1,292,081

Income from continuing operations before income taxes	195,060	170,095	122,619
Provision for income taxes	74,889	64,457	46,200

Income from continuing operations	120,171	105,638	76,419
(Loss) income from discontinued operations, net of (benefit from) provision for income taxes of $(3,239), $1,528 and $707 for 2009, 2008 and 2007, respectively	(2,461)	(81)	74

Net income	117,710	105,557	76,493
Less: Net income attributable to noncontrolling interests	(93)	(604)	(285)

Net income attributable to PSI stockholders	$117,617	$104,953	$76,208

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$2.16	$1.89	$1.40
(Loss) income from discontinued operations, net of taxes	(0.04)	—	—

Net income attributable to PSI stockholders	$2.12	$1.89	$1.40

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$2.14	$1.87	$1.37
(Loss) income from discontinued operations, net of taxes	(0.04)	—	—

Net income attributable to PSI stockholders	$2.10	$1.87	$1.37

Shares used in computing per share amounts:
Basic	55,564	55,408	54,258
Diluted	56,116	56,267	55,447

Amounts attributable to PSI stockholders:
Income from continuing operations, net of taxes	$120,078	$105,034	$76,134
(Loss) income from discontinued operations, net of taxes	(2,461)	(81)	74

Net income attributable to PSI stockholders	$117,617	$104,953	$76,208

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2006	53,421	$534	$523,193	$—	$104,052	$627,779
Comprehensive income:
Net income attributable to PSI stockholders	—	—	—	—	76,208	76,208
Change in fair value of interest rate swap, net of tax benefit of $308	—	—	—	(479)	—	(479)

Total comprehensive income						75,729

Share-based compensation	—	—	16,104	—	—	16,104
Common stock issued in acquisition	243	2	8,998	—	—	9,000
Exercise of stock options and grants of restricted stock, net of issuance costs	1,443	15	17,220	—	—	17,235
Cumulative adjustment for adoption of FIN 48	—	—	—	—	(533)	(533)
Income tax benefit of stock option exercises	—	—	9,428	—	—	9,428

Balance at December 31, 2007	55,107	551	574,943	(479)	179,727	754,742
Comprehensive income:
Net income attributable to PSI stockholders	—	—	—	—	104,953	104,953
Change in fair value of interest rate swap, net of tax benefit of $2,154	—	—	—	(3,216)	—	(3,216)

Total comprehensive income						101,737

Share-based compensation	—	—	19,913	—	—	19,913
Common stock issued in acquisition of discontinued operation	27	—	1,000	—	—	1,000
Exercise of stock options and grants of restricted stock, net of issuance costs	800	8	9,433	—	—	9,441
Income tax benefit of stock option exercises	—	—	3,052	—	—	3,052

Balance at December 31, 2008	55,934	559	608,341	(3,695)	284,680	889,885
Comprehensive income:
Net income attributable to PSI stockholders	—	—	—	—	117,617	117,617
Change in fair value of interest rate swap, net of tax provision of $2,466	—	—	—	3,695	—	3,695

Total comprehensive income						121,312

Share-based compensation	—	—	17,505	—	—	17,505
Exercise of stock options and grants of restricted stock, net of issuance costs	292	3	(48)	—	—	(45)
Income tax benefit of stock option exercises	—	—	1,678	—	—	1,678

Balance at December 31, 2009	56,226	$562	$627,476	$—	$402,297	$1,030,335

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$117,710	$105,557	$76,493
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	44,778	38,843	30,113
Amortization of loan costs and bond discount/premium	5,300	2,213	2,151
Share-based compensation	17,505	19,913	16,104
Loss on refinancing long-term debt	—	—	8,179
Change in income tax assets and liabilities	20,050	(5,034)	8,639
Loss (income) from discontinued operations, net of taxes	2,461	81	(74)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,911)	(17,755)	(12,592)
Other current assets	8,024	(4,612)	6,298
Accounts payable	(1,391)	2,891	(7,939)
Salaries and benefits payable	(6,219)	1,731	1,876
Accrued liabilities and other liabilities	1,104	(4,567)	(5,676)

Net cash provided by continuing operating activities	205,411	139,261	123,572
Net cash provided by discontinued operating activities	983	2,522	1,949

Net cash provided by operating activities	206,394	141,783	125,521

Investing activities:
Cash paid for acquisitions, net of cash acquired	(32,910)	(121,156)	(444,899)
Cash paid for real estate acquisitions	(19,341)	—	—
Capital purchases of leasehold improvements, equipment and software	(130,674)	(121,930)	(71,260)
Other assets	1,229	(1,318)	(2,451)

Net cash used in continuing investing activities	(181,696)	(244,404)	(518,610)
Net cash provided by (used in) discontinued investing activities	67,692	(41,811)	(17,974)

Net cash used in investing activities	(114,004)	(286,215)	(536,584)

(Continued)

PSYCHIATRIC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Financing activities:
Net (decrease) increase in revolving credit facility	$(229,333)	$149,333	$(21,000)
Borrowings on long-term debt	106,500	—	481,875
Principal payments on long-term debt	(5,093)	(6,067)	(41,281)
Payment of loan and issuance costs	(9,903)	(59)	(6,661)
Refinancing of long-term debt	—	—	(7,127)
Excess tax benefit from share-based payment arrangements	1,678	3,052	9,428
Distributions to noncontrolling interests	(723)	—	—
Repurchase of common stock upon restricted stock vesting	(1,057)	(271)	(122)
Proceeds from exercises of common stock options	1,085	9,745	17,401

Net cash (used in) provided by financing activities	(136,846)	155,733	432,513

Net (decrease) increase in cash	(44,456)	11,301	21,450
Cash and cash equivalents at beginning of the year	51,271	39,970	18,520

Cash and cash equivalents at end of the year	$6,815	$51,271	$39,970

Supplemental Cash Flow Information:
Interest paid	$61,971	$79,824	$62,864

Income taxes paid	$49,934	$68,151	$29,924

Effect of Acquisitions:
Assets acquired, net of cash acquired	$39,147	$124,687	$497,354
Liabilities assumed	(6,162)	(3,531)	(34,753)
Common stock issued	—	—	(9,000)
Long-term debt assumed	(75)	—	(8,702)

Cash paid for acquisitions, net of cash acquired	$32,910	$121,156	$444,899

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
1. Summary of Significant Accounting Policies
     Description of Business
Psychiatric Solutions, Inc. was incorporated in 1988 as a Delaware corporation and has its corporate office in Franklin, Tennessee. Psychiatric Solutions, Inc. and its subsidiaries (“we,” “us” or “our”) are a leading provider of inpatient behavioral health care services in the United States. Through our owned and leased facilities, we operated 94 owned or leased inpatient behavioral health care facilities with approximately 11,000 beds in 32 states, Puerto Rico and the U.S. Virgin Islands at December 31, 2009. Our other behavioral health care business primarily consists of our contract management and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health care and rehabilitation programs within medical/surgical hospitals.
     Recent Developments
In January 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee.
In May 2009, we received $106.5 million upon the issuance of $120 million of our 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) and used the proceeds to repay a portion of the outstanding balance of our revolving credit facility. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. During September 2009, the maturity of the remaining $100 million capacity under our revolving credit facility was extended to mature on December 31, 2011. At December 31, 2009, we had no borrowings outstanding under our revolving credit facility.
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
On November 2, 2009, we completed the sale of our employee assistance program (“EAP”) business for approximately $68.5 million in cash, net of fees and expenses.
     Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.6% of net revenue for the year ended December 31, 2009.
The consolidated financial statements include all wholly-owned subsidiaries and entities controlled by Psychiatric Solutions, Inc. The consolidated financial statements include two inpatient behavioral health care facilities in which we own a controlling interest and account for the ownership interest of the non- controlling partner as redeemable noncontrolling interests. All significant intercompany balances and transactions are eliminated in consolidation.
     Cash and Cash Equivalents
Cash consists of demand deposits held at financial institutions. We place our cash in financial institutions that are federally insured. At December 31, 2009, the majority of our cash is deposited with two financial institutions. Cash equivalents are short-term investments with original maturities of three months or less.
     Accounts Receivable
Accounts receivable vary according to the type of service being provided. Accounts receivable for our owned and leased facilities segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated doubtful accounts. Such amounts are owed by various governmental agencies, insurance companies and private patients. Medicare comprised approximately 12% and 10% of accounts receivable at December 31, 2009 and 2008, respectively. Medicaid comprised approximately 24% and 26% of accounts receivable at December 31, 2009 and 2008, respectively. Concentration of credit risk from other payors is reduced by the large number of patients and payors.
Accounts receivable for our management contracts is comprised of contractually determined fees for services rendered. Such amounts are recorded net of estimated allowances for doubtful accounts. Concentration of credit risk is reduced by the large number of customers.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
     Allowance for Doubtful Accounts
Our ability to collect outstanding patient receivables from third party payors is critical to our operating performance and cash flows.
The primary collection risk with regard to patient receivables relates to uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since the patient discharge date. We continually monitor our accounts receivable balances and utilize cash collection data to support our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.
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
     Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement carrying amounts and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is established when we believe that it is more likely than not that the deferred tax asset will not be realized. Significant judgments regarding the recognition and measurement of each tax position are required. Our policy is to classify interest and penalties related to income taxes as a component of our tax provision.
     Long-Lived Assets
     Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the assets, which range from 25 to 40 years for buildings and improvements and 2 to 7 years for equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. Depreciation expense was $41.4 million, $35.4 million and $28.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense includes the amortization of assets recorded under capital leases.
Cost in Excess of Net Assets Acquired (Goodwill)
We account for acquisitions using the acquisition method of accounting. Goodwill is generally allocated to reporting units based on operating results. Goodwill is reviewed at least annually for impairment. Potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that we have identified with potential impairment of goodwill, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded. Our annual impairment tests of goodwill in 2009, 2008 and 2007 resulted in no goodwill impairment.
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

	Owned and
	Leased
	Facilities	Other	Total
Balance at December 31, 2007	$1,035,606	$16,176	$1,051,782
Acquisition of UMC facilities	85,459	—	85,459
Other Acquisitions	2,001	—	2,001

Balance at December 31, 2008	1,123,066	16,176	1,139,242
Acquisitions	13,869	—	13,869

Balance at December 31, 2009	$1,136,935	$16,176	$1,153,111

     Other Assets
Other assets include contracts that represent the fair value of inpatient management contracts and service contracts purchased and are being amortized using the straight-line method over their estimated life, which is between 4 years and 9 years. At December 31, 2009 and 2008, contracts totaled $22.2 million and $25.5 million and are net of accumulated amortization of $10.7 million and $7.4 million, respectively. Amortization expense related to contracts was $3.3 million, $3.2 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense related to contracts for each of the five years ending December 31, 2014 is approximately $3.3 million.
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
Other assets also include loan costs that are deferred and amortized over the term of the related debt. Loan costs at December 31, 2009 and 2008 totaled $18.8 million and $14.0 million, respectively, and are net of accumulated amortization of $9.6 million and $8.1 million, respectively. Amortization expense related to loan costs, which is reported as interest expense, was approximately $5.0 million, $2.9 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense of loan costs for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $5.4 million, $5.5 million, $2.3 million, $1.8 million and $1.9 million, respectively.
     Other Accrued Liabilities
At December 31, 2009 and 2008, we had approximately $23.1 million and $18.3 million, respectively, of accrued interest expense in other accrued liabilities.
     Share-Based Compensation
We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”), under the modified-prospective transition method on January 1, 2006. ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of ASC 718 includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with ASC 718 for all share-based payments granted on or after January 1, 2006. We use the Black-Scholes valuation model to determine grant-date fair value and use straight-line amortization of share-based compensation expense over the requisite service period of the grant.
     Derivatives
We may periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. These interest rate swap agreements effectively exchange fixed or variable interest payments between two parties. During 2007, we entered into an agreement to exchange the interest payments associated with a notional amount of $225 million LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate. This interest rate swap agreement expired during the fourth quarter of 2009 and as of December 31, 2009, we were not a party to an interest rate swap agreement.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
     Risk Management
We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Our operations have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $75.0 million. The self-insured reserves for professional and general liability risks are estimated based on historical claims, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by an independent third-party actuary. This estimated accrual for professional and general liabilities could be significantly affected should current and future occurrences differ from historical claim trends and expectations. We have utilized our captive insurance company to manage the self-insured retention. While claims are monitored closely when estimating professional and general liability accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The reserve for professional and general liability was $19.0 million and $20.0 million as of December 31, 2009 and 2008, respectively.
We carry statutory workers’ compensation insurance from an unrelated commercial insurance carrier. Our statutory workers’ compensation program is fully insured with a $500,000 deductible per accident. The reserve for workers’ compensation liability was $24.2 million and $20.9 million as of December 31, 2009 and 2008, respectively. We believe that adequate provisions have been made for workers’ compensation and professional and general liability risk exposures.
     Fair Value of Financial Instruments
The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value given the short-term maturity of these instruments. The fair value of our $470.0 million 7 3/4% Senior Subordinated Notes due 2015 (“7 3/4% Notes”) was $453.6 million and $343.7 million at December 31, 2009 and 2008, respectively. The fair value of our $120.0 million in principal amount of 7 3/4% Notes issued in May 2009 was $111.6 million as of December 31, 2009. The fair value of our senior secured term loan facility was $536.6 million and $446.4 million as of December 31, 2009 and 2008, respectively. The fair value of our revolving credit facility was $195.5 million as of December 31, 2008.
     Reclassifications
Certain reclassifications have been made to the prior year to conform with current year presentation.
     Recent Accounting Pronouncements
In September 2009, we adopted the FASB ASC. The ASC was established as the source of authoritative accounting principles to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC did not change GAAP, but was intended to simplify user access to all authoritative GAAP by providing the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not have an impact on our consolidated results of operation or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.
In May 2009, the FASB issued guidance codified in ASC 855, Subsequent Events, establishing standards for accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance in the quarter ended June 30, 2009.
In March 2008, the FASB issued guidance codified in ASC 805, Business Combinations, that requires enhanced disclosures about derivative and hedging activities. We adopted this guidance on January 1, 2009.
In December 2007, the FASB issued guidance codified in ASC 810, Consolidation, requiring the use of the acquisition method of accounting, defining the acquirer, establishing the acquisition date, requiring acquisition-related costs to be expensed as incurred and broadening the scope of a business combination to include transactions and other events in which one entity obtains control over one or more other businesses. We adopted this guidance on January 1, 2009.
In December 2007, the FASB issued guidance establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. We adopted this guidance on January 1, 2009.
     Subsequent Events
We have evaluated subsequent events through February 25, 2010, the date of issuance of these financial statements, and determined that: (i) no subsequent events have occurred that would require recognition in our financial statements for the year ended December 31, 2009; and (ii) no other subsequent events have occurred that would require disclosure in the notes thereto.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
2. Revenue
Revenue consists of the following amounts (in thousands):

	December 31,
	2009	2008	2007
Patient service revenue	$1,678,449	$1,571,141	$1,314,203
Other revenue	126,912	124,975	100,497

Total revenue	$1,805,361	$1,696,116	$1,414,700

Patient Service Revenue
Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. During the years ended December 31, 2009, 2008 and 2007, approximately 29%, 30% and 32%, respectively, of our revenue was obtained from providing services to patients participating in the Medicaid program. During the years ended December 31, 2009, 2008 and 2007, approximately 14%, 13% and 12%, respectively, of our revenue was obtained from providing services to patients participating in the Medicare program.
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
Other Revenue
Other revenue primarily derives from our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
3. Earnings Per Share
ASC 260, Earnings per Share, requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income attributable to PSI stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the potential dilution of securities that could share in the earnings of the entity. We have calculated earnings per share in accordance with ASC 260 for all periods presented.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

	Year ended December 31,
	2009	2008	2007
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$120,078	$105,034	$76,134
(Loss) income from discontinued operations, net of taxes	(2,461)	(81)	74

Net income attributable to PSI stockholders	$117,617	$104,953	$76,208

Denominator:
Weighted average shares outstanding for basic earnings per share	55,564	55,408	54,258
Effects of dilutive stock options and restriced stock outstanding	552	859	1,189

Shares used in computing diluted earnings per common share	56,116	56,267	55,447

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$2.16	$1.89	$1.40
(Loss) income from discontinued operations, net of taxes	(0.04)	—	—

Net income attributable to PSI stockholders	$2.12	$1.89	$1.40

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$2.14	$1.87	$1.37
(Loss) income from discontinued operations, net of taxes	(0.04)	—	—

Net income attributable to PSI stockholders	$2.10	$1.87	$1.37

4. Discontinued Operations
GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2009, we sold our EAP business, elected to close and sell Nashville Rehabilitation Hospital, The Oaks Treatment Center and Cumberland Hall of Chattanooga, and terminated one contract with a South Carolina juvenile justice agency. During 2008, we elected to sell one facility and terminated two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities. During 2007, we elected to dispose of one facility. Prior to the decision to discontinue these operations, with the exception of our EAP business that was reported in our other segment, their results were reported in our owned and leased facilities segment.
The components of (loss) income from discontinued operations, net of taxes, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue	$61,775	$84,660	$69,469

Operating expenses	65,273	81,296	67,921
Loss on disposal	2,202	1,917	767

	67,475	83,213	68,688

(Loss) income from discontinued operations before income taxes	(5,700)	1,447	781
(Benefit from) provision for income taxes	(3,239)	1,528	707

(Loss) income from discontinued operations, net of income taxes	$(2,461)	$(81)	$74

The loss on disposal for the year ended December 31, 2009 is primarily the result of a $3.1 million loss recorded to establish the assets held for sale of The Oaks Treatment Center at the expected net sales price and a $1.3 million gain on the sale of our EAP business. Other current assets include assets held for sale of $21.5 million and $79.1 million as of December 31, 2009 and 2008, respectively. Assets held for sale at December 31, 2008 includes goodwill of $60.9 million from the acquisitions of various EAP businesses.
We have elected to allocate interest expense to discontinued operations based on the ratio of net assets to be sold or discontinued less

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
debt that is required to be paid as a result of the disposal transaction to the sum of our total net assets plus consolidated debt. Interest allocated to discontinued operations was $2.5 million, $2.8 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
5. Acquisitions
Strategic acquisitions are an important part of our plan to continue to successfully grow our business and increase our profitability.
     2009 Acquisitions
In 2009, we acquired a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota and a 90-bed inpatient behavioral health care facility located in Panama City, Florida, in separate transactions for an aggregate of $32.9 million. Each acquisition was accounted for by the acquisition method and the aggregate purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The goodwill arising from the acquisitions was allocated to the owned and leased facilities segment.
     2008 Acquisition
On March 1, 2008, we acquired five inpatient behavioral health care facilities with approximately 400 beds from UMC for $120.0 million. The acquisition was accounted for by the purchase method. During 2008, we acquired multiple EAP businesses in separate transactions for approximately $45.0 million, which were subsequently sold in 2009.
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
The following table summarizes the allocation of the aggregate purchase price of Horizon Health (in thousands):

Horizon Health
Assets acquired:
Accounts receivable	$40,590
Other current assets	15,102
Fixed assets	96,664
Costs in excess of net assets acquired	285,068
Other assets	24,039

461,463
Liabilities assumed	35,446
Long-term debt assumed	6,998

Cash paid, net of cash acquired and discontinued operations	419,019
Assets and liabilities of discontinued operations	10,124

Cash paid, net of cash acquired	$429,143

Acquisition-related direct costs paid subsequent to closing have been included as a part of the acquisition.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
6. Long-term debt
Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Senior credit facility:
Revolving line of credit facility, expiring on December 31, 2011 and bearing interest of 3.4% at December 31, 2008	$—	$229,333
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.0% and 3.1% at December 31, 2009 and December 31, 2008, respectively	564,875	568,625
7 3/4% Notes	582,666	475,841
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,850	33,273
Other	6,688	7,325

	1,187,079	1,314,397
Less current portion	4,940	34,391

Long-term debt	$1,182,139	$1,280,006

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility administered by Bank of America, N.A. and a $575 million senior secured term loan facility administered by Citicorp North America, Inc. During February 2009, our revolving credit facility was amended to extend the maturity of $200 million capacity to December 31, 2011. During September 2009, the maturity of the remaining $100 million capacity under our revolving credit facility was extended to December 31, 2011. As a result of the February 2009 extension, $29.3 million of the $229.3 million balance outstanding on our revolving credit facility at December 31, 2008 was classified as current portion of long-term debt. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At December 31, 2009, we had no borrowings outstanding and $295.7 million available for future borrowings under the revolving credit facility. Until the maturity date, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $1.4 million for the year ended December 31, 2009.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of December 31, 2009, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Notes mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. In May 2009, we issued $120 million of the 7 3/4% Notes at a discount of 11.25%. This discount is being amortized over the remaining life of the 7 3/4% Notes using the effective interest rate method, which results in an effective interest rate of 10.2% per annum on the $120 million issuance. We received a premium of 2.75% plus accrued interest from the issuance of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. We also issued $220 million of the 7 3/4% Notes in 2005. Interest on the 7 3/4% Notes accrues at the rate of 7 3/4% per annum and is payable semi-annually in arrears on January 15 and July 15.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Mortgage Loans
At December 31, 2009, we had $32.9 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0% and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral approximated $59.5 million at December 31, 2009.
Interest Rate Swap Agreements
We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. During 2007, we entered into an agreement with Merrill Lynch Capital Services, Inc. to exchange the interest payments associated with a notional amount of $225 million of LIBOR indexed variable rate debt related to our senior secured term loan for a fixed interest rate of 3.8%. The agreement matured on November 30, 2009. The fair value of our interest rate swap of $6.2 million at December 31, 2008 is included in other accrued liabilities.
Other
The aggregate maturities of long-term debt, including capital lease obligations, are as follows (in thousands):

2010	$4,940
2011	4,915
2012	558,494
2013	1,106
2014	1,148
Thereafter	616,476

Total	$1,187,079

7. Leases
Our operating leases consist primarily of the leases of seven inpatient behavioral health care facilities, our corporate office and the office for our contract management business. At December 31, 2009, future minimum lease payments under operating leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

2010	$14,089
2011	11,410
2012	8,223
2013	6,949
2014	6,323
Thereafter	33,001

Total	$79,995

8. Income Taxes
Total provision for income taxes for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands):

	2009	2008	2007
Provision for income taxes attributable to income from continuing operations	$74,889	$64,457	$46,200
(Benefit from) provision for income taxes attributable to (loss) income from discontinued operations	(3,239)	1,528	707

Total provision for income taxes	$71,650	$65,985	$46,907

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The provision for income taxes attributable to income from continuing operations consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$54,580	$45,202	$31,153
State	6,388	5,568	4,838
Foreign	2,547	2,338	3,505

	63,515	53,108	39,496

Deferred:
Federal	11,200	9,819	8,086
State	638	1,487	(457)
Foreign	(464)	43	(925)

	11,374	11,349	6,704

Provision for income taxes	$74,889	$64,457	$46,200

The tax benefits associated with exercises of nonqualified stock options decreased the current tax liability by $0.1 million, $3.1 million and $9.4 million in 2009, 2008 and 2007, respectively. Such benefits were recorded as increases to stockholders’ equity.
The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax expense attributable to income from continuing operations is as follows (in thousands):

	2009	2008	2007
Federal tax	$68,239	$59,322	$42,817
State income taxes (net of federal)	4,567	4,586	2,848
Other	2,083	549	535

Provision for income taxes	$74,889	$64,457	$46,200

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising temporary differences at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$9,038	$9,146
Allowance for doubtful accounts	18,474	13,488
Alternative minimum tax credit carryovers	—	794
Accrued liabilities	42,349	39,293

Total gross deferred tax assets	69,861	62,721
Less: Valuation allowance	(4,272)	(4,748)

Total deferred tax assets	65,589	57,973
Deferred tax liabilities:
Intangible assets	(52,938)	(37,567)
Property and equipment	(66,537)	(57,415)
Other	(1,985)	(2,658)

Net deferred tax liability	$(55,871)	$(39,667)

Deferred income taxes of $25.3 million and $29.8 million at December 31, 2009 and 2008, respectively, are included in other current assets. Noncurrent deferred income tax liabilities totaled $81.1 million and $69.5 million at December 31, 2009 and 2008, respectively.
GAAP requires that deferred income taxes reflect the tax consequences of differences between the tax basis of assets and liabilities and their carrying values for GAAP. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. We have evaluated the need for a valuation allowance against deferred tax assets and have recorded valuation allowances of $4.3 million, $4.7 million and $5.6 million at December 31, 2009, 2008 and 2007, respectively. The net change in valuation allowance was a decrease of $0.4

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
million and $0.9 million for the years ended December 31, 2009 and December 31, 2008, respectively. Changes to the valuation allowance affect income tax expense.
As of December 31, 2009, we had an unrecognized deferred tax liability for temporary differences of $3.4 million related to investments in our Puerto Rico subsidiaries that are essentially permanent in duration.
As of December 31, 2009, we had federal net operating loss carryforwards of $4.0 million expiring in the year 2021, state net operating loss carryforwards of $80.9 million expiring in various years through 2029 and foreign net operating loss carryforwards of $11.2 million expiring through 2016.
Our policy is to classify interest and penalties related to income taxes as a component of our tax provision. We had gross unrecognized tax benefits of $1.7 million as of December 31, 2009 and 2008. The total amount of interest and penalties recognized in our consolidated balance sheet was $0.1 million and $0.2 million as of December 31, 2009 and 2008, respectively. The net impact on provision for income tax of unrecognized tax benefits, if recognized, would have been $0.5 million for each of the years ended December 31, 2009 and 2008.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009	$1,724
Increases for tax positions taken in the current year	408
Reductions due to lapse of statute of limitations	(383)

Balance as of December 31, 2009	$1,749

Our tax years 2006 through 2009 remain open to examination by federal and state taxing authorities. In addition, our 2005 tax year remains open to examination in certain states.
In addition, ABS, an entity acquired in 2006, has pre-acquisition federal income tax returns which remain open to examination back to the year 2006. Certain pre-acquisition state income tax returns of acquired ABS subsidiaries also remain open to examination for the years 2002 through 2006. We are fully indemnified under the ABS stock purchase agreement for any liabilities resulting from examinations of pre-acquisition tax returns.
Horizon Health has federal and state tax years which remain open to examination going back to 2006 and in certain states going back to 2005. We have no indemnification for any pre-acquisition liabilities that may result from examinations of Horizon Health income tax returns for pre-acquisition periods.
In the next twelve months we anticipate increases in unrecognized tax benefits of approximately $0.4 million related to certain state tax issues, and we anticipate potential reductions in unrecognized tax benefits of approximately $0.5 million related to certain state tax expired statutes of limitation.
9. Stock Option Plans
A maximum of 13,116,666 shares of our common stock are authorized for grant as stock options, restricted stock or other share-based compensation under the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Under the Equity Incentive Plan, stock options may be granted for terms of up to ten years. Grants to employees generally vest in annual increments of 25% each year, commencing one year after the date of grant. The exercise prices of stock options are equal to the closing sales prices of our common stock on the date of grant or the trading day immediately preceding the date of grant.
A maximum of 683,334 shares of our common stock are authorized for grant as stock options or restricted stock under the Psychiatric Solutions, Inc. Outside Directors’ Stock Incentive Plan (the “Directors’ Plan”). The Director’s Plan provides for a grant of 3,200 shares of restricted stock at each annual meeting of stockholders to each outside director. The Directors’ Plan also provides for an initial grant of 4,800 shares of restricted stock to each new outside director on the date of the director’s initial election or appointment to the board of directors. The grants of restricted stock vest in annual increments of 25% each year, commencing one year after the date of grant and generally have terms of ten years.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Stock option activity during 2009 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	6,512	$28.98	7.5	$24,448
Granted	396	$18.65	n/a	n/a
Canceled	(823)	$33.17	n/a	n/a
Exercised	(86)	$12.66	n/a	n/a

Outstanding at December 31, 2009	5,999	$27.84	6.6	$12,667

Exercisable at December 31, 2009	4,095	$26.17	5.9	$11,586

Restricted stock activity is as follows (number of restricted shares in thousands):

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value
Unvested at December 31, 2008	498	$33.23
Granted	327	$17.14
Canceled	(82)	$24.64
Vested	(142)	$33.97

Unvested at December 31, 2009	601	$25.47

We recognized $17.5 million, $19.9 million and $16.1 million in share-based compensation expense and approximately $6.7 million, $7.6 million and $6.1 million of related income tax benefit for the years ended December 31, 2009, 2008 and 2007, respectively. The impact of share-based compensation expense, net of tax, on our basic and diluted earnings per share was approximately $0.19, $0.22 and $0.18 per share for the years ended December 31, 2009, 2008 and 2007, respectively. We classified $1.7 million, $3.1 million and $9.4 million in income tax benefits in excess of share-based compensation expense on stock options exercised and restricted stock vested as a cash flow from financing activities in our Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. We recognize expense on all share-based awards on a straight-line basis over the requisite service period of the entire award.
The following table summarizes the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for options granted in the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Weighted average grant-date fair value of options	$6.20	$11.02	$14.25
Risk-free interest rate	2%	3%	5%
Expected volatility	36%	34%	35%
Expected life (in years)	5	5	5
Dividend yield	0%	0%	0%
Our estimate of expected volatility for stock options granted in 2009, 2008 and 2007 is based upon the historical volatility of our common stock. Our estimate of expected term is based upon our historical stock option exercise experience.
Based on our stock option and restricted stock grants outstanding at December 31, 2009, we estimate remaining unrecognized share-based compensation expense to be approximately $31.3 million with a weighted average remaining amortization period of 2.1 years.
The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2009, 2008 and 2007 was $5.0 million, $10.9 million and $31.2 million, respectively.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
11. Contingencies and Health Care Regulation
Contingencies
We are subject to various claims and legal actions which arise in the ordinary course of business. We have professional and general liability insurance in umbrella form for claims in excess of a $3.0 million self-insured retention with an insured excess limit of $75.0 million.
A stockholder lawsuit alleging violation of federal securities law was filed in 2009. We believe the lawsuit is without merit and intend to defend it vigorously.
In the opinion of management, we are not currently a party to any legal proceeding, the negative outcome of which would have a material adverse effect on our financial condition or results of operations.
Employment Agreement
We entered into an employment agreement with Joey A. Jacobs, our Chairman, President and Chief Executive Officer, on May 10, 2007. The initial term of employment was through December 31, 2008. After the initial term, the agreement renews automatically for successive terms of 12 months each unless either party provides written notice to the other of its intent not to renew the employment agreement. On December 31, 2009, the employment agreement was automatically renewed through December 31, 2010. Pursuant to the employment agreement, Mr. Jacobs’ base salary, cash bonuses and incentive compensation are subject to adjustment from time to time at the discretion of the Compensation Committee.
If we terminate Mr. Jacobs’ employment “without cause” or if Mr. Jacobs resigns as a result of a “constructive discharge,” as those terms are defined in the employment agreement: (a) Mr. Jacobs will receive a lump sum severance payment equal to two times the sum of his base salary on the date of termination and the most recent annual bonus paid to Mr. Jacobs during the immediately previous 12-month period; (b) Mr. Jacobs will receive any earned but unpaid base salary, which shall be paid in accordance with our normal payroll practices; (c) Mr. Jacobs will receive bonus compensation payable on a prorated basis for the year of termination, which shall be paid at the same time our executive officers receive their bonuses for the year in which the termination occurred; (d) to the extent that Mr. Jacobs is eligible for and has elected continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), we agree to waive all premiums for elected continuation coverage during such COBRA period but not to exceed 18 months; (e) to the extent that Mr. Jacobs is covered by an individual health policy, we will pay all reasonable premiums under such policy for 24 months following the termination date; and (f) all shares of restricted stock and unvested stock options held by Mr. Jacobs and scheduled to vest during the succeeding 24-month period will immediately vest and any such options will remain exercisable for 12 months from the date of termination. Termination, whether voluntary or involuntary, of Mr. Jacobs’ employment within 12 months following a “change in control,” as defined in the employment agreement, shall be treated as a termination without cause.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
We have acquired and may continue to acquire corporations and other entities with prior operating histories. Acquired entities may have unknown or contingent liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement regulations, fraud and abuse or similar laws. Although we exercise reasonable diligence to assure ourselves that no such liabilities exist and obtain indemnification rights for such matters from prospective sellers, there can be no assurance that we will be indemnified for any such liabilities or, if we are indemnified, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party.
12. Related Party Transactions
William M. Petrie, M.D., a member of our Board of Directors owns a partnership interest in and serves as President of Psychiatric Consultants, P.C. (“PCPC”), a physician practice group that leases office space from and is managed by Rolling Hills Hospital, our facility in Franklin, TN. The initial term of Rolling Hills’ Management Services Agreement with PCPC expires on December 31, 2011 and automatically renews for successive terms of one year each unless either party provides notice of its intent not to renew at least 60 days prior to any expiration date. Rolling Hills’ management fee and rental income for PCPC is less than $0.3 million annually. Dr. Petrie is also the Medical Director of Rolling Hills Hospital. The initial term of Dr. Petrie’s Medical Director Services Agreement with Rolling Hills Hospital expires December 31, 2011 and automatically renews for successive terms of one year each unless either party provides prior written notice of its intent not to renew.
13. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our chief operating decision maker regularly reviews the operating results of our inpatient facilities on a combined basis, which represent more than 90% of our consolidated revenue. As of December 31, 2009, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 86 owned and 8 leased inpatient facilities in 32 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
Adjusted EBITDA is a non-GAAP financial measure and is defined as income from continuing operations before interest expense (net of interest income), income taxes, depreciation, amortization, stock compensation and other items included in the caption labeled “Other expenses.” These other expenses may occur in future periods, but the amounts recognized can vary significantly from period to period and do not directly relate to ongoing operations of our health care facilities. Our management relies on adjusted EBITDA as the primary measure to review and assess the operating performance of our inpatient facilities and their management teams. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management. Management and investors also review adjusted EBITDA to evaluate our overall performance and to compare our current operating results with corresponding periods and with other companies in the health care industry. You should not consider adjusted EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with U. S. generally accepted accounting principles. Because adjusted EBITDA is not a measure of financial performance under U. S. generally accepted accounting principles and is susceptible to varying calculations, it may not be comparable to similarly titled measures of other companies. The following is a financial summary by reportable segment for the periods indicated (dollars in thousands):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Year Ended December 31, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,678,449	$126,912	$—	$1,805,361

Adjusted EBITDA	$361,078	$14,945	$(47,131)	$328,892
Interest expense, net	28,494	(788)	43,843	71,549
Provision for income taxes	—	—	74,889	74,889
Depreciation and amortization	38,894	4,288	1,596	44,778
Inter-segment expenses	57,538	5,117	(62,655)	—
Other expenses:
Share-based compensation	—	—	17,505	17,505

Total other expenses	—	—	17,505	17,505

Income (loss) from continuing operations	236,152	6,328	(122,309)	120,171
Less: Income attributable to noncontrolling interest	(93)	—	—	(93)

Income (loss) from continuing operations attributable to PSI stockholders	$236,059	$6,328	$(122,309)	$120,078

Total assets	$2,341,778	$58,438	$107,024	$2,507,240

Capital expenditures	$127,285	$339	$3,050	$130,674

Cost in excess of net assets acquired	$1,136,935	$16,176	$—	$1,153,111

Year Ended December 31, 2008

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,571,141	$124,975	$—	$1,696,116

Adjusted EBITDA	$327,124	$22,866	$(45,157)	$304,833
Interest expense, net	27,920	(1,391)	49,453	75,982
Provision for income taxes	—	—	64,457	64,457
Depreciation and amortization	32,668	4,633	1,542	38,843
Inter-segment expenses	63,054	5,840	(68,894)	—
Other expenses:
Share-based compensation	—	—	19,913	19,913

Total other expenses	—	—	19,913	19,913

Income (loss) from continuing operations	203,482	13,784	(111,628)	105,638
Less: Income attributable to noncontrolling interest	(604)	—	—	(604)

Income (loss) from continuing operations attributable to PSI stockholders	$202,878	$13,784	$(111,628)	$105,034

Total assets	$2,213,462	$62,965	$229,563	$2,505,990

Capital expenditures	$116,719	$876	$4,335	$121,930

Cost in excess of net assets acquired	$1,123,066	$16,176	$—	$1,139,242

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Year Ended December 31, 2007

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,314,203	$100,497	$—	$1,414,700

Adjusted EBITDA	$272,672	$16,862	$(38,632)	$250,902
Interest expense, net	29,670	100	44,117	73,887
Provision for income taxes	—	—	46,200	46,200
Depreciation and amortization	26,240	2,413	1,460	30,113
Inter-segment expenses	54,578	4,503	(59,081)	—
Other expenses:
Share-based compensation	—	—	16,104	16,104
Loss on refinancing long-term debt	—	—	8,179	8,179

Total other expenses	—	—	24,283	24,283

Income (loss) from continuing operations	162,184	9,846	(95,611)	76,419
Less: Income attributable to noncontrolling interest	(285)	—	—	(285)

Income (loss) from continuing operations attributable to PSI stockholders	$161,899	$9,846	$(95,611)	$76,134

Total assets	$1,950,999	$69,333	$159,173	$2,179,505

Capital expenditures	$66,828	$354	$4,078	$71,260

Cost in excess of net assets acquired	$1,035,606	$16,176	$—	$1,051,782

14. Other Information
A summary of activity in allowance for doubtful accounts follows (in thousands):

	Balances	Additions	Additions	Accounts written	Balances
	at beginning	charged to costs	charged to	off, net of	at end
	of period	and expenses	other accounts (1)	recoveries	of period
Allowance for doubtful accounts:
Year ended December 31, 2007	$18,468	27,343	12,982	23,827	$34,966
Year ended December 31, 2008	$34,966	34,334	—	20,917	$48,383
Year ended December 31, 2009	$48,383	36,414	—	32,903	$51,894

(1)	Allowances as a result of acquisitions.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
15. Quarterly Information (Unaudited)
Summarized results for each quarter in the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total Year
2009
Revenue	$433,930	$455,287	$453,187	$462,957	$1,805,361
Income from continuing operations attributable to PSI stockholders	$27,521	$34,580	$28,305	$29,672	$120,078
Net income attributable to PSI stockholders	$27,382	$34,408	$28,152	$27,675	$117,617

Earnings per share:
Basic	$0.49	$0.62	$0.51	$0.50	$2.12
Diluted	$0.49	$0.62	$0.50	$0.49	$2.10

2008
Revenue	$408,602	$429,200	$429,878	$428,436	$1,696,116
Income from continuing operations attributable to PSI stockholders	$24,566	$28,338	$27,977	$24,153	$105,034
Net income attributable to PSI stockholders	$25,496	$29,059	$26,377	$24,021	$104,953

Earnings per share:
Basic	$0.46	$0.53	$0.48	$0.43	$1.89
Diluted	$0.46	$0.52	$0.47	$0.43	$1.87
As discussed in Note 4, we sold our EAP business, closed and elected to make Nashville Rehabilitation Hospital, The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale and terminated one contract with a South Carolina juvenile justice agency during 2009. During 2008, we elected to sell one inpatient behavioral health care facility and two contracts with a Puerto Rican juvenile justice agency to manage inpatient facilities were terminated. Accordingly, these operations, net of income taxes, have been presented as discontinued operations and all prior quarterly data has been reclassified.
16. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors, and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$2,111	$4,704	$—	$6,815
Accounts receivable, net	—	241,211	8,296	(68)	249,439
Other Current Assets	—	90,259	16,284	(1,377)	105,166

Total current assets	—	333,581	29,284	(1,445)	361,420
Property and equipment, net of accumulated depreciation	—	879,453	61,491	(9,214)	931,730
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,486,852	(368,332)	(16,964)	(1,101,556)	—
Other assets	17,536	37,420	25,372	(19,349)	60,979

Total assets	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

Current Liabilities:
Accounts payable	$—	$34,467	$998	$(68)	$35,397
Salaries and benefits payable	—	80,255	874	—	81,129
Other accrued liabilities	28,901	32,783	1,610	(1,258)	62,036
Current portion of long-term debt	4,490	—	450	—	4,940

Total current liabilities	33,391	147,505	3,932	(1,326)	183,502
Long-term debt, less current portion	1,149,738	—	32,401	—	1,182,139
Deferred tax liability	—	81,137	—	—	81,137
Other liabilities	127	(6,324)	36,069	(4,082)	25,790

Total liabilities	1,183,256	222,318	72,402	(5,408)	1,472,568
Redeemable noncontrolling interest	—	—	—	4,337	4,337
Total stockholders’ equity (deficit)	321,132	1,812,915	26,781	(1,130,493)	1,030,335

Total liabilities and stockholders’ equity (deficit)	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

Condensed Consolidating Balance Sheet
As of December 31, 2008
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current Assets:
Cash and cash equivalents	$—	$39,881	$11,390	$—	$51,271
Accounts receivable, net	—	234,197	7,331	(69)	241,459
Other Current Assets	—	158,305	16,910	(435)	174,780

Total current assets	—	432,383	35,631	(504)	467,510
Property and equipment, net of accumulated depreciation	—	772,377	57,600	(9,524)	820,453
Cost in excess of net assets acquired	—	1,139,242	—	—	1,139,242
Investment in subsidiaries	1,668,515	(547,165)	(23,521)	(1,097,829)	—
Other assets	12,633	15,923	27,164	23,065	78,785

Total assets	$1,681,148	$1,812,760	$96,874	$(1,084,792)	$2,505,990

Current Liabilities:
Accounts payable	$—	$33,853	$825	$(69)	$34,609
Salaries and benefits payable	—	81,970	1,569	—	83,539
Other accrued liabilities	28,786	51,475	4,335	(3,531)	81,065
Current portion of long-term debt	33,968	—	423	—	34,391

Total current liabilities	62,754	167,298	7,152	(3,600)	233,604
Long-term debt, less current portion	1,247,156	—	32,850	—	1,280,006
Deferred tax liability	—	69,471	—	—	69,471
Other liabilities	12,433	(61,717)	31,349	46,002	28,067

Total liabilities	1,322,343	175,052	71,351	42,402	1,611,148
Redeemable noncontrolling interest	—	—	—	4,957	4,957
Total stockholders’ equity (deficit)	358,805	1,637,708	25,523	(1,132,151)	889,885

Total liabilities and stockholders’ equity (deficit)	$1,681,148	$1,812,760	$96,874	$(1,084,792)	$2,505,990

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Statement of Income
For the Twelve Months Ended December 31, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,764,827	$56,180	$(15,646)	$1,805,361
Salaries, wages and employee benefits	—	979,106	26,098	—	1,005,204
Professional fees	—	162,862	6,840	(2,917)	166,785
Supplies	—	90,222	2,350	—	92,572
Rentals and leases	—	24,234	257	(4,360)	20,131
Other operating expenses	—	168,965	14,804	(10,901)	172,868
Provision for doubtful accounts	—	35,303	1,111	—	36,414
Depreciation and amortization	—	42,831	2,257	(310)	44,778
Interest expense	69,799	—	1,750	—	71,549

	69,799	1,503,523	55,467	(18,488)	1,610,301
(Loss) income from continuing operations before income taxes	(69,799)	261,304	713	2,842	195,060
(Benefit from) provision for income taxes	(26,798)	100,322	274	1,091	74,889

(Loss) income from continuing operations	(43,001)	160,982	439	1,751	120,171
(Loss) income from discontinued operations, net of tax	—	(3,280)	819	—	(2,461)

Net (loss) income	(43,001)	157,702	1,258	1,751	117,710
Less: Net income attributable to noncontrolling interest	—	—	—	(93)	(93)

Net (loss) income attributable to PSI stockholders	$(43,001)	$157,702	$1,258	$1,658	$117,617

Condensed Consolidating Statement of Income
For the Twelve Months Ended December 31, 2008
(in thousands)

		Combined Subsidiary	Combined	Consolidating	Total Consolidated
	Parent	Guarantors	Non-Guarantors	Adjustments	Amounts
Revenue	$—	$1,651,496	$56,499	$(11,879)	$1,696,116
Salaries, wages and employee benefits	—	911,145	27,238	(20)	938,363
Professional fees	—	158,005	4,586	(100)	162,491
Supplies	—	90,069	2,324	—	92,393
Rentals and leases	—	24,768	97	(4,230)	20,635
Other operating expenses	—	158,046	13,116	(8,182)	162,980
Provision for doubtful accounts	—	33,496	838	—	34,334
Depreciation and amortization	—	36,898	2,252	(307)	38,843
Interest expense	74,663	—	1,319	—	75,982

	74,663	1,412,427	51,770	(12,839)	1,526,021
(Loss) income from continuing operations before income taxes	(74,663)	239,069	4,729	960	170,095
(Benefit from) provision for income taxes	(28,293)	90,635	1,751	364	64,457

(Loss) income from continuing operations	(46,370)	148,434	2,978	596	105,638
(Loss) income from discontinued operations, net of tax	—	(992)	911	—	(81)

Net (loss) income	(46,370)	147,442	3,889	596	105,557
Less: Net income attributable to noncontrolling interest	—	—	—	(604)	(604)

Net (loss) income attributable to PSI stockholders	$(46,370)	$147,442	$3,889	$(8)	$104,953

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Statement of Income
For the Twelve Months Ended December 31, 2007
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,390,521	$37,257	$(13,078)	$1,414,700
Salaries, wages and employee benefits	—	772,765	14,533	3	787,301
Professional fees	—	132,757	4,178	(1,132)	135,803
Supplies	—	76,563	1,192	(17)	77,738
Rentals and leases	—	22,890	55	(4,006)	18,939
Other operating expenses	—	130,185	12,292	(9,699)	132,778
Provision for doubtful accounts	—	26,633	710	—	27,343
Depreciation and amortization	—	28,517	1,872	(276)	30,113
Interest expense	72,642	—	1,245	—	73,887
Loss on refinancing long-term debt	8,179	—	—	—	8,179

	80,821	1,190,310	36,077	(15,127)	1,292,081
(Loss) income from continuing operations before income taxes	(80,821)	200,211	1,180	2,049	122,619

(Benefit from) provision for income taxes	(30,451)	75,432	446	773	46,200

(Loss) income from continuing operations	(50,370)	124,779	734	1,276	76,419
(Loss) income from discontinued operations, net of taxes	—	(222)	296	—	74

Net (loss) income	(50,370)	124,557	1,030	1,276	76,493
Less: Net income attributable to noncontrolling interest	—	—	—	(285)	(285)

Net (loss) income attributable to PSI stockholders	$(50,370)	$124,557	$1,030	$991	$76,208

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2009
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(43,001)	$157,702	$1,258	$1,751	$117,710
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	42,831	2,257	(310)	44,778
Amortization of loan costs and bond premium	5,255	—	45	—	5,300
Share-based compensation	—	17,505	—	—	17,505
Change in income tax assets and liabilities	—	20,050	—	—	20,050
Loss (income) from discontinued operations, net of taxes	—	3,280	(819)	—	2,461
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(2,946)	(965)	—	(3,911)
Other current assets	—	7,398	626	—	8,024
Accounts payable	—	(1,564)	173	—	(1,391)
Salaries and benefits payable	—	(5,524)	(695)	—	(6,219)
Accrued liabilities and other liabilities	4,773	4,008	(7,677)	—	1,104

Net cash (used in) provided by continuing operating activities	(32,973)	242,740	(5,797)	1,441	205,411
Net cash (used in) provided by discontinued operating activities	—	(602)	1,585	—	983

Net cash (used in) provided by operating activities	(32,973)	242,138	(4,212)	1,441	206,394
Investing activities:
Cash paid for acquisitions, net of cash acquired	(32,910)	—	—	—	(32,910)
Cash paid for real estate acquisitions	—	(19,341)	—	—	(19,341)
Capital purchases of leasehold improvements, equipment and software	—	(130,167)	(507)	—	(130,674)
Other assets	—	2,008	(779)	—	1,229

Net cash (used in) provided by continuing investing activities	(32,910)	(147,500)	(1,286)	—	(181,696)
Net cash provided by discontinued investing activities	—	67,692	—	—	67,692

Net cash (used in) provided by investing activities	(32,910)	(79,808)	(1,286)	—	(114,004)
Financing activities:
Net increase in revolving credit facility, less acquisitions	(229,333)	—	—	—	(229,333)
Borrowings on long-term debt	106,500	—	—	—	106,500
Principal payments on long-term debt	(4,671)	—	(422)	—	(5,093)
Payment of loan and issuance costs	(9,903)	—	—	—	(9,903)
Excess tax benefits from share-based payment arrangements	1,678	—	—	—	1,678
Distributions to noncontrolling interests	(723)	—	—	—	(723)
Repurchase of common stock upon restricted stock vesting	(1,057)	—	—	—	(1,057)
Net transfers to and from members	202,307	(200,100)	(766)	(1,441)	—
Proceeds from exercises of common stock options	1,085	—	—	—	1,085

Net cash provided by (used in) financing activities	65,883	(200,100)	(1,188)	(1,441)	(136,846)

Net decrease in cash	—	(37,770)	(6,686)	—	(44,456)
Cash and cash equivalents at beginning of the year	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of the year	$—	$2,111	$4,704	$—	$6,815

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2008
(in thousands)

		Combined	Combined
		Subsidiary	Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(46,370)	$147,442	$3,889	$596	$105,557
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	36,898	2,252	(307)	38,843
Amortization of loan costs and bond premium	2,168	—	45	—	2,213
Share-based compensation	—	19,913	—	—	19,913
Change in income tax assets and liabilities	—	(5,034)	—	—	(5,034)
Loss from discontinued operations, net of taxes	—	992	(911)	—	81
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(17,649)	(106)	—	(17,755)
Other current assets	—	10,523	(15,135)	—	(4,612)
Accounts payable	—	3,098	(207)	—	2,891
Salaries and benefits payable	—	1,679	52	—	1,731
Accrued liabilities and other liabilities	(3,599)	861	(1,829)	—	(4,567)

Net cash (used in) provided by continuing operating activities	(47,801)	198,723	(11,950)	289	139,261
Net cash provided by discontinued operating activities	—	739	1,783	—	2,522

Net cash (used in) provided by operating activities	(47,801)	199,462	(10,167)	289	141,783
Investing activities:
Cash paid for acquisitions, net of cash acquired	(121,156)	—	—	—	(121,156)
Capital purchases of leasehold improvements, equipment and software	—	(119,540)	(2,390)	—	(121,930)
Other assets	—	(1,668)	350	—	(1,318)

Net cash used in continuing investing activities	(121,156)	(121,208)	(2,040)	—	(244,404)
Net cash (used in) provided by discontinued investing activities	(45,000)	3,189	—	—	(41,811)

Net cash used in investing activities	(166,156)	(118,019)	(2,040)	—	(286,215)
Financing activities:
Net increase in revolving credit facility, less acquisitions	149,333	—	—	—	149,333
Principal payments on long-term debt	(5,669)	—	(398)	—	(6,067)
Payment of loan and issuance costs	(59)	—	—	—	(59)
Excess tax benefits from share-based payment arrangements	3,052	—	—	—	3,052
Repurchase of common stock upon restricted stock vesting	(271)	—	—	—	(271)
Net transfers to and from members	57,826	(60,716)	3,179	(289)	—
Proceeds from exercises of common stock options	9,745	—	—	—	9,745

Net cash provided by (used in) financing activities	213,957	(60,716)	2,781	(289)	155,733

Net increase (decrease) in cash	—	20,727	(9,426)	—	11,301
Cash and cash equivalents at beginning of the year	—	19,154	20,816	—	39,970

Cash and cash equivalents at end of the year	$—	$39,881	$11,390	$—	$51,271

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Condensed Consolidating Statement of Cash Flows
For the Twelve Months Ended December 31, 2007
(in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(50,370)	$124,557	$1,030	$1,276	$76,493
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28,517	1,872	(276)	30,113
Amortization of loan costs and bond premium	2,106	—	45	—	2,151
Share-based compensation	—	16,104	—	—	16,104
Loss on refinancing long-term debt	8,179	—	—	—	8,179
Change in income tax assets and liabilities	—	8,193	446	—	8,639
Loss from discontinued operations, net of taxes	—	222	(296)	—	(74)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,158)	566	—	(12,592)
Other current assets	—	6,626	(328)	—	6,298
Accounts payable	—	(7,499)	(440)	—	(7,939)
Salaries and benefits payable	—	1,633	243	—	1,876
Accrued liabilities and other liabilities	10,965	(20,307)	3,666	—	(5,676)

Net cash (used in) provided by continuing operating activities	(29,120)	144,888	6,804	1,000	123,572
Net cash provided by discontinued operating activities	—	3,185	(1,236)	—	1,949

Net cash (used in) provided by operating activities	(29,120)	148,073	5,568	1,000	125,521
Investing activities:
Cash paid for acquisitions, net of cash acquired	(444,899)	—	—	—	(444,899)
Capital purchases of leasehold improvements, equipment and software	—	(70,693)	(567)	—	(71,260)
Other assets	—	(2,866)	415	—	(2,451)

Net cash used in continuing investing activites	(444,899)	(73,559)	(152)	—	(518,610)
Net cash used in discontinued investing activities	(17,921)	(53)	—	—	(17,974)

Net cash used in investing activities	(462,820)	(73,612)	(152)	—	(536,584)
Financing activities:
Net decrease in revolving credit facility, less acquisitions	(21,000)	—	—	—	(21,000)
Borrowings on long-term debt	481,875	—	—	—	481,875
Principal payments on long-term debt	(40,936)	—	(345)	—	(41,281)
Payment of loan and issuance costs	(6,661)	—	—	—	(6,661)
Refinancing of long-term debt	(7,127)	—	—	—	(7,127)
Excess tax benefits from share-based payment arrangements	9,428	—	—	—	9,428
Repurchase of common stock upon restricted stock vesting	(122)	—	—	—	(122)
Net transfers to and from members	59,082	(58,471)	389	(1,000)	—
Proceeds from exercises of common stock options	17,401	—	—	—	17,401

Net cash provided by (used in) financing activities	491,940	(58,471)	44	(1,000)	432,513

Net increase in cash	—	15,990	5,460	—	21,450
Cash and cash equivalents at beginning of the year	—	3,164	15,356	—	18,520

Cash and cash equivalents at end of the year	$—	$19,154	$20,816	$—	$39,970

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Joey A. Jacobs
Joey A. Jacobs
Chief Executive Officer

Dated: February 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joey A. Jacobs Joey A. Jacobs	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ Jack E. Polson Jack E. Polson	Executive Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)	February 25, 2010

/s/ Mark P. Clein	Director	February 25, 2010

Mark P. Clein

/s/ David M. Dill	Director	February 25, 2010

David M. Dill

/s/ Richard D. Gore	Director	February 25, 2010

Richard D. Gore

/s/ Christopher Grant, Jr.	Director	February 25, 2010

Christopher Grant, Jr.

/s/ William M. Petrie, M.D.	Director	February 25, 2010

William M. Petrie, M.D.

/s/ Edward K. Wissing	Director	February 25, 2010

Edward K. Wissing