Form 10-Q
period 2010-03-31
PSYCHIATRIC SOLUTIONS INC
filed 2010-05-10
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 0-20488
Psychiatric Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2491707 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 6, 2010, 57,169,871 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,645	$6,815
Accounts receivable, less allowance for doubtful accounts of $53,311 and $51,894, respectively	263,874	249,439
Other current assets	92,495	105,166

Total current assets	389,014	361,420
Property and equipment, net of accumulated depreciation	948,092	931,730
Cost in excess of net assets acquired	1,153,111	1,153,111
Other assets	59,967	60,979

Total assets	$2,550,184	$2,507,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,272	$35,397
Salaries and benefits payable	94,085	81,129
Other accrued liabilities	55,083	62,036
Current portion of long-term debt	10,552	4,940

Total current liabilities	192,992	183,502
Long-term debt, less current portion	1,175,980	1,182,139
Deferred tax liability	84,074	81,137
Other liabilities	31,031	25,790

Total liabilities	1,484,077	1,472,568
Redeemable noncontrolling interests	4,326	4,337
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 57,169 and 56,226 issued and outstanding, respectively	572	562
Additional paid-in capital	630,699	627,476
Retained earnings	430,510	402,297

Total stockholders’ equity	1,061,781	1,030,335

Total liabilities and stockholders’ equity	$2,550,184	$2,507,240

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenue	$475,956	$433,930

Salaries, wages and employee benefits (including share-based compensation of $3,510 and $4,819 for the three months ended March 31, 2010 and 2009, respectively)	259,475	244,286
Professional fees	44,928	39,930
Supplies	23,678	22,920
Rentals and leases	4,835	5,080
Other operating expenses	50,895	41,266
Provision for doubtful accounts	11,833	8,462
Depreciation and amortization	12,390	10,553
Interest expense	16,498	16,609

	424,532	389,106

Income from continuing operations before income taxes	51,424	44,824
Provision for income taxes	19,683	17,164

Income from continuing operations	31,741	27,660
Loss from discontinued operations, net of benefit from income taxes of $1,829 and $148 for the three months ended March 31, 2010 and 2009, respectively	(3,496)	(139)

Net income	28,245	27,521
Less: Net income attributable to noncontrolling interests	(32)	(139)

Net income attributable to PSI stockholders	$28,213	$27,382

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.57	$0.49
Loss from discontinued operations, net of taxes	(0.06)	—

Net income attributable to PSI stockholders	$0.51	$0.49

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.56	$0.49
Loss from discontinued operations, net of taxes	(0.06)	—

Net income attributable to PSI stockholders	$0.50	$0.49

Shares used in computing per share amounts:
Basic	55,715	55,495
Diluted	56,386	55,968

Amounts attributable to PSI stockholders:
Income from continuing operations	$31,709	$27,521
Loss from discontinued operations, net of taxes	(3,496)	(139)

Net income	$28,213	$27,382

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$28,245	$27,521
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	12,390	10,553
Amortization of loan costs and bond discount/premium	1,564	715
Share-based compensation	3,510	4,819
Change in income tax assets and liabilities	10,824	15,908
Loss from discontinued operations, net of taxes	3,496	139
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,435)	(9,776)
Other current assets	893	2,296
Accounts payable	(382)	(2,822)
Salaries and benefits payable	12,956	(3,391)
Accrued liabilities and other liabilities	(2,977)	(6,563)

Net cash provided by continuing operating activities	56,084	39,399
Net cash (used in) provided by discontinued operating activities	(89)	781

Net cash provided by operating activities	55,995	40,180

Investing activities:
Capital purchases of leasehold improvements, equipment and software	(29,553)	(24,368)
Other assets	101	(158)

Net cash used in continuing investing activities	(29,452)	(24,526)
Net cash used in discontinued investing activities	(12)	(321)

Net cash used in investing activities	(29,464)	(24,847)

Financing activities:
Net decrease in revolving credit facility	—	(39,333)
Principal payments on long-term debt	(1,322)	(1,272)
Payment of loan and issuance costs	(6)	(5,363)
Distributions to noncontrolling interests	(43)	—
Repurchase of common stock upon restricted stock vesting	(490)	(953)
Proceeds from exercises of common stock options	1,160	342

Net cash used in financing activities	(701)	(46,579)

Net increase (decrease) in cash and cash equivalents	25,830	(31,246)
Cash and cash equivalents at beginning of the period	6,815	51,271

Cash and cash equivalents at end of the period	$32,645	$20,025

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
1. Recent Developments
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
In May 2009, we received $106.5 million upon the issuance of $120 million of our 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) and used the proceeds to repay a portion of the outstanding balance of our revolving credit facility. During 2009, our revolving credit facility was amended to extend the maturity until December 31, 2011.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 2.8% of net revenue for the three months ended March 31, 2010. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$31,709	$27,521
Loss from discontinued operations, net of taxes	(3,496)	(139)

Net income attributable to PSI stockholders	$28,213	$27,382

Denominator:
Weighted average shares outstanding for basic earnings per share	55,715	55,495
Effects of dilutive stock options and restricted stock outstanding	671	473

Shares used in computing diluted earnings per common share	56,386	55,968

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.57	$0.49
Loss from discontinued operations, net of taxes	(0.06)	—

Net income attributable to PSI stockholders	$0.51	$0.49

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.56	$0.49
Loss from discontinued operations, net of taxes	(0.06)	—

Net income attributable to PSI stockholders	$0.50	$0.49

4. Share-Based Compensation
We recognized approximately $3.5 million and $4.8 million in share-based compensation expense and approximately $1.3 million and $1.8 million of related income tax benefit for the three months ended March 31, 2010 and 2009, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.04 and $0.05 per share for the three months ended March 31, 2010 and 2009, respectively.
Based on our stock option and restricted stock grants outstanding at March 31, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $50.0 million with a weighted average remaining life of 2.8 years.
Employees exercised 76,114 stock options during the three months ended March 31, 2010. Also during 2010, 184,999 shares of restricted stock vested and 22,399 of those shares were surrendered by our employees and cancelled in satisfaction of the employees’ related tax liabilities. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised and restricted stock vested during the three months ended March 31, 2010 and 2009 was $4.8 million and $3.8 million, respectively.
We granted 842,750 stock options to employees during the three months ended March 31, 2010. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $7.92.
We granted 896,000 shares of restricted stock to employees during the three months ended March 31, 2010. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $21.00 per share.
As of March 31, 2010, we had 6,534,588 stock options outstanding with a weighted average exercise price of $26.87 and a weighted average remaining contractual term of 6.8 years and 1,305,827 shares of restricted stock outstanding. Also as of March 31, 2010, we had 503,817 shares available for issuance under the Psychiatric Solutions, Inc. Equity Incentive Plan and the Psychiatric Solutions, Inc. Outside Directors’ Stock Incentive Plan.
5. Acquisitions
Acquiring free-standing psychiatric facilities is a key part of our business strategy.
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
The balance of cost in excess of net assets acquired (goodwill) was $1.2 billion as of March 31, 2010 and December 31, 2009.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
6. Long-term debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior credit facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.1% and 2.0% at March 31, 2010 and December 31, 2009, respectively	$563,938	$564,875
7 3/4% Notes	582,899	582,666
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,741	32,850
Other	6,954	6,688

	1,186,532	1,187,079
Less current portion	10,552	4,940

Long-term debt	$1,175,980	$1,182,139

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility administered by Bank of America, N.A. and a $575 million senior secured term loan facility administered by Citicorp North America, Inc. During 2009, our revolving credit facility was amended to extend the maturity to December 31, 2011. Quarterly principal payments of $0.9 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At March 31, 2010, we had no borrowings outstanding and $295.7 million available for future borrowings under the revolving credit facility. Until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. At March 31, 2010, our current maturities included $5.5 million of our senior secured term loan facility for an April 2010 principal payment related to excess cash flow, as required by our Credit Agreement. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $0.6 million for the three months ended March 31, 2010.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of March 31, 2010, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
7 3/4% Notes
The 7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% Notes”) mature on July 15, 2015 and are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing operating subsidiaries. In May 2009, we issued $120 million of the 7 3/4% Notes at a discount of 11.25%. This discount is being amortized over the remaining life of the 7 3/4% Notes using the effective interest rate method, which results in an effective interest rate of 10.2% per annum on the $120 million issuance. We received a premium of 2.75% plus accrued interest from the sale of $250 million of 7 3/4% Notes in 2007. This premium is being amortized over the remaining life of the 7 3/4% Notes using the effective interest method, which results in an effective interest rate of 7.3% on the $250 million issuance. We also issued $220 million of the 7 3/4% Notes in 2005. Interest on the 7 3/4% Notes is payable semi-annually in arrears on January 15 and July 15.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
Mortgage Loans
At March 31, 2010, we had approximately $32.7 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $59.4 million at March 31, 2010.
7. Income Taxes
The provision for income taxes for continuing operations for the three months ended March 31, 2010 and 2009 reflects an effective tax rate of approximately 38.3% and 38.4%, respectively.
8. Discontinued Operations
GAAP requires that all components of an entity that have been disposed of (by sale, by abandonment or in a distribution to owners) or are held for sale and whose cash flows can be clearly distinguished from the rest of the entity be presented as discontinued operations. During 2009, we sold our EAP business, elected to close and sell Nashville Rehabilitation Hospital, The Oaks Treatment Center and Cumberland Hall of Chattanooga, and terminated one contract with a South Carolina juvenile justice agency. With the exception of our EAP business that was reported in our other segment, the results of these operations were reported in our owned and leased facilities segment prior to the decision to discontinue.
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue	$2,446	$18,432

Operating expenses	5,118	18,719
Loss on disposal	2,653	—

	7,771	18,719

Loss from discontinued operations before income taxes	(5,325)	(287)
Benefit from income taxes	(1,829)	(148)

Loss from discontinued operations, net of income taxes	$(3,496)	$(139)

9. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our chief operating decision maker regularly reviews the operating results of our inpatient facilities on a combined basis, which represent more than 90% of our consolidated revenue. As of March 31, 2010, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 86 owned and 8 leased inpatient facilities in 32 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
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
Three Months Ended March 31, 2010

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$442,769	$33,187	$—	$475,956

Adjusted EBITDA	$95,080	$2,236	$(13,494)	$83,822
Interest expense	7,208	79	9,211	16,498
Provision for income taxes	—	—	19,683	19,683
Depreciation and amortization	10,921	1,052	417	12,390
Inter-segment expenses	13,469	1,211	(14,680)	—
Other expenses:
Share-based compensation	—	—	3,510	3,510

Total other expenses	—	—	3,510	3,510

Income (loss) from continuing operations	63,482	(106)	(31,635)	31,741
Less: Income attributable to noncontrolling interests	(32)	—	—	(32)

Income (loss) from continuing operations attributable to
PSI stockholders	$63,450	$(106)	$(31,635)	$31,709

Total assets	$2,377,041	$55,596	$117,547	$2,550,184

Three Months Ended March 31, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$404,003	$29,927	$—	$433,930

Adjusted EBITDA	$84,202	$5,033	$(12,430)	$76,805
Interest expense	7,095	(448)	9,962	16,609
Provision for income taxes	—	—	17,164	17,164
Depreciation and amortization	9,019	1,143	391	10,553
Inter-segment expenses	17,207	1,546	(18,753)	—
Other expenses:
Share-based compensation	—	—	4,819	4,819

Total other expenses	—	—	4,819	4,819

Income (loss) from continuing operations	50,881	2,792	(26,013)	27,660
Less: Income attributable to noncontrolling interests	(139)	—	—	(139)

Income (loss) from continuing operations attributable to
PSI stockholders	$50,742	$2,792	$(26,013)	$27,521

Total assets	$2,242,528	$63,862	$187,394	$2,493,784

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of March 31, 2010 and December 31, 2009, and for the three months ended

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
March 31, 2010 and 2009. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of March 31, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$26,732	$5,740	$173	$32,645
Accounts receivable, net	—	254,433	9,509	(68)	263,874
Other current assets	—	77,496	12,768	2,231	92,495

Total current assets	—	358,661	28,017	2,336	389,014
Property and equipment, net of accumulated depreciation	—	896,081	61,148	(9,137)	948,092
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,471,171	(352,176)	(16,266)	(1,102,729)	—
Other assets	16,222	38,216	24,718	(19,189)	59,967

Total assets	$1,487,393	$2,093,893	$97,617	$(1,128,719)	$2,550,184

Current liabilities:
Accounts payable	$—	$31,963	$1,377	$(68)	$33,272
Salaries and benefits payable	—	92,666	1,419	—	94,085
Other accrued liabilities	17,539	37,208	(495)	831	55,083
Current portion of long-term debt	10,095	—	457	—	10,552

Total current liabilities	27,634	161,837	2,758	763	192,992
Long-term debt, less current portion	1,143,696	—	32,284	—	1,175,980
Deferred tax liability	—	84,074	—	—	84,074
Other liabilities	5,099	(5,818)	35,784	(4,034)	31,031

Total liabilities	1,176,429	240,093	70,826	(3,271)	1,484,077
Redeemable noncontrolling interest	—	—	—	4,326	4,326
Total stockholders’ equity	310,964	1,853,800	26,791	(1,129,774)	1,061,781

Total liabilities and stockholders’ equity	$1,487,393	$2,093,893	$97,617	$(1,128,719)	$2,550,184

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
Condensed Consolidating Balance Sheet
As of December 31, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$2,111	$4,704	$—	$6,815
Accounts receivable, net	—	241,211	8,296	(68)	249,439
Other current assets	—	90,259	16,284	(1,377)	105,166

Total current assets	—	333,581	29,284	(1,445)	361,420
Property and equipment, net of accumulated depreciation	—	879,453	61,491	(9,214)	931,730
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,486,852	(368,332)	(16,964)	(1,101,556)	—
Other assets	17,536	37,420	25,372	(19,349)	60,979

Total assets	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

Current liabilities:
Accounts payable	$—	$34,467	$998	$(68)	$35,397
Salaries and benefits payable	—	80,255	874	—	81,129
Other accrued liabilities	28,901	32,783	1,610	(1,258)	62,036
Current portion of long-term debt	4,490	—	450	—	4,940

Total current liabilities	33,391	147,505	3,932	(1,326)	183,502
Long-term debt, less current portion	1,149,738	—	32,401	—	1,182,139
Deferred tax liability	—	81,137	—	—	81,137
Other liabilities	127	(6,324)	36,069	(4,082)	25,790

Total liabilities	1,183,256	222,318	72,402	(5,408)	1,472,568
Redeemable noncontrolling interests	—	—	—	4,337	4,337
Total stockholders’ equity	321,132	1,812,915	26,781	(1,130,493)	1,030,335

Total liabilities and stockholders’ equity	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

Condensed Consolidating Statement of Income For the Three Months Ended March 31, 2010 (Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$464,855	$12,543	$(1,442)	$475,956
Salaries, wages and employee benefits	—	253,095	6,380	—	259,475
Professional fees	—	43,784	1,733	(589)	44,928
Supplies	—	23,010	668	—	23,678
Rentals and leases	—	5,914	145	(1,224)	4,835
Other operating expenses	—	49,671	1,993	(769)	50,895
Provision for doubtful accounts	—	11,315	518	—	11,833
Depreciation and amortization	—	11,850	617	(77)	12,390
Interest expense	16,025	—	473	—	16,498

	16,025	398,639	12,527	(2,659)	424,532
(Loss) income from continuing operations before income taxes	(16,025)	66,216	16	1,217	51,424
(Benefit from) provision for income taxes	(6,134)	25,345	6	466	19,683

(Loss) income from continuing operations	(9,891)	40,871	10	751	31,741
(Loss) income from discontinued operations, net of tax	—	(3,496)	—	—	(3,496)

Net (loss) income	(9,891)	37,375	10	751	28,245
Less: Net income attributable to noncontrolling interests	—	—	—	(32)	(32)

Net (loss) income attributable to PSI stockholders	$(9,891)	$37,375	$10	$719	$28,213

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$423,585	$11,639	$(1,294)	$433,930
Salaries, wages and employee benefits	—	237,826	6,460	—	244,286
Professional fees	—	39,124	2,086	(1,280)	39,930
Supplies	—	22,347	573	—	22,920
Rentals and leases	—	6,129	24	(1,073)	5,080
Other operating expenses	—	40,233	1,620	(587)	41,266
Provision for doubtful accounts	—	8,200	262	—	8,462
Depreciation and amortization	—	10,090	540	(77)	10,553
Interest expense	16,193	—	416	—	16,609

	16,193	363,949	11,981	(3,017)	389,106
(Loss) income from continuing operations before income taxes	(16,193)	59,636	(342)	1,723	44,824
(Benefit from) provision for income taxes	(6,201)	22,836	(131)	660	17,164

(Loss) income from continuing operations	(9,992)	36,800	(211)	1,063	27,660
(Loss) income from discontinued operations, net of tax	—	(460)	321	—	(139)

Net (loss) income	(9,992)	36,340	110	1,063	27,521
Less: Net income attributable to noncontrolling interests	—	—	—	(139)	(139)

Net (loss) income attributable to PSI stockholders	$(9,992)	$36,340	$110	$924	$27,382

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(9,891)	$37,375	$10	$751	$28,245
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	11,850	617	(77)	12,390
Amortization of loan costs and bond premium	1,553	—	11	—	1,564
Share-based compensation	—	3,510	—	—	3,510
Change in income tax assets and liabilities	—	10,824	—	—	10,824
Loss (income) from discontinued operations, net of taxes	—	3,496	—	—	3,496
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(13,222)	(1,213)	—	(14,435)
Other current assets	—	(2,623)	3,516	—	893
Accounts payable	—	(761)	379	—	(382)
Salaries and benefits payable	—	12,411	545	—	12,956
Accrued liabilities and other liabilities	—	(587)	(2,390)	—	(2,977)

Net cash (used in) provided by continuing operating activities	(8,338)	62,273	1,475	674	56,084
Net cash used in discontinued operating activities	—	(89)	—	—	(89)

Net cash (used in) provided by operating activities	(8,338)	62,184	1,475	674	55,995
Investing activities:
Capital purchases of leasehold improvements, equipment and software	—	(29,279)	(274)	—	(29,553)
Other assets	—	156	(55)	—	101

Net cash used in continuing investing activities	—	(29,123)	(329)	—	(29,452)
Net cash used in discontinued investing activities	—	(12)	—	—	(12)

Net cash used in investing activities	—	(29,135)	(329)	—	(29,464)
Financing activities:
Principal payments on long-term debt	(1,212)	—	(110)	—	(1,322)
Payment of loan and issuance costs	(6)	—	—	—	(6)
Distributions to noncontrolling interests		—	(43)	—	(43)
Repurchase of common stock upon restricted stock vesting	(490)	—	—	—	(490)
Net transfers to and from members	8,886	(8,428)	43	(501)	—
Proceeds from exercises of common stock options	1,160	—	—	—	1,160

Net cash provided by (used in) financing activities	8,338	(8,428)	(110)	(501)	(701)

Net increase in cash and cash equivalents	—	24,621	1,036	173	25,830
Cash and cash equivalents at beginning of the period	—	2,111	4,704	—	6,815

Cash and cash equivalents at end of the period	$—	$26,732	$5,740	$173	$32,645

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(9,992)	$36,340	$110	$1,063	$27,521
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10,090	540	(77)	10,553
Amortization of loan costs and bond premium	704	—	11	—	715
Share-based compensation	—	4,819	—	—	4,819
Change in income tax assets and liabilities	—	15,908	—	—	15,908
Loss (income) from discontinued operations, net of taxes	—	460	(321)	—	139
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(9,016)	(760)	—	(9,776)
Other current assets	—	2,319	(23)	—	2,296
Accounts payable	—	(2,923)	101	—	(2,822)
Salaries and benefits payable	—	(3,190)	(201)	—	(3,391)
Accrued liabilities and other liabilities	—	(5,551)	(1,012)	—	(6,563)

Net cash (used in) provided by continuing operating activities	(9,288)	49,256	(1,555)	986	39,399
Net cash provided by discontinued operating activities	—	54	727	—	781

Net cash (used in) provided by operating activities	(9,288)	49,310	(828)	986	40,180
Investing activities:
Capital purchases of leasehold improvements,
equipment and software	—	(24,368)	—	—	(24,368)
Other assets	—	2,370	(2,528)	—	(158)

Net cash used in continuing investing activities	—	(21,998)	(2,528)	—	(24,526)
Net cash used in discontinued investing activities	—	(321)	—	—	(321)

Net cash used in investing activities	—	(22,319)	(2,528)	—	(24,847)
Financing activities:
Net increase in revolving credit facility, less acquisitions	(39,333)	—	—	—	(39,333)
Principal payments on long-term debt	(1,169)	—	(103)	—	(1,272)
Payment of loan and issuance costs	(5,363)	—	—	—	(5,363)
Repurchase of common stock upon restricted stock vesting	(953)	—	—	—	(953)
Net transfers to and from members	55,764	(54,372)	(406)	(986)	—
Proceeds from exercises of common stock options	342	—	—	—	342

Net cash provided by (used in) financing activities	9,288	(54,372)	(509)	(986)	(46,579)

Net decrease in cash and cash equivalents	—	(27,381)	(3,865)	—	(31,246)
Cash and cash equivalents at beginning of the period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of the period	$—	$12,500	$7,525	$—	$20,025

11. Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board amended guidance codified in Accounting Standards Codification 855, Subsequent Events, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. We adopted this guidance in the quarter ended March 31, 2010.
12. Contingencies and Other
We are, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, business tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010
A stockholder lawsuit and a stockholder derivative lawsuit alleging violations of federal securities laws were filed in 2009 against us and certain of our executives. We believe that the lawsuits are without merit and are defending them vigorously.
During the first quarter of 2010, we received a subpoena from the United States Department of Justice (the “DOJ”) seeking various documents relating to compensation, stock sales, option awards and option exercises for certain senior level executives and a subpoena from the DOJ seeking various other stock related documents including, but not limited to, communications with investment firms and investors. We have been cooperating, and will continue to cooperate, with the DOJ in connection with these inquiries. The outcome of the DOJ’s inquiries is uncertain, and adverse developments or outcomes can result in adverse publicity, significant expenses, monetary damages, penalties or injunctive relief.
In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.
As previously announced, a special committee of our Board of Directors was formed in response to approaches we received from third parties regarding a potential sale of Psychiatric Solutions, Inc. The special committee has retained Goldman, Sachs & Co. and Shearman & Sterling LLP as its financial and legal advisors and is considering possible responses. There can be no assurance that a sale of Psychiatric Solutions, Inc. will take place. We do not expect to make further public comments regarding these matters unless and until we enter into an agreement with respect to a sale or it is determined that a sale will not be pursued.
The reserve for professional and general liability was $24.0 million and 19.0 million as of March 31, 2010 and December 31, 2009, respectively, which is primarily due to new and existing claim developments in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (the “SEC”), as well as information included in oral statements or other written statements made, or to be made, by our senior management, contain, or will contain, disclosures that are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “project,” “continue,” “should” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of known and unknown risks, uncertainties and other factors, including those set forth below, which could significantly affect our current plans and expectations and future financial condition and results.
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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and the potential adverse impact of government investigations, liabilities and other claims asserted against us;

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on our business;

•	economic downturn resulting in efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	implementation and effect of newly-adopted federal health care legislation and potential state health care legislation;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to retain key employees who are instrumental to our operations;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our substantial indebtedness and adverse changes in credit markets impacting our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve;

•	risks that speculation about a proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of such speculation;

•	fluctuations in the market value of our common stock, including fluctuations resulting from announcements by us or our competitors of significant contracts or acquisitions or other corporate events;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.

     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
Overview
     Our business strategy is to acquire inpatient behavioral health care facilities and improve operating results within our inpatient facilities and our other behavioral health care operations. From 2001 to 2006, we acquired 74 inpatient behavioral health care facilities. During 2007, we acquired 16 inpatient behavioral health care facilities, including 15 inpatient facilities in the acquisition of Horizon Health Corporation. During 2008, we acquired five inpatient behavioral health care facilities from United Medical Corporation and opened Lincoln Prairie Behavioral Health Center, an 80-bed inpatient facility in Springfield, Illinois. During 2009, we opened Rolling Hills Hospital, an 80-bed inpatient facility in Franklin, Tennessee, acquired two inpatient behavioral health care facilities, and completed the sale of our EAP business.
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
     Income from continuing operations before income taxes increased to $51.4 million, or 10.8% of revenue, for the three months ended March 31, 2010 compared to $44.8 million, or 10.3% of revenue, for the same period of 2009 primarily as a result of a 9.6% increase in revenue. Our same-facility revenue from owned and leased inpatient facilities increased 7.0% for the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of increases in patient days and revenue per patient day of 5.9% and 1.0%, respectively. Same-facility operating margins improved for 2010 compared to 2009, primarily due to a decrease in salaries, wages and employee benefits expense as a percent of revenue to 52.7% from 54.3%, partially offset by an increase in other operating expenses as a percent of revenue to 8.7% from 8.2%. Same-facility refers to the comparison of each inpatient facility owned during 2009 with the comparable period in 2010, adjusted for closures and combinations for comparability purposes.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 93.0% and 93.1% of our total revenue for the three months ended March 31, 2010 and 2009, respectively.
Other Revenue
     Other behavioral health care services accounted for 7.0% and 6.9% of our revenue for the three months ended March 31, 2010 and 2009, respectively. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
Revenue	$475,956	100.0%	$433,930	100.0%
Salaries, wages, and employee benefits (including share-based compensation of $3,510 and $4,819 in 2010 and 2009, respectively)	259,475	54.5%	244,286	56.3%
Professional fees	44,928	9.4%	39,930	9.2%
Supplies	23,678	5.0%	22,920	5.3%
Provision for doubtful accounts	11,833	2.5%	8,462	2.0%
Other operating expenses	55,730	11.7%	46,346	10.7%
Depreciation and amortization	12,390	2.6%	10,553	2.4%
Interest expense, net	16,498	3.5%	16,609	3.8%

Income from continuing operations before income taxes	51,424	10.8%	44,824	10.3%
Provision for income taxes	19,683	4.1%	17,164	3.9%

Income from continuing operations	31,741	6.7%	27,660	6.4%
Less: Net income attributable to noncontrolling interest	(32)	0.0%	(139)	-0.1%

Income from continuing operations attributable to PSI stockholders	$31,709	6.7%	$27,521	6.3%

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009
     The following table compares key total facility statistics and same-facility statistics for the three months ended March 31, 2010 and 2009 for our owned and leased inpatient facilities:

	For the Three Months Ended March 31,		%
	2010	2009	Change
Same-facility results:
Revenue (in thousands)	$432,445	$404,003	7.0%
Admissions	47,487	43,261	9.8%
Patient days	740,145	699,233	5.9%
Average length of stay (in days)	15.6	16.2	-3.7%
Revenue per patient day	$584	$578	1.0%

Total facility results:
Revenue (in thousands)	$442,769	$404,003	9.6%
Admissions	48,805	43,261	12.8%
Patient days	752,240	699,233	7.6%
Average length of stay (in days)	15.4	16.2	-4.9%
Revenue per patient day	$589	$578	1.9%
     Revenue. Revenue from continuing operations increased $42.0 million, or 9.7%, to $476.0 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Revenue from owned and leased inpatient facilities increased $38.8 million, or 9.6%, to $442.8 million in 2010 compared to 2009. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 5.9% and revenue per patient day of 1.0% as well as revenue from two facilities acquired in 2009. Other revenue increased $3.3 million to $33.2 million in 2010 compared to $29.9 million in 2009, primarily as a result of an increase in covered lives in our managed care plan in Puerto Rico.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $259.5 million for the three months ended March 31, 2010 compared to $244.3 million for the three months ended March 31, 2009, an increase of $15.2 million, or 6.2%. SWB expense includes $3.5 million and $4.8 million of shared-based compensation expense for the quarters ended March 31, 2010 and 2009, respectively. The $1.3 million decrease in share-based compensation expense is primarily due to actual forfeitures in excess of estimated forfeitures. Based on our stock option and restricted stock grants outstanding at March 31, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $50.0 million with a weighted-average remaining amortization period of 2.8 years. Excluding share-based compensation expense, SWB expense was $256.0 million, or 53.8% of total revenue, for the three months ended March 31, 2010 compared to $239.5 million, or 55.2% of total revenue, for the three months ended March 31, 2009. SWB expense for owned and leased inpatient facilities was $233.8 million in 2010, or 52.8% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $227.9 million in 2010, or 52.7% of revenue, compared to $219.3 million in 2009, or 54.3% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of an increase in same-facility patient days of 5.9% while staffing remained relatively stable. SWB expense for other operations was $12.6 million in 2010 compared to $11.3 million in 2009. SWB expense for our corporate office was $13.1 million, including $3.5 million in share-based compensation, for 2010 compared to $14.0 million, including $4.8 million in shared-based compensation, for 2009.
     Professional fees. Professional fees were $44.9 million for the three months ended March 31, 2010, or 9.4% of total revenue, compared to $39.9 million for the three months ended March 31, 2009, or 9.2% of total revenue. Professional fees for owned and leased inpatient facilities were $40.3 million in 2010, or 9.1% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $39.7 million in 2010, or 9.2% of revenue, compared to $36.4 million in 2009, or 9.0% of revenue. Professional fees for other operations and our corporate office increased to $4.7 million in 2010 compared to $3.5 million in 2009.
     Supplies. Supplies expense was $23.7 million for the three months ended March 31, 2010, or 5.0% of total revenue, compared to $22.9 million for the three months ended March 31, 2009, or 5.3% of total revenue. Supplies expense for owned and leased inpatient facilities was $23.5 million in 2010, or 5.3% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $23.1 million in 2010, or 5.3% of revenue, compared to $22.7 million in 2009, or 5.6% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $11.8 million for the three months ended March 31, 2010, or 2.5% of total revenue, compared to $8.5 million for the three months ended March 31, 2009, or 2.0% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $55.7 million for the three months ended March 31, 2010, or 11.7% of total revenue, compared to $46.3 million for the three months ended March 31, 2009, or 10.7% of total revenue. Other operating expenses for owned and leased inpatient facilities were $38.2 million in 2010, or 8.6% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $37.4 million in 2010, or 8.7% of revenue, compared to $33.2 million in 2009, or 8.2% of revenue. This increase in other operating expenses as a percent of revenue is primarily a result of an increase in our self-insured professional and general liability insurance expense as a percent of revenue compared with 2009. Other operating expenses for other operations and our corporate office increased to $17.5 million in 2010 compared to $13.2 million in 2009 primarily as a result of additional expenses associated with an increase in covered lives in our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $12.4 million for the three months ended March 31, 2010 compared to $10.6 million for the three months ended March 31, 2009, primarily as a result of depreciation on expansion projects at existing inpatient facilities and the acquisition of two facilities in 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $16.5 million for the three months ended March 31, 2010 compared to $16.6 million for the three months ended March 31, 2009.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that own two of our inpatient behavioral health care facilities. Income attributable to noncontrolling interests represents the pro rata portion of the joint venture’s net profit belonging to the noncontrolling partners.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $3.5 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009. The $3.5 million loss in 2010 includes $2.7 million for the loss on the closure of one leased facility that was previously held for sale. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009.
Liquidity and Capital Resources
     We currently have $295.7 million available for borrowings under our $300 million revolving credit facility. Additionally, our cash flow from continuing operating activities was $56.1 million for the three months ended March 31, 2010 and we had $196.0 million of working capital at March 31, 2010. We believe that our cash flow from operations, revolving credit facility availability and working capital are sufficient to fund our known future cash requirements for operations and capital expenditures. We historically spend approximately 2% to 3% of our revenue on routine capital expenditures and currently have plans for construction projects with expected costs of approximately $54.0 million over the next twelve months, which will add approximately 300 new beds to our inpatient facilities as well as replace an existing 64-bed inpatient facility.

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
     Working capital at March 31, 2010 was $196.0 million, including cash and cash equivalents of $32.6 million, compared to working capital of $177.9 million, including cash and cash equivalents of $6.8 million, at December 31, 2009. This increase in working capital is primarily attributable to increases in cash of $25.8 million and accounts receivable of $14.4 million and a decrease in accrued interest expense of $11.4 million, offset by a decrease in income tax receivable of $8.8 million, an increase in the current portion of long-term debt of $5.6 million, and an increase in accrued salaries and benefits payable of $13.0 million. The $25.8 increase in cash and cash equivalents is primarily a result of cash provided by continuing operations of $56.1 million offset by cash used for capital expenditures of $29.6 million. The increase in accounts receivable is primarily due to a 7.0% increase in same-facility revenue. Our consolidated day’s sales outstanding were 50 and 49 at March 31, 2010 and December 31, 2009, respectively. The increase in accrued salaries and benefits payable is primarily the result of six additional days of accrued salaries at March 31, 2010 compared to December 31, 2009 due to the timing of the pay dates.
     Cash provided by continuing operating activities was $56.1 million for the three months ended March 31, 2010 compared to $39.4 million for the three months ended March 31, 2009. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results and the timing of payment dates for payroll.
     Cash used by continuing investing activities was $29.5 million for the three months ended March 31, 2010 compared to $24.5 million for the three months ended March 31, 2009. Cash used in investing activities for the three months ended March 31, 2010 primarily consisted of $29.6 million paid for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $10.8 million and $18.8 million, respectively, for the three months ended March 31, 2010. Planned capital expansion projects and the construction of new facilities are expected to add approximately 300 new beds to our inpatient facilities over the next twelve months. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of our net revenue for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2009 consisted primarily of $24.4 million in cash paid for purchases of fixed assets.
     Cash used in financing activities was $0.7 million for the three months ended March 31, 2010 compared to $46.6 million for the three months ended March 31, 2009. Cash used in financing activities for the three months ended March 31, 2009 consisted primarily of $39.3 million of payments on the balance due under our revolving credit facility and $5.4 million paid to lenders in connection with the amendment of our revolving credit facility during February 2009.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.1% at March 31, 2010	$563,938	$9,250	$554,688	$—	$—
7 3/4% Senior Subordinated Notes due July 15, 2015	582,899	—	—	—	582,899
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,741	457	1,003	1,136	30,145

	1,179,578	9,707	555,691	1,136	613,044

Lease and other obligations	79,381	13,639	18,607	12,114	35,021

Total contractual obligations	$1,258,959	$23,346	$574,298	$13,250	$648,065

(1)	Excludes capital lease obligations and other obligations of $7.0 million, which are included in lease and other obligations.

     The fair value of our 7 3/4% Notes was approximately $599.2 million and $565.2 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of our senior secured term loan facility was approximately $558.3 million and $536.6 million as of March 31, 2010 and December 31, 2009, respectively. The carrying value of our other long-term debt, including current maturities, of $39.7 million and $39.5 million at March 31, 2010 and December 31, 2009, respectively, approximated fair value. We had $563.9 million of variable rate debt outstanding under our senior secured term loan facility as of March 31, 2010. At our March 31, 2010 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.7 million.
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

GAAP requires us to make significant judgments regarding the recognition and measurement of each tax position. Changes in these judgments may materially affect the estimate of our effective tax rate and our operating results.

Share-Based Compensation

We record share-based compensation expense for the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of such awards. We utilize the Black-Scholes option pricing model to estimate the grant-date fair value of our stock options. The Black-Scholes model includes certain variables and assumptions that require judgment, such as the expected volatility of our stock price and the expected term of our stock options. Additionally, we use judgment in the estimation of forfeitures over the vesting period of share-based awards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $615.6 million of our long-term debt outstanding at March 31, 2010 was subject to a weighted-average fixed interest rate of 8.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $563.9 million outstanding at March 31, 2010 and on which interest is generally payable at LIBOR plus 1.75%.
     A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.7 million on an annual basis based upon our borrowing level at March 31, 2010. In the event we draw on our revolving credit facility and/or interest rates change significantly, we anticipate that we would take actions intended to further mitigate our exposure to such change by targeting a portion of our debt portfolio to be maintained at fixed rates and periodically entering into interest rate swap agreements. Information on quantitative and qualitative disclosure about market risk is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are, from time to time, subject to various claims and legal actions that arise in the ordinary course of our business, including claims for damages for personal injuries, medical malpractice, breach of contract, business tort and employment related claims. In these actions, plaintiffs request a variety of damages, including, in some instances, punitive and other types of damages that may not be covered by insurance.

     A stockholder lawsuit and a stockholder derivative lawsuit alleging violations of federal securities laws were filed in 2009 against us and certain of our executives. We believe that the lawsuits are without merit and are defending them vigorously.
     During the first quarter of 2010, we received a subpoena from the United States Department of Justice (the “DOJ”) seeking various documents relating to compensation, stock sales, option awards and option exercises for certain senior level executives and a subpoena from the DOJ seeking various other stock related documents including, but not limited to, communications with investment firms and investors. We have been cooperating, and will continue to cooperate, with the DOJ in connection with these inquiries. The outcome of the DOJ’s inquiries is uncertain, and adverse developments or outcomes can result in adverse publicity, significant expenses, monetary damages, penalties or injunctive relief.
     In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following risk factor:
We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law by President Obama. The Affordable Care Act is intended to increase the number of insured U.S. citizens through a combination of private sector health insurance reforms and the expansion of public programs. Substantially all of the funding for the expanded coverage is intended to be derived through provisions in the law that are designated to lower health care costs, including, among other things, reducing Medicare and Medicaid payments to health care facilities and other providers, implementing the use of value and quality-based purchasing programs by the Medicare program, and expanding the use of recovery audit contractors to the Medicaid program. The Affordable Care Act also contains substantial revisions to federal health care fraud and abuse laws that both expand the scope of activities a provider may potentially face sanction for and lower the government’s burden of proof to impose such sanctions. Because of the complexity of the Affordable Care Act and the fact that a number of its provisions do not take effect until 2013 or later, it is difficult to predict the impact that the Affordable Care Act will have on our facilities. However, depending on how the Affordable Care Act is ultimately implemented by regulation and interpreted by the courts, the Affordable Care Act could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchase of common stock during the first quarter of 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased (1)	Paid Per Share	Programs	Programs
January 1, 2010 through January 31, 2010	—	$—	N/A	N/A
February 1, 2010 through February 28, 2010	22,399	21.86	N/A	N/A
March 1, 2010 through March 31, 2010	—	—	N/A	N/A
Total	22,399	$21.86	N/A	N/A

(1)	All of the shares were surrendered by our employees in satisfaction of the employees’ tax liabilities related to the vesting of restricted stock. The surrender of shares by our employees was made in accordance with the terms of restricted stock agreements between the employees and us and did not involve any payments by us. We currently do not have a stock repurchase program.

Item 6.	Exhibits.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 6, 2007).

10.1	Amendment to Employment Agreement, dated April 15, 2010, by and between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 20, 2010).

10.2	Form of Change in Control Severance Agreement, dated April 15, 2010, by and between certain of the Company’s officers and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2010).

10.3	Psychiatric Solutions, Inc. 2010 Cash Bonus Plans (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed on April 1, 2010).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: May 10, 2010