Form 10-Q
period 2010-06-30
PSYCHIATRIC SOLUTIONS INC
filed 2010-08-04
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 2, 2010, 57,239,027 shares of the registrant’s common stock were outstanding.

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	1
Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 6. Exhibits	27

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$49,698	$6,815
Accounts receivable, less allowance for doubtful accounts of $56,120 and $51,894, respectively	254,412	249,439
Other current assets	85,760	105,166

Total current assets	389,870	361,420
Property and equipment, net of accumulated depreciation	965,833	931,730
Cost in excess of net assets acquired	1,153,111	1,153,111
Other assets	58,959	60,979

Total assets	$2,567,773	$2,507,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,057	$35,397
Salaries and benefits payable	100,101	81,129
Other accrued liabilities	74,304	62,036
Current portion of long-term debt	4,742	4,940

Total current liabilities	220,204	183,502
Long-term debt, less current portion	1,125,625	1,182,139
Deferred tax liability	82,260	81,137
Other liabilities	32,932	25,790

Total liabilities	1,461,021	1,472,568
Redeemable noncontrolling interests	4,336	4,337
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 57,237 and 56,226 issued and outstanding, respectively	572	562
Additional paid-in capital	636,214	627,476
Retained earnings	465,630	402,297

Total stockholders’ equity	1,102,416	1,030,335

Total liabilities and stockholders’ equity	$2,567,773	$2,507,240

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$502,694	$455,287	$978,650	$889,217

Salaries, wages and employee benefits (including share-based compensation of $4,282, $4,457, $7,792 and $9,276 for the respective three and six month periods in 2010 and 2009)	263,298	249,904	522,773	494,190
Professional fees	50,718	42,362	95,646	82,292
Supplies	24,304	23,492	47,982	46,412
Rentals and leases	4,843	5,049	9,678	10,129
Other operating expenses	56,316	40,821	107,211	82,087
Provision for doubtful accounts	10,104	8,290	21,937	16,752
Depreciation and amortization	12,879	10,915	25,269	21,468
Interest expense	16,553	18,103	33,051	34,712

	439,015	398,936	863,547	788,042

Income from continuing operations before income taxes	63,679	56,351	115,103	101,175
Provision for income taxes	24,612	21,565	44,295	38,729

Income from continuing operations	39,067	34,786	70,808	62,446
Loss from discontinued operations, net of income tax benefit of $2,204, $155, $4,033 and $303 for the respective three and six month periods of 2010 and 2009	(3,929)	(172)	(7,425)	(311)

Net income	35,138	34,614	63,383	62,135
Less: Net income attributable to noncontrolling interests	(18)	(206)	(50)	(345)

Net income attributable to PSI stockholders	$35,120	$34,408	$63,333	$61,790

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.70	$0.62	$1.27	$1.12
Loss from discontinued operations, net of taxes	(0.07)	—	(0.14)	(0.01)

Net income attributable to PSI stockholders	$0.63	$0.62	$1.13	$1.11

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.69	$0.62	$1.25	$1.11
Loss from discontinued operations, net of taxes	(0.07)	—	(0.13)	(0.01)

Net income attributable to PSI stockholders	$0.62	$0.62	$1.12	$1.10

Shares used in computing per share amounts:
Basic	55,889	55,559	55,802	55,531
Diluted	56,995	55,921	56,691	55,948

Amounts attributable to PSI stockholders:
Income from continuing operations	$39,049	$34,580	$70,758	$62,101
Loss from discontinued operations, net of taxes	(3,929)	(172)	(7,425)	(311)

Net income	$35,120	$34,408	$63,333	$61,790

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$63,383	$62,135
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	25,269	21,468
Amortization of loan costs and bond discount/premium	3,136	2,034
Share-based compensation	7,792	9,276
Change in income tax assets and liabilities	15,849	21,579
Loss from discontinued operations, net of taxes	7,425	311
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,973)	(2,125)
Other current assets	1,180	547
Accounts payable	7,586	(2,646)
Salaries and benefits payable	18,972	2,848
Accrued liabilities and other liabilities	9,542	2,681

Net cash provided by continuing operating activities	155,161	118,108
Net cash provided by discontinued operating activities	1,656	142

Net cash provided by operating activities	156,817	118,250

Investing activities:
Cash paid for real estate acquisitions	—	(18,996)
Capital purchases of leasehold improvements, equipment and software	(57,605)	(62,141)
Other assets	(112)	430

Net cash used in continuing investing activities	(57,717)	(80,707)
Net cash used in discontinued investing activities	(12)	(499)

Net cash used in investing activities	(57,729)	(81,206)

Financing activities:
Net decrease in revolving credit facility	—	(169,333)
Borrowings on long-term debt	—	106,500
Principal payments on long-term debt	(57,999)	(2,553)
Payment of loan and issuance costs	(22)	(8,110)
Distributions to noncontrolling interests	(51)	—
Repurchase of common stock upon restricted stock vesting	(490)	(953)
Proceeds from exercises of common stock options	2,357	390

Net cash used in financing activities	(56,205)	(74,059)

Net increase (decrease) in cash	42,883	(37,015)
Cash and cash equivalents at beginning of the period	6,815	51,271

Cash and cash equivalents at end of the period	$49,698	$14,256

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
1. Recent Developments
On May 16, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation (“UHS”), and Olympus Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of UHS (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of UHS (the “Merger”).
At the effective time of the Merger, each outstanding share of our common stock (the “Common Stock”), other than shares held in our treasury or owned by UHS or Merger Sub, or owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $33.75 in cash, without interest (the “Merger Consideration”), or an aggregate of approximately $2.0 billion. Including the assumption of approximately $1.1 billion in net debt, the total transaction consideration is approximately $3.1 billion.
We made customary representations, warranties and covenants in the Merger Agreement. We are subject to a “no-shop” restriction on our ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows us to provide information and participate in discussions with respect to third party proposals submitted after the date of the Merger Agreement if our Board of Directors (acting through the special committee of the Board of Directors (the “Special Committee”) or otherwise) determines in good faith (after consultation with its advisors) that such proposal is, or could reasonably be expected to result in, a “superior proposal,” as defined in the Merger Agreement, and that failure to take such actions would be inconsistent with our Board of Director’s fiduciary duties.
The Merger Agreement contains termination rights, including if our Board of Directors (or the Special Committee) changes its recommendation to our stockholders if the failure to do so would be inconsistent with its fiduciary duties under applicable law, and provides that, upon the termination of the Merger Agreement, under specified circumstances, we will be required to reimburse UHS for its transaction expenses and that, under specified circumstances, we will be required to pay UHS a termination fee of $71.5 million.
The parties to the Merger Agreement are entitled to specific performance of the terms and provisions of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including adoption of the Merger Agreement by our stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and other customary closing conditions. On July 28, 2010, PSI and UHS each received a Request for Additional Information (“Second Request”) from the Federal Trade Commission (“FTC”) in connection with their filings under the HSR Act. The Second Request has the effect of extending the waiting period for an additional 30 calendar days from the date of both the parties’ substantial compliance with the request, unless the waiting period is terminated sooner by the FTC or voluntarily extended by the parties. The parties expect to close the transaction during the fourth quarter of 2010. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 3.3% of net revenue for the six months ended June 30, 2010, which includes approximately $6.4 million in costs related to our agreement to be acquired by UHS. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$39,049	$34,580	$70,758	$62,101
Loss from discontinued operations, net of taxes	(3,929)	(172)	(7,425)	(311)

Net income attributable to PSI stockholders	$35,120	$34,408	$63,333	$61,790

Denominator:
Weighted average shares outstanding for basic earnings per share	55,889	55,559	55,802	55,531
Effects of dilutive stock options and restriced stock outstanding	1,106	362	889	417

Shares used in computing diluted earnings per common share	56,995	55,921	56,691	55,948

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.70	$0.62	$1.27	$1.12
Loss from discontinued operations, net of taxes	(0.07)	—	(0.14)	(0.01)

Net income attributable to PSI stockholders	$0.63	$0.62	$1.13	$1.11

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.69	$0.62	$1.25	$1.11
Loss from discontinued operations, net of taxes	(0.07)	—	(0.13)	(0.01)

Net income attributable to PSI stockholders	$0.62	$0.62	$1.12	$1.10

4. Share-Based Compensation
We recognized $4.3 million and $4.5 million in share-based compensation expense for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.7 million of related income tax benefit in each period. We recognized $7.8 million and $9.3 million in share-based compensation expense and approximately $3.0 million and $3.6 million of related income tax benefit for the six months ended June 30, 2010 and 2009, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.05 per share for each of the three month periods ended June 30, 2010 and 2009. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.08 and $0.10 per share for the six months ended June 30, 2010 and 2009, respectively.
Based on our stock option and restricted stock grants outstanding at June 30, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $44.8 million with a weighted average remaining life of 2.7 years.
Employees and non-employee members of our Board of Directors exercised 130,320 stock options during the six months ended June 30, 2010. Also during 2010, 189,799 shares of restricted stock vested and 22,399 of those shares were surrendered by our employees and cancelled in satisfaction of the employees’ related tax liabilities. The total intrinsic value, which represents the difference between the underlying stock’s market price and the share-based award’s exercise price, of options exercised and restricted stock vested during the six months ended June 30, 2010 and 2009 was approximately $5.5 million and $3.9 million, respectively.
We granted 842,750 stock options to employees during the six months ended June 30, 2010. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $7.92.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
We granted 915,200 shares of restricted stock to employees and non-employee members of our Board of Directors during the six months ended June 30, 2010. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $21.24 per share.
5. Acquisitions
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
The balance of cost in excess of net assets acquired (goodwill) was approximately $1.2 billion as of June 30, 2010 and December 31, 2009.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior credit facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.2% and 2.0% at June 30, 2010 and December 31, 2009, respectively	$507,593	$564,875
7 3/4% Notes	583,139	582,666
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,629	32,850
Other	7,006	6,688

	1,130,367	1,187,079
Less current portion	4,742	4,940

Long-term debt	$1,125,625	$1,182,139

Senior Credit Facility
Our Senior Credit Facility (the “Credit Agreement”) includes a $300 million revolving line of credit facility administered by Bank of America, N.A. and a $575 million senior secured term loan facility administered by Citicorp North America, Inc. During 2009, our revolving credit facility was amended to extend the maturity to December 31, 2011. Quarterly principal payments of $0.8 million are due on our senior secured term loan facility and the balance of our senior secured term loan facility is payable in full on July 1, 2012.
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At June 30, 2010, we had no borrowings outstanding and $295.7 million available for future borrowings under the revolving credit facility. Until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. On June 30, 2010, we made a $50.0 million optional repayment under the senior secured term loan facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $1.1 million for the six months ended June 30, 2010.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of June 30, 2010, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
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
Mortgage Loans
At June 30, 2010, we had approximately $32.6 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $59.3 million at June 30, 2010.
7. Income Taxes
The provision for income taxes for continuing operations for the six months ended June 30, 2010 and 2009 reflects an effective tax rate of approximately 38.5% and 38.3%, respectively.
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
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$—	$18,278	$2,446	$36,709

Operating expenses	2,530	18,605	7,663	37,323
Loss on disposal	3,603	—	6,241	—

	6,133	18,605	13,904	37,323

Loss from discontinued operations before income taxes	(6,133)	(327)	(11,458)	(614)
Income tax benefit	(2,204)	(155)	(4,033)	(303)

Loss from discontinued operations, net of income taxes	$(3,929)	$(172)	$(7,425)	$(311)

9. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our chief operating decision maker regularly reviews the operating results of our inpatient facilities on a combined basis, which represent more than 90% of our consolidated revenue. As of June 30, 2010, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 85 owned and 8 leased inpatient facilities in 32 states, Puerto Rico and the U.S. Virgin

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations. In the second quarter of 2010 we recognized approximately $12.1 million in revenue received by our Mississippi facilities from the Medicare/Medicaid Upper Payment Limits Program for the twelve months ended June 30, 2010. The additional UPL Program revenue was partially offset by additional taxes of approximately $7.0 million paid under the Mississippi Hospital Assessment Program in the second quarter of 2010.
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
Three Months Ended June 30, 2010

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$467,119	$35,575	$—	$502,694

Adjusted EBITDA	$112,015	$4,048	$(18,688)	$97,375
Interest expense	7,156	81	9,316	16,553
Provision for income taxes	—	—	24,612	24,612
Depreciation and amortization	11,417	1,036	426	12,879
Inter-segment expenses	13,512	1,172	(14,684)	—
Other expenses:
Share-based compensation	—	—	4,282	4,282

Total other expenses	—	—	4,282	4,282

Income (loss) from continuing operations attributable to PSI stockholders	$79,930	$1,759	$(42,640)	$39,049

Total assets	$2,380,683	$59,676	$127,414	$2,567,773

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Three Months Ended June 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$423,889	$31,398	$—	$455,287

Adjusted EBITDA	$97,211	$4,007	$(11,598)	$89,620
Interest expense	7,139	(496)	11,460	18,103
Provision for income taxes	—	—	21,565	21,565
Depreciation and amortization	9,410	1,103	402	10,915
Inter-segment expenses	14,454	1,265	(15,719)	—
Other expenses:
Share-based compensation	—	—	4,457	4,457

Total other expenses	—	—	4,457	4,457

Income (loss) from continuing operations attributable to PSI stockholders	$66,208	$2,135	$(33,763)	$34,580

Total assets	$2,263,324	$59,079	$185,696	$2,508,099

Six Months Ended June 30, 2010

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$909,888	$68,762	$—	$978,650

Adjusted EBITDA	$207,064	$6,283	$(32,182)	$181,165
Interest expense	14,364	160	18,527	33,051
Provision for income taxes	—	—	44,295	44,295
Depreciation and amortization	22,338	2,087	844	25,269
Inter-segment expenses	26,981	2,383	(29,364)	—
Other expenses:
Share-based compensation	—	—	7,792	7,792

Total other expenses	—	—	7,792	7,792

Income (loss) from continuing operations attributable to PSI stockholders	$143,381	$1,653	$(74,276)	$70,758

Total assets	$2,380,683	$59,676	$127,414	$2,567,773

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Six Months Ended June 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$827,892	$61,325	$—	$889,217

Adjusted EBITDA	$181,274	$9,043	$(24,031)	$166,286
Interest expense	14,234	(944)	21,422	34,712
Provision for income taxes	—	—	38,729	38,729
Depreciation and amortization	18,429	2,246	793	21,468
Inter-segment expenses	31,661	2,811	(34,472)	—
Other expenses:
Share-based compensation	—	—	9,276	9,276

Total other expenses	—	—	9,276	9,276

Income (loss) from continuing operations attributable to PSI stockholders	$116,950	$4,930	$(59,779)	$62,101

Total assets	$2,263,324	$59,079	$185,696	$2,508,099

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Condensed Consolidating Balance Sheet
As of June 30, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$29,788	$19,910	$—	$49,698
Accounts receivable, net	—	245,704	8,776	(68)	254,412
Other current assets	—	84,844	7,933	(7,017)	85,760

Total current assets	—	360,336	36,619	(7,085)	389,870
Property and equipment, net of accumulated depreciation	—	912,987	61,905	(9,059)	965,833
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,422,039	(302,592)	(15,829)	(1,103,618)	—
Other assets	14,901	38,286	25,423	(19,651)	58,959

Total assets	$1,436,940	$2,162,128	$108,118	$(1,139,413)	$2,567,773

Current liabilities:
Accounts payable	$—	$39,868	$1,257	$(68)	$41,057
Salaries and benefits payable	—	98,122	1,979	—	100,101
Other accrued liabilities	29,368	43,637	8,764	(7,465)	74,304
Current portion of long-term debt	4,278	—	464	—	4,742

Total current liabilities	33,646	181,627	12,464	(7,533)	220,204
Long-term debt, less current portion	1,093,460	—	32,165	—	1,125,625
Deferred tax liability	—	82,260	—	—	82,260
Other liabilities	4,146	(771)	37,333	(7,776)	32,932

Total liabilities	1,131,252	263,116	81,962	(15,309)	1,461,021
Redeemable noncontrolling interests	—	—	—	4,336	4,336
Total stockholders’ equity	305,688	1,899,012	26,156	(1,128,440)	1,102,416

Total liabilities and stockholders’ equity	$1,436,940	$2,162,128	$108,118	$(1,139,413)	$2,567,773

Condensed Consolidating Balance Sheet
As of December 31, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$2,111	$4,704	$—	$6,815
Accounts receivable, net	—	241,211	8,296	(68)	249,439
Other current assets	—	90,259	16,284	(1,377)	105,166

Total current assets	—	333,581	29,284	(1,445)	361,420
Property and equipment, net of accumulated depreciation	—	879,453	61,491	(9,214)	931,730
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,486,852	(368,332)	(16,964)	(1,101,556)	—
Other assets	17,536	37,420	25,372	(19,349)	60,979

Total assets	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

Current liabilities:
Accounts payable	$—	$34,467	$998	$(68)	$35,397
Salaries and benefits payable	—	80,255	874	—	81,129
Other accrued liabilities	28,901	32,783	1,610	(1,258)	62,036
Current portion of long-term debt	4,490	—	450	—	4,940

Total current liabilities	33,391	147,505	3,932	(1,326)	183,502
Long-term debt, less current portion	1,149,738	—	32,401	—	1,182,139
Deferred tax liability	—	81,137	—	—	81,137
Other liabilities	127	(6,324)	36,069	(4,082)	25,790

Total liabilities	1,183,256	222,318	72,402	(5,408)	1,472,568
Redeemable noncontrolling interests	—	—	—	4,337	4,337
Total stockholders’ equity	321,132	1,812,915	26,781	(1,130,493)	1,030,335

Total liabilities and stockholders’ equity	$1,504,388	$2,035,233	$99,183	$(1,131,564)	$2,507,240

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2010
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$491,486	$15,328	$(4,120)	$502,694
Salaries, wages and employee benefits	—	256,559	6,739	—	263,298
Professional fees	—	49,371	1,737	(390)	50,718
Supplies	—	23,666	638	—	24,304
Rentals and leases	—	5,855	148	(1,160)	4,843
Other operating expenses	—	55,325	5,684	(4,693)	56,316
Provision for doubtful accounts	—	9,856	248	—	10,104
Depreciation and amortization	—	12,288	668	(77)	12,879
Interest expense	16,055	—	498	—	16,553

	16,055	412,920	16,360	(6,320)	439,015
(Loss) income from continuing operations before income taxes	(16,055)	78,566	(1,032)	2,200	63,679
(Benefit from) provision for income taxes	(6,205)	30,366	(399)	850	24,612

(Loss) income from continuing operations	(9,850)	48,200	(633)	1,350	39,067
(Loss) income from discontinued operations, net of tax	—	(3,929)	—	—	(3,929)

Net (loss) income	(9,850)	44,271	(633)	1,350	35,138
Less: Net income attributable to noncontrolling interests	—	—	—	(18)	(18)

Net (loss) income attributable to PSI stockholders	$(9,850)	$44,271	$(633)	$1,332	$35,120

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$444,807	$13,417	$(2,937)	$455,287
Salaries, wages and employee benefits	—	243,565	6,339	—	249,904
Professional fees	—	41,345	2,700	(1,683)	42,362
Supplies	—	22,892	600	—	23,492
Rentals and leases	—	6,069	24	(1,044)	5,049
Other operating expenses	—	39,936	2,460	(1,575)	40,821
Provision for doubtful accounts	—	8,104	186	—	8,290
Depreciation and amortization	—	10,451	541	(77)	10,915
Interest expense	17,672	—	432	(1)	18,103

	17,672	372,362	13,282	(4,380)	398,936
(Loss) income from continuing operations before income taxes	(17,672)	72,445	135	1,443	56,351
(Benefit from) provision for income taxes	(6,763)	27,724	52	552	21,565

(Loss) income from continuing operations	(10,909)	44,721	83	891	34,786
(Loss) income from discontinued operations, net of tax	—	(407)	235	—	(172)

Net (loss) income	(10,909)	44,314	318	891	34,614
Less: Net income attributable to noncontrolling interests	—	—	—	(206)	(206)

Net (loss) income attributable to PSI stockholders	$(10,909)	$44,314	$318	$685	$34,408

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2010
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$956,341	$27,871	$(5,562)	$978,650
Salaries, wages and employee benefits	—	509,654	13,119	—	522,773
Professional fees	—	93,154	3,471	(979)	95,646
Supplies	—	46,676	1,306	—	47,982
Rentals and leases	—	11,768	294	(2,384)	9,678
Other operating expenses	—	104,998	7,676	(5,463)	107,211
Provision for doubtful accounts	—	21,171	766	—	21,937
Depreciation and amortization	—	24,139	1,285	(155)	25,269
Interest expense	32,081	—	970	—	33,051

	32,081	811,560	28,887	(8,981)	863,547
(Loss) income from continuing operations before income taxes	(32,081)	144,781	(1,016)	3,419	115,103
(Benefit from) provision for income taxes	(12,346)	55,716	(391)	1,316	44,295

(Loss) income from continuing operations	(19,735)	89,065	(625)	2,103	70,808
(Loss) income from discontinued operations, net of tax	—	(7,425)	—	—	(7,425)

Net (loss) income	(19,735)	81,640	(625)	2,103	63,383
Less: Net income attributable to noncontrolling interests	—	—	—	(50)	(50)

Net (loss) income attributable to PSI stockholders	$(19,735)	$81,640	$(625)	$2,053	$63,333

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$868,392	$25,056	$(4,231)	$889,217
Salaries, wages and employee benefits	—	481,391	12,799	—	494,190
Professional fees	—	80,469	4,786	(2,963)	82,292
Supplies	—	45,239	1,173	—	46,412
Rentals and leases	—	12,198	48	(2,117)	10,129
Other operating expenses	—	80,171	4,078	(2,162)	82,087
Provision for doubtful accounts	—	16,303	449	—	16,752
Depreciation and amortization	—	20,542	1,081	(155)	21,468
Interest expense	33,864	—	849	(1)	34,712

	33,864	736,313	25,263	(7,398)	788,042
(Loss) income from continuing operations before income taxes	(33,864)	132,079	(207)	3,167	101,175
(Benefit from) provision for income taxes	(12,963)	50,559	(79)	1,212	38,729

(Loss) income from continuing operations	(20,901)	81,520	(128)	1,955	62,446
(Loss) income from discontinued operations, net of tax	—	(867)	556	—	(311)

Net (loss) income	(20,901)	80,653	428	1,955	62,135
Less: Net income attributable to noncontrolling interests	—	—	—	(345)	(345)

Net (loss) income attributable to PSI stockholders	$(20,901)	$80,653	$428	$1,610	$61,790

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(19,735)	$81,640	$(625)	$2,103	$63,383
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	24,139	1,285	(155)	25,269
Amortization of loan costs and bond premium	3,114	—	22	—	3,136
Share-based compensation	—	7,792	—	—	7,792
Change in income tax assets and liabilities	—	15,849	—	—	15,849
Loss from discontinued operations, net of taxes	—	7,425	—	—	7,425
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(4,493)	(480)	—	(4,973)
Other current assets	—	(7,171)	8,351	—	1,180
Accounts payable	—	7,327	259	—	7,586
Salaries and benefits payable	—	17,867	1,105	—	18,972
Accrued liabilities and other liabilities	—	1,124	8,418	—	9,542

Net cash (used in) provided by continuing operating activities	(16,621)	151,499	18,335	1,948	155,161
Net cash provided by discontinued operating activities	—	1,656	—	—	1,656

Net cash (used in) provided by operating activities	(16,621)	153,155	18,335	1,948	156,817
Investing activities:
Capital purchases of leasehold improvements, equipment and software	—	(55,906)	(1,699)	—	(57,605)
Other assets	—	2,024	(2,136)	—	(112)

Net cash used in continuing investing activities	—	(53,882)	(3,835)	—	(57,717)
Net cash used in discontinued investing activities	—	(12)	—	—	(12)

Net cash used in investing activities	—	(53,894)	(3,835)	—	(57,729)
Financing activities:
Principal payments on long-term debt	(57,777)	—	(222)	—	(57,999)
Payment of loan and issuance costs	(22)	—	—	—	(22)
Distributions to noncontrolling interests	(51)	—	—	—	(51)
Repurchase of common stock upon restricted stock vesting	(490)	—	—	—	(490)
Net transfers to and from members	72,604	(71,584)	928	(1,948)	—
Proceeds from exercises of common stock options	2,357	—	—	—	2,357

Net cash provided by (used in) financing activities	16,621	(71,584)	706	(1,948)	(56,205)

Net increase in cash and cash equivalents	—	27,677	15,206	—	42,883
Cash and cash equivalents at beginning of the period	—	2,111	4,704	—	6,815

Cash and cash equivalents at end of the period	$—	$29,788	$19,910	$—	$49,698

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(Dollars in thousands)

		Combined			Total
		Subsidiary	Combined Non-	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(20,901)	$80,653	$428	$1,955	$62,135
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	20,542	1,081	(155)	21,468
Amortization of loan costs and bond premium	2,012	—	22	—	2,034
Share-based compensation	—	9,276	—	—	9,276
Change in income tax assets and liabilities	—	21,579	—	—	21,579
Loss (income) from discontinued operations, net of taxes	—	867	(556)	—	311
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(1,703)	(422)	—	(2,125)
Other current assets	—	2,865	(2,318)	—	547
Accounts payable	—	(2,903)	257	—	(2,646)
Salaries and benefits payable	—	2,613	235	—	2,848
Accrued liabilities and other liabilities	—	(1,278)	3,959	—	2,681

Net cash (used in) provided by continuing operating activities	(18,889)	132,511	2,686	1,800	118,108
Net cash provided by discontinued operating activities	—	142	—	—	142

Net cash (used in) provided by operating activities	(18,889)	132,653	2,686	1,800	118,250
Investing activities:
Cash paid for real estate acquisitions	—	(18,996)	—	—	(18,996)
Capital purchases of leasehold improvements, equipment and software	—	(62,428)	287	—	(62,141)
Other assets	—	4,189	(3,759)	—	430

Net cash used in continuing investing activities	—	(77,235)	(3,472)	—	(80,707)
Net cash used in discontinued investing activities	—	(499)	—	—	(499)

Net cash used in investing activities	—	(77,734)	(3,472)	—	(81,206)
Financing activities:
Net increase in revolving credit facility, less acquisitions	(169,333)	—	—	—	(169,333)
Principal payments on long-term debt	106,708	—	(208)	—	106,500
Payment of loan and issuance costs	(2,553)	—	—	—	(2,553)
Repurchase of common stock upon restricted stock vesting	(8,110)	—	—	—	(8,110)
Net transfers to and from members	91,787	(91,507)	567	(1,800)	(953)
Proceeds from exercises of common stock options	390	—	—	—	390

Net cash provided by (used in) financing activities	18,889	(91,507)	359	(1,800)	(74,059)

Net decrease in cash and cash equivalents	—	(36,588)	(427)	—	(37,015)
Cash and cash equivalents at beginning of the period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of the period	$—	$3,293	$10,963	$—	$14,256

11. Contingencies and Other
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
Litigation Related to the Merger
Seven putative class action complaints were filed on behalf of alleged public stockholders of the Company. Two of the lawsuits, Carpenters Pension Fund of West Virginia v. Psychiatric Solutions, Inc., et al., Case No. 38359, and Pedric v. Psychiatric Solutions, Inc., et al., Case No. 38391, were filed in the Chancery Court for Williamson County, Tennessee. One of the lawsuits, Smith v. Psychiatric Solutions, Inc., et al., Case No. 10-862-II, was filed in the Chancery Court for Davidson County, Tennessee. The Smith case was transferred to Williamson County. Another three lawsuits, Oklahoma Police Pension and Retirement System v. Jacobs, et al., Case No. CA 5514, City of Miami Police Relief and Pension Fund v. Jacobs, et al., Case No. 5515, and Plumbers & Pipefitters, Local 152 Pension Fund v. Psychiatric Solutions, Inc., et al., Case No. 5532, were filed in the Court of Chancery for the State of Delaware. A seventh lawsuit, Rosinek v. Psychiatric Solutions, Inc., et al., Case No. 3:10-cv-00534, was filed in the United States District Court for the Middle District of Tennessee. The defendants generally include us, members of our board of directors and, in certain of the

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010
cases, our officers. UHS and/or its affiliates are named as defendants in some of the lawsuits. The lawsuits allege, among other things, that our directors breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value. The lawsuits also allege that our directors have put their personal interests ahead of those of our stockholders, including by approving the Merger to extinguish any personal liability they could suffer from previously asserted derivative claims related to, among other things, violations of fiduciary duties and federal securities laws and also by negotiating a Merger Agreement that includes broad director and officer insurance and indemnification provisions protecting them against civil and criminal claims for six years from the date of the Merger Agreement. Certain of the lawsuits allege that various individual defendants will receive improper change of control payments and Merger Consideration in connection with equity awards that plaintiffs contend were improper. Certain of the lawsuits also allege that we and UHS aided and abetted the various breaches of fiduciary duty. Certain of the lawsuits also allege that various individual defendants caused us to issue a proxy statement containing materially false and misleading statements and omissions in connection with our 2010 annual stockholder meeting. Among other things, the lawsuits seek to enjoin us and our directors from consummating the Merger and also seek rescission of the allegedly improper equity awards. The three Delaware cases were consolidated and set for trial beginning on August 5, 2010. The three Tennessee state court cases were consolidated in Williamson County, and then stayed in favor of the consolidated Delaware action by agreed order of the Williamson County court
After substantially completing fact discovery in the consolidated Delaware action, without admitting liability on the part of any of the defendants, the parties to the consolidated Delaware action and the consolidated Tennessee state court action have agreed in principle to terms of settlement as follows: (1) requiring additional disclosures in the proxy statement to be delivered to stockholders in connection with the Special Meeting called to vote on the Merger regarding, among other things, the background of and negotiations relating to the Merger, the Executive Performance Incentive Plan, the amendment to our 2009 Long-Term Equity Compensation Plan and adoption of the 2010 Long-Term Equity Compensation Plan, the circumstances surrounding our compensation committee’s approval of equity and restricted stock grants in February 2010, and the financial disclosures relating to the transaction, including the discounted cash flow and other analyses performed by Goldman Sachs & Co.; (2) allowing our stockholders to revote on the proposal to amend the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Common Stock subject to grant under the Equity Incentive Plan by 900,000 and to restrict the repricing of options, which was approved by our stockholders at our annual meeting of stockholders in May 2010; (3) requiring the release by the class of stockholders entitled to vote on the Merger of any and all claims that have been or could have been made against any of the defendants relating to the Merger, the disclosures made by or on behalf of us through and including consummation of the Merger, and the compensation received by any defendant through and including the consummation of the Merger; and (4) requiring us to pay plaintiffs’ reasonable attorneys’ fees and expenses in the amounts ordered by the courts. The settlements in those actions are subject to court approval, which has not yet been obtained. The settlement will not affect the form or amount of the consideration to be received by our stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned lawsuits or that they have engaged in any wrongdoing. The defendants have entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
The Rosinek case remains pending in the United States District Court in Tennessee, but a motion has been filed asking the court to stay that proceeding in favor of the consolidated Delaware action. We believe that the claims asserted in the Rosinek case are without merit and intend to defend the suit vigorously.
Other Litigation
In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.
The reserve for professional and general liability was $25.7 million and $19.0 million as of June 30, 2010 and December 31, 2009, respectively, which is primarily due to new and existing claim developments in 2010.

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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger Agreement or other matters;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the merger, including the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the failure of UHS to obtain the necessary debt financing to consummate the Merger;

•	the failure of the Merger to close for any other reason;

•	risks that the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the effect of the pending Merger on our physician and patient relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of the debt financing that will be obtained for the Merger;

•	the Merger Agreement restricts our ability to take certain actions without UHS’ approval, including making acquisitions, dispositions, investments or capital expenditures and entering into or amending material contracts;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and the potential adverse impact of government investigations, liabilities and other claims asserted against us;

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on our business;

•	economic downturn resulting in efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	implementation and effect of newly-adopted federal health care legislation and potential state health care legislation;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our substantial indebtedness and adverse changes in credit markets impacting our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve;

•	fluctuations in the market value of our common stock, including fluctuations resulting from announcements by us of significant corporate events;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
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
     Income from continuing operations before income taxes increased to $63.7 million and $115.1 million, or 12.7% and 11.8% of revenue, for the three and six months ended June 30, 2010, respectively, compared to $56.4 million and $101.2 million, or 12.3% and 11.3% of revenue, for the same periods of 2009, respectively, primarily as a result of a 10.2% and 9.9% increase in revenue from owned and leased inpatient facilities, respectively. Our same-facility revenue from owned and leased inpatient facilities increased 7.7% and 7.4% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of increases in patient days of 4.2% and 5.0% and revenue per patient day of 3.3% and 2.2%, respectively. The increase in revenue per patient day was positively impacted by approximately $12.1 million received by our Mississippi facilities in the second quarter of 2010 from the Medicare/Medicaid Upper Payment Limits (“UPL”) Program for the twelve months ended June 30, 2010. The additional UPL Program revenue was partially offset by additional taxes of approximately $7.0 million paid under the Mississippi Hospital Assessment Program in the second quarter of 2010. Same-facility operating margins improved for the three and six months ended June 30, 2010 compared to the same periods of 2009, primarily due to the increase in revenue and a decrease in salaries, wages and employee benefits expense as a percent of revenue to 50.7% and 51.7% from 53.0% and 53.6%, respectively, partially offset by $6.4 million of transaction fees incurred as a result of the proposed Merger and an increase in other operating expenses as a percent of revenue to 9.2% and 8.9% from 7.5% and 7.9%, respectively. Same-facility growth refers to the comparison of each inpatient facility owned during 2009 with the comparable period in 2010, adjusted for closures and combinations for comparability purposes.
Proposed Merger
     On May 16, 2010, we entered into the Merger Agreement with UHS and Merger Sub, a Delaware corporation and a wholly-owned subsidiary of UHS. Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of UHS.
     At the effective time of the Merger, each outstanding share of our Common Stock, other than shares held in our treasury or owned by UHS or Merger Sub, or owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $33.75 in cash, without interest, or an aggregate of approximately $2.0 billion. Including the assumption of approximately $1.1 billion in net debt, the total transaction consideration is approximately $3.1 billion.
     We made customary representations, warranties and covenants in the Merger Agreement. We are subject to a “no-shop” restriction on our ability to solicit third-party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows us to provide information and participate in discussions with respect to third party proposals submitted after the date of the Merger Agreement if our Board of Directors (acting through the Special Committee or otherwise) determines in good faith (after consultation with its advisors) that such proposal is, or could reasonably be expected to result in, a “superior proposal,” as defined in the Merger Agreement, and that failure to take such actions would be inconsistent with our Board of Director’s fiduciary duties.
     The Merger Agreement contains termination rights, including if our Board of Directors (or the Special Committee) changes its recommendation to our stockholders if the failure to do so would be inconsistent with its fiduciary duties under applicable law, and provides that, upon the termination of the Merger Agreement, under specified circumstances, we will be required to reimburse UHS for its transaction expenses and that, under specified circumstances, we will be required to pay UHS a termination fee of $71.5 million.
     The parties to the Merger Agreement are entitled to specific performance of the terms and provisions of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including adoption of the Merger Agreement by our stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and other customary closing conditions. On July 28, 2010, PSI and UHS each received a Request for Additional Information (“Second Request”) from the Federal Trade Commission (“FTC”) in connection with their filings under the HSR Act. The Second Request has the effect of extending the waiting period for an additional 30 calendar days from the date of both the parties’ substantial compliance with the request, unless the waiting period is terminated sooner by the FTC or voluntarily extended by the parties. The parties expect to close the transaction during the fourth quarter of 2010. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.
     We incurred transaction costs of approximately $6.4 million related to the proposed Merger in the second quarter of 2010.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 93.0% and 93.1% of our total revenue for the six months ended June 30, 2010 and 2009, respectively.
Other Revenue
     Other behavioral health care services accounted for 7.0% and 6.9% of our revenue for the six months ended June 30, 2010 and 2009, respectively. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.
Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$502,694	100.0%	$455,287	100.0%	$978,650	100.0%	$889,217	100.0%
Salaries, wages, and employee benefits (including share- based compensation of $4,282, $4,457, $7,792, and $9,276 for the respective three and six month periods in 2010 and 2009)	263,298	52.4%	249,904	54.9%	522,773	53.4%	494,190	55.6%
Professional fees	50,718	10.1%	42,362	9.3%	95,646	9.8%	82,292	9.2%
Supplies	24,304	4.8%	23,492	5.1%	47,982	4.9%	46,412	5.2%
Provision for doubtful accounts	10,104	2.0%	8,290	1.8%	21,937	2.2%	16,752	1.9%
Other operating expenses	61,159	12.2%	45,870	10.1%	116,889	11.9%	92,216	10.4%
Depreciation and amortization	12,879	2.5%	10,915	2.4%	25,269	2.6%	21,468	2.4%
Interest expense, net	16,553	3.3%	18,103	4.0%	33,051	3.4%	34,712	3.9%

Income from continuing operations before income taxes	63,679	12.7%	56,351	12.4%	115,103	11.8%	101,175	11.4%
Provision for income taxes	24,612	4.9%	21,565	4.8%	44,295	4.6%	38,729	4.4%

Income from continuing operations	39,067	7.8%	34,786	7.6%	70,808	7.2%	62,446	7.0%
Less: Net income attributable to noncontrolling interest	(18)	0.0%	(206)	0.0%	(50)	0.0%	(345)	0.0%

Income from continuing operations attributable to PSI stockholders	$39,049	7.8%	$34,580	7.6%	$70,758	7.2%	$62,101	7.0%

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009
     The following table compares key same-facility statistics and total facility statistics for the three months ended June 30, 2010 and 2009 for our owned and leased inpatient facilities:

	For the Three Months Ended June 30,		%
	2010	2009	Change
Same-facility results:
Revenue (in thousands)	$456,653	$423,889	7.7%
Admissions	48,504	44,821	8.2%
Patient days	760,508	729,539	4.2%
Average length of stay (in days)	15.7	16.3	-3.7%
Revenue per patient day	$600	$581	3.3%

Total facility results:
Revenue (in thousands)	$467,119	$423,889	10.2%
Admissions	49,870	44,821	11.3%
Patient days	773,205	729,539	6.0%
Average length of stay (in days)	15.5	16.3	-4.9%
Revenue per patient day	$604	$581	4.0%
     Revenue. Revenue from continuing operations increased $47.4 million, or 10.4%, to $502.7 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Revenue from owned and leased inpatient facilities increased $43.2 million, or 10.2%, to $467.1 million in 2010 compared to 2009. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 4.2% and revenue per patient day of 3.3%, payments received by our Mississippi facilities from the UPL Program and revenue from two facilities acquired in 2009. Other revenue increased $4.2 million to $35.6 million in 2010 compared to $31.4 million in 2009, primarily as a result of an increase in covered lives in our managed care plan in Puerto Rico.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $263.3 million for the three months ended June 30, 2010 compared to $249.9 million for the three months ended June 30, 2009, an increase of $13.4 million, or 5.4%. SWB expense includes $4.3 million and $4.5 million of shared-based compensation expense for the quarters ended June 30, 2010 and 2009, respectively. Based on our stock option and restricted stock grants outstanding at June 30, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $44.8 million with a weighted-average remaining amortization period of 2.7 years. Excluding share-based compensation expense, SWB expense was $259.0 million, or 51.5% of total revenue, for the three months ended June 30, 2010 compared to $245.4 million, or 53.9% of total revenue, for the three months ended June 30, 2009. SWB expense for owned and leased inpatient facilities was $237.6 million in 2010, or 50.9% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $231.6 million in 2010, or 50.7% of revenue, compared to $224.5 million in 2009, or 53.0% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of an increase in revenue and an increase in same-facility patient days of 4.2% while staffing remained relatively stable. SWB expense for other operations was $12.5 million in 2010 compared to $12.3 million in 2009. SWB expense for our corporate office was $13.2 million, including $4.3 million in share-based compensation, for 2010 compared to $13.1 million, including $4.5 million in shared-based compensation, for 2009.

     Professional fees. Professional fees were $50.7 million for the three months ended June 30, 2010, or 10.1% of total revenue, compared to $42.4 million for the three months ended June 30, 2009, or 9.3% of total revenue. Professional fees for owned and leased inpatient facilities were $40.1 million in 2010, or 8.6% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $39.5 million in 2010, or 8.7% of revenue, compared to $38.4 million in 2009, or 9.1% of revenue. Professional fees for other operations and our corporate office increased to $10.6 million in 2010 compared to $3.9 million in 2009 primarily as a result of approximately $6.4 million of transaction fees incurred as a result of the proposed Merger.
     Supplies. Supplies expense was $24.3 million for the three months ended June 30, 2010, or 4.8% of total revenue, compared to $23.5 million for the three months ended June 30, 2009, or 5.1% of total revenue. Supplies expense for owned and leased inpatient facilities was $24.2 million in 2010, or 5.2% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $23.7 million in 2010, or 5.2% of revenue, compared to $23.3 million in 2009, or 5.5% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $10.1 million for the three months ended June 30, 2010, or 2.0% of total revenue, compared to $8.3 million for the three months ended June 30, 2009, or 1.8% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $61.2 million for the three months ended June 30, 2010, or 12.2% of total revenue, compared to $45.9 million for the three months ended June 30, 2009, or 10.1% of total revenue. Other operating expenses for owned and leased inpatient facilities were $43.2 million in 2010, or 9.2% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $42.0 million in 2010, or 9.2% of revenue, compared to $31.9 million in 2009, or 7.5% of revenue. This increase in other operating expenses as a percent of revenue is primarily a result of a provider tax assessed by the State of Mississippi’s Medicaid program. Other operating expenses for other operations and our corporate office increased to $18.0 million in 2010 compared to $14.0 million in 2009 primarily as a result of additional expenses associated with an increase in covered lives in our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $12.9 million for the three months ended June 30, 2010 compared to $10.9 million for the three months ended June 30, 2009, primarily as a result of depreciation on expansion projects at our inpatient facilities and the acquisition of two facilities in 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $16.6 million for the three months ended June 30, 2010 compared to $18.1 million for the three months ended June 30, 2009. This decrease in interest expense was primarily the result of a decrease in our long-term debt outstanding during the twelve months ended June 30, 2010.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that each own one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interests represents the pro rata portion of the joint venture’s net profit belonging to the noncontrolling partners.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $3.9 million for the three months ended June 30, 2010 compared to $0.2 million for the three months ended June 30, 2009. The $3.9 million loss in 2010 includes $3.6 million in losses recognized to decrease the carrying values of discontinued operations that are held for sale. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009.
Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009
     The following table compares key same-facility statistics and total facility statistics for the six months ended June 30, 2010 and 2009 for our owned and leased inpatient facilities:

	For the Six Months Ended June 30,		%
	2010	2009	Change
Same-facility results:
Revenue (in thousands)	$889,098	$827,892	7.4%
Admissions	95,991	88,082	9.0%
Patient days	1,500,653	1,428,772	5.0%
Average length of stay (in days)	15.6	16.2	-3.7%
Revenue per patient day	$592	$579	2.2%

Total facility results:
Revenue (in thousands)	$909,888	$827,892	9.9%
Admissions	98,675	88,082	12.0%
Patient days	1,525,445	1,428,772	6.8%
Average length of stay (in days)	15.5	16.2	-4.3%
Revenue per patient day	$596	$579	2.9%
     Revenue. Revenue from continuing operations increased $89.4 million, or 10.1%, to $978.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Revenue from owned and leased inpatient facilities increased $82.0 million, or 9.9%, to $909.9 million in 2010 compared to 2009. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 5.0% and revenue per patient day of 2.2%, payments received by our Mississippi facilities from the UPL Program and revenue from two facilities acquired in 2009. Other revenue increased $7.5 million to $68.8 million in 2010 compared to $61.3 million in 2009, primarily as a result of an increase in covered lives in our managed care plan in Puerto Rico.
     Salaries, wages, and employee benefits. SWB expense was $522.8 million for the six months ended June 30, 2010 compared to $494.2 million for the six months ended June 30, 2009, an increase of $28.6 million, or 5.8%. SWB expense includes $7.8 million and $9.3 million of shared-based compensation expense for the quarters ended June 30, 2010 and 2009, respectively. The $1.5 million decrease in share-based compensation expense is primarily due to actual forfeitures of stock options in excess of estimated forfeitures. Excluding share-based compensation expense, SWB expense was $515.0 million, or 52.6% of total revenue, for the six months ended June 30, 2010 compared to $484.9 million, or 54.5% of total revenue, for the six months ended June 30, 2009. SWB expense for owned and leased inpatient facilities was $471.4 million in 2010, or 51.8% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $459.5 million in 2010, or 51.7% of revenue, compared to $443.6 million in 2009, or 53.6% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of an increase in revenue and an increase in same-facility patient days of 5.0% while staffing remained relatively stable. SWB expense for other operations was $25.1 million in 2010 compared to $23.6 million in 2009. SWB expense for our corporate office was $26.3 million, including $7.8 million in share-based compensation, for 2010 compared to $27.0 million, including $9.3 million in shared-based compensation, for 2009.
     Professional fees. Professional fees were $95.6 million for the six months ended June 30, 2010, or 9.8% of total revenue, compared to $82.3 million for the six months ended June 30, 2009, or 9.2% of total revenue. Professional fees for owned and leased inpatient facilities were $80.4 million in 2010, or 8.8% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $79.2 million in 2010, or 8.9% of revenue, compared to $74.9 million in 2009, or 9.0% of revenue. Professional fees for other operations and our corporate office increased to $15.3 million in 2010 compared to $7.4 million in 2009 primarily as a result of approximately $6.4 million of transaction fees incurred as a result of the proposed Merger.
     Supplies. Supplies expense was $48.0 million for the six months ended June 30, 2010, or 4.9% of total revenue, compared to $46.4 million for the six months ended June 30, 2009, or 5.2% of total revenue. Supplies expense for owned and leased inpatient facilities was $47.7 million in 2010, or 5.2% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $46.7 million in 2010, or 5.3% of revenue, compared to $46.1 million in 2009, or 5.6% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $21.9 million for the six months ended June 30, 2010, or 2.2% of total revenue, compared to $16.8 million for the six months ended June 30, 2009, or 1.9% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $116.9 million for the six months ended June 30, 2010, or 11.9% of total revenue, compared to $92.2 million for the six months ended June 30, 2009, or 10.4% of total revenue. Other operating expenses for owned and leased inpatient facilities were $81.4 million in 2010, or 8.9% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $79.4 million in 2010, or 8.9% of revenue, compared to $65.0 million in 2009, or 7.9% of revenue. This increase in other operating expenses as a percent of revenue is primarily a result of an increase in our self-insured professional and general liability insurance expense as a percent of revenue compared with 2009 and a provider tax assessed by the State of Mississippi’s Medicaid program. Other operating expenses for other operations and our corporate office increased to $35.5 million in

2010 compared to $27.2 million in 2009 primarily as a result of additional expenses associated with an increase in covered lives in our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $25.3 million for the six months ended June 30, 2010 compared to $21.5 million for the six months ended June 30, 2009, primarily as a result of depreciation on expansion projects at our inpatient facilities and the acquisition of two facilities in 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $33.1 million for the six months ended June 30, 2010 compared to $34.7 million for the six months ended June 30, 2009. This decrease in interest expense was primarily the result of a decrease in our long-term debt outstanding during the twelve months ended June 30, 2010.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that each own one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interests represents the pro rata portion of the joint venture’s net profit belonging to the noncontrolling partners.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $7.4 million for the six months ended June 30, 2010 compared to $0.3 million for the six months ended June 30, 2009. The $7.4 million loss in 2010 includes $6.2 million in losses recognized to decrease the carrying values of discontinued operations that are held for sale. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009.
Liquidity and Capital Resources
     We currently have $295.7 million available for borrowings under our $300 million revolving credit facility. Additionally, our cash flow from continuing operating activities was $155.2 million for the six months ended June 30, 2010 and we had $169.7 million of working capital at June 30, 2010. We believe that our cash flow from operations, availability under our revolving credit facility and working capital are sufficient to fund our known future cash requirements for operations and capital expenditures. We historically spend approximately 2% to 3% of our revenue on routine capital expenditures and currently have plans for construction projects with expected costs of approximately $46.1 million over the next twelve months, which will add approximately 150 beds to our inpatient facilities.
     Working capital at June 30, 2010 was $169.7 million, including cash and cash equivalents of $49.7 million, compared to working capital of $177.9 million, including cash and cash equivalents of $6.8 million, at December 31, 2009. This decrease in working capital is primarily attributable to an increase in accounts payable and other current liabilities of $12.8 million, an increase in income taxes payable of $15.6 million and an increase in accrued salaries and benefits payable of $19.0 million, offset by increases in cash of $42.9 million and accounts receivable of $5.0 million. The $42.9 increase in cash and cash equivalents is primarily a result of cash provided by continuing operations of $155.2 million offset by cash used for capital expenditures of $57.6 million and principal payments on long-term debt of $58.0 million. The increase in accounts receivable is primarily due to a 7.4% increase in same-facility revenue. Our consolidated day’s sales outstanding were 46 and 49 at June 30, 2010 and December 31, 2009, respectively. The increase in accrued salaries and benefits payable is primarily the result of six additional days of accrued salaries at June 30, 2010 compared to December 31, 2009 due to the timing of the pay dates.
     Cash provided by continuing operating activities was $155.2 million for the six months ended June 30, 2010 compared to $118.1 million for the six months ended June 30, 2009. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results and the timing of payment dates for payroll.
     Cash used by continuing investing activities was $57.7 million for the six months ended June 30, 2010 compared to $80.7 million for the six months ended June 30, 2009. Cash used in investing activities for the six months ended June 30, 2010 primarily consisted of $57.6 million paid for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $21.3 million and $36.3 million, respectively, for the six months ended June 30, 2010. Planned capital expansion projects and the construction of new facilities are expected to add approximately 150 new beds to our inpatient facilities over the next twelve months. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.2% of our revenue for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2009 consisted primarily of $62.1 million in cash paid for purchases of fixed assets.
     Cash used in financing activities was $56.2 million for the six months ended June 30, 2010 compared to $74.1 million for the six months ended June 30, 2009. Cash used in financing activities for the six months ended June 30, 2010 consisted primarily of $58.0 million of principal payments on our long-term debt, primarily consisting of a $50.0 million voluntary pre-payment on our senior secured term loan facility. Cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $169.3 million of net payments on the balance due under our revolving credit facility, $8.1 million paid for loan and issuance costs and $2.6 million principal payments on long-term debt, offset by $106.5 million received from the issuance of $120 million of our 73/4% Notes at a discount of 11.25%.

     We have filed a universal shelf registration statement on Form S-3 and an acquisition shelf registration statement on Form S-4. The universal shelf registration statement permits us to sell, in one or more public offerings, an indeterminate amount of our common stock, common stock warrants, preferred stock and debt securities, or any combination of such securities, at prices and on terms satisfactory to us. The acquisition shelf registration statement enables us to issue up to 5 million shares of our common stock in one or more business combination transactions, including acquisitions by us of other businesses, assets, properties or securities. To date, no securities have been issued pursuant to either registration statement. Pursuant to the Merger Agreement, our ability to issue securities without UHS’ prior written consent is restricted.
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1):
Senior Credit Facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.2% at June 30, 2010	$507,593	$3,381	$504,212	$—	$—
7 3/4% Senior Subordinated Notes due July 15, 2015	583,139	—	—	—	583,139
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,629	464	1,019	1,153	29,993

	1,123,361	3,845	505,231	1,153	613,132

Lease and other obligations	76,562	13,266	17,692	12,153	33,451

Total contractual obligations	$1,199,923	$17,111	$522,923	$13,306	$646,583

(1)	Excludes capital lease obligations and other obligations of $7.1 million, which are included in lease and other obligations.
     The fair value of our 7 3/4% Notes was approximately $605.5 million and $565.2 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of our senior secured term loan facility was approximately $500.0 million and $536.6 million as of June 30, 2010 and December 31, 2009, respectively. The carrying value of our other long-term debt, including current maturities, of $39.6 million and $39.5 million at June 30, 2010 and December 31, 2009, respectively, approximated fair value. We had $507.6 million of variable rate debt outstanding under our senior secured term loan facility as of June 30, 2010. At our June 30, 2010 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $615.8 million of our long-term debt outstanding at June 30, 2010 was subject to a weighted-average fixed interest rate of 8.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $507.6 million outstanding at June 30, 2010 and on which interest is generally payable at LIBOR plus 1.75%.
     A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.7 million on an annual basis based upon our borrowing level at June 30, 2010. In the event we draw on our revolving credit facility and/or interest rates change significantly, we anticipate that we would take actions intended to further mitigate our exposure to such change by targeting a portion of our debt portfolio to be maintained at fixed rates and periodically entering into interest rate swap agreements. Information on quantitative and qualitative disclosure about market risk is included in Part I, Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to the Merger
     Seven putative class action complaints were filed on behalf of alleged public stockholders of the Company. Two of the lawsuits, Carpenters Pension Fund of West Virginia v. Psychiatric Solutions, Inc., et al., Case No. 38359, and Pedric v. Psychiatric Solutions, Inc., et al., Case No. 38391, were filed in the Chancery Court for Williamson County, Tennessee. One of the lawsuits, Smith v. Psychiatric Solutions, Inc., et al., Case No. 10-862-II, was filed in the Chancery Court for Davidson County, Tennessee. The Smith case was transferred to Williamson County. Another three lawsuits, Oklahoma Police Pension and Retirement System v. Jacobs, et al., Case No. CA 5514, City of Miami Police Relief and Pension Fund v. Jacobs, et al., Case No. 5515, and Plumbers & Pipefitters, Local 152 Pension Fund v. Psychiatric Solutions, Inc., et al., Case No. 5532, were filed in the Court of Chancery for the State of Delaware. A seventh lawsuit, Rosinek v. Psychiatric Solutions, Inc., et al., Case No. 3:10-cv-00534, was filed in the United States District Court for the Middle District of Tennessee. The defendants generally include us, members of our board of directors and, in certain of the cases, our officers. UHS and/or its affiliates are named as defendants in some of the lawsuits. The lawsuits allege, among other things, that our directors breached their fiduciary duties in connection with the proposed Merger by failing to maximize stockholder value. The lawsuits also allege that our directors have put their personal interests ahead of those of our stockholders, including by approving the Merger to extinguish any personal liability they could suffer from previously asserted derivative claims related to, among other things, violations of fiduciary duties and federal securities laws and also by negotiating a Merger Agreement that includes broad director and officer insurance and indemnification provisions protecting them against civil and criminal claims for six years from the date of the Merger Agreement. Certain of the lawsuits allege that various individual defendants will receive improper change of control payments and Merger Consideration in connection with equity awards that plaintiffs contend were improper. Certain of the lawsuits also allege that we and UHS aided and abetted the various breaches of fiduciary duty. Certain of the lawsuits also allege that various individual defendants caused us to issue a proxy statement containing materially false and misleading statements and omissions in connection with our 2010 annual stockholder meeting. Among other things, the lawsuits seek to enjoin us and our directors from consummating the Merger and also seek rescission of the allegedly improper equity awards. The three Delaware cases were consolidated and set for trial beginning on August 5, 2010. The three Tennessee state court cases were consolidated in Williamson County, and then stayed in favor of the consolidated Delaware action by agreed order of the Williamson County court.
     After substantially completing fact discovery in the consolidated Delaware action, without admitting liability on the part of any of the defendants, the parties to the consolidated Delaware action and the consolidated Tennessee state court action have agreed in principle to terms of settlement as follows: (1) requiring additional disclosures in the proxy statement to be delivered to stockholders in connection with the Special Meeting called to vote on the Merger regarding, among other things, the background of and negotiations relating to the Merger, the Executive Performance Incentive Plan, the amendment to our 2009 Long-Term Equity Compensation Plan and adoption of the 2010 Long-Term Equity Compensation Plan, the circumstances surrounding our compensation committee’s approval of equity and restricted stock grants in February 2010, and the financial disclosures relating to the transaction, including the discounted cash flow and other analyses performed by Goldman Sachs & Co.; (2) allowing our stockholders to revote on the proposal to amend the Equity Incentive Plan to increase the number of shares of Common Stock subject to grant under the Equity Incentive Plan by 900,000 and to restrict the repricing of options, which was approved by our stockholders at our annual meeting of stockholders in May 2010; (3) requiring the release by the class of stockholders entitled to vote on the Merger of any and all claims that have been or could have been made against any of the defendants relating to the Merger, the disclosures made by or on behalf of us through and including consummation of the Merger, and the compensation received by any defendant through and including the consummation of the Merger; and (4) requiring us to pay plaintiffs’ reasonable attorneys’ fees and expenses in the amounts ordered by the courts. The settlements in those actions are subject to court approval, which has not yet been obtained. The settlement will not affect the form or amount of the consideration to be received by our stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned lawsuits or that they have engaged in any wrongdoing. The defendants have entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
     The Rosinek case remains pending in the United States District Court in Tennessee, but a motion has been filed asking the court to stay that proceeding in favor of the consolidated Delaware action. We believe that the claims asserted in the Rosinek case are without merit and intend to defend the suit vigorously.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except for the following risk factors:
While the proposed Merger is pending, we may experience business uncertainties and are subject to restrictions on the conduct of our business.
     Uncertainty about the effect of the proposed Merger on employees, physicians and patients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed Merger is consummated, and could cause third parties, including physicians, to seek to change existing business relationships with us. In addition, the Merger Agreement restricts us from taking specified actions without UHS’s approval including, among other things, making certain acquisitions, dispositions or investments, making certain capital expenditures, and entering into, terminating or amending material contracts. Our management may also be required to devote substantial time to Merger-related activities, which could otherwise be devoted to our day-to-day business operations or pursuing other beneficial business opportunities.
Failure to complete the proposed Merger could negatively impact our stock price and financial results.
     Consummation of the proposed Merger is subject to various conditions, including, among others, adoption of the Merger Agreement by our stockholders and expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There can be no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not completed, we will be subject to several risks, including the following:
• we may be required to pay UHS a termination fee of $71.5 million and/or reimburse UHS for all of its expenses incurred in connection with the transactions contemplated by the Merger Agreement (which would be credited against the termination fee to the extent it subsequently becomes due);
• the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock; and
• certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.
Item 6. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated May 16, 2010, by and among Psychiatric Solutions, Inc., Universal Health Services, Inc. and Olympus Acquisition Corp. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed on May 17, 2010).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

Exhibit
Number	Description
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on November 6, 2007).

10.1	Amendment to Employment Agreement, dated April 15, 2010, by and between Joey A. Jacobs and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 20, 2010).

10.2	Form of Change in Control Severance Agreement, dated April 15, 2010, by and between certain of the Company’s officers and Psychiatric Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 20, 2010).

10.3	Fifth Amendment to the Psychiatric Solutions, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 8, 2010).

31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed or furnished herewith

**	Furnished electronically herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: August 4, 2010