Form 10-Q
period 2010-09-30
PSYCHIATRIC SOLUTIONS INC
filed 2010-11-09
CIK 829608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 4, 2010, 57,284,703 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	1
Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 6. Exhibits	27
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$43,422	$6,815
Accounts receivable, less allowance for doubtful accounts of $53,710 and $51,894, respectively	258,822	249,439
Other current assets	94,155	105,166

Total current assets	396,399	361,420
Property and equipment, net of accumulated depreciation	977,250	931,730
Cost in excess of net assets acquired	1,153,111	1,153,111
Other assets	57,009	60,979

Total assets	$2,583,769	$2,507,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,709	$35,397
Salaries and benefits payable	97,930	81,129
Other accrued liabilities	91,871	62,036
Current portion of long-term debt	4,436	4,940

Total current liabilities	229,946	183,502
Long-term debt, less current portion	1,075,182	1,182,139
Deferred tax liability	81,786	81,137
Other liabilities	31,097	25,790

Total liabilities	1,418,011	1,472,568
Redeemable noncontrolling interests	4,583	4,337
Stockholders’ equity:
Common stock, $0.01 par value, 125,000 shares authorized; 57,287 and 56,226 issued and outstanding, respectively	573	562
Additional paid-in capital	642,087	627,476
Retained earnings	518,515	402,297

Total stockholders’ equity	1,161,175	1,030,335

Total liabilities and stockholders’ equity	$2,583,769	$2,507,240

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$508,544	$453,187	$1,487,194	$1,342,404

Salaries, wages and employee benefits (including share-based compensation of $4,946, $4,249, $12,738 and $13,525 for the respective three and nine month periods in 2010 and 2009)	256,713	252,617	779,486	746,807
Professional fees	46,921	42,040	142,567	124,332
Supplies	24,350	23,137	72,332	69,549
Rentals and leases	4,893	5,040	14,571	15,169
Other operating expenses	50,216	44,600	157,427	126,687
Provision for doubtful accounts	8,615	9,817	30,552	26,569
Depreciation and amortization	12,968	11,436	38,237	32,904
Interest expense	16,663	18,551	49,714	53,263

	421,339	407,238	1,284,886	1,195,280

Income from continuing operations before income taxes	87,205	45,949	202,308	147,124
Provision for income taxes	33,277	17,651	77,572	56,380

Income from continuing operations	53,928	28,298	124,736	90,744
Loss from discontinued operations, net of income tax benefit of $433, $279, $4,466 and $581 for the respective three and nine month periods of 2010 and 2009	(796)	(153)	(8,221)	(464)

Net income	53,132	28,145	116,515	90,280
Less: Net income attributable to noncontrolling interests	(247)	7	(297)	(338)

Net income attributable to PSI stockholders	$52,885	$28,152	$116,218	$89,942

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.96	$0.51	$2.23	$1.63
Loss from discontinued operations, net of taxes	(0.01)	—	(0.15)	(0.01)

Net income attributable to PSI stockholders	$0.95	$0.51	$2.08	$1.62

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.94	$0.50	$2.19	$1.61
Loss from discontinued operations, net of taxes	(0.02)	—	(0.15)	(0.01)

Net income attributable to PSI stockholders	$0.92	$0.50	$2.04	$1.60

Shares used in computing per share amounts:
Basic	55,945	55,579	55,850	55,545
Diluted	57,356	56,340	56,913	56,077

Amounts attributable to PSI stockholders:
Income from continuing operations	$53,681	$28,305	$124,439	$90,406
Loss from discontinued operations, net of taxes	(796)	(153)	(8,221)	(464)

Net income	$52,885	$28,152	$116,218	$89,942

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$116,515	$90,280
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	38,237	32,904
Amortization of loan costs and bond discount/premium	4,728	3,574
Share-based compensation	12,738	13,525
Change in income tax assets and liabilities	45,472	15,624
Loss from discontinued operations, net of taxes	8,221	464
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,383)	(4,611)
Other current assets	(7,527)	771
Accounts payable	3,606	(1,707)
Salaries and benefits payable	16,801	3,421
Accrued liabilities and other liabilities	(5,364)	995

Net cash provided by continuing operating activities	224,044	155,240
Net cash provided by (used in) discontinued operating activities	1,189	(252)

Net cash provided by operating activities	225,233	154,988

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(32,708)
Cash paid for real estate acquisitions	—	(18,996)
Capital purchases of leasehold improvements, equipment and software	(82,371)	(95,392)
Other assets	35	389

Net cash used in continuing investing activities	(82,336)	(146,707)
Net cash used in discontinued investing activities	(12)	(221)

Net cash used in investing activities	(82,348)	(146,928)

Financing activities:
Net decrease in revolving credit facility	—	(138,374)
Borrowings on long-term debt	—	106,500
Principal payments on long-term debt	(109,176)	(3,823)
Payment of loan and issuance costs	(27)	(9,826)
Excess tax benefit from share-based payment arrangements	—	208
Distributions to noncontrolling interests	(51)	(723)
Repurchase of common stock upon restricted stock vesting	(490)	(992)
Proceeds from exercises of common stock options	3,466	1,065

Net cash used in financing activities	(106,278)	(45,965)

Net increase (decrease) in cash	36,607	(37,905)
Cash and cash equivalents at beginning of the period	6,815	51,271

Cash and cash equivalents at end of the period	$43,422	$13,366

See accompanying notes.

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
1. Recent Developments
On May 16, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation (“UHS”), and Olympus Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of UHS (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and as a wholly-owned subsidiary of UHS (the “Merger”). On October 5, 2010, our stockholders adopted the Merger Agreement at a special meeting of stockholders.
At the effective time of the Merger, each outstanding share of our common stock (the “Common Stock”), other than shares held in our treasury or owned by UHS or Merger Sub, will be cancelled and converted into the right to receive $33.75 in cash, without interest (the “Merger Consideration”), or an aggregate of approximately $2.0 billion. Including the assumption of approximately $1.1 billion in net debt, the total transaction consideration is approximately $3.1 billion.
We made customary representations, warranties and covenants in the Merger Agreement. We are subject to a “no-shop” restriction on our ability to solicit third-party proposals, provide information and engage in discussions with third parties.
The Merger Agreement contains termination rights and provides that, upon the termination of the Merger Agreement, under specified circumstances, we will be required to reimburse UHS for its transaction expenses and that, under specified circumstances, we will be required to pay UHS a termination fee of $71.5 million.
The parties to the Merger Agreement are entitled to specific performance of the terms and provisions of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and other customary closing conditions. On July 28, 2010, we and UHS each received a Request for Additional Information (“Second Request”) from the Federal Trade Commission (“FTC”) in connection with their filings under the HSR Act. Both we and UHS have complied with the Second Request and anticipate FTC approval of the transaction in November 2010. The parties also expect to close the transaction in November 2010. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of our financial position have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The majority of our expenses are “cost of revenue” items. Costs that could be classified as general and administrative expenses at our corporate office, excluding share-based compensation expense, were approximately 3.0% of net revenue for the nine months ended September 30, 2010, which includes approximately $8.8 million in

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
costs related to our agreement to be acquired by UHS. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Basic and diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$53,681	$28,305	$124,439	$90,406
Loss from discontinued operations, net of taxes	(796)	(153)	(8,221)	(464)

Net income attributable to PSI stockholders	$52,885	$28,152	$116,218	$89,942

Denominator:
Weighted average shares outstanding for basic earnings per share	55,945	55,579	55,850	55,545
Effects of dilutive stock options and restriced stock outstanding	1,411	761	1,063	532

Shares used in computing diluted earnings per common share	57,356	56,340	56,913	56,077

Basic earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.96	$0.51	$2.23	$1.63
Loss from discontinued operations, net of taxes	(0.01)	—	(0.15)	(0.01)

Net income attributable to PSI stockholders	$0.95	$0.51	$2.08	$1.62

Diluted earnings per share:
Income from continuing operations attributable to PSI stockholders	$0.94	$0.50	$2.19	$1.61
Loss from discontinued operations, net of taxes	(0.02)	—	(0.15)	(0.01)

Net income attributable to PSI stockholders	$0.92	$0.50	$2.04	$1.60

4. Share-Based Compensation
We recognized $4.9 million and $4.2 million in share-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, and approximately $1.9 million and $1.6 million of related income tax benefit in each period. We recognized $12.7 million and $13.5 million in share-based compensation expense and approximately $4.9 million and $5.2 million of related income tax benefit for the nine months ended September 30, 2010 and 2009, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.05 per share for each of the three month periods ended September 30, 2010 and 2009. The impact of share-based compensation expense, net of tax, on our earnings per share was approximately $0.14 and $0.15 per share for the nine months ended September 30, 2010 and 2009, respectively.
Based on our stock option and restricted stock grants outstanding at September 30, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $38.9 million with a weighted average remaining life of 2.6 years.
Employees and non-employee members of our Board of Directors exercised 178,381 stock options during the nine months ended September 30, 2010. Also during 2010, 189,799 shares of restricted stock vested and 22,399 of those shares were surrendered by our employees and cancelled in satisfaction of the employees’ related tax liabilities. The total intrinsic value, which represents the difference between the underlying stock’s market price and the share-based award’s exercise price, of options exercised and restricted stock vested during the nine months ended September 30, 2010 and 2009 was approximately $6.0 million and $4.8 million,

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
respectively.
We granted 842,750 stock options to employees during the nine months ended September 30, 2010. These options vest over four years in annual increments of 25% on each anniversary of the grant date and each had a grant-date fair value of $7.92.
We granted 917,200 shares of restricted stock to employees and non-employee members of our Board of Directors during the nine months ended September 30, 2010. These shares of restricted stock vest over four years in annual increments of 25% on each anniversary of the grant date and had a weighted-average grant-date fair value of $21.24 per share.
5. Acquisitions
On September 1, 2009, we completed the acquisition of a 131-bed inpatient behavioral health care facility located in Fargo, North Dakota. On September 30, 2009, we completed the acquisition of a 90-bed inpatient behavioral health care facility located in Panama City, Florida.
The balance of cost in excess of net assets acquired (goodwill) was approximately $1.2 billion as of September 30, 2010 and December 31, 2009.
6. Long-term debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior credit facility:
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.2% and 2.0% at September 30, 2010 and December 31, 2009, respectively	$456,748	$564,875
7 3/4% Senior Subordinated Notes due 2015	583,385	582,666
Mortgage loans on facilities, maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,516	32,850
Other	6,969	6,688

	1,079,618	1,187,079
Less current portion	4,436	4,940

Long-term debt	$1,075,182	$1,182,139

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
Our Credit Agreement is secured by substantially all of the personal property owned by us or our subsidiaries, substantially all real property owned by us or our subsidiaries that has a value in excess of $5.0 million and the stock of substantially all of our operating subsidiaries. In addition, the Credit Agreement is fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The revolving credit facility and senior secured term loan facility accrue interest at our choice of the “Base Rate” or the “Eurodollar Rate” (as defined in the Credit Agreement). The “Base Rate” and “Eurodollar Rate” fluctuate based upon market rates and certain leverage ratios, as defined in the Credit Agreement. At September 30, 2010, we had no borrowings outstanding and $296.0 million available for future borrowings under the revolving credit facility. Until December 31, 2011, we may borrow, repay and re-borrow an amount not to exceed $300 million on our revolving credit facility. On June 30, 2010 and September 30, 2010, we made $50.0 million optional repayments under the senior secured term loan facility. All repayments made under the senior secured term loan facility are a permanent reduction in the amount available for future borrowings. We pay a quarterly commitment fee on the unused portion of our revolving credit facility that fluctuates, based upon certain leverage ratios, between 0.75% and 1.0% per annum. Commitment fees were approximately $1.7 million for the nine months ended September 30, 2010.
Our Credit Agreement contains customary covenants that include: (1) a limitation on capital expenditures and investments, sales of assets, mergers, changes of ownership, new principal lines of business, indebtedness, transactions with affiliates, dividends and

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
redemptions; (2) various financial covenants; and (3) cross-default covenants triggered by a default of any other indebtedness of at least $5.0 million. As of September 30, 2010, we were in compliance with all debt covenant requirements. If we violate one or more of these covenants, amounts outstanding under the revolving credit facility, senior secured term loan facility and the majority of our other debt arrangements could become immediately payable and additional borrowings could be restricted.
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
Mortgage Loans
At September 30, 2010, we had approximately $32.5 million debt outstanding under mortgage loan agreements insured by the U.S. Department of Housing and Urban Development (“HUD”). The mortgage loans insured by HUD are secured by real estate located at Holly Hill Hospital in Raleigh, North Carolina, West Oaks Hospital in Houston, Texas, Riveredge Hospital near Chicago, Illinois, Canyon Ridge Hospital in Chino, California and MeadowWood Behavioral Health in New Castle, Delaware. Interest accrues on the Holly Hill, West Oaks, Riveredge, Canyon Ridge and MeadowWood HUD loans at 6.0%, 5.9%, 5.7%, 7.6% and 7.0%, respectively, and principal and interest are payable in 420 monthly installments through December 2037, September 2038, December 2038, January 2036 and October 2036, respectively. The carrying amount of assets held as collateral for the HUD loans approximated $59.4 million at September 30, 2010.
7. Income Taxes
The provision for income taxes for continuing operations for the nine months ended September 30, 2010 and 2009 reflects an effective tax rate of approximately 38.4%.
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
The components of loss from discontinued operations, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$—	$17,417	$2,446	$54,127

Operating expenses	1,229	17,745	8,892	55,069
Loss on disposal	—	104	6,241	103

	1,229	17,849	15,133	55,172

Loss from discontinued operations before income taxes	(1,229)	(432)	(12,687)	(1,045)
Income tax benefit	(433)	(279)	(4,466)	(581)

Loss from discontinued operations, net of income taxes	$(796)	$(153)	$(8,221)	$(464)

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
9. Disclosures About Reportable Segments
In accordance with GAAP, our owned and leased behavioral health care facilities segment is our only reportable segment. Our chief operating decision maker regularly reviews the operating results of our inpatient facilities on a combined basis, which represent more than 90% of our consolidated revenue. As of September 30, 2010, the owned and leased facilities segment provides mental health and behavioral health services to patients in its 85 owned and 8 leased inpatient facilities in 32 states, Puerto Rico and the U.S. Virgin Islands. The column entitled “Other” in the schedules below includes management contracts to provide inpatient psychiatric management and development services to inpatient behavioral health units in hospitals and clinics and a managed care plan in Puerto Rico. The operations included in the “Other” column do not qualify as reportable segments. Activities classified as “Corporate” in the following schedules relate primarily to unallocated home office expenses and discontinued operations. In the second quarter of 2010 we recognized approximately $12.1 million in revenue received by our Mississippi facilities from the Medicare/Medicaid Upper Payment Limits (“UPL”) Program relating to services provided during the twelve months ended June 30, 2010. The additional UPL Program revenue was partially offset by additional taxes of approximately $7.0 million paid under the Mississippi Hospital Assessment Program in the second quarter of 2010. In the third quarter of 2010 we recognized approximately $13 million of revenue from various Medicare/Medicaid UPL Programs, federal government stimulus funds, disproportionate share payments, settlements and other programs.
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
Three Months Ended September 30, 2010

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$471,391	$37,153	$—	$508,544

Adjusted EBITDA	$127,802	$6,341	$(12,608)	$121,535
Interest expense	7,180	86	9,397	16,663
Provision for income taxes	—	—	33,277	33,277
Depreciation and amortization	11,542	1,026	400	12,968
Inter-segment expenses	13,475	1,209	(14,684)	—
Other expenses:
Share-based compensation	—	—	4,946	4,946

Total other expenses	—	—	4,946	4,946

Income (loss) from continuing operations attributable to PSI stockholders	$95,605	$4,020	$(45,944)	$53,681

Total assets	$2,410,617	$57,635	$115,517	$2,583,769

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Three Months Ended September 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$420,421	$32,766	$—	$453,187

Adjusted EBITDA	$87,058	$2,856	$(9,722)	$80,192
Interest expense	7,082	79	11,390	18,551
Provision for income taxes	—	—	17,651	17,651
Depreciation and amortization	10,015	1,014	407	11,436
Inter-segment expenses	12,903	1,182	(14,085)	—
Other expenses:
Share-based compensation	—	—	4,249	4,249

Total other expenses	—	—	4,249	4,249

Income (loss) from continuing operations attributable to PSI stockholders	$57,058	$581	$(29,334)	$28,305

Total assets	$2,322,967	$60,185	$188,973	$2,572,125

Nine Months Ended September 30, 2010

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,381,279	$105,915	$—	$1,487,194

Adjusted EBITDA	$334,866	$12,625	$(44,791)	$302,700
Interest expense	21,544	246	27,924	49,714
Provision for income taxes	—	—	77,572	77,572
Depreciation and amortization	33,880	3,114	1,243	38,237
Inter-segment expenses	40,455	3,593	(44,048)	—
Other expenses:
Share-based compensation	—	—	12,738	12,738

Total other expenses	—	—	12,738	12,738

Income (loss) from continuing operations attributable to PSI stockholders	$238,987	$5,672	$(120,220)	$124,439

Total assets	$2,410,617	$57,635	$115,517	$2,583,769

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Nine Months Ended September 30, 2009

	Owned and
	Leased
	Facilities	Other	Corporate	Consolidated
Revenue	$1,248,314	$94,090	$—	$1,342,404

Adjusted EBITDA	$268,333	$11,897	$(33,752)	$246,478
Interest expense	21,316	(866)	32,813	53,263
Provision for income taxes	—	(1,229)	57,609	56,380
Depreciation and amortization	28,444	3,260	1,200	32,904
Inter-segment expenses	44,564	3,994	(48,558)	—
Other expenses:
Share-based compensation	—	—	13,525	13,525

Total other expenses	—	—	13,525	13,525

Income (loss) from continuing operations attributable to PSI stockholders	$174,009	$6,738	$(90,341)	$90,406

Total assets	$2,322,967	$60,185	$188,973	$2,572,125

10. Financial Information for the Company and Its Subsidiaries
We conduct substantially all of our business through our subsidiaries. Presented below is consolidated financial information for Psychiatric Solutions, Inc. and its subsidiaries as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009. The information segregates the parent company (Psychiatric Solutions, Inc.), the combined wholly-owned subsidiary guarantors, the combined non-guarantors and eliminations. All of the subsidiary guarantees are both full and unconditional and joint and several.
Condensed Consolidating Balance Sheet
As of September 30, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Current assets:
Cash and cash equivalents	$—	$23,763	$19,659	$—	$43,422
Accounts receivable, net	—	251,230	7,661	(69)	258,822
Other current assets	—	92,127	7,218	(5,190)	94,155

Total current assets	—	367,120	34,538	(5,259)	396,399
Property and equipment, net of accumulated depreciation	—	924,697	61,535	(8,982)	977,250
Cost in excess of net assets acquired	—	1,153,111	—	—	1,153,111
Investment in subsidiaries	1,346,469	(221,606)	(15,904)	(1,108,959)	—
Other assets	13,567	37,782	25,324	(19,664)	57,009

Total assets	$1,360,036	$2,261,104	$105,493	$(1,142,864)	$2,583,769

Current liabilities:
Accounts payable	$—	$34,699	$1,079	$(69)	$35,709
Salaries and benefits payable	—	96,569	1,361	—	97,930
Other accrued liabilities	17,668	73,005	6,974	(5,776)	91,871
Current portion of long-term debt	3,965	—	471	—	4,436

Total current liabilities	21,633	204,273	9,885	(5,845)	229,946
Long-term debt, less current portion	1,043,137	—	32,045	—	1,075,182
Deferred tax liability	—	81,786	—	—	81,786
Other liabilities	2,022	1,351	36,441	(8,717)	31,097

Total liabilities	1,066,792	287,410	78,371	(14,562)	1,418,011
Redeemable noncontrolling interests	—	4,583	—	—	4,583
Total stockholders’ equity	293,244	1,969,111	27,122	(1,128,302)	1,161,175

Total liabilities and stockholders’ equity	$1,360,036	$2,261,104	$105,493	$(1,142,864)	$2,583,769

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
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

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$497,060	$12,921	$(1,437)	$508,544
Salaries, wages and employee benefits	—	250,576	6,137	—	256,713
Professional fees	—	45,787	1,536	(402)	46,921
Supplies	—	23,780	570	—	24,350
Rentals and leases	—	5,956	152	(1,215)	4,893
Other operating expenses	—	49,158	1,393	(335)	50,216
Provision for doubtful accounts	—	8,141	474	—	8,615
Depreciation and amortization	—	12,435	610	(77)	12,968
Interest expense	16,206	—	482	(25)	16,663

	16,206	395,833	11,354	(2,054)	421,339
(Loss) income from continuing operations before income taxes	(16,206)	101,227	1,567	617	87,205
(Benefit from) provision for income taxes	(6,184)	38,628	598	235	33,277

(Loss) income from continuing operations	(10,022)	62,599	969	382	53,928
(Loss) income from discontinued operations, net of tax	—	(796)	—	—	(796)

Net (loss) income	(10,022)	61,803	969	382	53,132
Less: Net income attributable to noncontrolling interests	—	—	—	(247)	(247)

Net (loss) income attributable to PSI stockholders	$(10,022)	$61,803	$969	$135	$52,885

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$442,718	$15,302	$(4,833)	$453,187
Salaries, wages and employee benefits	—	245,768	6,849	—	252,617
Professional fees	—	40,921	1,157	(38)	42,040
Supplies	—	22,572	565	—	23,137
Rentals and leases	—	6,059	64	(1,083)	5,040
Other operating expenses	—	43,696	3,892	(2,988)	44,600
Provision for doubtful accounts	—	9,482	335	—	9,817
Depreciation and amortization	—	10,947	566	(77)	11,436
Interest expense	18,100	—	451	—	18,551

	18,100	379,445	13,879	(4,186)	407,238
(Loss) income from continuing operations before income taxes	(18,100)	63,273	1,423	(647)	45,949
(Benefit from) provision for income taxes	(6,953)	24,306	547	(249)	17,651

(Loss) income from continuing operations	(11,147)	38,967	876	(398)	28,298
(Loss) income from discontinued operations, net of tax	—	(404)	251	—	(153)

Net (loss) income	(11,147)	38,563	1,127	(398)	28,145
Less: Net income attributable to noncontrolling interests	—	—	—	7	7

Net (loss) income attributable to PSI stockholders	$(11,147)	$38,563	$1,127	$(391)	$28,152

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,453,399	$40,793	$(6,998)	$1,487,194
Salaries, wages and employee benefits	—	760,230	19,256	—	779,486
Professional fees	—	138,940	5,007	(1,380)	142,567
Supplies	—	70,456	1,876	—	72,332
Rentals and leases	—	17,725	445	(3,599)	14,571
Other operating expenses	—	154,155	9,069	(5,797)	157,427
Provision for doubtful accounts	—	29,312	1,240	—	30,552
Depreciation and amortization	—	36,574	1,895	(232)	38,237
Interest expense	48,287	—	1,452	(25)	49,714

	48,287	1,207,392	40,240	(11,033)	1,284,886
(Loss) income from continuing operations before income taxes	(48,287)	246,007	553	4,035	202,308
(Benefit from) provision for income taxes	(18,515)	94,328	212	1,547	77,572

(Loss) income from continuing operations	(29,772)	151,679	341	2,488	124,736
(Loss) income from discontinued operations, net of tax	—	(8,221)	—	—	(8,221)

Net (loss) income	(29,772)	143,458	341	2,488	116,515
Less: Net income attributable to noncontrolling interests	—	—	—	(297)	(297)

Net (loss) income attributable to PSI stockholders	$(29,772)	$143,458	$341	$2,191	$116,218

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Revenue	$—	$1,311,110	$40,358	$(9,064)	$1,342,404
Salaries, wages and employee benefits	—	727,159	19,648	—	746,807
Professional fees	—	121,390	5,943	(3,001)	124,332
Supplies	—	67,811	1,738	—	69,549
Rentals and leases	—	18,257	112	(3,200)	15,169
Other operating expenses	—	123,866	7,971	(5,150)	126,687
Provision for doubtful accounts	—	25,786	783	—	26,569
Depreciation and amortization	—	31,489	1,647	(232)	32,904
Interest expense	51,963	—	1,300	—	53,263

	51,963	1,115,758	39,142	(11,583)	1,195,280
(Loss) income from continuing operations before income taxes	(51,963)	195,352	1,216	2,519	147,124
(Benefit from) provision for income taxes	(19,913)	74,862	466	965	56,380

(Loss) income from continuing operations	(32,050)	120,490	750	1,554	90,744
(Loss) income from discontinued operations, net of tax	—	(1,271)	807	—	(464)

Net (loss) income	(32,050)	119,219	1,557	1,554	90,280
Less: Net income attributable to noncontrolling interests	—	—	—	(338)	(338)

Net (loss) income attributable to PSI stockholders	$(32,050)	$119,219	$1,557	$1,216	$89,942

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(29,772)	$143,458	$341	$2,488	$116,515
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	—	36,574	1,895	(232)	38,237
Amortization of loan costs and bond premium	4,694	—	34	—	4,728
Share-based compensation	—	12,738	—	—	12,738
Change in income tax assets and liabilities	—	45,472	—	—	45,472
Loss from discontinued operations, net of taxes	—	8,221	—		8,221
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(10,018)	635	—	(9,383)
Other current assets	—	(16,593)	9,066	—	(7,527)
Accounts payable	—	3,525	81	—	3,606
Salaries and benefits payable	—	16,314	487	—	16,801
Accrued liabilities and other liabilities	—	(11,100)	5,736	—	(5,364)

Net cash (used in) provided by continuing operating activities	(25,078)	228,591	18,275	2,256	224,044
Net cash provided by discontinued operating activities	—	1,189	—	—	1,189

Net cash (used in) provided by operating activities	(25,078)	229,780	18,275	2,256	225,233
Investing activities:
Capital purchases of leasehold improvements, equipment and software	—	(80,431)	(1,940)	—	(82,371)
Other assets	—	3,418	(3,383)	—	35

Net cash used in continuing investing activities	—	(77,013)	(5,323)	—	(82,336)
Net cash used in discontinued investing activities	—	(12)	—	—	(12)

Net cash used in investing activities	—	(77,025)	(5,323)	—	(82,348)
Financing activities:
Principal payments on long-term debt	(108,840)	—	(336)	—	(109,176)
Payment of loan and issuance costs	(27)	—	—	—	(27)
Distributions to noncontrolling interests	(51)	—	—	—	(51)
Repurchase of common stock upon restricted stock vesting	(490)	—	—	—	(490)
Net transfers to and from members	131,020	(131,103)	2,339	(2,256)	—
Proceeds from exercises of common stock options	3,466	—	—	—	3,466

Net cash provided by (used in) financing activities	25,078	(131,103)	2,003	(2,256)	(106,278)

Net increase in cash and cash equivalents	—	21,652	14,955	—	36,607
Cash and cash equivalents at beginning of the period	—	2,111	4,704	—	6,815

Cash and cash equivalents at end of the period	$—	$23,763	$19,659	$—	$43,422

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(Dollars in thousands)

		Combined
		Subsidiary	Combined Non-	Consolidating	Total Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Operating activities:
Net (loss) income	$(32,050)	$119,219	$1,557	$1,554	$90,280
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	—	31,489	1,647	(232)	32,904
Amortization of loan costs and bond premium	3,540	—	34	—	3,574
Share-based compensation	—	13,525	—	—	13,525
Change in income tax assets and liabilities	—	15,624	—	—	15,624
Loss from discontinued operations, net of taxes	—	464	—		464
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(4,132)	(479)	—	(4,611)
Other current assets	—	4,334	(3,563)	—	771
Accounts payable	—	(1,857)	150	—	(1,707)
Salaries and benefits payable	—	3,599	(178)	—	3,421
Accrued liabilities and other liabilities	—	(5,742)	6,737	—	995

Net cash (used in) provided by continuing operating activities	(28,510)	176,523	5,905	1,322	155,240
Net cash provided by discontinued operating activities	—	(252)	—	—	(252)

Net cash (used in) provided by operating activities	(28,510)	176,271	5,905	1,322	154,988
Investing activities:
Cash paid for acquisitions, net of cash acquired	(32,708)	—	—	—	(32,708)
Cash paid for real estate acquisitions	—	(18,996)	—	—	(18,996)
Capital purchases of leasehold improvements, equipment and software	—	(89,643)	(5,749)	—	(95,392)
Other assets	—	3,615	(3,226)	—	389

Net cash used in continuing investing activities	(32,708)	(105,024)	(8,975)	—	(146,707)
Net cash used in discontinued investing activities	—	(221)	—	—	(221)

Net cash used in investing activities	(32,708)	(105,245)	(8,975)	—	(146,928)
Financing activities:
Net increase in revolving credit facility, less acquisitions	(138,374)	—	—	—	(138,374)
Borrowings on long-term debt	106,500	—	—	—	106,500
Principal payments on long-term debt	(3,509)	—	(314)	—	(3,823)
Payment of loan and issuance costs	(9,826)	—	—	—	(9,826)
Excess tax benefits from share-based payment arrangements	208	—	—	—	208
Distributions to noncontrolling interests	(723)	—	—	—	(723)
Repurchase of common stock upon restricted stock vesting	(992)	—	—	—	(992)
Net transfers to and from members	106,869	(107,106)	1,559	(1,322)	—
Proceeds from exercises of common stock options	1,065	—	—	—	1,065

Net cash provided by (used in) financing activities	61,218	(107,106)	1,245	(1,322)	(45,965)

Net decrease in cash and cash equivalents	—	(36,080)	(1,825)	—	(37,905)
Cash and cash equivalents at beginning of the period	—	39,881	11,390	—	51,271

Cash and cash equivalents at end of the period	$—	$3,801	$9,565	$—	$13,366

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
In October 2010, we received a subpoena from the United States Department of Justice requesting certain documents regarding one of our inpatient facilities in Philadelphia, Pennsylvania. We intend to provide the requested documents to the Department of Justice.
In the opinion of management, we are not currently a party to any proceeding that would have a material adverse effect on our business, financial condition or results of operations.
The reserve for professional and general liability increased to $23.5 million as of September 30, 2010 from $19.0 million as of December 31, 2009, which is primarily due to new and existing claim developments in 2010.
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

PSYCHIATRIC SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010
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
After substantially completing fact discovery in the consolidated Delaware action, without admitting liability on the part of any of the defendants, the parties to the consolidated Delaware action and the consolidated Tennessee state court action have agreed in principle to terms of settlement as follows: (1) requiring additional disclosures in the proxy statement delivered to stockholders in connection with the Special Meeting called to vote on the Merger regarding, among other things, the background of and negotiations relating to the Merger, the Executive Performance Incentive Plan, the amendment to our 2009 Long-Term Equity Compensation Plan and adoption of the 2010 Long-Term Equity Compensation Plan, the circumstances surrounding our compensation committee’s approval of equity and restricted stock grants in February 2010, and the financial disclosures relating to the transaction, including the discounted cash flow and other analyses performed by Goldman Sachs & Co.; (2) allowing our stockholders to revote on the proposal to amend the Psychiatric Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Common Stock subject to grant under the Equity Incentive Plan by 900,000 and to restrict the repricing of options, originally approved by our stockholders at our annual meeting of stockholders in May 2010, and which revote was held on October 5, 2010, with stockholders again approving the amendment to the Equity Incentive Plan; (3) requiring the release by the class of stockholders entitled to vote on the Merger of any and all claims that have been or could have been made against any of the defendants relating to the Merger, the disclosures made by or on behalf of us through and including consummation of the Merger, and the compensation received by any defendant through and including the consummation of the Merger; and (4) requiring us to pay plaintiffs’ reasonable attorneys’ fees and expenses in the amounts ordered by the courts. The settlements in those actions are subject to court approval, which has not yet been obtained.
The parties to the Rosinek case have agreed in principal to settle that case on terms identical to the proposed settlement in the consolidated cases, with the additional promise from the Rosinek plaintiff that she will participate in and not object to the class certification necessary in the consolidated cases for the court to approve the settlement. The United States District Court has stayed the Rosinek case in light of the parties proposed settlement and in favor of the settlement approval proceedings in the consolidated cases.
The settlements in the consolidated and Rosinek cases will not affect the form or amount of the consideration to be received by our stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned lawsuits or that they have engaged in any wrongdoing. The defendants have entered into the settlements to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
Other Litigation
A stockholder lawsuit and a stockholder derivative lawsuit alleging violations of federal securities laws were filed in 2009 against us and certain of our executives. We believe that the lawsuits are without merit and are defending them vigorously. The stockholder derivative lawsuit will be extinguished by the closing of the Merger.

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
     While it is not possible to identify all these factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements, including:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger Agreement or other matters;

•	the inability to complete the Merger due to the failure to satisfy conditions to consummation of the merger, including the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the failure of UHS to obtain the necessary debt financing to consummate the Merger;

•	the failure of the Merger to close for any other reason;

•	risks that the proposed Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the effect of the pending Merger on our physician and patient relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of the debt financing that will be obtained for the Merger;

•	the Merger Agreement restricts our ability to take certain actions without UHS’ approval, including making acquisitions, dispositions, investments or capital expenditures and entering into or amending material contracts;

•	risks inherent to the health care industry, including the impact of unforeseen changes in regulation and the potential adverse impact of government investigations, liabilities and other claims asserted against us;

•	uncertainty as to changes in U.S. general economic activity and the impact of these changes on our business;

•	economic downturn resulting in efforts by federal and state health care programs and managed care companies to reduce reimbursement rates for our services;

•	implementation and effect of newly-adopted federal health care legislation and potential state health care legislation;

•	our ability to comply with applicable licensure and accreditation requirements;

•	our ability to comply with extensive laws and government regulations related to billing, physician relationships, adequacy of medical care and licensure;

•	our ability to successfully integrate and improve the operations of acquired inpatient facilities;

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act;

•	potential competition that alters or impedes our acquisition strategy by decreasing our ability to acquire additional inpatient facilities on favorable terms;

•	our substantial indebtedness and adverse changes in credit markets impacting our ability to receive timely additional financing on terms acceptable to us to fund our acquisition strategy and capital expenditure needs;

•	our ability to maintain favorable and continuing relationships with physicians and other health care professionals who use our inpatient facilities;

•	our ability to ensure confidential information is not inappropriately disclosed and that we are in compliance with federal and state health information privacy standards;

•	our ability to comply with federal and state governmental regulation covering health care-related products and services on-line, including the regulation of medical devices and the practice of medicine and pharmacology;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	future trends for pricing, margins, revenue and profitability that remain difficult to predict in the industries that we serve;

•	fluctuations in the market value of our common stock, including fluctuations resulting from announcements by us of significant corporate events;

•	negative press coverage of us or our industry that may affect public opinion; and

•	those risks and uncertainties described from time to time in our filings with the SEC.
     We caution you that the factors listed above, as well as the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010, may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.
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
     Income from continuing operations before income taxes increased to $87.2 million and $202.3 million, or 17.1% and 13.6% of revenue, for the three and nine months ended September 30, 2010, respectively, compared to $45.9 million and $147.1 million, or 10.1% and 11.0% of revenue, for the same periods of 2009, respectively, primarily as a result of a 12.1% and 10.7% increase in revenue from owned and leased inpatient facilities, respectively. Our same-facility revenue from owned and leased inpatient facilities increased 10.4% and 8.4% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily as a result of increases in patient days of 4.0% and 4.7% and revenue per patient day of 6.1% and 3.4%, respectively. The increase in revenue per patient day was positively impacted by approximately $13 million of revenue in the third quarter of 2010 resulting from various Medicare/Medicaid Upper Payment Limit (“UPL”) programs, federal government stimulus funds, disproportionate share payments, settlements and other programs as well as approximately $12.1 million received by our Mississippi facilities in the second quarter of 2010 from the Medicare/Medicaid UPL Program relating to services provided during the twelve months ended June 30, 2010. The additional UPL Program revenue was partially offset by additional taxes of approximately $7.0 million paid under the Mississippi Hospital Assessment Program in the second quarter of 2010. Same-facility operating margins improved for the three and nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to the increase in revenue and a decrease in salaries, wages and employee benefits expense as a percent of revenue to 48.9% and 50.7% from 54.6% and 53.9%, respectively. Operating margins were negatively affected by $2.4 million and $8.8 million of transaction fees incurred as a result of the proposed Merger for the three and nine months ended September 30, 2010, respectively. Same-facility growth refers to the comparison of each inpatient facility owned during 2009 with the comparable period in 2010, adjusted for closures and combinations for comparability purposes.

Proposed Merger
     On May 16, 2010, we entered into the Merger Agreement with UHS and Merger Sub, a Delaware corporation and a wholly-owned subsidiary of UHS. Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and as a wholly-owned subsidiary of UHS. On October 5, 2010, our stockholders adopted the Merger Agreement at a special meeting of stockholders.
     At the effective time of the Merger, each outstanding share of our Common Stock, other than shares held in our treasury or owned by UHS or Merger Sub, will be cancelled and converted into the right to receive $33.75 in cash, without interest, or an aggregate of approximately $2.0 billion. Including the assumption or repayment of approximately $1.1 billion in net debt, the total transaction consideration is approximately $3.1 billion.
     We made customary representations, warranties and covenants in the Merger Agreement. We are subject to a “no-shop” restriction on our ability to solicit third-party proposals, provide information and engage in discussions with third parties.
     The Merger Agreement contains termination rights and provides that, upon the termination of the Merger Agreement, under specified circumstances, we will be required to reimburse UHS for its transaction expenses and that, under specified circumstances, we will be required to pay UHS a termination fee of $71.5 million.
     The parties to the Merger Agreement are entitled to specific performance of the terms and provisions of the Merger Agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the Merger Agreement by the other party. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and other customary closing conditions. On July 28, 2010, we and UHS each received a Request for Additional Information (“Second Request”) from the Federal Trade Commission (“FTC”) in connection with their filings under the HSR Act. Both we and UHS have complied with the Second Request and anticipate FTC approval of the transaction in November 2010. The parties also expect to close the transaction in November 2010. Where this Quarterly Report on Form 10-Q discusses our future plans, strategies or activities, such discussion does not give effect to the proposed Merger.
     We incurred transaction costs of approximately $2.4 million and $8.8 million related to the proposed Merger for the three and nine months ended September 30, 2010, respectively.
Sources of Revenue
Patient Service Revenue
     Patient service revenue is generated by our inpatient facilities for services provided to patients on an inpatient and outpatient basis within the inpatient behavioral health care facility setting. Patient service revenue is recorded at our established billing rates less contractual adjustments. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts reimbursable by Medicare or Medicaid under provisions of cost or prospective reimbursement formulas or amounts due from other third-party payors at contractually determined rates. Patient service revenue comprised approximately 92.9% and 93.0% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively.
Other Revenue
     Other behavioral health care services accounted for 7.1% and 7.0% of our revenue for the nine months ended September 30, 2010 and 2009, respectively. This portion of our business primarily consists of our contract management business and a managed care plan in Puerto Rico. Our contract management business involves the development, organization and management of behavioral health and rehabilitation programs within medical/surgical hospitals. Services provided are recorded as revenue at contractually determined rates in the period the services are rendered, provided that collectability of such amounts is reasonably assured.

Results of Operations
     The following table illustrates our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30 ,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$508,544	100.0%	$453,187	100.0%	$1,487,194	100.0%	$1,342,404	100.0%
Salaries, wages, and employee benefits (including share- based compensation of $4,946, $4,249, $12,738, and $13,525 for the respective three and six month periods in 2010 and 2009)	256,713	50.5%	252,617	55.7%	779,486	52.4%	746,807	55.6%
Professional fees	46,921	9.2%	42,040	9.3%	142,567	9.6%	124,332	9.2%
Supplies	24,350	4.8%	23,137	5.1%	72,332	4.9%	69,549	5.2%
Provision for doubtful accounts	8,615	1.7%	9,817	2.2%	30,552	2.1%	26,569	2.0%
Other operating expenses	55,109	10.8%	49,640	11.0%	171,998	11.5%	141,856	10.6%
Depreciation and amortization	12,968	2.6%	11,436	2.5%	38,237	2.6%	32,904	2.4%
Interest expense, net	16,663	3.3%	18,551	4.1%	49,714	3.3%	53,263	4.0%

Income from continuing operations before income taxes	87,205	17.1%	45,949	10.1%	202,308	13.6%	147,124	11.0%
Provision for income taxes	33,277	6.5%	17,651	3.9%	77,572	5.2%	56,380	4.2%

Income from continuing operations	53,928	10.6%	28,298	6.2%	124,736	8.4%	90,744	6.8%
Less : Net income attributable to noncontrolling interest	(247)	0.0%	7	0.0%	(297)	0.0%	(338)	-0.1%

Income from continuing operations attributable to PSI stockholders	$53,681	10.6%	$28,305	6.2%	$124,439	8.4%	$90,406	6.7%

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009
     The following table compares key same-facility statistics and total facility statistics for the three months ended September 30, 2010 and 2009 for our owned and leased inpatient facilities:

	For the Three Months Ended September 30,		%
	2010	2009	Change
Same-facility results:
Revenue (in thousands)	$464,021	$420,421	10.4%
Admissions	48,491	44,799	8.2%
Patient days	745,759	717,089	4.0%
Average length of stay (in days)	15.4	16.0	-3.8%
Revenue per patient day	$622	$586	6.1%

Total facility results:
Revenue (in thousands)	$471,391	$420,421	12.1%
Admissions	49,573	44,799	10.7%
Patient days	755,277	717,089	5.3%
Average length of stay (in days)	15.2	16.0	-5.0%
Revenue per patient day	$624	$586	6.5%
     Revenue. Revenue from continuing operations increased $55.4 million, or 12.2%, to $508.5 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Revenue from owned and leased inpatient facilities increased $51.0 million, or 12.1%, to $471.4 million in 2010 compared to 2009. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 4.0% and revenue per patient day of 6.1%. The increase in revenue per patient day was positively impacted by approximately $13 million of revenue in the third quarter of 2010 resulting from various Medicare/Medicaid UPL programs, federal government stimulus funds, disproportionate share payments, settlements and other programs. Other revenue increased $4.4 million to $37.2 million in 2010 compared to $32.8 million in 2009, primarily as a result of an increase in covered lives in our managed care plan in Puerto Rico.
     Salaries, wages, and employee benefits. Salaries, wages and employee benefits (“SWB”) expense was $256.7 million for the three months ended September 30, 2010 compared to $252.6 million for the three months ended September 30, 2009, an increase of $4.1 million, or 1.6%. SWB expense includes $4.9 million and $4.2 million of shared-based compensation expense for the quarters ended September 30, 2010 and 2009, respectively. Based on our stock option and restricted stock grants outstanding at September 30, 2010, we estimate remaining unrecognized share-based compensation expense to be approximately $38.9 million with a weighted-average remaining amortization period of 2.6 years. Excluding share-based compensation expense, SWB expense was $251.8 million, or 49.5% of total revenue, for the three months ended September 30, 2010 compared to $248.4 million, or 54.8% of total revenue, for the three months ended September 30, 2009. SWB expense for owned and leased inpatient facilities was $231.2 million in 2010, or 49.1% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $226.7 million in 2010, or 48.9% of revenue, compared to $229.6 million in 2009, or 54.6% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of an increase in revenue and effective management of staffing levels as well as a decrease in health insurance costs. SWB expense for other operations was $12.4 million in 2010 compared to $12.3 million in 2009. SWB expense for our corporate office was $13.1 million, including $4.9 million in share-based compensation, for 2010 compared to $10.7 million, including $4.2 million in shared-based compensation, for 2009.
     Professional fees. Professional fees were $46.9 million for the three months ended September 30, 2010, or 9.2% of total revenue, compared to $42.0 million for the three months ended September 30, 2009, or 9.3% of total revenue. Professional fees for owned and leased inpatient facilities were $41.1 million in 2010, or 8.7% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $40.6 million in 2010, or 8.8% of revenue, compared to $37.8 million in 2009, or 9.0% of revenue. Professional fees for other operations and our corporate office increased to $5.9 million in 2010 compared to $4.3 million in 2009 primarily as a result of approximately $2.4 million of transaction fees incurred as a result of the proposed Merger.
     Supplies. Supplies expense was $24.4 million for the three months ended September 30, 2010, or 4.8% of total revenue, compared to $23.1 million for the three months ended September 30, 2009, or 5.1% of total revenue. Supplies expense for owned and leased inpatient facilities was $24.2 million in 2010, or 5.1% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $23.9 million in 2010, or 5.1% of revenue, compared to $23.0 million in 2009, or 5.5% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $8.6 million for the three months ended September 30, 2010, or 1.7% of total revenue, compared to $9.8 million for the three months ended September 30, 2009, or 2.2% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $55.1 million for the three months ended September 30, 2010, or 10.8% of total revenue, compared to $49.6 million for the three months ended September 30, 2009, or 11.0% of total revenue. Other operating expenses for owned and leased inpatient facilities were $38.2 million in 2010, or 8.1% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $37.6 million in 2010, or 8.1% of revenue, compared to $33.2 million in 2009, or 7.9% of revenue. Other operating expenses for other operations and our corporate office increased to $17.0 million in 2010 compared to $16.4 million in 2009.
     Depreciation and amortization. Depreciation and amortization expense increased to $13.0 million for the three months ended September 30, 2010 compared to $11.4 million for the three months ended September 30, 2009, primarily as a result of depreciation on expansion projects at our inpatient facilities and the acquisition of two facilities in 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $16.7 million for the three months ended September 30, 2010 compared to $18.6 million for the three months ended September 30, 2009. This decrease in interest expense was primarily the result of a decrease in our long-term debt outstanding during the twelve months ended September 30, 2010.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that each own one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interests represents the pro rata portion of the joint venture’s net profit belonging to the noncontrolling partners.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $0.8 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009.
Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009
     The following table compares key same-facility statistics and total facility statistics for the nine months ended September 30, 2010 and 2009 for our owned and leased inpatient facilities:

	For the Nine Months Ended September 30,		%
	2010	2009	Change
Same-facility results:
Revenue (in thousands )	$1,353,119	$1,248,314	8.4%
Admissions	144,482	132,881	8.7%
Patient days	2,246,412	2,145,861	4.7%
Average length of stay (in days)	15.5	16.1	-3.7%
Revenue per patient day	$602	$582	3.4%

Total facility results:
Revenue (in thousands )	$1,381,279	$1,248,314	10.7%
Admissions	148,248	132,881	11.6%
Patient days	2,280,722	2,145,861	6.3%
Average length of stay (in days)	15.4	16.1	-4.3%
Revenue per patient day	$606	$582	4.1%
     Revenue. Revenue from continuing operations increased $144.8 million, or 10.8%, to $1,487.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Revenue from owned and leased inpatient facilities increased $133.0 million, or 10.7%, to $1,381.3 million in 2010 compared to 2009. The increase in revenue from owned and leased inpatient facilities relates primarily to same-facility growth in patient days of 4.7% and revenue per patient day of 3.4%. The increase in revenue per patient day was positively impacted by approximately $25 million of revenue from Medicare/Medicaid UPL programs, government stimulus funds, disproportionate share payments, settlements and other programs. Other revenue increased $11.8 million to $105.9 million in 2010 compared to $94.1 million in 2009, primarily as a result of an increase in covered lives in our managed care plan in Puerto Rico.
     Salaries, wages, and employee benefits. SWB expense was $779.5 million for the nine months ended September 30, 2010 compared to $746.8 million for the nine months ended September 30, 2009, an increase of $32.7 million, or 4.4%. SWB expense includes $12.7 million and $13.5 million of shared-based compensation expense for the quarters ended September 30, 2010 and 2009, respectively. Excluding share-based compensation expense, SWB expense was $766.7 million, or 51.6% of total revenue, for the nine months ended September 30, 2010 compared to $733.3 million, or 54.6% of total revenue, for the nine months ended September 30, 2009. SWB expense for owned and leased inpatient facilities was $702.6 million in 2010, or 50.9% of revenue. Same-facility SWB expense for owned and leased inpatient facilities was $686.2 million in 2010, or 50.7% of revenue, compared to $673.2 million in 2009, or 53.9% of revenue. This decrease in same-facility SWB expense as a percent of revenue is primarily the result of an increase in revenue and effective management of staffing levels as well as a decrease in health insurance costs. SWB expense for other operations was $37.4 million in 2010 compared to $35.9 million in 2009. SWB expense for our corporate office was $39.4 million, including $12.7 million in share-based compensation, for 2010 compared to $37.7 million, including $13.5 million in shared-based compensation, for 2009.
     Professional fees. Professional fees were $142.6 million for the nine months ended September 30, 2010, or 9.6% of total revenue, compared to $124.3 million for the nine months ended September 30, 2009, or 9.2% of total revenue. Professional fees for owned and leased inpatient facilities were $121.4 million in 2010, or 8.8% of revenue. Same-facility professional fees for owned and leased inpatient facilities were $119.9 million in 2010, or 8.9% of revenue, compared to $112.7 million in 2009, or 9.0% of revenue. Professional fees for other operations and our corporate office increased to $21.1 million in 2010 compared to $11.7 million in 2009 primarily as a result of approximately $8.8 million of transaction fees incurred as a result of the proposed Merger.
     Supplies. Supplies expense was $72.3 million for the nine months ended September 30, 2010, or 4.9% of total revenue, compared to $69.5 million for the nine months ended September 30, 2009, or 5.2% of total revenue. Supplies expense for owned and leased inpatient facilities was $71.9 million in 2010, or 5.2% of revenue. Same-facility supplies expense for owned and leased inpatient facilities was $70.6 million in 2010, or 5.2% of revenue, compared to $69.1 million in 2009, or 5.5% of revenue.
     Provision for doubtful accounts. The provision for doubtful accounts was $30.6 million for the nine months ended September 30, 2010, or 2.1% of total revenue, compared to $26.6 million for the nine months ended September 30, 2009, or 2.0% of total revenue. The provision for doubtful accounts at owned and leased inpatient facilities comprised substantially all of our provision for doubtful accounts.
     Other operating expenses. Other operating expenses consist primarily of rent, utilities, insurance, travel and repairs and maintenance expenses. Other operating expenses were $172.0 million for the nine months ended September 30, 2010, or 11.5% of total revenue, compared to $141.9 million for the nine months ended September 30, 2009, or 10.6% of total revenue. Other operating expenses for owned and leased inpatient facilities were $119.5 million in 2010, or 8.7% of revenue. Same-facility other operating expenses for owned and leased inpatient facilities were $117.1 million in 2010, or 8.7% of revenue, compared to $98.2 million in 2009, or 7.9% of revenue. This increase in other operating expenses as a percent of revenue is primarily a result of an increase in our self-insured professional and general liability insurance expense as a percent of revenue compared with 2009 and a provider tax assessed by the State of Mississippi’s Medicaid program. Other operating expenses for other operations and our corporate office increased to $52.5 million in 2010 compared to $43.6 million in 2009 primarily as a result of additional expenses associated with an increase in covered lives in our managed care plan in Puerto Rico.
     Depreciation and amortization. Depreciation and amortization expense increased to $38.2 million for the nine months ended September 30, 2010 compared to $32.9 million for the nine months ended September 30, 2009, primarily as a result of depreciation on expansion projects at our inpatient facilities and the acquisition of two facilities in 2009.
     Interest expense, net. Interest expense, net of interest income, decreased to $49.7 million for the nine months ended September 30, 2010 compared to $53.3 million for the nine months ended September 30, 2009. This decrease in interest expense was primarily the result of a decrease in our long-term debt outstanding during the twelve months ended September 30, 2010.
     Income attributable to noncontrolling interest. We own controlling interests in two joint ventures that each own one of our inpatient behavioral health care facilities. Income attributable to noncontrolling interests represents the pro rata portion of the joint venture’s net profit belonging to the noncontrolling partners.
     Loss from discontinued operations, net of taxes. The loss from discontinued operations, net of income tax effect, was $8.2 million for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. The $8.2 million loss in 2010 includes $6.2 million in losses recognized to decrease the carrying values of discontinued operations that are held for sale. During 2009, we completed the sale of our EAP business, elected to close and make The Oaks Treatment Center and Cumberland Hall of Chattanooga available for sale, and terminated one contract with a South Carolina juvenile justice agency. We also elected to close and make Nashville Rehabilitation Hospital available for sale and transferred its behavioral health services to Rolling Hills Hospital in the first quarter of 2009.
Liquidity and Capital Resources
     We currently have $296.0 million available for borrowings under our $300 million revolving credit facility. Additionally, our cash flow from continuing operating activities was $224.0 million for the nine months ended September 30, 2010 and we had $166.5 million of working capital, including $43.4 million of cash and cash equivalents, at September 30, 2010. We believe that our cash flow from operations, availability under our revolving credit facility and working capital are sufficient to fund our known future cash requirements for operations and capital expenditures. We historically spend approximately 2% to 3% of our revenue on routine capital expenditures.
     Working capital at September 30, 2010 was $166.5 million, including cash and cash equivalents of $43.4 million, compared to working capital of $177.9 million, including cash and cash equivalents of $6.8 million, at December 31, 2009. This decrease in working capital is primarily attributable to an increase in income taxes payable of $45.9 million and an increase in accrued salaries and benefits payable of $16.8 million, offset by increases in cash of $36.6 million, accounts receivable of $9.4 million and a decrease in accrued interest expense of $11.2 million. The $36.6 million increase in cash and cash equivalents is primarily a result of cash provided by continuing operations of $224.0 million offset by cash used for capital expenditures of $82.4 million and principal payments on long-term debt of $109.2 million. The increase in accounts receivable is primarily due to an increase of 8.4% in same-facility revenue. Our consolidated day’s sales outstanding were 47 and 49 at September 30, 2010 and December 31, 2009, respectively. The decrease in accrued interest expense is primarily the result of the semi-annual payment of interest on our 7 3/4% Notes during the third quarter of 2010. The increase in accrued salaries and benefits payable is primarily the result of seven additional days of accrued salaries at September 30, 2010 compared to December 31, 2009 due to the timing of the pay dates.
     Cash provided by continuing operating activities was $224.0 million for the nine months ended September 30, 2010 compared to $155.2 million for the nine months ended September 30, 2009. The increase in cash flows from continuing operating activities was primarily the result of cash provided by improved operating results and the timing of payments of income taxes.
     Cash used by continuing investing activities was $82.3 million for the nine months ended September 30, 2010 compared to $146.7 million for the nine months ended September 30, 2009. Cash used in investing activities for the nine months ended September 30, 2010 primarily consisted of $82.4 million paid for purchases of fixed assets. Cash used for routine and expansion capital expenditures was approximately $33.9 million and $48.5 million, respectively, for the nine months ended September 30, 2010. We define expansion capital expenditures as those that increase the capacity of our facilities or otherwise enhance revenue. Routine or maintenance capital expenditures were 2.3% of our revenue for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of $95.4 million paid for purchases of fixed assets, $32.7 million paid for acquisitions and $19.0 million paid for a facility that was previously leased.
     Cash used in financing activities was $106.3 million for the nine months ended September 30, 2010 compared to $46.0 million for the nine months ended September 30, 2009. Cash used in financing activities for the nine months ended September 30, 2010 consisted primarily of $109.2 million of principal payments on our long-term debt, primarily consisting of two $50.0 million voluntary pre-payments on our senior secured term loan facility. Cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $138.4 million of net payments on the balance due under our revolving credit facility, $9.8 million paid for loan and issuance costs and $3.8 million principal payments on long-term debt, offset by $106.5 million received from the issuance of $120 million of our 7 3/4% Notes at a discount of 11.25%.
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
Contractual Obligations

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 year	1 -3 years	3-5 years	5 years
Long-term debt (1):
Senior secured term loan facility, expiring on July 1, 2012 and bearing interest of 2.2% at September 30, 2010	$456,748	$3,047	$453,701	$—	$—
7 3/4% Senior Subordinated Notes due July 15, 2015	583,385	—	—	583,385	—
Mortgage loans on facilities , maturing in 2036, 2037 and 2038 bearing fixed interest rates of 5.7% to 7.6%	32,516	471	1,035	1,171	29,839

	1,072,649	3,518	454,736	584,556	29,839

Lease and other obligations	76,563	13,305	17,744	12,956	32,558

Total contractual obligations	$1,149,212	$16,823	$472,480	$597,512	$62,397

(1)	Excludes capital lease obligations and other obligations of $7.0 million, which are included in lease and other obligations.
     The fair value of our 7 3/4% Notes was approximately $610.2 million and $565.2 million as of September 30, 2010 and December 31, 2009, respectively. The fair value of our senior secured term loan facility was approximately $452.8 million and $536.6 million as of September 30, 2010 and December 31, 2009, respectively. The carrying value of our other long-term debt, including current maturities, of $39.5 million at September 30, 2010 and December 31, 2009, approximated fair value. We had $456.7 million of variable rate debt outstanding under our senior secured term loan facility as of September 30, 2010. At our September 30, 2010 borrowing level, a hypothetical 10% increase in interest rates would decrease our annual net income and cash flows by approximately $0.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest expense is sensitive to changes in the general level of interest rates. With respect to our interest-bearing liabilities, approximately $615.9 million of our long-term debt outstanding at September 30, 2010 was subject to a weighted-average fixed interest rate of 8.0%. Our variable rate debt is comprised of our senior secured term loan facility, which had $456.7 million outstanding at September 30, 2010 and on which interest is generally payable at LIBOR plus 1.75%.
     A hypothetical 10% increase in interest rates would decrease our net income and cash flows by approximately $0.6 million on an annual basis based upon our borrowing level at September 30, 2010. In the event we draw on our revolving credit facility and/or interest rates change significantly, we anticipate that we would take actions intended to further mitigate our exposure to such change by targeting a portion of our debt portfolio to be maintained at fixed rates and periodically entering into interest rate swap agreements. Information on quantitative and qualitative disclosure about market risk is included in Part I, Item 2 of this Quarterly Report on Form

10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     A stockholder lawsuit and a stockholder derivative lawsuit alleging violations of federal securities laws were filed in 2009 against us and certain of our executives. We believe the lawsuits are without merit and are defending them vigorously. The stockholder derivative lawsuit will be extinguished by the closing of the Merger.
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
     After substantially completing fact discovery in the consolidated Delaware action, without admitting liability on the part of any of the defendants, the parties to the consolidated Delaware action and the consolidated Tennessee state court action have agreed in principle to terms of settlement as follows: (1) requiring additional disclosures in the proxy statement delivered to stockholders in connection with the Special Meeting called to vote on the Merger regarding, among other things, the background of and negotiations relating to the Merger, the Executive Performance Incentive Plan, the amendment to our 2009 Long-Term Equity Compensation Plan and adoption of the 2010 Long-Term Equity Compensation Plan, the circumstances surrounding our compensation committee’s approval of equity and restricted stock grants in February 2010, and the financial disclosures relating to the transaction, including the discounted cash flow and other analyses performed by Goldman Sachs & Co.; (2) allowing our stockholders to revote on the proposal to amend the Equity Incentive Plan to increase the number of shares of Common Stock subject to grant under the Equity Incentive Plan by 900,000 and to restrict the repricing of options, originally approved by our stockholders at our annual meeting of stockholders in May 2010, and which revote was held on October 5, 2010, with stockholders again approving the amendment to the Equity Incentive Plan; (3) requiring the release by the class of stockholders entitled to vote on the Merger of any and all claims that have been or could have been made against any of the defendants relating to the Merger, the disclosures made by or on behalf of us through and including consummation of the Merger, and the compensation received by any defendant through and including the consummation of the Merger; and (4) requiring us to pay plaintiffs’ reasonable attorneys’ fees and expenses in the amounts ordered by the courts. The settlements in those actions are subject to court approval, which has not yet been obtained.
     The parties to the Rosinek case have agreed in principal to settle that case on terms identical to the proposed settlement in the consolidated cases, with the additional promise from the Rosinek plaintiff that she will participate in and not object to the class certification necessary in the consolidated cases for the court to approve the settlement. The United States District Court in has stayed the Rosinek case in light of the parties proposed settlement and in favor of the settlement approval proceedings in the consolidated cases.
     The settlements in the consolidated and Rosinek cases will not affect the form or amount of the consideration to be received by our stockholders in the Merger. The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned lawsuits or that they have engaged in any wrongdoing. The defendants have entered into the settlements to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 6. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated May 16, 2010, by and among Psychiatric Solutions, Inc., Universal Health Services, Inc. and Olympus Acquisition Corp. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed on May 17, 2010).

3.1	Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on March 9, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PMR Corporation, filed with the Delaware Secretary of State on August 5, 2002 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on March 21, 2003 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on January 22, 2003).

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Psychiatric Solutions, Inc., filed with the Delaware Secretary of State on December 15, 2005 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.5	By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on November 6, 2007).

Exhibit
Number	Description
31.1*	Certification of the Chief Executive Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Accounting Officer of Psychiatric Solutions, Inc. pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document.

101. SCH**	XBRL Taxonomy Extension Schema Document.

101. CAL**	XBRL Taxonomy Calculation Linkbase Document.

101. LAB**	XBRL Taxonomy Labels Linkbase Document.

101. PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Filed or furnished herewith

**	Furnished electronically herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Psychiatric Solutions, Inc.
By:	/s/ Jack E. Polson
Jack E. Polson
Executive Vice President, Chief Accounting Officer

Dated: November 9, 2010